Form 10QSB
period 1999-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2000-03-03
CIK 1100820

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES ECHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                  -------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        For the transition period from to

                                  -------------

                        Commission File Number 000-30486

                                  -------------

                   Advanced Communications Technologies, Inc.

                                  -------------

        (Exact name of small business issuer as specified in its charter)

Florida                                                  95-4743438
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

               19200 Von Karman Ave., Suite 500, Irvine, CA 92612
                    (Address of principal executive offices)
                                 (949) 622-5566

                                  -------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. As of January 31, 2000, 76,124,780 shares of the registrant's no par value common stock wereissued and outstanding

           Transmittal Small Business Disclosure Format (check one):

                  Yes                                  No  X

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheet as of December 31, 1999

Condensed Consolidated Statement of Operations for the six months ended December 31, 1999

Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 1999

Note to the Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis


PART II OTHER INFORMATION

ITEM 2. Changes in Securities

ITEM 6. Exhibits and Reports on Form 8K

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                           & CONSOLIDATED SUBSIDIARIES
                                  BALANCE SHEET
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

ASSETS

Current assets
  Cash                                                              $   138,523
  Loans receivable                                                      157,000
  Marketable securities                                                   9,750
  Bonds receivable                                                       36,450
                                                                    -----------
TOTAL CURRENT ASSETS                                                    341,723
                                                                    -----------
PROPERTY & EQUIPMENT - NET                                               17,288
                                                                    -----------
OTHER ASSETS
  Advances receivable - Related Party                                   555,000
  Bond issuance costs (net of amortization)                              32,500
  Telephone service deposits                                             35,000
  Purchased goodwill and other intangibles (net)                        978,924
                                                                    -----------
TOTAL OTHER ASSETS                                                    1,601,424
                                                                    -----------
TOTAL ASSETS                                                        $ 1,960,435
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
  Accounts payable                                                  $   324,098
  Accrued compensation                                                  171,550
  Interest payable                                                       67,577
  Note payable                                                          150,000
  Other liabilities                                                     121,500
  Convertible debentures                                                650,000
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,484,725
                                                                    -----------
OTHER LIABILITIES
  Minority interest in net assets of
     Consolidated subsidiaries                                          500,811
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
    Common stock, no par value, 100,000,000 shares
       authorized, 76,177,780 shares issued and outstanding           2,612,371
    Accumulated deficit                                              (2,520,472)
    Accumulated other comprehensive loss                               (117,000)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                          (25,101)
                                                                    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                                          $ 1,960,435
                                                                    ===========

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                           & CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1999
                                   (UNAUDITED)


SALES                                                               $   125,274
COST OF SALES                                                          (126,473)
                                                                    -----------
GROSS PROFIT (LOSS)                                                      (1,199)
                                                                    -----------
OPERATING EXPENSES
    Consulting fees                                                     208,812
    Amortization and depreciation expense                                51,500
    Professional fees                                                 1,105,511
    Other selling, general and administrative expenses                  204,927
                                                                    -----------
TOTAL OPERATING EXPENSES                                             (1,570,750)
                                                                    -----------

NET LOSS FROM OPERATIONS                                            $(1,571,949)
                                                                    -----------

OTHER INCOME/(EXPENSE)
    Interest expense                                                   (665,180)
    Other income                                                        364,498
    Minority interest in World IP net loss
                                                                         25,113
                                                                    -----------
TOTAL OTHER INCOME/ (EXPENSE)                                          (275,569)
                                                                    -----------

NET LOSS                                                            $(1,847,518)
                                                                    ===========

Net loss per share:
         Basic                                                      $      (.03)
                                                                    ===========
         Diluted                                                    $      (.02)
                                                                    ===========

Weighted average
number of shares
outstanding during
the period:
          Basic                                                      75,099,457
                                                                    ===========
          Diluted                                                    77,197,808
                                                                    ===========

                  ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                           & CONSOLIDATED SUBSIDIARIES
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                                                        COMMON STOCK                         ACCUMULATED
                                                        ------------                            OTHER
                                                                               ACCUMULATED  COMPREHENSIVE
                                                    SHARES         AMOUNT        DEFICIT     INCOME (LOSS)     TOTAL
                                                   -------------------------------------------------------------------
BALANCE, JUNE 30, 1999                             73,312,280    $  416,183   $  (672,954)     $(97,500)  $  (354,271)

Stock issued for office equipment                      30,000         9,900            --            --         9,900

Stock issued for services                           1,735,500       981,288            --            --       981,288

Stock issued in exchange for debt                     600,000       180,000            --            --       180,000

Stock issued for investment in World IP               500,000       375,000            --            --       375,000


Effect of convertible debentures                           --       650,000            --            --       650,000

Net loss for the six month period ended
December 31, 1999                                                              (1,847,518)           --    (1,847,518)

Unrealized loss on marketable securities                                                        (19,500)      (19,500)
                                                   -------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                         76,177,780    $2,612,371   $(2,520,472)    $(117,000)  $   (25,101)
                                                   ==========    ==========   ===========     =========   ===========

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                           & CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

Cash flows from operating activities
 Net loss                                                 $(1,847,518)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                51,500
  Expenses incurred in exchange for common stock              981,288
  Gain on debt extinguishment                                 364,498
  Minority interest in net loss                                25,113
 Changes in operating assets and liabilities:
 Increase (decrease) in:
  Accounts payable                                             (5,104)
  Interest payable                                             15,180
  Accrued compensation                                         60,000
  Other liabilities                                           (54,000)
 Bonds receivable                                              36,450
 Telephone service deposits and other                          41,981
                                                          -----------

 Net cash used in operating activities                       (330,612)
                                                          -----------

Cash flows from investing activities
 Loan to affiliated company                                  (245,000)
 Purchase of fixed assets                                      (5,435)
 Investment in Kentel LLC                                      (7,000)
 Investment in World IP                                       (45,000)
                                                          -----------

  Net cash used in investing activities                      (302,435)
                                                          -----------

Cash flows from financing activities
  Proceeds from issuance of convertible debt
  Proceeds from issuance of common stock                      388,050
                                                              373,500
                                                          -----------

  Net cash provided by financing activities                   761,550
                                                          -----------

Net increase in cash                                          128,503

Cash and cash equivalents at beginning of period               10,020
                                                          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   138,523
                                                          ===========

Note A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the results of the Company's 51% majority owned subsidiary, World IP Incorporated and its wholly-owned foreign subsidiaries from November 11,1999, the date the Company acquired a controlling interest, to December 31,1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included herein. Operating results for the six month period ended December 31,1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

The Company was incorporated on April 30, 1998 and was inactive from that date until April 7, 1999 when it acquired all of the issued and outstanding stock of Media Forum International, Inc. Consequently, no comparative results of operations or financial statements for the six month period ended December 31,1998 are included herein. The results of operations include only the six month period ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II- Other Information.

(a) RESULTS OF OPERATIONS

Revenues. Revenue from continuing operations represents telephone wholesale network sales from the Company's 51% majority owned subsidiary World IP for the period November 11,1999 to December 31,1999. The Company had no other revenues from continuing operations.

Costs and Expenses. Cost of telephone network sales of $126,473 through the Company's 51% majority owned subsidiary includes the cost of third party telephone network providers.

General and Administrative Expenses. General and Administrative expenses includes $981,288 of professional services rendered to the Company in exchange for restricted common stock and other selling and marketing expenses incurred in connection with the Company's telephone network activities and support of the Spectrucell wireless technology being developed by a corporation related to the Company. It also includes amortization expense of $49,500 in connection with bond issuance costs ($32,500) and purchased goodwill ($17,000).

Other Income/Expense. Included in other income/expense of $364,498 for the six month period ended December 31, 1999 is $242,561 of gain from the extinguishments of $422,561 of prior shareholder loans in exchange for 600,000 of Company's restricted common stock valued at $180,000. In addition, $121,937 of other income was recognized on the abandonment of certain accounts payable and accrued expenses of Media Forum International, Inc, a predecessor corporation. Interest expense of $650,000 was incurred during this period as a result of the Company's issuance of $650,000 of Secured Convertible Debentures due April 1, 2000. Under the terms of the Secured Convertible Debentures, the holders of the debentures could, at any time, and at their option, convert the notes into shares of the Company's common stock at a conversion price equal to 50% of the average bid price during the 20 trading days immediately preceding the applicable conversion date. Since the convertible debentures contain a beneficial conversion feature, which when computed at its intrinsic value, is equal to the principal amount of the debt, applicable accounting guidelines require that the Company record as interest expense during this period, $650,000 representing the interest component of the beneficial conversion feature.

(b) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's cash and cash equivalents balance was $138,523, an increase of approximately $128,000 from July 1, 1999, the start of the Company's fiscal year. No cash was provided by operations. All cash was provided from financing activities including the issuance of $650,000 of Secured Convertible Debentures and the closing of the Company's April 1999 Reg. 504D offering during July 1999.

On December 7, 1999 the Company entered into an agreement with Bridgewater Capital Corporation ("Bridgewater"), a California based investment banking firm to assist the Company in securing additional equity financing. Under the terms of the agreement, Bridgewater will assist the Company in identifying a target corporation to enter into a reverse merger with and, on a best efforts basis, secure equity funding for the Company in an amount up to $40 million based on the successful filing by the Company of a S-4 registration statement. Under such agreement, such equity amounts would be funded in the following amounts and at the following times; $5 million at the close of the merger transaction, $10 million upon the filing of the S-4 registration statement and thereafter, a $25 million draw down equity line.

The Company is considering other alternatives and sources to obtain the necessary capital to continue its wholesale telephone network business and to assist its related company, Advanced Communications Technologies Pty Ltd
(Australia) in their development and testing of the Spectrucell wireless technology.

(c) ACQUISITIONS

On November 11,1999 the Company's newly formed wholly-owned subsidiary Advanced Global Communications ("AGC") entered into an agreement with the shareholders of World IP Incorporated ("World") and its wholly-owned subsidiaries Sur Comunicaciones, S.A. (a Chilean corporation) and Acinel S.A. (an Argentinean corporation), hereinafter the "World Group" to acquire a controlling interest in the World Group. The World Group provides wholesale international telephone services from the U.S. to Chile and Argentina. Under the terms of the agreement, AGC purchased 1,020 shares or 51% of World's common stock for $95,000 plus 500,000 shares of the Company's restricted common stock. The former shareholders of World own the remaining 49% interest. In addition, AGC has agreed to pay up to $60,000 to World to fund the acquisition of a point of presence ("POP") in Venezuela. Moreover, the agreement provides for certain additional shares of the Company to be issued to the former World shareholders based on World's performance on the six month anniversary date of the acquisition. At December 31,1999 the Company owed $50,000 to the former World shareholders.

The Company intends to grow through acquisition and as part of this growth strategy, will continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations, if any, and authorized but unissued common stock to finance any such acquisitions. Assuming that the Company is successful in obtaining additional equity financings, it contemplates making additional acquisitions during fiscal 2000.

Part II- OTHER INFORMATION

The statements in this quarterly report on Form 10-QSB that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

ITEM 2. CHANGES IN SECURITIES

      As reported in the Company's Current Report on Form 8-K listed in Item 6(b), the Company issued a total of 600,000 shares of its Common Stock.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit                                                Description of Exhibits
-------                                                -----------------------

(b) Reports on Form 8-K

On February 3, 2000, the Company filed a Current Report on Form 8-K reporting the acquisition of the capital stock of Smart Investment.com, Inc. ("SICI") and related transactions including the issuance of 200,000 shares of the Company's Common Stock in exchange therefor. The Company also agreed to issue 400,000 shares of its Common Stock pursuant to a Consulting Agreement as part of the transaction.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Advanced Communications Technologies, Inc.

Date:  March 1, 2000           /s/  Roger May
--------------------           --------------
                               Roger May
                               Chairman of the Board and Chief Executive Officer

Date:  March 1, 2000           /s/  Wayne I. Danson
--------------------           --------------------
                               Wayne I. Danson
                               Chief Financial Officer