Form 10QSB
period 2000-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2000-05-24
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 1O-QSB

                                   (check one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        Commission File Number 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Florida                             95-4743438
                    -------                             ----------
         (State or other jurisdiction        (IRS Employer Identification No.)
       of incorporation or organization)

               19200 Von Karman Ave., Suite 500, Irvine, CA 92612
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 622-5566
                                 --------------
                         (Registrant's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

    As of April 30,2000, 76,844,780 shares of the registrant's no par value common stock were issued and outstanding

           Transmittal Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

PART I-FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of March 31, 2000

Condensed Consolidated Statement of Operations for the three months ended March 31, 2000 and the nine months ended March 31, 2000

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2000 and the nine months ended March 31, 2000

Note to the Condensed Consolidated Financial Statements

ITEM 2.  Management's Discussion and Analysis

PART II-OTHER INFORMATION

ITEM 2.  Changes in Securities

ITEM 3.  Qualitative Disclosures about Market Risk

ITEM 6.  Subsequent Events and Exhibits

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                           & CONSOLIDATED SUBSIDIARIES
                                  BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                 As of
                                                                  March 31, 2000
                                                                  --------------

Current assets
    Cash                                                            $    16,917
    Loans receivable                                                    157,000
    Marketable securities                                                15,600
    Bonds receivable                                                     36,450
                                                                    -----------
TOTAL CURRENT ASSETS                                                    225,967
                                                                    -----------

PROPERTY & EQUIPMENT - NET                                               16,288
                                                                    -----------

OTHER ASSETS
    Advances receivable - Related Party                                 555,000
    Bond issuance costs (net of amortization)                                 0
    Telephone service deposits                                           65,000
    Acquired Assets and other intangibles (net)                         953,924
                                                                    -----------

TOTAL OTHER ASSETS                                                    1,573,924
                                                                    -----------

TOTAL ASSETS                                                        $ 1,816,179
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities
    Accounts payable                                                $   603,558
    Accrued compensation                                                201,550
    Interest payable                                                     75,736
    Note payable                                                        150,000
    Shareholder loan                                                    176,500
    Other liabilities                                                   175,000
    Convertible debentures                                              650,000
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             2,032,344
                                                                    -----------

OTHER LIABILITIES
  Minority interest in net assets of
    Consolidated subsidiaries                                          362,856
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
    Common stock, no par value, 100,000,000 shares
      authorized, 76,897,780 shares issued and outstanding            4,423,591
    Accumulated deficit                                              (4,891,462)
    Accumulated other comprehensive gain (loss)                        (111,150)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (579,021)
                                                                    -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                                          $ 1,816,179
                                                                    ===========

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                           & CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                For the Three     For the Nine
                                                 Months Ended     Months Ended
                                                March 31, 2000   March 31, 2000
                                                --------------   --------------

SALES                                           $    138,243          263,517
COST OF SALES                                       (280,055)        (406,528)
                                                ------------     ------------
GROSS PROFIT (LOSS)                                 (141,812)        (143,011)
                                                ------------     ------------

OPERATING EXPENSES
    Consulting fees                                  116,880          325,692
    Amortization and depreciation expense             58,500          110,000
    Professional fees                              1,973,543        3,079,054
    Other selling, general and administrative        210,051          414,978
      expenses
                                                ------------     ------------
TOTAL OPERATING EXPENSES                           2,358,974        3,929,724
                                                ------------     ------------

NET LOSS FROM OPERATIONS                        $ (2,500,786)      (4,072,735)
                                                ------------     ------------

OTHER INCOME/(EXPENSE)
    Interest expense                                  (8,159)        (673,339)
    Other income                                     364,498
    Minority interest in World IP net loss           137,955          163,068
                                                ------------     ------------
TOTAL OTHER INCOME/ (EXPENSE)                        129,796         (145,773)
                                                ------------     ------------

NET LOSS                                        $ (2,370,990)      (4,218,508)
                                                ============     ============

Net loss per share:
         Basic                                  $       (.03)            (.06)
                                                ============     ============
         Diluted                                $       (.03)            (.06)
                                                ============     ============

Weighted average
number of shares
outstanding during
the period:
          Basic                                   76,504,265       75,564,321
                                                ============     ============
          Diluted                                 80,747,084       78,372,295
                                                ============     ============

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                           & CONSOLIDATED SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                          For the Three    For the Nine
                                                          Months Ended     Months Ended
                                                         March 31, 2000   March 31, 2000
                                                         --------------   --------------
Cash flows from operating activities
   Net loss                                                $(2,370,990)    (4,218,508)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                              58,500        110,000
     Expenses incurred in exchange for common stock          1,811,220      2,792,508
     Gain on cancellation of shareholder debt                                (242,561)
     Beneficial conversion feature on convertible debt                        650,000
     Recognition of minority interest                         (137,955)      (111,816)
   Changes in operating assets and liabilities:
   Increase (decrease) in:
     Accounts payable                                          329,460        333,320
     Interest payable                                            8,159         23,339
     Accrued compensation                                       30,000         90,000
     Other liabilities                                          60,000         60,000
     Telephone service deposits                                (30,000)       (65,000)
                                                           -----------    -----------
    Net cash used in operating activities                     (241,606)      (578,718)

Cash flows from investing activities:
  Loan to affiliated company                                                 (245,000)
  Purchase of fixed assets                                                     (5,435)
  Investment in Kentel LLC                                                     (7,000)
  Investment in World IP                                       (50,000)       (95,000)
                                                           -----------    -----------

     Net cash used in investing activities                     (50,000)      (352,435)
                                                           -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debt                         0        388,050
  Proceeds from issuance of common stock                             0        373,500
  Shareholder loan                                            170, 000        176,500
                                                           -----------    -----------

     Net cash provided by financing activities                 170,000        938,050
                                                           -----------    -----------

Net increase (decrease) in cash                               (121,606)         6,897

Cash and cash equivalents at beginning of period               138,523         10,020
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                     $    16,917         16,917
                                                           ===========    ===========

Note A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the results of Advanced Communications Technologies, Inc.'s ("ACT" or the "Company") wholly-owned subsidiary, Advanced Global Communications Technologies, Inc. ("AGC") and AGC's 51% majority owned subsidiary, World IP Incorporated and its wholly-owned foreign subsidiaries. Financial information forwarded herein, which is unaudited, reflects in the opinion of management all adjustments (all of which are a recurring nature) that are necessary to present a fair statement of the interim period. Operating results for the three-months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

The Company was incorporated on April 30, 1998 and was inactive from that date until April 7, 1999 when it acquired all of the issued and outstanding stock of Media Forum International, Inc. Consequently, no comparative results of operations or financial statements for the three-months ended March 31, 1999 are included herein. The results of operations include only the quarter ended March 31, 2000.

For Financial reporting purposes, the Company's acquisition of 51% of World IP and consolidated subsidiaries is being treated as the acquisition of all of the assets and liabilities of World IP and its wholly-owned foreign subsidiaries. The accounting for this acquisition is subject to audit and the appraisal of the assets acquired and liabilities assumed. For financial reporting purposes, the Company has assumed that the book value of acquired assets as of the date of purchase is equal to the purchase price paid by the Company. Such purchase price has been allocated entirely to intangible assets and is subject to adjustment upon audit by the Company's independent accountants. The Company has assigned a 10 year life to all intangible assets acquired.

ITEM  2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and operating results. Certain statements under this caption may constitute "forward-looking statements". See Part II- Other Information.

(a) RESULTS OF OPERATIONS

AGC is the operational arm of ACT for all telecommunications operations and network development and is the holding company for all currently owned switching and network operations and future planned acquisitions of other switching and telecommunications companies. ACT through its wholly-owned subsidiary, AGC, plans to aggressively pursue the acquisition of smaller telecommunications enterprises which specialize in providing international origination and termination telephone services via ATM switching and VoIP.

Revenues. Revenue for the quarter was $138,243 which was generated from continuing operations and represents international telephone wholesale network sales from AGC's 51% majority owned subsidiary World IP. Revenue from World IP's operations since November 11,1999 was $263,517. No comparative results are included herein due to the limited duration of the Company's ownership of World IP. Neither the Company nor AGC had revenue from sources other than from World IP's continuing international telephone distribution operations.

Costs and Expenses. Cost of telephone network sales for the quarter ended March 31, 2000 was $280,055.

General and Administrative Expenses. General and Administrative expenses for the quarter includes $1,811,220 for professional services rendered to the Company in exchange for restricted common stock. For the nine-months ended March 31, 2000, general and administrative expenses includes $2,792,508 for professional services rendered to the Company in exchange for restricted common stock as well as other selling and marketing expenses incurred in connection with the Company's telephone network activities and support of the Spectrucell wireless technology. It also includes an amortization expense of $57,500 in connection with bond issuance costs and purchased goodwill for the quarter. The year to date amortization expense was $107,000.

For the nine-months ended March 31, 2000, total operating expenses were $3,929,724 of which $2,792,508, or 71% was from the issuance of restricted common stock in exchange for professional and other services rendered to the Company.

Interest expense incurred for the quarter was $8,159 and year to date was $673,339 principally from the Senior Convertible Debentures.

(b) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's cash and cash equivalents balance was $16,917, a decrease of $121,606 from the previous quarter. No cash was provided by operations or financing activities. All cash was provided by loans from the Company's principal shareholder.

On April 4, 2000 the Company entered into a private placement agreement (the "Agreement") with Trinity Capital Advisors, Inc. ("Trinity") a California based investment banking firm to assist the Company, on a best efforts basis, in securing additional equity financing through the private placement of the Company's Common Stock. Under the terms of the Agreement, Trinity will seek to establish a $12 million equity credit line through the private placement of the Company's Common Stock over a three year period. Under the terms of the Equity Credit Line Agreement, the Company will have the right to Put to Trinity and its Investors the purchase of the Company's Common Stock at a 12% discount to the market price defined as the low closing bid price over the five day trading period beginning two days prior to the Put. There is a minimum Put requirement of $500,000 over the life of the Equity Credit Line. The Company must file a registration statement with respect to the Common Stock issued within 45 days of the first closing. In addition, the Company also executed a second agreement with Trinity whereby Trinity will purchase $2,000,000-$3,000,000 of the Company's newly issuable Exchangeable Preferred Shares exchangeable into the Company's Common Stock at a price equal to the lesser of the i) Set Price; or ii) 86% of the Market Price as of each exchange date. The Set Price is equal to a 20% premium to the average five day bid price of the Company's Common Stock.

The  Company   terminated  its  earlier   agreement  with  Bridgewater   Capital
Corporation.

The Company is considering other alternatives and is in discussions with other sources to obtain the necessary capital to continue its wholesale telephone network business and to assist its related company Advanced Communications Technologies Pty Ltd -Australia ("ACT-AU") in their development and testing of the Spectrucell wireless technology.

(c) ACQUISITIONS

During the quarter the Company acquired all of the issued and outstanding shares of SmartInvestment.com. Inc. (an inactive fully reporting company) for 200,000 shares of its restricted Common Stock. A Form 8-K was previously filed on
February 3, 2000 disclosing this acquisition. Under generally accepted accounting principles, the Company will treat the purchase as a recapitalization and will not record any goodwill associated with the acquisition.

The Company's strategy is to generate substantial revenue through the licensing of the Spectrucell product being developed by ACT-AU and through the acquisition of telephone network distribution companies. As part of this growth strategy, the Company will continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations, if any, and authorized but unissued common stock to finance any such acquisitions.

(d) ACT QUARTERLY STOCK PRICE

For the Quarter Ended                      High          Low
---------------------                      ----          ---

March 31, 2000                            $6.22        $2.31
December 31, 1999                         $5.50        $0.32
September 30, 1999                        $0.61        $0.27
June 30, 1999                             $0.63        $0.15
March 31, 1999                            $1.25        $0.06

Part II- OTHER INFORMATION

The statements in this quarterly report on Form 10-QSB that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

ITEM 2. CHANGES IN SECURITIES

During the quarter the Company issued 720,000 shares of its Common Stock of which 520,000 shares were issued in exchange for services and 200,000 shares where issued for the acquisition of the capital stock of SmartInvestment.com, Inc., a fully reporting inactive company previously described in the Company's Form 8-K filed on February 3, 2000.

ITEM 3. Qualitative Disclosures about Market Risk

The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. Many of the Company's competitors are significantly larger and have substantially greater resources than the Company. If the Company's competitors were to devote significant additional resources to the provision of international long distance services to the Company's target customer base, the Company's business, financial condition, and results of operations could be adversely affected.

The Company has devoted resources to the build out of its network. As a result, the company has experienced operating losses and negative cash flows from operations. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company's capital requirements for the continued build out of its network and growth of its customer base are substantial. The Company intends to fund its operational and capital requirements using cash on hand and through available credit facilities.

ITEM 6.  SUBSEQUENT EVENTS AND EXHIBITS

On April 1, 2000, the Company's $650,000 Secured Convertible Debentures matured. The Company is currently in discussion with the bondholders to consider various alternatives to satisfy and/or extend the notes.

On April 5, 2000 the Company entered in to a Stock Purchase Agreement with ACT-AU to acquire a 20% equity interest in ACT Australia for $7,500,000 and 5,000,000 shares of the Company's restricted common shares. The Company intends to account for this purchase under the equity method of accounting. The Stock Purchase Agreement is attached herein as Exhibit 1.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.5-Stock Purchase Agreement dated 5 April 2000 between Advanced Communications Technologies, Inc. and Advanced Communications Technologies Pty Ltd.

(b) No Reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   Advanced Communications Technologies, Inc.
                                  (Registrant)

/s/ Roger B. May                                     May 22, 2000
--------------------------------------------         -------------------
Roger B. May                                         Date
Chairman and Chief Executive Officer

/s/ Wayne I. Danson                                  May 22, 2000
--------------------------------------------         -------------------
Wayne I. Danson                                      Date
Vice President and Chief Financial Officer