Form 10KSB
period 2000-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2000-10-13
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000

                          Commission File No. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

             FLORIDA                                     95-4743438
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

               19200 Von Karman Ave., Suite 500, Irvine, CA 92612
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 622-5566
                         -------------------------------
                         (Registrant's telephone number)

             Securities registered under Section 12(b) of the Act:

                   Title of each class to be registered: None

          Securities registered pursuant to section 12(g) of the Act:

        Title of each class to be registered: Common Stock, No Par Value

                             Name of exchange: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value as of September 30, 2000 of the voting common equity held by non-affiliates is $22,518,429.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING PRECEDING FIVE YEARS

Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               YES ____   NO ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock , as of the latest practicable date. As of September 30, 2000, there were 82,197,280 shares of the Company's no par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

This Form 10-KSB contains "forward-looking statements" relating to the Registrant which represent the Registrant's current expectations or beliefs including, but not limited to, statements concerning Registrant's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organization and Business History

Advanced Communications Technologies, Inc. ("ACT" or the "Company") was incorporated on April 30, 1998. The Company was inactive from April 1998 to June 1998 except for the issuance of founders' shares. The Company owns the entire rights and interests for the region of continental North and South America, to a development project called Universal Wide Spectrum Cellular which will be marketed under the name "SpectruCell". The rights and interests are licensed from the Company's Australian affiliate, Advanced Communications Pty Ltd. ("ACT-Australia"). The Company's fiscal year end is June 30.

On April 7, 1999, Media Forum International, Inc. ("MFI"), a Florida corporation, acquired all of the outstanding stock of ACT. The merger agreement stipulated that MFI issue to the shareholders of the Company nine shares of MFI's common stock for every one share held by the Company's shareholders. As a result of the merger, the shareholders of the Company received 60,224,227 shares and became shareholders of approximately 90% of MFI. Pursuant to the merger agreement, MFI was the surviving entity but subsequently changed its name to Advanced Communications Technologies, Inc.

Upon completion of the merger with MFI, the Company changed its trading symbol and began trading on the Over-The-Counter Bulletin Board maintained by Nasdaq under the symbol "ADVC." On January 4, 1999, the NASD advised that all OTCBB companies would be required to become "reporting companies" in accordance with the rules and regulations of the Securities and Exchange Commission or be subject to deletion from the OTCBB. The NASD provided a phase in schedule based on each company's trading symbol on January 4, 1999. Since the Company's symbol on January 4, 1999 was MFMI, the Company's stock was subject to delisting effective February 10, 2000 if it had not become reporting. On January 31, 2000, the Company acquired Smart Investments.com, Inc. ("SICI") through a stock exchange with SICI's sole shareholder. Immediately upon completion of that acquisition, the Company elected successor issuer status in accordance with Rule 12g-3 promulgated under the Securities Act of 1934, as amended, and consequently became a "reporting company" in compliance with the NASD's requirements.

On July 20, 1999 Advanced Global Communications, Inc. ("AGC") was incorporated in the State of Florida as a wholly-owned subsidiary of the Company. AGC was formed as the operational arm of the Company for all telecommunications operations and network development and is the holding company for all future planned acquisitions of other switching and telecommunications companies. The Company through AGC, plans to aggressively pursue the acquisition of smaller telecommunications enterprises which specialize in providing international origination and termination telephone services via

ATM switching and VoIP. Presently, AGC has established an international long distance telephone service connection from the U.S. to Pakistan.

On November 10, 1999, the Company's wholly-owned subsidiary, AGC entered into an agreement (the "World Agreement") with the shareholders of World IP Incorporated ("World") and its wholly-owned foreign subsidiaries Sur Comunicaciones, S.A. (A Chilean Corporation) and Acinel, S.A. (An Argentinean Corporation), hereinafter the "World Group", to acquire a 51% controlling interest in the World Group. Under the terms of the World Agreement, 500,000 shares of the Company's restricted common stock plus $95,000 in cash was exchanged for 1,020 shares of stock representing 51% of the then issued and outstanding shares of World. The 500,000 shares of restricted common stock were valued at the trading price on the closing date and together with the cash consideration resulted in a purchase price of $470,000.

The World Group provides wholesale international telephone services from the U.S. to Chile and Argentina.

On October 4, 2000, the Company notified World's management and shareholders that it intends to rescind the World Agreement because the Company was unable, after repeated requests, to obtain from World's management financial records and audited financial statements. Consequently, the Company's management deemed that it was in its best interest to unilaterally rescind the World Agreement. On October 6, 2000, the Company filed suit in the Circuit Court in and for Palm Beach County, Florida against the World Group and its shareholders for rescission of the World Agreement and for monetary damages resulting from World and its management's breach of the World Agreement.

On April 5, 2000 the Company entered into a Stock Purchase Agreement (the "Agreement") with Advanced Communications Technologies (Australia) Pty Ltd. ("ACT-Australia"). Under the Agreement, the Company will receive 20% of the outstanding shares of ACT-Australia in exchange for 5,000,000 shares of the Company's Common Stock and $7,500,000 payable in installments.

On July 24, 2000, the Company formed Australon USA, Inc., a Delaware Corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., an 80% owned subsidiary of ACT-Australia, for the purpose of marketing and selling the Australon suite of products in the U.S., Canada and South America.

Industry Background

Growth of the Wireless Telecom Industry

The wireless telecom industry is one of the most rapidly growing business sectors in the world today, driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services. Since 1992, wireless has been the fastest-growing telecom market sector, according to Forrester Research. International Data Corporation expects that by 2003, the U.S. wireless subscriber base will grow to over 185 million, generating revenues in excess of $68 billion. In April 1999, Dataquest estimated that the number of users of wireless handsets worldwide will grow to over 500 million by 2002. The demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in the emerging third-generation (3G) standard. High speed fiber networks are being coupled with broadband wireless technologies to deliver enhanced telecom capabilities and features to new customers and markets. According to Dataquest in February 1999, the market for broadband wireless access services in North America alone is expected to generate $7.8 billion in revenue by 2003.

Wireless carriers must continuously upgrade their networks with new technologies and expand into new geographic regions in order to remain competitive and satisfy the demand for seamless wireless service. Additionally, new carriers are entering the market as a result of deregulation, the issuance of new licenses and the demand for new services, fueling the development of new networks. As a result, carriers are deploying new network equipment both in the U.S. and internationally. In April 1999, Dataquest estimated that worldwide sales of wireless telecom equipment will reach $31.8 billion in the calendar year 1999. New technologies, such as broadband wireless, are helping to fuel demand for more advanced wireless equipment. In February 1999, Dataquest estimated that the market for broadband wireless equipment in North America would grow from $90.7 million in 1998 to $901.3 million in 2002, a compound annual growth rate of 77.5%.

Changes in the Wireless Telecom Industry

Carriers face significant competition as they deploy their networks. The competitive landscape has changed for wireless carriers through privatization in the 1980s and deregulation in the 1990s, both domestically and internationally. For carriers to differentiate themselves and remain competitive in this new environment, they are deploying networks to:

      o provide seamless nationwide coverage and avoid expensive roaming costs on competitors' networks in markets where carriers do not currently own infrastructure;

      o     offer PCS service in new geographic markets;

      o offer enhanced services, such as one rate plans, calling party pays, caller ID, text messaging and emergency 911 locator services;

      o implement the new third-generation (3G) network standard to deliver wireless broadband data services, including Internet access and two-way e-mail;

      o introduce other emerging data networking and broadband technologies, such as LMDS, MMDS and other point-to-multipoint architectures, for the provision of high speed data wireless Internet access and other broadband services; and

      o offer wireless local loop systems domestically to bypass incumbent wireline competitors and in developing countries lacking modern wireline telephone infrastructure.

The convergence of traditional wireless, wireline and cable services is also adding complexity to the telecom environment as carriers deploy networks spanning traditional wireless/wireline boundaries to offer these enhanced services and new technologies.

New Challenges for Wireless Carriers and Equipment Vendors

Due to this increasingly competitive environment, carriers need to focus on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better quality, more bandwidth and lower prices. The proliferation of carriers and new technologies has created an environment where speed to market is an essential element of a wireless carrier's success. Carriers are also experiencing challenges managing increasingly complex networks and technologies. For example, the introduction of wireless Internet technologies and the growth in broadband wireless services requiring the transmission of large amounts of data creates additional new technological hurdles for carriers establishing or upgrading their networks. In this dynamic environment, customer acquisition and retention are the most important determinants of success. This has led carriers to increasingly prioritize their resources, focusing on mission critical revenue generating activities such as marketing, billing and customer care and outsourcing whenever they can do so effectively.

The changing environment is also placing significant operational challenges on carriers. Carriers must make critical decisions about which geographic markets to serve and which services and technologies to offer. They are striving to avoid the cost uncertainties and considerable operational challenges associated with the staffing and process implementation software for the deployment and management of their networks. Furthermore, the rapidly changing and increasingly complex nature of wireless technologies has made it difficult for carriers to optimize employee training and utilization for what are often one-time upgrades for each generation of new technology. Additionally, networks are being implemented with equipment from unrelated vendors, posing system integration challenges. This situation is exacerbated by consolidation in the industry, which often entails the integration of disparate networks.

Equipment vendors are facing numerous challenges in the current environment, as carriers are requiring them to develop new generations of equipment that are capable of handling increased features and functionality. In addition, vendors must provide equipment that can be deployed within a carrier's existing network and integrate with equipment offered by other vendors. Carriers are more likely to select a vendor that provides a full suite of products and deployment services. Given the rapid pace of technological change, equipment vendors are finding it increasingly difficult to justify using resources for the deployment, integration and optimization of their current generation of products. This has increasingly led equipment vendors to focus on their core competencies to offer competitive solutions in this rapidly changing technological environment and to outsource network design, deployment and management services.

Conventional Wireless Communications Technology

Conventional mobile networks primarily rely upon long-established mobile radio technology and traditional voice channel transmission. This was the only suitable technology available when cellular communications first evolved 20 years ago. The SpectruCell Technology represents a departure from this somewhat antiquated technology.

Conventional telephone networks were traditionally configured with a major Central Office Switch (CO) and numerous smaller switches (Points of Presence or POPS) throughout the network. The POPS collect calls from the outlying reaches of the network and route them back to the CO for processing and routing to the call termination.

Cellular telephone networks evolved from the long established mobile radio telephone technology and the traditional call processing and voice channel transmission applications associated with that technology. Much of the call processing and routing is done at the cell site and this can be very restrictive because it depends upon the number of voice channels and processing capacity at each cell site. In a conventional telephone network environment any upgrades or call capacity changes can be effected at the Central Office Switch, whereas in the present cellular network environment hundreds of cell sites would have to be upgraded individually.

The Company's Technologies

SpectruCell

The SpectruCell concept was originally developed in the United States in an entirely different format and configuration to the current product design. The request to develop the SpectruCell Wireless Base Station concept was presented to the Royal Melbourne Institute of Technology University ("RMIT") in the first quarter of 1998 for evaluation and development. The current technology for the SpectruCell Wireless Base Station unit has been developed entirely in Melbourne, Australia by the ACT-Australia "Vision Team" in collaboration with the Department of Computer Systems Engineering at RMIT.

ACT-Australia has developed and is currently testing a wireless communication network technology that will be trademarked and marketed as "SpectruCell". Unlike existing communications networks, SpectruCell supports a wireless network architecture designed to process and transmit numerous communications protocols (AMPS, CDMA, TDMA, GSM, W-CDMA, UMTS, 3G, Voice IP, etc.) as well as wireless Internet applications, all within one network. By utilizing the multiple protocol wireless base station, network providers will be able to support substantially all current and future protocols with the same equipment on the same network through software upgrades, a distinct departure from current technology. For example, Telstra Australia's recently spent approximately $500 million implementing a new CDMA network to compliment their existing GSM network. With SpectruCell, Telstra could plug in the new base stations to their existing GSM network, enabling it to carry both protocols (CDMA and GSM) on the same network.

The SpectruCell system architecture is a distinct departure from conventional Cellular/PCS network structure. The SpectruCell architecture provides a method of transmitting the entire base bank spectrum from the receiving Antenna/Cell to a centralized Mobile Telephone Switching Office (MTSO) for call processing and redistribution, rather than processing calls at the cell site. Until approximately three years ago almost all cellular transmissions were Analog. In the current cellular network environment, additional call processing hardware has to be added to each cell site (usually around 200+ cells per average network), for network operators to transmit evolving new digital protocols (CDMA, TDMA, GSM, W-CDMA, etc.) over their existing cellular networks. This is a very expensive undertaking.

In a SpectruCell network environment, the additional hardware and/or software upgrades would only be required at the MTSO/Central Office Switch location. The potential savings in network implementation and establishment costs, and cell site maintenance costs savings would be very substantial. In addition, given the SpectruCell network's ability to carry all current, evolving and future call protocols, there is also a significant potential for increased revenues from foreign roaming calls.

Another major feature of SpectruCell is the capacity to dynamically assign channels and spectrum (i.e. call carrying capacity) to the cells requiring it most. In a sense, the Cellular operator would possess a so-called "elastic capacity" at cells in the system. Since all voice channels would be centrally located at the switch instead of at the cell/antenna sites, individual voice channels and RF trunks can be distributed as needed to busy cell/antenna sites. Channels would be essentially "borrowed" from surrounding cells and used to support call traffic at the busier sites during call volume peaks. This is a distinct departure from present "honeycomb style" systems where each cellular network is dedicated to a single protocol and each cell has fixed call carrying capacity or bandwidth, that is limited by the number of voice channels installed at each cell site. In essence, the SpectruCell architecture provides a basis for a paradigm shift from the conventional telecommunications central office switching structure for evolving wireless networks.

For carriers to support multiple protocols such as GSM and CDMA digital mobile phones, current wireless communications technology requires separate cell sites with separate equipment for each protocol carried. Upon implementation, SpectruCell, however, will allow carriers to maintain and utilize their existing networks within a modern network platform that will enable them to support evolving protocols. By utilizing the SpectruCell multiple protocol wireless base station, network providers will be able to support current and in all probability future protocols with the same equipment on the same existing networks. Future protocols would be added to the network through software upgrades.

Benefits of the SpectruCell network include:

      o     significantly lower rollout cost due to the network being wireless;

      o cost effective upgrades to existing networks to handle additional protocols through utilization of existing network infrastructure rather than creating a new structure;

      o fewer dropped calls and busy signals in current mobile networks that are caused through bottlenecks, as calls on the SpectruCell network would be configured through a distributed network rather than a centralized switching facility; and

      o direct access to Internet services for cellular subscribers via mobile IP and other evolving data protocols (such as ITU 3G).

In third world countries or regions of the world with little or no existing communications infrastructure, the SpectruCell system would provide for the deployment of a wireless communications network infrastructure (known as a "greenfield-installation"). This could be achieved at lower cost, and in a shorter time frame than an equivalent land-based infrastructure network.

The internal architecture of a SpectruCell base station is designed to provide flexibility for future upgrades. In its present form, SpectruCell uses processors which, to a certain degree, limits the network's bandwidth capacity. In the current configuration, some of that processing is done in dedicated hardware with more processors added as needed in a parallel architecture. As processor speeds increase, the capability of a SpectruCell base station also increases.

Spectrum Efficient Microwave ("SEM")

Under current cellular network technology, each cell is connected to the network via some form of backbone connection. A backbone connection is normally a high-speed link. These backbone connections are typically fiber optic cable, coaxial cable or point-to-point microwave. The advantage of using microwaves is that the service provider would not have the expense and time delays involved with laying cables in the ground or other hard-wired applications. In built up cities the cost of laying cable can be prohibitive. In mountainous areas the terrain can make cable laying impossible. Traditionally, microwave links have been limited in their data throughout, and have been expensive to implement because they use a large component of radio spectrum. Radio spectrum must be licensed and is costly.

In an effort to mitigate these constraints and problems, ACT-Australia is in the process of developing an enhanced microwave link with spectral efficiency of approximately six times current technology, with a data rate of 155 MB's, which is substantially equivalent to fiber optic cable backbones. The SEM technique has applications in the provision of the medium and high rate backbones necessary for the deployment of mobile communications networks.

One advantage of the SEM technique is that it has the capability to transmit up to 10 times the traffic of an existing system, without increasing use of bandwidth or radio spectrum. This could allow existing network providers to increase their capacity in the same spectrum by as much as six times. The Company believes that demand for increased bandwidth will continue to develop and consequently sees this as both an exciting opportunity in the marketplace and an integral part of the proposed SpectruCell network. In a greenfield installation an efficient point-to-point microwave link could further enhance the attraction of a distributed SpectruCell network.

These microwave links are complementary to the SpectruCell technology. Perhaps, most importantly, the combination of the two technologies has the potential to create a new wireless network architecture. The Company's management perceives an unprecedented demand for this technology within the communications industry, and believes further that this demand will continue to grow as the need for high speed Internet access continues to expand at an increasingly rapid rate.

LonWorks

Australon is the only accredited LonWorks Independent Developer (L.I.D) in Australia. LonWorks is a technology developed by Echelon Corporation which was recently adopted by Cisco Corporation as its Internet integration technology of choice. LonWorks is based upon a Neuron Chip that is manufactured by Motorola and Toshiba under license from Echelon. It provides a foundation to develop numerous control systems and monitoring applications that can be accessed via the Internet.

Australon has developed a Neuron generic interface card module based around the LonWorks technology that allows for Australon to rapidly build and deploy specifically designed independent units for control applications in spread monitoring applications. Applications include:

      o Smart Office Buildings. Australon is able to perform such specific functions as turning the lights on and off, opening and locking security doors, starting and stopping elevators and connecting all functions to a central locking system;

      o Homeowners. An array of services can be performed from operating the VCR to the sprinkler system from a touch-tone phone from any remote location;

      o Factories. Control over conveyer belts, inventory, pump valves, emergency stop systems or even fire control systems remotely in mine systems; and

      o Marine Navigation Beacons. Beacons have been developed that operate from a central location with an alarm and fault diagnostic service capability.

Custom built units can be produced and maintained by adding hardware and software modifications to the generic model. LonWorks is also able to interface a range of products from different manufacturers by utilizing a system known as Standard Network Variable Types. This enables LonWorks to be placed into existing networks enabling them to achieve an increased level of intelligence.

The potential advantages of Australon's LonWorks product include:

      o Cost Effective Implementation. A control network can be implemented that does not rely on a centralized controller; the network is centrally monitored but does not have a central point of failure;

      o Simple Upgrades. The product is upgradeable via software, which can be implemented by the customer without the help of a specialized technical programmer; and

      o Integration. Utilizing the Australon product enables products to be integrated into the control network and monitored over the Internet.

Australon intends to establish a distribution center for LonWorks devices, training facilities, testing and support networks, and a focused marketing and integration plan to expand Australon/LonWorks technology sales into Australian developers. Currently negotiations are being conducted with several companies worldwide for the marketing and distribution rights to the Australon developed LonWorks products.

Australon and the Company have formed a Delaware corporation owned 50% by each of them to market LonWorks products in the United States and North and South America.

Australon has been appointed an official beta tester for CISCO's i.Lon LonWorks Internet gateway. Developed and certified under the Cisco NetWorks* program, the i.LON 1000 is a new product that can bring everyday devices into the Internet-or an Internet Protocol (IP) based intranet, LAN, or WAN. Already the i.Lon 1000 IP Server enables everyday devices networked worldwide with Echelon's LonWorks technology in homes, buildings, factories, and transportation systems to become part of the Web, delivering cost, revenue, quality, and productivity improvements and paving the way for new markets and applications for industry and consumers alike.

Marketing Strategy

The Company intends to conduct marketing focused directly at the executive level of prospective customers utilizing the relationships that the Company management has established within the telecommunication industry. The direct emphasis will be focused on:

o Third World Countries. SpectruCell has the ability to provide "greenfield" networks in third world countries. In regions with little or no existing communications infrastructure, the SpectruCell system will provide a means for the deployment of a wireless communications network infrastructure, at a reduced cost, and in a shorter time frame than an equivalent land-based network;

o Major Telecommunication Companies. ACT-Australia will look to partner with major telecommunication companies in each region. The SpectruCell unit has advantages due to its capability of handing multiple protocols; and

o Test Market through Advanced Global Communications. AGC will provide the platform for the Company to launch its prototype in late 2000. The test phase will be supervised personally by Roger May and James Rennie. AGC was formed to become the operational arm of the Company for all North and South American based communication operations as well as the holding company for all currently owned switching operations, planned acquisitions of other switching and communications companies.

Sales Strategy

The Company plans to take advantage of the established sales and distribution channels that are already established within other companies. As such, the Company will look to establish joint venture marketing and distribution agreements with established reputable companies in key demographic and marketing locations. In markets where suitable joint venture arrangements cannot be established, the Company will look to establish its own regional or national distributors.

Sources of Revenue

Company revenues will be derived from three sources: SpectruCell unit sales for new systems, existing network upgrades (SpectruCell can be added to an existing network and run in conjunction with other system architecture), and the sale of RF wireless circuitry boards. There is an additional potential for the sale of licensing arrangements.

Competition

The SpectruCell system will compete with traditional cellular telephone technology and other wireless communication technology. Without a doubt, existing wireless communications companies have substantially greater resources and market penetration than the Company. We will have to differentiate our technology through cost savings in implementation and upgrades and through improved service.

Some of the competitive advantages of the SpectruCell system are more efficient equipment utilization, reduced capital equipment costs (preliminarily estimated at 50%-70% less), and higher revenues from increased U.S. and foreign roaming, or multiple protocol, calls handled in domestic networks. One very important advantage is that SpectruCell can be implemented into domestic networks. Another very important advantage is that SpectruCell can be implemented into existing cellular networks and run in parallel with conventional cellular network technology. It does not require the complete redesign and replacement of the existing cellular network structure. Rather it can be implemented in stages, until the entire network structure has been upgraded to the SpectruCell architecture.

We cannot be sure that we will be able to effectively compete with existing wireless network companies or that we will gain acceptance for the SpectruCell system.

Government Regulation

The Company's proposed provision of wireless communications services is subject to substantial government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations in any state or by the Federal Communications Commission ("FCC") could have a material adverse effect on our financial condition or results of operations. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on the business or financial condition or results of operations of the Company.

Patents

ACT-Australia is currently preparing Patent applications for the SpectruCell technology and expects to file the applications shortly. ACT-Australia is confident that its applications for patent protection will be granted by the Australian regulatory authorities.

Employees and Consultants

As of September 30, 2000, the Company has eight full time employees and consultants. ACT-Australia and its affiliates had 79 full time employees of which 49 are engaged in research and development and technical support and 30 in management, sales and administration. Of these employees, ten are sales, marketing and management executives, seven are involved in information technology and 13 work in administrative offices. None of the Company's or ACT-Australia's employees are covered by any collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

Our principal executive offices are located at 19200 Von Karman, Suite 500, Irvine, California 92612. The Company has a one-year lease for such offices expiring in March 2001 for offices in Irvine California. The monthly rent is $5,525.00. At the end of the lease's term for our rental space, the Company believes that it can lease the same or comparable offices at approximately the same monthly rate.

ITEM 3. LEGAL PROCEEDINGS

Pending Litigation

The Company is a defendant in four pending lawsuits. The first, Nancy Needham et al v. Advanced Communications Technologies, Inc. et al is an action brought in state court in Florida seeking (i) injunctive relief against the Company and others requiring it to permit the transfer of shares of the Company's Common Stock held by two shareholders (who are former officers and directors of the Company) and (ii) damages in an unspecified amount. The lawsuit is at an early stage and the Company is unable, at the present time, to predict its outcome.

The second action was brought by Bank Insinger, the holder of $150,000 principal amount of the Company's 12% Secured Convertible Debentures, for breach of contract and other claims. The Company is in default with respect to $650,000 of its 12% Secured Convertible Debentures. The action is brought in Federal Court in the Eastern District of New York. The Company intends, following the effectiveness of its registration statement, to offer Bank Insinger registered shares of its Common Stock or cash in settlement of its claim. There can be no assurance that the Company will be able to effectuate such settlement on terms it deems acceptable.

The third action is Star Multi Care Services, Inc v Advanced Communications Technologies, Inc filed in the Fifteenth Judicial Circuit in the State of Florida on September 18, 2000. The suit has been filed by Star Multi Care Services, Inc ("Star") against the Company for alleged breach of contract and the recovery of a break-up or termination fee in excess of $50,000 in conjunction with the Company's failure to consummate a proposed merger with Star in January 2000. The Company believes that the suit is without basis and will vigorously defend the alleged claim.

The fourth action brought against the Company is Grassland Capital Group v Media Forum International, Inc filed in the State of Florida against Media Forum International, Inc., the Company's predecessor for enforcement of a convertible promissory note. In May 2000, the parties agreed to settle the matter for a fixed sum of $200,000 of which the Company paid $50,000. As part of the settlement agreement, the plaintiff agreed to release to the Company 75,000 shares of the Company's restricted common stock held in escrow. The Company was to pay the remaining balance due from proceeds to be derived from the sale of the 75,000 shares. The Company neither sold the shares nor paid the balance of the amounts due. In August 2000 the plaintiff filed and received a judgment against the Company for the $150,000 outstanding amount due.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no votes submitted during the fiscal year end.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of September 30, 2000, there were 82,197,280 common shares outstanding. There is limited trading activity in our securities, and there can be no assurance a regular trading market for our common stock will be sustained.

The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                        High Bid         Low Bid
                                                        --------         -------
1999
Quarter Ended September 30, 1998                        $   1.03        $    .12
Quarter Ended December 31, 1998                              .25             .01
Quarter Ended March 31, 1999                                1.28             .06
Quarter Ended June 30, 1999                                  .62             .14

2000
Quarter Ended September 30, 1999                        $    .72        $    .24
Quarter Ended December 31, 1999                             5.50             .31
Quarter Ended March 31, 2000                                7.19            2.00
Quarter Ended June 30, 2000                                 2.62            1.03
Quarter Ended September 30, 2000                            1.25             .56

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

(b) HOLDERS

As of September 30, 2000 there were approximately 301 holders of record of our common stock.

(c) DIVIDENDS

We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this prospectus. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Business" and elsewhere in this Form 10-KSB.

The statements that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions "Condensed Consolidated Statement of Operations Data" and "Condensed Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the three-year period ended June 30, 2000, are derived from the consolidated financial statements of the Company, which financial statements have been audited by Weinberg & Company, P.A. our independent certified public accountants. The audited consolidated financial statements as of June 30, 2000 and June 30, 1999, and report thereon, are included in the financial statement section of the Form 10-KSB. When you read this selected historical financial data, it is important that you read along with it the historical financial statements and related notes as well as this Management's Discussion and Analysis of Financial Condition and Operating Results. Historical results are not necessarily indicative of future results.

                                           For the Years Ended June 30,
                                   --------------------------------------------
                                       2000            1999            1998
                                   ------------    ------------    ------------
Consolidated Statement of
  Operations Data:
Revenue                            $         --    $         --    $    160,865
Cost of Revenue                              --              --         122,597
                                   ------------    ------------    ------------
Gross Profit                                 --              --          38,268
Selling, General and
  Administrative Expenses             4,388,691         673,274       1,783,047
                                   ------------    ------------    ------------
Operating Profit (Loss)              (4,388,691)       (673,274)     (1,744,779)
Total Other (Expense) Income/
  Extraordinary Gain                   (355,316)            312         (18,472)
                                   ------------    ------------    ------------
(Loss) Before Income Taxes           (4,744,007)       (672,692)     (1,763,251)
Provision for Income Taxes                   --              --              --
                                   ------------    ------------    ------------
Net (Loss)                         $ (4,744,007)   $   (672,692)   $ (1,763,251)
                                   ============    ============    ============
Net (Loss) Per Share:
    Basic                          $       (.06)   $       (.01)   $      (.035)
    Diluted                        $       (.06)   $       (.01)   $      (.035)
Pro Forma Weighted
  Average Shares:
    Basic                            77,107,560      60,619,676       5,000,292
                                   ============    ============    ============
    Diluted                          77,107,560      60,619,676       5,000,592
                                   ============    ============    ============

                                          For the Years Ended June 30,
                                   --------------------------------------------
                                       2000            1999            1998
                                   ------------    ------------    ------------
Consolidated Balance
  Sheet Data:
Cash and Cash
  Equivalents                      $     36,979    $     39,270    $     46,800

Working Capital                          36,979         412,770              --
Total Assets                         19,961,117         876,723          51,300
Total Debt                            9,007,570       1,231,002         946,847
Total Stockholders'
  (Deficiency)/Equity                10,953,547        (354,279)       (895,547)

(a) RESULTS OF OPERATIONS

Comparison of Results for the Year Ended June 30, 2000 to the Year Ended June 30, 1999

Revenue.  The Company  realized no revenue  during  either the fiscal year ended
June 30, 2000 nor the year ended June 30, 1999. The Company is entitled to license and distribution revenue for products currently under development by ACT-Australia. Such products were still in the development stage as of June 30, 2000. In addition, the Company, through AGC, has developed a wholesale telecommunications network for service into Pakistan which was not fully operational as of June 30, 2000

General and Administrative Expenses. General and administrative expenses for the fiscal years ended June 30, 2000 and June 30, 1999 were $4,388,691 and $673,274 respectively. Of these amounts, $3,409,038 and $148,379, or 78% and 22%
respectively, were for professional services rendered to the Company of which $3,009,388 (88%) during the fiscal year ended June 30, 2000 was paid via the issuance of restricted common stock and represent a non-cash expense. During the fiscal years ended June 30, 2000 and June 30, 1999, the Company paid $215,756 and $148,378 respectively, in cash fees for professional services rendered. Professional fees increased substantially from the prior year due principally to the fact that a majority of the Company's shares issued in the current fiscal year in exchange for services were issued when the stock was trading in the price range of $2.50 to $4 per share.

Consulting fees, which includes employee payments, increased $146,877 from the prior year due principally to an increase in staff and the issuance of restricted common stock at a higher market price to third party marketing and promotional organizations. For the fiscal years ended June 30, 2000 and June 30, 1999, $259,970 and $330,166 respectively, was paid via the issuance of restricted common stock and represents a non-cash expense.

Other general and administrative expenses (exclusive of professional fees, consulting expenses and other non-cash charges) amounted to $412,110 for the fiscal year ended June 30, 2000, an increase of $306,516 from the fiscal year ended June 30, 1999. This increase is attributable to additional corporate overhead expenses resulting from the expansion of the Company's corporate headquarters in California and the $125,000 bad debt reserve for the World IP receivable.

Interest expense increased from $5,580 to $747,110 or by $741,530 from the fiscal year ended June 30, 1999 as a result of the issuance of the Secured Convertible Debentures in September 1999. Approximately $650,000 of the Company's interest expense of $741,530 for the fiscal year ended June 30, 2000 is attributable to the intrinsic value of the convertible debentures executed by the Company. Bond issuance costs being amortized during the current fiscal year accounted for an additional $65,000 charged to interest expense.

Other income (loss) includes a ($85,818) loss (expressed in U.S. dollars) from the Company's investment in ACT-Australia for the period April 5, 2000 through June 30, 2000, as determined under the equity method of accounting.

Extraordinary Gains (Losses). Extraordinary Gains (Losses) include $242,561 of gain on the extinguishments of prior shareholder loans in exchange for 600,000 of the Company's restricted common stock, a gain of $8,070 on the recovery of the Kentel loan receivable and a gain of $34,507 on settlement of the Grassland loan payable. In addition, $192,474 of other income was recognized on the abandonment of certain accounts payable and accrued expenses of MFI.

(b) LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have primarily financed our operations through the sale of common stock and convertible debentures. We have raised $1,650,000 before offering costs through the sale of these securities.

At June 30, 2000, the Company's cash and cash equivalents balance was $36,979, a decrease of $2,291 from the balance of $39,270 at June 30, 1999. During the year ended June 30, 2000, cash provided by (used in) operations and investing activities amounted to ($777,526) and ($215,390), respectively. Cash provided by financing activities during the fiscal year ended June 30, 2000, amounted to $1,013,050 and consisted of loans from the Company's principal shareholder and the sale of common stock and convertible debentures. In July 1999, the Company realized $273,500 net of offering costs from the sale of common stock. In December 1999, the Company received $488,050 net of offering costs from the sale of convertible debentures.

During the year the Company terminated financing agreements that it entered into with Bridgewater Capital Corporation and Trinity Capital Advisors, Inc.

On June 27, 2000, the Company entered into an agreement with Ladenburg Thalmann & Co., Inc. ("LTCO") pursuant to which LTCO will use its best efforts to raise up to $12,000,000 for the Company through the sale of Common Stock. The financing is proposed to be raised tranches of $500,000 each at a price equal to 85% of the Average Daily Price for the Draw Down Pricing Period as such terms are defined in the Company's agreement with LTCO.

We believe that our cash and cash equivalent balances, and the net proceeds from the LTCO offering (which will be included in a S-1 Registration Statement to be filed shortly) will be sufficient to satisfy our cash requirements for at least the next twelve months. The estimate for the period for which we expect the net proceeds from the LTCO offering, together with our available cash balances, to be sufficient to meet our capital requirements is a forward-looking statement that involves risks and uncertainties. The amount of our capital requirements will depend on numerous factors, including the timing of the commercialization of the SpectruCell technology, the possible acquisitions of complementary businesses or technologies, the financial resources we dedicate to new technologies and new markets and market demand for our suite of services.

We may need to raise additional capital if we expand more rapidly than initially planned, undertake development of other unplanned technologies and/or services to respond to new competitive pressures, or acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, such securities may have rights, preferences or privileges senior to those of our stockholders, who may also experience additional dilution. There can be no assurance that additional financing will be available or on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, expand our suite of services or otherwise respond to competitive pressures could be significantly limited and our business may be harmed by such limitations.

(c) ACQUISITIONS

On November 10, 1999, the Company's wholly-owned subsidiary, AGC entered into an agreement with the shareholders of World IP Incorporated ("World") and its wholly-owned foreign subsidiaries Sur Comunicaciones, S.A. (A Chilean Corporation) and Acinel, S.A. (An Argentinean Corporation), hereinafter the "World Group", to acquire a 51% controlling interest in the World Group. The World Group provides wholesale international telephone services from the U.S. to Chile and Argentina. On October 4, 2000, the Company notified World's management and shareholders that it intends to rescind the November 10, 1999 Agreement because the Company was unable, after repeated requests, to obtain from World's management financial records and audited financial statements. Consequently, the Company's management deemed that it was in its best interest to unilaterally rescind the Agreement. On October 6, 2000 the Company filed suit in the Circuit Court in and for Palm Beach County, Florida against the World Group and its shareholders for rescission of the Agreement and for monetary damages resulting from World and its management's breach of the Agreement. As of June 30, 2000, the Company is owed $125,000 from World IP which it will seek to recover and has fully reserved against.

On January 31, 2000, the Company acquired all of the issued and outstanding shares of SmartInvestment.com. Inc., an inactive reporting company fully in compliance with reporting requirements of the Securities Exchange Act of 1934, for 200,000 shares of its restricted Common Stock. A Form 8-K was filed on February 3, 2000 disclosing this acquisition. Under generally accepted accounting principles, the Company treated the purchase as a recapitalization and did not record any goodwill associated with the acquisition.

On April 5, 2000, the Company pursuant to a Stock Purchase Agreement with ACT-Australia acquired a 20% equity interest in ACT-Australia for $7,500,000 in cash and 5,000,000 shares of the Company's restricted common stock.

The Company's strategy is to generate substantial revenue through the licensing of the SpectruCell product being developed and tested by ACT-Australia, through the marketing of Australon's LonWorks based products and through the acquisition of telephone network distribution companies. As part of this growth strategy, the Company will continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's existing businesses. The Company intends to use available cash from operations, if any, and authorized but presently unissued common stock to finance any such acquisitions, including funds raised through the LTCO offering.

(d) SUBSEQUENT EVENTS

On September 29, 2000 the Company's board of directors adopted a resolution to issue 5,000,000 shares of the Company's restricted common stock to ACT-Australia in partial repayment of the Company's $7.5 million obligation. The 5,000,00 shares were valued at $.70 per share resulting in a $3.5 million repayment.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are submitted as a separate section of this Form 10-KSB on pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, their principal offices and positions and the date each such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. Our directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Our directors and officers are as follows:

Name and Address                                                         Age      Position
----------------                                                         ---      --------
Roger May, 19200 Von Karman Ave., Irvine, CA 92612                       54       Chief Executive Officer,
                                                                                  Chairman of the Board
                                                                                  and Director
Wayne I. Danson, 420 Lexington Ave., New York, NY 10170                  47       Chief Financial Officer
                                                                                  and Director
Jonathan J. Lichtman, 4800 N. Federal Hwy., Boca Raton, FL 33431         48       Director
Dr. Michael Finch, 37 Walnut Street, Wellesley, MA 02481                 52       Director
Randall Prouty, 19200 Von Karman Ave., Irvine, CA 92612                  48       Director
Wilbank J. Roche, 2530 Wilshire Blvd., Santa Monica, CA 90403            54       Director

The directors named above will serve until the next annual meeting of our shareholders or until their successors shall be elected and accept their positions. Mr. May is a party to a written employment agreement with the Company that entitles him to a salary of $120,000 per year. Mr. Danson is party to a written consulting agreement as extended orally that pays him $5,000 per month for the period December 1, 1999 through March 31, 2000 and $10,000 per month thereafter. Both Mr. May and Mr. Danson are reimbursed for reasonable out-of-pocket expenses relating to their activities for the Company. In addition, Mr. May is reimbursed for his automobile expenses in connection with Company business.

The Company currently does not pay any fees to its directors. However, all directors are reimbursed for out-of-pocket expenses incurred in connection with the rendering of services as a director.

The Company has no deferred compensation, stock options, SAR or other bonus arrangements for its employees and/or directors. During the fiscal year ended June 30, 2000, all decisions concerning executive compensation were made by the Board of Directors.

Roger May, Chief Executive Officer, Chairman of the Board and Director. Roger May has been the Chairman and Chief Executive Officer of the Company since March 10, 1997. In 1991 he founded America's first nationwide central reservation system known as Independent Reservation Services Ltd. ("IRSL") In 1997 Mr. May negotiated the sale of IRSL to a Florida public company, Teleservices
International Group. In 1987, Mr. May began his focus on telecommunications, first establishing nationwide distribution networks for a private network and then marketing discounted telecommunications products and associated services to the hospitality industry. He established successful joint ventures with Cable & Wireless, and relationships with Rochester Telephone, Bell

Atlantic, Frontier Communications and others. Mr. May moved to Los Angeles from Australia in 1980 to capitalize on export incentive allowances offered by the Australian government. He began operating a wool exporting company and then purchased a franchise for International Business Exchange, Inc., a barter exchange company. Mr. May began his marketing career in Australia in 1969, where he was a General Manager for the largest General Motors dealership in Australia.

Wayne I. Danson, Chief Financial Officer and Director. Mr. Danson has served as the Company's Chief Financial Officer since December 1, 1999 and was appointed a director on January 3, 2000. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC a financial advisory and investment banking firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC from August 1996 to April 1999 Mr. Danson was co-head of and Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to joining PricewaterhouseCoopers, from 1988 through 1995 Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's national Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

Jonathan J. Lichtman, Director. Mr. Lichtman was appointed a Director of the Company on November 9, 1999 and is currently an attorney with the Boca Raton law firm of Levinson & Lichtman, LLP, where he specializes in structuring corporate and partnership transactions including real estate syndications. Mr. Lichtman is also currently a general partner of several real estate partnerships in New York, North Carolina and Florida. Prior to forming his current firm, Mr. Lichtman was an attorney since 1988 with English, McCaughan and O'Bryan, PA, where he performed legal work for domestic and international clients as well as real estate partnerships and development. Mr. Lichtman obtained his J.D. degree, cum laude, from Syracuse University College of Law and his LLM degree in taxation from the University of Miami School of Law. He is also a certified public accountant and is licensed to practice law in Florida and New York.

Dr. Michael Finch, Director. Dr. Finch was appointed a Director of the Company on March 10, 1997 and since 1998, has been Chief Technology Officer of New Media Solutions, responsible for the conception, planning, creation, execution and deployment of all software products and projects. For the four years before that, he was employed by Media Forum (first in the UK, and then in the US) as Director of Product Development. He was responsible for developing and implementing Media Forum's software capabilities and strategy, managing technical and complex software projects for high-end clients, and pre-sales demonstrations to clients of Media Forum's software stance and expertise. From 1983 to 1993 Dr. Finch was a Financial Software Engineer, who designed, wrote and implemented sophisticated real-time computer programs for trading Financial Instruments and Commodities on the Chicago and New York Futures exchanges. Prior to 1983 Dr. Finch was a research scientist and mathematician, with an academic career at four UK universities. He obtained a Doctorate of Mathematics at Sussex University for original research into Einstein's Theory of General Relativity and its application to Neutron Stars. He lectured at Queen Mary's College London on advanced mathematics.

Randall Prouty, Director. Mr. Prouty, a co-founder of the Company and Director since March 10, 1997, is currently the President and CEO of World Associates, Inc. a publicly traded development stage company. He is also the sole owner of Bristol Capital, Inc., a firm active in consulting and business development work for companies seeking access to capital markets, and through which he is incubating other e-business ventures. Mr. Prouty is a licensed real estate and mortgage broker in the State of Florida and is considered an expert in real estate finance. His technical background includes being a qualified webmaster and developing e-businesses on the web.

Wilbank J. Roche, Director. Mr. Roche was appointed a Director of the Company on March 25, 1999 and is currently a principal with the law firm of Roche & Holt in Santa Monica, California. Mr. Roche was an honors graduate from the University of California in 1976 as well as from Loyola University School of Law, Los Angeles, in 1979. He was admitted to the California State Bar in 1979 and has been practicing law actively since that time. Mr. Roche worked for law firms in the Los Angeles area from 1976 to 1983, when he opened his own office. In 1985, he formed Roche & Holt. Mr. Roche's law practice has revolved largely around representing small businesses and their owners. In that regard, he has provided legal services in connection with the formation, purchase, sale, and dissolution of numerous entities, as well as in connection with their on-going operations. In the past several years, he has devoted substantial time to clients in the telecommunications business.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table shows certain compensation information for services rendered in all capabilities for the three fiscal years ended June 30, 1998, 1999 and 2000. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of restricted shares granted and certain other compensation, if any, whether paid or deferred.

                                 June 30, 1998    June 30, 1999    June 30, 2000
                                 -------------    -------------    -------------
Roger May, CEO                     $ 91,550(1)      $120,000(2)      $120,000(3)

Wayne I. Danson, CFO                     --               --           50,000(4)

----------
(1) Accrued and unpaid compensation. No cash was received by Mr. May during the fiscal year ended June 30, 1998. Mr. May did receive 500,000 shares of the Company's stock valued at $25,000 as a signing bonus.

(2) $20,000 of this amount remains unpaid. During the fiscal year ended June 30, 1999, Mr. May received cash compensation of $65,000 and in exchange for $35,000 of accrued and unpaid compensation, received 700,000 shares of Company stock.

(3) Mr. May's compensation for the fiscal year ended June 30, 2000 is accrued and unpaid. Effective July 1, 2000, Mr. May's salary has been increased to $180,000 per annum.

(4) Mr. Danson became Chief Financial Officer of the Company on December 1, 1999 and such amount reflects the cash compensation (exclusive of reimbursement of expenses) paid to him during the period December 1, 1999
      - June 30, 2000. Mr. Danson also received 100,000 shares of the Company's stock as a signing bonus.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information about the beneficial ownership of our common stock as of September 30, 2000 for:

      o each person who beneficially owns more than five percent of the common stock;

      o     each of our directors;

      o     the named executive officers; and

      o     all directors and executive officers as a group.

Unless otherwise indicated, the address for each person or entity named below is c/o Advanced Communications Technologies, Inc., 19200 Von Karman Ave., Suite 500, Irvine, CA 92612.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 82,197,280 shares of common stock outstanding as of September 30, 2000.

                                              Number of Shares   Percentage of
                                                Beneficially        Shares
                                                   Owned          Outstanding
                                              ----------------    -----------
Roger May                                       30,520,000(1)(2)       37.1%
Nancy Needham                                   11,958,801(3)*         14.6%
R.H. Du Pont                                     6,200,383(4)*          7.5%
Wayne Danson                                       160,000               **
Jonathan J. Lichtman                               875,000(5)          1.06%
Dr. Michael Finch                                  100,000               **
Randall Prouty                                   1,057,500              1.3%
Wilbank J. Roche                                    50,000               **
All Officers and Directors as a Group           32,762,500             39.9%

----------
(1) No shares are owned directly by Mr. May. All shares beneficially owned by Mr. May are owned through affiliated entities and/or by family members.

(2)   Includes   5,000,000   shares    beneficially   owned   through   Advanced
      Communications Technologies Pty Ltd.

(3)   Includes 4,790,347 shares held by Mrs. Needham's adult children.

(4) Includes 5,173,572 shares held by Mr. DuPont's adult children and in trust for Rhett DuPont, a minor.

(5)   Includes 130,000 shares beneficially owned through various family trusts.

*     The Company presently is disputing the ownership of these shares.

**    Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. May, the Company's principal shareholder, through a family trust established in Australia by the May family, indirectly owns a majority interest in ACT-Australia.

During the year, the Company acquired a 20% equity interest in ACT-Australia, an entity that is majority owned by the May family, for 5,000,000 restricted shares of common stock and a note for $7,500,000. In addition, as of June 30, 2000, the Company advanced $552,125 to ACT-Australia in partial support of its development activities.

During the fiscal year ended June 30, 2000, the Company was indebted to Global Communications Technologies Ltd., an entity owned by Mr. May for $251,500 for advances made to the Company. In addition, Mr. May has deferred receiving his annual compensation and is owed $231,550 in accrued and unpaid compensation as of June 30, 2000.

Effective July 1, 2000, the Company and Mr. May entered into a revised oral employment agreement that provides for Mr. May to receive $15,000 per month in compensation and a special bonus of $50,000.

On September 1, 2000, Mr. Danson entered into a one year consulting agreement with the Company for the period September 1, 2000 through August 31, 2001. Under the terms of the consulting agreement, Mr. Danson will receive $10,000 per month in cash and $10,000 per month in stock for his services.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

ITEM 13A.

Not applicable.

ITEM 13B.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Advanced Communications Technologies, Inc.

/s/ Roger May                                                 October 11, 2000
    ------------------------------------------
    By:  Roger May
    Chief Executive Officer

/s/ Wayne I. Danson                                           October 11, 2000
    ------------------------------------------
    By:  Wayne I. Danson
    Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Randall Prouty                                            October 11, 2000
    ------------------------------------------
    Randall Prouty
    Director

/s/ Jonathan Lichtman                                         October 11, 2000
    ------------------------------------------
    Jonathan Lichtman
    Director

/s/ Michael Finch                                             October 11, 2000
    ------------------------------------------
    Michael Finch
    Director

/s/ Wilbank Roche                                             October 11, 2000
    ------------------------------------------
    Wilbank Roche
    Director

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2000

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page(s)
                                                                        -------

Independent Auditor's Report                                            F-1

Consolidated Balance Sheet as of June 30, 2000                          F-2

Consolidated Statements of Operations  for the Years
     Ended June 30, 2000 and 1999 and for the Period
     April 30, 1998 (Inception) through
     June 30, 2000                                                      F-3

Consolidated Statement of Changes in Stockholders'
     Equity for the Period April 30, 1998 (Inception)
     through June 30, 2000                                              F-4

Consolidated Statements of Cash Flows for the Years
     Ended June 30, 2000 and 1999 and for the Period
     April 30, 1998 (Inception) through June 30, 2000                   F-5, F-6

Notes to Consolidated Financial Statements                              F-7-F-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
   Advanced Communications Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Advanced Communications Technologies, Inc., and Subsidiary (a development stage enterprise) as of June 30, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2000 and 1999, for the period from April 30, 1998 (inception) to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Advanced Communications Technologies, Inc. and Subsidiary (a development stage enterprise) as of June 30, 2000, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 and for the period from April 30, 1998 (inception) to June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company's significant cumulative losses, of $5,416,969 through June 30, 2000, and working capital deficiency at June 30, 2000, of $1,424,473, raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 16. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.
Boca Raton, Florida
September 27, 2000

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2000

                                     ASSETS
CURRENT ASSETS
    Cash                                                           $     30,154
    Marketable securities                                                 6,825
    Prepaid expenses                                                     46,118
                                                                   ------------
TOTAL CURRENT ASSETS                                                     83,097
                                                                   ------------
PROPERTY & EQUIPMENT - NET                                               16,188
                                                                   ------------
OTHER ASSETS
    Due from affiliate                                                  552,125
    Investment in affiliate                                          19,264,182
    Deposits                                                             45,525
                                                                   ------------
TOTAL OTHER ASSETS                                                   19,861,832
                                                                   ------------
TOTAL ASSETS                                                       $ 19,961,117
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 CURRENT LIABILITIES
    Accounts payable                                               $    210,970
    Accrued compensation                                                231,550
    Deferred revenue                                                     50,000
    Note payable                                                        150,000
    Loan payable to affiliate                                           251,500
    Convertible debentures                                              613,550
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             1,507,570

LONG-TERM LIABILITIES
    Notes payable-affiliate                                           7,500,000
                                                                   ------------
TOTAL LIABILITIES                                                     9,007,570
                                                                   ------------
STOCKHOLDERS' EQUITY
    Common stock, no par value, 100,000,000
      shares authorized, 82,227,280 shares
      issued and outstanding                                         16,865,441
    Accumulated deficit during development stage                     (5,416,969)
    Accumulated other comprehensive loss                               (119,925)
    Less:  Common stock advances                                       (375,000)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                           10,953,547
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 19,961,117
                                                                   ============

           See accompanying notes to consolidated financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FOR THE
                                                                       PERIOD FROM
                                         FOR THE         FOR THE      APRIL 30, 1998
                                        YEAR ENDED      YEAR ENDED   (INCEPTION) TO
                                      JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000
                                      -------------   -------------   -------------
OPERATING EXPENSES
  Consulting fees                      $    563,543    $    416,666    $    980,209
  Depreciation and amortization               4,000           2,635           6,635
  Professional fees                       3,409,038         148,379       3,557,417
  Other selling, general,
    administrative expenses                 412,110         105,594         517,704
                                       ------------    ------------    ------------
      Total Operating Expenses            4,388,691         673,274       5,061,965
                                       ------------    ------------    ------------

LOSS FROM OPERATIONS                     (4,388,691)       (673,274)     (5,061,965)
                                       ------------    ------------    ------------

OTHER INCOME/(EXPENSE)
  Interest expense                         (747,110)         (5,580)       (752,690)
  Loss from investment in affiliate         (85,818)           --           (85,818)
  Other income                                 --             5,892           5,892
                                       ------------    ------------    ------------
      Total Other Income/(Expense)         (832,928)            312        (832,616)
                                       ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY GAINS          (5,221,619)       (672,962)     (5,894,581)

EXTRAORDINARY GAINS
  Gains on extinguishments of debt          477,612            --           477,612
                                       ------------    ------------    ------------

NET LOSS                               $ (4,744,007)   $   (672,962)   $ (5,416,969)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on marketable
  securities                                (22,425)        (97,500)       (119,925)
                                       ------------    ------------    ------------

COMPREHENSIVE LOSS                       (4,766,432)       (770,462)     (5,536,894)
                                       ============    ============    ============

Net loss per share - basic
  and diluted                          $      (0.06)   $      (0.01)   $      (0.08)
                                       ============    ============    ============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                      77,107,560      60,619,676      68,426,745
                                       ============    ============    ============

           See accompanying notes to consolidated financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM APRIL 30, 1998 (INCEPTION) TO JUNE 30, 2000

                                                                 ACCUMULATED    ACCUMULATED
                                                               DEFICIT DURING      OTHER         COMMON
                                        COMMON STOCK             DEVELOPMENT   COMPREHENSIVE      STOCK
                                    SHARES         AMOUNT           STAGE           LOSS         ADVANCES        TOTAL
                                  ----------    ------------    ------------    ------------    ---------    ------------
Founders' stock issued for cash   55,568,011    $      1,160    $       --      $       --      $    --      $      1,160
                                  ----------    ------------    ------------    ------------    ---------    ------------
BALANCE, JUNE 30, 1998            55,568,011           1,160            --              --           --             1,160

Stock issued for cash              4,656,216          56,116            --              --           --            56,116
Contribution of capital                 --             5,600            --              --           --             5,600
Recapitalization:
  Stock issued to Media Forum
    International, Inc.
    stockholders                   6,733,803       2,834,490      (3,726,539)        (97,500)        --          (989,549)
  Reclassification of
    accumulated deficit                 --        (3,726,539)      3,726,539            --           --              --
Stock issued for services          1,259,250         330,166            --              --           --           330,166
Stock issued for debt                 95,000          25,990            --              --           --            25,990
Stock issued for cash              5,000,000       1,000,000            --              --           --         1,000,000
Offering costs of private
  placement                             --          (110,800)           --              --           --          (110,800)
Net loss for the year ended
  June 30, 1999                         --              --          (672,962)           --           --          (672,962)
                                  ----------    ------------    ------------    ------------    ---------    ------------
BALANCE, JUNE 30, 1999            73,312,280         416,183        (672,962)        (97,500)        --          (354,279)

Stock issued for services          2,585,000       3,384,358            --              --           --         3,384,358
Stock issued for office
  furniture                           30,000           9,900            --              --           --             9,900
Stock issued for debt                600,000         180,000            --              --           --           180,000
Stock issued for acquisitions      5,700,000      12,225,000            --              --           --        12,225,000
Change in unrealized loss on
  securities for sale                   --              --              --           (22,425)        --           (22,425)
Interest on beneficial
  conversion of debentures              --           650,000            --              --           --           650,000
Common stock advances                                                                            (375,000)       (375,000)
Net loss for the year ended
  June 30, 2000                         --              --        (4,744,007)           --           --        (4,744,007)
                                  ----------    ------------    ------------    ------------    ---------    ------------

BALANCE, JUNE 30, 2000            82,227,280    $ 16,865,441    $ (5,416,969)   $   (119,925)   $(375,000)   $ 10,953,547
                                  ==========    ============    ============    ============    =========    ============

           See accompanying notes to consolidated financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        FOR THE PERIOD FROM
                                                                                                          APRIL 30, 1998
                                                             FOR THE YEAR ENDED    FOR THE YEAR ENDED     (INCEPTION) TO
                                                                JUNE 30, 2000         JUNE 30, 1999        JUNE 30, 2000
                                                             ------------------    ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(4,744,007)         $  (672,962)         $(5,416,969)
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                         4,000                2,635                6,635
  Interest expense - amortization of debt costs                        65,000                 --                 65,000
  Expenses incurred in exchange for common stock                    3,384,358              330,166            3,714,524
  Inter-company transaction                                              --                (15,000)             (15,000)
  Interest for beneficial conversion feature                          650,000                 --                650,000
  Gain on extinguishment of debt                                     (477,612)                --               (477,612)
  Loss on minority interest in affiliate                               85,818                 --                 85,818
  Provision for doubtful account                                      125,000                 --                125,000
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                                     (46,118)                --                (46,118)
  Other deposits                                                      (40,000)                --                (40,000)
  Security deposits                                                    (5,525)                --                 (5,525)
Increase (decrease) in liabilities:
  Accounts payable                                                    184,450               (7,855)             176,595
  Interest payable                                                    (17,890)               5,548              (12,342)
  Accrued compensation                                                120,000              (20,000)             100,000
  Other liabilities                                                  (115,000)             115,000                 --
  Deferred revenue                                                     50,000                 --                 50,000
                                                                  -----------          -----------          -----------
  Net cash used in operating activities                              (777,526)            (262,468)          (1,039,994)
                                                                  -----------          -----------          -----------
Cash flows from investing activities
  Loan to affiliated company                                         (242,125)            (310,000)            (552,125)
  Purchase of fixed assets                                             (6,335)              (6,588)             (12,923)
  Investment in Kentel LLC                                            158,070             (150,000)               8,070
  Investment in World IP                                             (125,000)                --               (125,000)
                                                                  -----------          -----------          -----------
  Net cash used in investing activities                              (215,390)            (466,588)            (681,978)
                                                                  -----------          -----------          -----------
Cash flows from financing activities
   Loan proceeds from affiliate                                       251,500                 --                251,500
   Offering costs                                                        --                (10,800)             (10,800)
   Proceeds from issuance of common
     stock, net of offering costs                                     273,500              748,716            1,023,376
   Proceeds from issuance of convertible
     debt, net                                                        488,050                 --                488,050
                                                                  -----------          -----------          -----------
   Net cash provided by financing activities                        1,013,050              737,916            1,752,126
                                                                  -----------          -----------          -----------

Net increase in cash                                                   20,134                8,860               30,154

Cash and cash equivalents at beginning
 of period                                                             10,020                1,160                 --
                                                                  -----------          -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    30,154          $    10,020          $    30,154
                                                                  ===========          ===========          ===========

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended June 30, 2000, the Company acquired 20% of the common stock of Advanced Communications Technologies, Pty, an Australian corporation. This resulted in an investment totaling $19,350,000, comprised of a note payable of $7,500,000 and the issuance of 5,000,000 shares of restricted common stock for $11,850,000. (See note 3).

During the year ended June 30, 2000, the Company issued 500,000 shares of common stock, valued at $375,000, related to a rescinded acquisition. (See note 13). As of June 30, 2000, the Company has not received the funds for these shares; therefore, a common stock advance has been recorded in the equity section, in the amount of $375,000, to offset the value of the shares that were issued at year end.

On January 31, 2000 the Company issued 200,000 shares of common stock to acquire 100% of Smart Investment.com Inc. (see Note 1(A)).

During the year ended June 30, 2000, the Company accrued interest of $32,110 on a note payable. The terms of the obligation were renegotiated and an interest accrual of $34,507 was incorporated in the gain on extinguishment of debt.

           See accompanying notes to consolidated financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

                  (A) Organization

                  Advanced Communications Technologies, Inc. (the "Company"), a development stage enterprise which is in the telecommunication industry, and was incorporated on April 30, 1998. The Company was inactive from April 1998 to June 1998 except for the issuance of founders' shares.

                  The Company owns the rights for North and South America, to a development project called Universal Wide Spectrum Cellular which will be marketed under the name of "Spectrucell". The rights are licensed from the Company's Australian affiliate, Advanced Communications Technologies Pty Ltd. ("ACT Pty."). (See notes 2, 3 and 11).

                  On April 7, 1999, Media Forum International, Inc. ("MFI"), a Florida corporation, acquired all of the outstanding stock of ACT. The merger agreement stipulated that MFI issue, to the shareholders of the Company, nine shares of MFI's common stock for every one share held by the Company's stockholders. As a result of the merger, the shareholders of the Company received 60,224,227 shares and became shareholders of approximately 90% of MFI. MFI then changed its name to Advanced Communications Technologies, Inc. Generally accepted accounting principles require that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquirer for accounting purposes. As a result, the merger was treated as an acquisition of MFI by the Company and as a recapitalization of the Company. Accordingly, the consolidated financial statements include the following: (1) the balance sheet consists of the Company's net assets at historical cost and MFI's net assets at historical cost and (2) the statement of operations includes the Company's operations for the period presented and the operations of MFI from the date of merger.

                  On January 31, 2000 the Company acquired all the issued and outstanding shares of SmartInvestment.com Inc. an inactive reporting company for 200,000 shares of its restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition.

                  On April 5, 2000, the Company acquired 20% of the common stock of ACT Pty. (See note 3).

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                  The Company's activities during the development stage included the raising of capital, acquisition of intangible assets, and the funding of its Australian affiliate.

                  (B) Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Advanced Global Communications, Inc. ("AGC"). All significant intercompany transactions and balances have been eliminated in consolidation.

                  (C) Use of Estimates

                  In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                  (D) Fair Value of Financial Instruments

                  The carrying amounts of the Company's accounts payable, accrued liabilities, and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

                  (E) Marketable Securities

                  Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized losses, reported as a separate component of stockholders' equity

                  (F) Property and Equipment

                  Property and equipment are stated at cost and depreciated, using accelerated methods, over the estimated economic useful lives of 5 years.

                  (G) Long-Lived Assets

                  During 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                  indication that the carrying amounts may not be recoverable. The adoption of this pronouncement did not have a significant impact on the Company's financial statements as of June 30, 2000 and 1999.

                  (H) Income Taxes

                  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense in the periods ended June 30, 2000 due to the net loss.

                  The deferred tax asset, of approximately $1,841,769, as of June 30, 2000, arising from a net operating loss carryforward of $2,032,611 and stock issued for services of $3,384,358, has been fully offset by a valuation allowance. In addition, a net operating loss carryforward, of approximately $2,300,000, resulting from the pre-merger losses of Media Forum
                  International, Inc. is available subject to annual usage limitations under the Internal Revenue Service Code.

                  (I) Comprehensive Income

                  The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

                  The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale marketable securities at their fair market value at year end are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity and in the Statement of Stockholders' Equity

                  (J) Concentration of Credit Risk

                  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The
                  Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                  (K) Loss Per Share

                  Net loss per common share is computed based upon the weighted average common shares outstanding.

                  At June 30, 2000 there was an estimated 4,242,820 common stock equivalents in the form of convertible debt. Such convertible debt is subject to litigation (See note 8). The common stock equivalents have not been included in the computation of diluted loss per share since the effect was anti-dilutive.

                  (L) Recent Accounting Pronouncements

                  Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 137 and 138, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that its adoption of pronouncement No. 133, as amended by No. 137and 138, will not have a material effect on the Company's financial position or results of operations.

NOTE 2            DUE FROM AFFILIATE

                  The Company has advanced funds to ACT Pty. that is majority owned by a principal stockholder of the Company and in which it has a 20% investment. (See note 3 and 11(B)). These funds were provided in order to establish the related company's operations. The Company has advanced $552,125 through June 30, 2000. Additional funds have been provided subsequent to June 30, 2000.

NOTE 3            INVESTMENT IN AFFILIATE

                  In April 2000, the Company acquired 20% of the common stock of ACT Pty,, an affiliate (See note 11(B)). This resulted in an investment of $19,350,000, comprised of a note payable of
                  $7,500,000 (see note 1(d)) and the issuance of 5,000,000 shares of restricted common stock for $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. The investment has been recorded using the equity method of accounting. Therefore, the investment in affiliate has been reduced by 20% of the prorated net operating loss of Advanced Communications Technologies, Pty, for the year ended June 30, 2000, which amounted to $85,818.

                  The note payable, of $7,500,000, is non-interest bearing with payments to be made in three equal monthly installments. The debt is classified as long-term, since the agreement does not state a specified maturity date.

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                  During September 2000, the Company agreed to issue 5,000,000 shares of restricted common stock, for $3,500,000, as a credit against the outstanding debt of $7,500,000 owed by the Company for the 20% equity purchase of ACT Pty. The stock was valued at the quoted trading price on the grant date.

NOTE 4            MARKETABLE SECURITIES

                  The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon the quoted market prices of those investments at June 30, 2000. Accordingly, unrealized gains and losses are included in stockholders' equity.

                  The composition of marketable equity securities at June 30, 2000 is as follows:

                                                            Gross
                                                          Unrealized
                                                 Cost       (Loss)    Fair Value
                                              ---------   ---------   ----------
                  Available-for-sale
                    Securities:
                      Common Stock            $ 126,750   $(119,925)   $  6,825

NOTE 5            PROPERTY AND EQUIPMENT

                  Computer and office equipment                        $ 22,823
                  Less: Accumulated depreciation                         (6,635)
                                                                       ========
                      Property and equipment - net                     $ 16,188
                                                                       ========

                  Depreciation expense for the year ended June 30, 2000 and 1999 is $4,000 and $2,635, respectively.

NOTE 6            ACCRUED COMPENSATION

                  The Company has an agreement with an individual to serve as the Chief Executive Officer of the Company (See note 14 (A)). The individual agreed to defer payment of the amounts owed him pursuant to the agreement due to the Company's lack of funds. The Company owed the individual $231,550 at June 30, 2000.

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE 7            NOTE AND LOAN PAYABLE

                  (A) Note Payable

                  MFI was obligated to pay $150,000 to a company (the "Payee") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due to the payee. However, a dispute arose as to whether the payee authorized the issuance of the shares. The payee filed during December 1997 to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable to the payee at June 30, 2000 of $234,507. In June 2000, the parties agreed to settle the litigation for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. The Company made a payment of $50,000 by June 30, 2000. The remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by the Company. The revised obligation was to be paid by August 14, 2000. The Company is currently in default on this obligation and a judgement against the Company has been entered (See note 14(E)(ii). Management believes that the amount recorded on its consolidated financial statements at June 30, 2000, in the amount of $150,000, fairly reflects the Company's potential liability.

                  (B) Loan Payable to Affiliate

                  As of June 30, 2000, the Company owed an affiliate $251,500. These funds were advanced to the Company to provide working capital for normal business operations.

NOTE 8            CONVERTIBLE DEBENTURES

                  On September 30, 1999, the Company entered into a secured convertible debenture purchase agreement with two companies, who are already stockholders of the Company, whereby the Company sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, and which were convertible into shares of the Company's Class A Common Stock. In addition, on September 30, 1999, the Company issued another convertible debenture to an unrelated party in the amount of $150,000. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time from time to time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued but unpaid interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date. $60,500 overpayments received from the

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                  debenture subscribers as a result of their purchase of common stock under the private placement (See note 10(B)) was applied to amounts due. Of the $650,000 total debentures only $613,550 were received. As of the date of the accompanying audit reports the debentures were not converted and the Company was in default based on the April 1, 2000 due date (See note 14(E)(i)).

                  The convertible debentures contain a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $650,000, was recorded as an interest expense and a component of equity on the issuance date (See note 14(E)(i)).

                  For the year ended June 30, 2000, the Company amortized $65,000 in debenture issuance costs which is included in interest expense of $747,110.

NOTE 9            SETTLEMENT OF DEBT

                  As of June 30, 1999, the Company owed certain minority stockholders $422,561. On May 25, 1999, the Company, along with two of its stockholders and directors, entered into a settlement agreement with these stockholders.

                  The Company agreed to issue 600,000 shares of restricted common stock within five days of the signing of the settlement agreement and the stock option agreement. The option agreement was signed in July 1999 and the shares were issued. The Company recognized an extraordinary gain of approximately $242,561 on the extinguishment of debt in the fiscal year ended June 30, 2000 based on the quoted trading price of the common stock on the agreement date.

NOTE 10           STOCKHOLDERS' EQUITY

                  (A) Private Placement

                  During the period of April 1999 to July 1999, pursuant to a private placement under Regulation D, Rule 504, the Company issued 5,000,000 shares of common stock at $.20 per share. The Company received $1,060,500 from the investors, which included an overpayment of $60,500. The overpayment was included in other liabilities until it was credited to the same investors who subscribed to convertible debentures in September, 1999 (See note 8). The Company incurred offering expenses of $100,000 cash and issued 33,750 shares of common stock valued at $10,800, based on the quoted trading price on the grant date, in lieu of

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                  the non-accountable expense reimbursement (See note 14(C)). The value of the cash and common stock has been charged to equity as direct costs to the offering. (B) Conversion of Debt

                  During April 1999, the Company issued 55,000 shares of its common stock to an individual as payment for amounts owed. The common stock was value at $11,990 based on the quoted trading price of the common stock. The individual was owed $20,303 at the time of issuance. A gain on the extinguishment of debt was recorded, in the amount of $8,312, for the difference between the fair market value and the actual liability and is included in other income (See note 9 for additional conversion of debt).

                  (C) Stock Issued For Services

                  During the year ended June 30, 2000, the Company issued 3,085,000 shares of common stock for services. The stock was valued based on the quoted trading price on the grant dates, which aggregated $3,384,358.

NOTE 11           RELATED PARTIES

                  (A) Global Communications Technology Consultants, Inc.

                  Global Communications Technology Consultants, Inc., a related party, is wholly owned by the individual who owns Global Communications Technologies Ltd., a principal stockholder of the Company.

                  (B) Advanced Communications Technologies Pty. Ltd.

                  Advanced Communications Technologies Pty. Ltd., an Australian company, is majority owned by entities beneficially related to a principal stockholder.

                  (C) Legal Counsel

                  Certain of the Company's legal counsel are stockholders of the Company.

                  (See Notes 2, 3, 9, and 14(A) for additional related party disclosures).

NOTE 12           EXECUTIVE EMPLOYMENT AGREEMENTS

                  On November 7, 1999, the Company entered into an employment agreement with an individual to serve as President of the Company, for a term of three years. The individual was to receive a salary of $150,000 per year on a monthly basis. As additional consideration, the Company agreed to issue 500,000 shares of restricted

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                  stock upon execution of the agreement. In addition, the individual was to be granted 750,000 employee incentive stock options over the employment term. In January 2000, the individual resigned from the position of President. The Company never issued the 500,000 shares of restricted stock or the employee incentive stock options and transferred 40,000 shares of its restricted common stock to the individual in full settlement.

                  On November 29, 1999, the Company entered into an employment agreement with a consulting organization to provide the functions customarily provided by a Chief Financial Officer. As compensation for these services, the Company pays $5,000 monthly in advance, plus 100,000 restricted shares of the Company's common stock. Starting April 1, 2000, compensation for these services increased to $10,000 per month. The issuance of stock was recorded as consulting expense over the service period based upon the quoted trading price of the stock at the agreement date.

NOTE 13           ACQUISITIONS

                  In November of 1999, AGC, the Company's newly formed subsidiary (See note 14 (A)), entered into an agreement with World IP Incorporated ("World IP"), Sur Comunicaciones, S.A. (a Chilean corporation) ("Sur"), Acinel, S.A. (an Argentinean corporation) (Acinel), and the shareholders of World IP (See legal matters below). Under this agreement, AGC subscribed for the purchase of 1,020 shares, or 51%, of World IP common stock for $95,000 cash paid in January 2000. At the closing date, World IP executed a shareholder agreement with AGC and its former shareholders. In addition to the cash paid for the stock, AGC was to pay $60,000, to World IP, to be used to open a point of presence in Venezuela. As additional consideration for the issuance of the stock, the Company issued 500,000 shares of restricted common stock to the former shareholders of World IP. Six months from the closing date of the agreement, AGC and the Company were to measure the combined performance of World IP, Sur and Acinel, and issue additional common stock to the former shareholders of World IP based on its performance. The amount of additional shares of ACT common stock to be issued to the shareholders of World IP were to be equal to the lesser of (i) 1,000,000 shares, or (ii) the number of shares according to a schedule based upon the combined gross monthly income of World IP, Sur and Acinel.

                  Subsequent to June 30, 2000, the Company rescinded the acquisition and is pursuing litigation to resolve this matter. Due to the uncertainty of this event, all related cash advances, totaling $125,000, have been written off as advances receivable with a 100% reserve for uncollectable amounts resulting in a bad debt expense of $125,000 in 2000 (See note
                  2). The 500,000 common shares issued and valued at $375,000 based upon the quoted trading price during the acquisition

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                  period are reflected as common stock advanced, a component of equity. (See note 14(E)(v)).

NOTE 14           COMMITMENTS AND CONTINGENCIES

                  (A) Consulting / Employment Agreement

                  On November 21, 1997, MFI entered into an agreement with Global Communications Technology Consultants, Inc. ("GCTC") whereby MFI engaged GCTC as consultants to MFI, and hired a GCTC employee as Chief Executive Officer ("CEO") of MFI with the primary duties of identifying suitable acquisitions, procuring new financing and assisting with any of MFI's fund raising efforts in order to build and establish a substantial revenue and earnings stream for MFI.

                  The Company charged $150,000 to consulting expense pursuant to the consulting agreement during the period from the merger date through June 30, 2000. The Company accrued the majority of the fees owed to the individual due to lack of funding (See note 6). As of June 30, 2000, the Company owed the individual $231,550. This consists of $131,500 owed at March 31, 1999 pursuant to MFI's financial statement; $150,000 accrued on the Company's records and $50,000 paid during May and June 1999.

                  (B) Employment Agreements

                  On April 22, 1997, MFI entered into an employment agreement with an individual for the position of account and sales executive. The term was for 12 months at an initial rate of $5,500 per month with commissions on sales of between 3-5% of the individual's gross sales dependent on the individual sale profitability. The contract was not extended past its initial term. As of March 31, 1999, MFI owed the individual $11,580 for services rendered which was included in accounts payable. In June 1999, the Company issued 40,000 shares of its common stock with a fair market value of $14,000, based on the quoted trading price of the common stock, in full payment of the obligation. A loss on the extinguishment of debt was recorded in the amount of $2,420 for the difference between the fair market value and the actual liability and is included in other income for 1999.

                  (C) Consulting Agreement

                  On March 4, 1999, MFI entered into a consulting agreement with an investment resource company to arrange for funding of a reverse merger of a target into MFI (See note 1 (A)). Upon successful completion of the merger, the consulting firm also structured for funding a Regulation D, Rule 504 investment up to $1,000,000.

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                  MFI agreed to compensate the consultant in the amount of 10% of the gross amount funded to MFI and 3% in non-accountable expenses.

                  The Company received an aggregate of $1,060,500 during the period from April 1999 to July 1999 pursuant to this agreement. In lieu of the non-accountable expense reimbursement due to the consulting firm, the Company issued 33,750 shares of common stock having a fair value of $10,800 to the consultants in June 1999. (See note 10(A)).

                  (D) Sublease Agreement

                  The Company has an agreement for the rental of its offices, at $5,525 per month with a lease term of twelve months commencing on the first day of April 2000 with an option to automatically extend the lease. The minimum lease payments for the remaining life of the lease is $44,200.

                  (E) Legal Matters

                        (i) As of June 30, 2000, the Company is in default on its obligation to the debenture holders based on the April 1, 2000 due date. (See note 8). One of the debenture holders holding a $150,000 debenture filed a lawsuit during July 2000 to enforce the agreement. The outcome of this litigation is unknown.

                        (ii) In June 2000, the partners agreed to settle a dispute regarding the convertible promissory note. The Company is in default on this obligation. A judgement against the Company has been entered. The potential loss is believed to be the recorded liability at June 30, 2000 of $150,000 (See note
                              7).

                        (iii) In July 2000, several stockholders filed an action
                              against the Company to allow shares of the stock to be transferred from restrictive to unrestrictive under a Rule 144 exemption. The outcome of this litigation is unknown.

                        (iv) In September 2000, a Third Party complaint was filed against the Company which alleges that the Company failed to pay a break-up or termination fee in excess of $50,000. This allegedly was due to a failure of the parties to consummate a merger agreement. The outcome of this litigation is unknown.

                        (v) In October 2000, the Company filed suit against the World Group and its stockholders for the rescission of the World IP agreement and for

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                              monetary  damages   resulting  from   management's
                              alleged breach of the agreement. (See note 13).

                  (F) Common Stock Offering

                  In June 2000, the Company entered into an agreement with a placement agent to offer up to $12,000,000 in equity securities of the Company. In general, the placement agent will receive 6% warrant coverage as a commitment fee once the investor executes the agreement, a cash fee payable upon initial and each subsequent closing equal to 6% of the amount drawn down by the Company at each closing and $35,000 non-accountable expense allowance. Once the private placement exceeds $1,000,000, the non-accountable expense allowance will be waived. This agreement will remain in effect until July 2001.

NOTE 15           ACQUISITION

                  The Company transferred funds to a potential acquiree (the "acquiree") in the amount of $150,000 during June 1999 and $20,000 during July 1999. Subsequently, a dispute arose between the Company and acquiree. The Company collected
                  $13,000 and a $157,000 promissory note, dated December 1, 1999, secured by deed of trust from a member of the potential acquirees CEO's family. The sum of $157,000 plus interest from November 1, 1999 at ten percent was due on or before February 1, 2000.

                  In June 2000, the parties entered into a settlement agreement and the Company received $165,070 in full settlement. The Company has recorded a gain on the extinguishment of debt for $8,070 in 2000.

NOTE 16           GOING CONCERN

                  The Company's consolidated financial statements for the year ended June 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,744,007 for the year ended June 30, 2000, and has a working capital deficiency, of $1,424,473, at June 30, 2000.

                  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management anticipates that the issuance of additional securities will generate sufficient resources to assure continuation of the Company's operations. (See note 14(F)).

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 17           SUBSEQUENT EVENTS

                  Effective July 1, 2000, the Company and Chief Executive Officer entered into an employment agreement that compensates the individual at $15,000 per month and a bonus of $50,000.

                  On July 24, 2000, the Company found Australon USA Inc., a Delaware corporation, owned 50% by the Company and 50% by Australon Enterprises, Pty, Ltd., an 80% owned subsidiary of ACT-Pty.

                  On September 1, 2000, the Company entered into a one year agreement with the Chief Financial Officer. As compensation, the individual will receive $10,000 per month in cash and $10,000 per month in stock.