Form 10QSB
period 2000-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2000-11-13
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 1O-QSB

                                   (check one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        Commission File Number 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                          (State or other jurisdiction
                        of incorporation or organization)

                                   95-4743438
                        (IRS Employer Identification No.)

               19200 Von Karman Ave., Suite 500, Irvine, CA 92612
                    (Address of principal executive offices)

                                 (949) 622-5566
                         (Registrant's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2)
      has been subject to such filing  requirements for the past 90 days.

                                 Yes [X] No [ ]

   As of October 31,2000, 87,657,280 shares of the registrant's no par value common stock were issued and outstanding

            Transmittal Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

PART I-FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2000

Condensed Consolidated Statement of Operations for the three-month period ended September 30, 2000 and September 30, 1999

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statement of Cash Flows for the three-month period ended September 30, 2000 and September 30, 1999

Notes to Unaudited Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II-OTHER INFORMATION

ITEM 2. Changes in Securities

ITEM 3. Qualitative Disclosures about Market Risk

ITEM 6. Subsequent Events and Exhibits

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)

ASSETS:

CURRENT ASSETS
    Cash                                                           $         --
    Marketable securities                                                 6,240
    Prepaid expenses                                                     22,528
                                                                   ------------
TOTAL CURRENT ASSETS                                                     28,768
                                                                   ------------

PROPERTY & EQUIPMENT - NET                                               19,855
                                                                   ------------

OTHER ASSETS
    Due from affiliate                                                  562,233
    Investment in affiliate                                          19,142,045
    Deposits                                                             45,525
                                                                   ------------
TOTAL OTHER ASSETS                                                   19,749,803
                                                                   ------------

TOTAL ASSETS                                                       $ 19,798,426
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES
 CURRENT LIABILITIES
    Cash Overdraft                                                 $      5,644
    Accounts payable                                                    352,057
    Accrued compensation                                                326,550
    Deferred revenue                                                     13,261
    Note payable                                                        150,000
    Loan payable to affiliate                                           435,000
    Convertible debentures                                              613,550
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             1,896,062

LONG-TERM LIABILITIES
    Notes payable-affiliate                                           4,000,000
                                                                   ------------

TOTAL LIABILITIES                                                  $  5,896,062
                                                                   ------------

STOCKHOLDERS' EQUITY
    Common stock, no par value, 100,000,000
      shares authorized, 87,197,280 shares
      issued and outstanding                                         20,227,011
    Accumulated deficit during development stage                     (5,829,137)
    Accumulated other comprehensive loss                               (120,510)
    Less:  Common stock advances                                       (375,000)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                         $ 13,902,364
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 19,798,426
                                                                   ============

                             See accompanying notes

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             FOR THE THREE-MONTH PERIOD ENDED
                                         ---------------------------------------
                                         SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                         ------------------   ------------------
TELEPHONE NETWORK REVENUE                  $     36,739          $         --
 COST OF SALES                                  (44,782)                   --
                                           ------------          ------------
GROSS PROFIT (LOSS)                              (8,043)                   --
                                           ------------          ------------

OPERATING EXPENSES
  Consulting fees                          $    153,125          $    127,416
  Depreciation and amortization                   1,000                 1,000
  Professional fees                              12,822               516,057
  Other selling, general &
    administrative expenses                     115,041                62,172
                                           ------------          ------------
      Total Operating Expenses                 (281,988)             (706,645)
                                           ------------          ------------

LOSS FROM OPERATIONS                           (290,031)             (706,645)
                                           ------------          ------------

OTHER INCOME/(EXPENSE)
  Interest expense                                   --              (657,590)
  Loss from investment in affiliate            (122,137)                   --
  Other income                                       --                    --
                                           ------------          ------------
      Total Other Income/ (Expense)            (122,137)             (657,590)
                                           ------------          ------------

LOSS BEFORE EXTRAORDINARY GAINS                (412,168)           (1,364,235)

EXTRAORDINARY GAINS
  Gain on extinguishment of debt                     --               242,561
                                           ------------          ------------

NET LOSS FROM OPERATIONS                   $   (412,168)         $ (1,121,674)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on marketable securities           (585)              (13,650)
                                           ------------          ------------

COMPREHENSIVE LOSS                         $   (412,753)         $ (1,135,324)
                                           ============          ============

Net loss per share - basic and diluted     $       (.01)         $      (.015)
                                           ============          ============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                          79,025,115            74,415,487
                                           ============          ============

                             See accompanying notes

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JUNE 30, 1999 TO SEPTEMBER 30, 2000


                                                                                        ACCUMULATED
                                              COMMON STOCK                                OTHER           COMMON
                                       ----------------------------    ACCUMULATED    COMPREHENSIVE       STOCK
                                          SHARES          AMOUNT         DEFICIT          LOSS           ADVANCES          TOTAL
                                       ------------    ------------    ------------   -------------    ------------    ------------
BALANCE, JUNE 30, 1999                   73,312,280         416,183        (672,962)        (97,500)             --        (354,279)

Stock issued for services                 2,585,000       3,384,358              --              --              --       3,384,358
Stock issued for office furniture            30,000           9,900              --              --              --           9,900
Stock issued for debt                       600,000         180,000              --              --              --         180,000
Stock issued for acquisitions             5,700,000      12,225,000              --              --              --      12,225,000
Change in unrealized loss on
  securities for sale                            --              --              --         (22,425)             --         (22,425)
Interest on beneficial
  conversion of debentures                       --         650,000              --              --              --         650,000
Common stock advances                            --              --              --              --        (375,000)       (375,000)
Net loss for the year ended
  June 30, 2000                                  --              --      (4,744,007)             --              --      (4,744,007)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, JUNE 30, 2000                   82,227,280    $ 16,865,441    $ (5,416,969)   $   (119,925)   $   (375,000)   $ 10,953,547

Stock issued for services                   (30,000)       (138,430)             --              --              --        (138,430)
Stock issued for debt                     5,000,000       3,500,000              --              --              --       3,500,000
Change in unrealized loss on
  securities held for sale                                                                     (585)             --            (585)
Net loss for the period                          --              --        (412,168)             --              --        (412,168)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 2000              87,197,280      20,227,011      (5,829,137)       (120,510)       (375,000)     13,902,364
                                       ============    ============    ============    ============    ============    ============

                             See accompanying notes

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             FOR THE THREE-MONTH PERIOD ENDED
                                         ---------------------------------------
                                         SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                         ------------------   ------------------
Cash flows from operating
  activities
  Net loss                                  $  (412,168)         $(1,121,674)
Adjustments to reconcile net
  loss to net cash used:
  Depreciation and amortization                   1,000                1,000
  Expenses incurred in exchange
    for common stock                           (138,430)             495,638
  Interest for beneficial
    conversion feature                               --              650,000
  Gain on extinguishment of debt                     --             (242,561)
  Loss on minority interest in
    affiliate                                   122,137                   --
Changes in operating assets
  and liabilities:
(Increase) decrease in assets
  Prepaid expense                                23,590                   --
  Other deposits                                     --              (35,000)
Increase (decrease) in
  liabilities:
  Accounts payable                              141,087              (95,100)
  Interest payable                                   --                7,590
  Accrued compensation                           95,000               30,000
  Other liabilities                                  --              115,000
  Deferred revenue                              (36,739)                  --
                                            -----------          -----------
  Net cash used in operating
    activities                                 (204,523)            (195,107)
                                            -----------          -----------

Cash flows from investing
  activities
  Loan to affiliated company                    (10,108)            (177,500)
  Purchase of fixed assets                       (4,667)             (11,900)
  Investment in Kentel LLC                           --              (20,000)
                                            -----------          -----------
  Net cash used in investing
    activities                                  (14,775)            (209,400)
                                            -----------          -----------

Cash flows from financing
  activities
  Loan proceeds from affiliate                  183,500               30,000
  Proceeds from issuance of
    common stock, net of
    offering costs                                   --              273,500
  Proceeds from issuance of
    convertible debt, net                            --              100,000
                                            -----------          -----------
  Net cash provided by
    financing activities                        183,500              403,500
                                            -----------          -----------

Net increase (decrease) in cash                 (35,798)              (1,007)

Cash and cash equivalents at
  beginning of period                            30,154               10,020
                                            -----------          -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $    (5,644)         $     9,013
                                            ===========          ===========

         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Principles of Consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the results of Advanced Communications Technologies, Inc. ("ACT" or the "Company") and its wholly owned subsidiary, Advanced Global Communications Technologies, Inc. ("AGC"). Financial information included herein, which is unaudited, reflects in the opinion of management, all adjustments (all of which are of a recurring nature) that are necessary to present a fair statement of the interim period. Operating results for the three-months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

Note 2. Revenue Recognition.

During the three-months ended September 30, 2000, the Company generated revenue from its telecommunications operations. Prior to July 1, 2000, the Company was developing its telecommunications business and was a development stage enterprise.

Revenue is generally recognized at the time and based on the volume of call service provided to customers and processed by the Company's contractual service providers.

Note 3. Investment in Affiliate.

On July 24, 2000, the Company formed Australon USA, Inc., a Delaware corporation owned 50% by the Company and 50% by Australon Enterprise, Pty., Ltd., an 80% subsidiary of ACT-AU. During the quarter ended September 30, 2000, Australon USA, Inc. was inactive. The investment will be accounted for using the Equity Method.

Note 4. Note Payable to Affiliate.

During the quarter, the Company repaid $3,500,000 of its obligation to its Australian affiliate, Advanced Communications Technologies, Pty, Ltd. ("ACT-AU") by issuing 5,000,000 shares of its restricted common stock. As of September 30, 2000, the balance of the Company's obligation to ACT-AU was $4,000,000.

Note 5. Stockholder's Equity.

During the three-months ended September 30, 2000, $3,500,000 of the note payable from Affiliate was converted into 5,000,000 common shares. The shares were valued at the quoted trading price on the date authorized by the Company's Board of Directors.

Note 6. Commitments and Contingencies.

As disclosed in the Company's Form 10-KSB for the fiscal year ended June 30, 2000, the Company was named as a defendant in two lawsuits filed during the three-month period ended September 30, 2000. On July 27, 2000, Bank Insinger, the holder of $150,000 of the Company's 12% Secured Convertible Debentures, filed an action in the Federal Court in the Eastern District of New York seeking recovery of the principal amount of the obligation plus accrued interest and other monetary damages. The Company is currently in discussions with Bank Insinger to settle their claim.

On September 18, 2000, an action was filed against the Company by Star Multi Care Services, Inc ("Star") for alleged breach of contract and recovery of a break-up or termination fee in connection with the Company's failure to consummate a proposed merger with Star in January 2000. The Company believes that the suit is without merit and is vigorously defending the alleged claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and operating results. Certain statements under this section may constitute "forward-looking statements". See Part II- Other Information.

(a) RESULTS OF OPERATIONS

The Company owns the rights to distribute and sell the "SpectruCell" product throughout North and South America. Such product is currently being developed, tested and commercialized by the Company's Australian affiliate. The Company's wholly owned subsidiary, Advanced Global Communications Technologies, Inc. ("AGC") provides wholesale international telecom services and is the holding company for all switching and network operations and future planned acquisitions of other switching and telecommunications companies. AGC currently operates an international long distance telephone network between the U.S. and Pakistan (the "U.S.-Pakistan Network"). During the three-month period ended September 30, 2000, all of the Company's revenues were generated by AGC's telecom operations.

Revenues. Revenue for the quarter was $36,739 and was entirely generated from AGC's U.S.-Pakistan Network and represents a 100% increase from the comparative three-month period ended September 30, 1999.

Cost of Sales. Cost of direct telephone network sales for the quarter ended September 30, 2000 was $44,782 and represents a 100% increase from the comparative three-month period ended September 30, 1999. Because the Company only recently completed the U.S.-Pakistan Network, the cost of sales reflects charges and expenses for the entire period of operation notwithstanding that the revenue from the U.S.-Pakistan Network only reflects call volume for approximately six weeks.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2000 was $281,988 and represents a 60% decrease in operating costs from the three-month period ended September 30, 1999. This decrease was principally attributable to a reduction in professional fees incurred in exchange for restricted common stock. Employee and consulting costs for the three-month period ended September 30, 2000 increased 20% to $153,125 from the three-month period ended September 30, 1999 and is attributable to an increase in staffing of the California office. Other selling and general & administrative expenses increased from $62,172 for the quarter ended September 30,

1999 to $115,041 for the three-months ended September 30, 2000, or approximately 85% because of an increase in costs associated with the Company's California headquarters and the increase in costs devoted to marketing the Company's business and products.

Interest expense incurred for the three months ended September 30, 2000 was $0. For the comparative period ended September 30, 1999, interest expense was $657,590 and was principally attributable to the intrinsic value of the Senior Convertible Debentures issued by the Company.

Other income (loss) for the three-month period ended September 30, 2000 includes the Company's share, under the equity method of accounting, of ACT-AU's operating loss for the quarter. No loss was reported for the comparative period ended September 30, 1999, as the Company's investment in ACT-AU was made during the fourth quarter of ACT's fiscal year 2000. Extraordinary gain for the three-month period ended September 30, 1999 includes $242,561 of gain on the extinguishment of prior shareholder loans in exchange for 600,000 shares of the Company's restricted common stock. The Company had no extraordinary gains nor losses for the comparative period ended September 30, 2000.

(b) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's cash and cash equivalents balance was ($5,644) a decrease of $35,798 from the period ended June 30, 2000. During the quarter, no cash was provided by operations or financing activities. During the three-month periods ended September 30, 2000 and 1999, cash provided by (used in) operations and investing activities amounted to ($219,298) and ($404,507), respectively. Cash provided by financing activities amounted to $183,500 and $403,500, respectively, and consisted of loans from the Company's principal shareholder and the sale of common stock and convertible debentures. During the three-month period ended September 30, 1999, the Company realized $273,500, net of offering costs, from the private placement sale of common stock and $100,000, net of offering costs, from the issuance of convertible debentures.

The Company had a working capital deficiency in the amounts of $1,867,294 and $811,418 respectively for the three-month periods ended September 30, 2000 and 1999. The Company is currently working with Ladenburg Thalmann, a NY-based investment banking firm, and others to obtain the necessary capital to continue its wholesale telephone network business and to assist ACT-AU in its development, testing and commercialization of the SpectruCell wireless technology.

(c) ACQUISITIONS

The Company's strategy is to generate substantial revenue through the licensing of the SpectruCell product being developed and tested by ACT-AU and through the acquisition of telephone network distribution companies. As part of this growth strategy, the Company will continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or expand the Company's business. The

Company intends to use available cash from operations, if any, and authorized but unissued common stock to finance any acquisitions.

(d) ACT QUARTERLY STOCK PRICE

For the Quarter Ended                        High            Low
---------------------                        ----            ---

September 30, 2000                          $ 1.25          $  .56
June 30, 2000                                 2.62            1.03
March 31, 2000                                7.19            2.00
December 31, 1999                             5.50             .31
September 30, 1999                             .72             .24

Part II- OTHER INFORMATION

The statements in this quarterly report, Form 10-QSB, that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiary to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: i) general economic and business conditions; ii) competition; iii) success of operating initiatives including the commercialization of the SpectruCell product; iv) financing efforts; v) operating costs; vi) advertising and promotional efforts; vii) the existence or absence of adverse publicity;
viii) changes in business strategy or development plans; ix) the ability to retain management; x) availability, terms and deployment of capital; xi) business abilities and judgment of personnel; xii) availability of qualified personnel; xiii) labor and employment benefit costs; xiv) availability and costs of raw materials and supplies; and xv) changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company and/or its management, or any person, that the objectives and expectations of the Company will be achieved.

ITEM 2. CHANGES IN SECURITIES

During the quarter, the Company issued 5,020,000 shares of its common stock of which 20,000 shares valued at $13,120 were issued in exchange for services and 5,000,000 shares valued at $3,500,000 where issued in partial repayment of the Company's obligation to ACT-AU.

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

The Company has devoted resources to the build out of the U.S.-Pakistan Network and for the development, testing and commercialization of the SpectruCell technology. As a result, the Company has experienced operating losses and negative cash flows from operations. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company's capital requirements for the commercialization of its SpectruCell product and for the continued build out of the U.S.-Pakistan Network and growth of its customer base are substantial. The Company intends to fund its operational and capital requirements using cash on hand, through proposed credit and debt facilities and by the issuance of restricted common stock.

ITEM 6. SUBSEQUENT EVENTS AND EXHIBITS

On October 5, 2000, the Company entered into a Letter of Intent ("LOI") with Digital Comm Link, Inc., ("Digital") a Florida based privately held corporation, to acquire a controlling interest in Digital for approximately $10- $20 million in stock and cash. Digital currently owns and operates a satellite fixed earth station, which receives and transmits voice, data and video signals for telecommunications and other media customers.

On October 12, 2000 the Company's Board of Directors adopted a resolution to issue 460,000 shares of restricted common stock to ACT-AU in partial repayment of $460,000 of the Company's obligation. The Company will record a gain on the issuance of this stock.

On October 23, 2000, the Company was notified by holders of $210,000 of its $650,000 Secured Convertible Debentures that such holders have elected to convert their debt into restricted common stock based on certain conversion rights granted to the bondholders under the terms of the 12% Secured Convertible Debentures. Such conversion, when effected, will have the result of reducing the Company's liabilities and increasing the Company's stockholder's equity.

On November 1, 2000 the Company, along with ACT-AU formed Advanced Network Technologies (USA) Inc, ("ANT") to market wireless network services and applications developed by ACT-AU. The Company owns 70% of ANT.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Communications Technologies, Inc.
(Registrant)

/s/ Roger B. May                                                 11/13/2000
-------------------------------------------                      ---------------
Roger B. May                                                     Date
Chairman and Chief Executive Officer

/s/ Wayne I. Danson                                              11/13/2000
-------------------------------------------                      ---------------
Wayne I. Danson                                                  Date
Vice President and Chief Financial Officer