Form 10QSB
period 2000-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2001-02-13
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 1O-QSB

                                   (check one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended December 31, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        Commission File Number 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                                     -------
                          (State or other jurisdiction
                        of incorporation or organization)

                                   33-0929781
                                   ----------
                        (IRS Employer Identification No.)

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

   As of December 31,2000, 89,239,218 shares of the registrant's no par value common stock were issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

PART I-FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

      Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000

      Consolidated Statement of Operations for the three months ended December 31, 2000 and December 31, 1999 (Restated) and for the six months ended December 31, 2000 and December 31, 1999 (Restated)

      Consolidated Statement of Changes in Stockholders' Equity for the six months ended December 31, 2000 and December 31, 1999

      Consolidated Statement of Cash Flows for the six months ended December 31, 2000 and December 31, 1999 (Restated)

Notes to Unaudited Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II-OTHER INFORMATION

ITEM 2. Changes in Securities

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Subsequent Events, Exhibits and Reports on Form 8-K

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31, 2000             JUNE 30, 2000
                                                                        (UNAUDITED)                -------------
                                                                        -----------
ASSETS:

CURRENT ASSETS
     Cash                                                              $    15,028                   $    30,154
     Marketable securities                                                   1,950                         6,825
     Prepaid expenses                                                           --                        46,118
                                                                       -----------                   -----------

TOTAL CURRENT ASSETS                                                        16,978                        83,097
                                                                       -----------                   -----------

PROPERTY & EQUIPMENT - NET                                                  22,768                        16,188
                                                                       -----------                   -----------
OTHER ASSETS
     Due from affiliate                                                    562,233                       552,125
     Investment in affiliate                                            19,026,892                    19,264,182
     Deposits                                                                5,525                        45,525
                                                                       -----------                   -----------

TOTAL OTHER ASSETS                                                      19,594,650                    19,861,832
                                                                       -----------                   -----------

TOTAL ASSETS                                                           $19,634,396                   $19,961,117
                                                                       ===========                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
   CURRENT LIABILITIES
     Accounts payable and accrued compensation                         $   865,396                   $   442,520
     Deferred revenue                                                           --                        50,000
     Note payable-Grassland                                                108,198                       150,000
     Loan payable to affiliate                                             682,500                       251,500
     Convertible debentures                                                200,750                       613,550
                                                                       -----------                   -----------

TOTAL CURRENT LIABILITIES                                                1,856,844                     1,507,570

LONG-TERM LIABILITIES
     Notes payable-affiliate                                             3,540,000                     7,500,000
                                                                       -----------                   -----------

TOTAL LIABILITIES                                                      $ 5,396,844                     9,007,570
                                                                       -----------                   -----------

STOCKHOLDERS' EQUITY
     Common stock, no par value, 100,000,000 shares
       authorized, 89,239,218 and 82,227,280 shares
       issued and outstanding, respectively                             20,936,613                    16,865,441
     Accumulated deficit                                                (6,574,261)                   (5,416,969)
     Accumulated other comprehensive loss                                 (124,800)                     (119,925)
     Less:  Common stock advances                                               --                      (375,000)
                                                                       -----------                   ------------

TOTAL STOCKHOLDERS' EQUITY                                             $14,237,552                   $10,953,547
                                                                       -----------                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $19,634,396                   $19,961,117
                                                                       ===========                   ===========

    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                      ENDED                                  ENDED
                                                          -------------------------------       -------------------------------
                                                                             DECEMBER 31,                          DECEMBER 31,
                                                          DECEMBER 31,          1999            DECEMBER 31,          1999
                                                             2000            (RESTATED)            2000            (RESTATED)
                                                         ------------       ------------       ------------       ------------

TELEPHONE NETWORK REVENUE                                $     13,261       $         --       $     50,000       $         --
COST OF REVENUES                                              (12,528)                --            (57,310)                --
                                                         ------------       ------------       ------------       ------------

GROSS PROFIT (LOSS)                                               733                 --             (7,310)                --
                                                         ------------       ------------       ------------       ------------

OPERATING EXPENSES
     Consulting fees                                     $    153,000       $     81,396       $    306,125       $    208,812
     Depreciation and amortization                              1,000             33,500              2,000             34,500
     Professional fees                                        176,279            103,804            175,981            124,223
     Other selling, general &
       administrative expenses                                190,425            100,292            305,466            154,874
     Stock-based compensation                                 133,000            485,650            146,120            981,288
                                                         ------------       ------------       ------------       ------------

TOTAL OPERATING EXPENSES                                      653,704            804,642            935,692          1,503,697
                                                         ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                         (652,971)          (804,642)          (943,002)        (1,503,697)
                                                         ------------       ------------       ------------       ------------

OTHER INCOME/(EXPENSE)
     Interest expense                                              --             (7,590)                --           (665,180)
     Loss from investment in affiliate                       (115,153)                --           (237,290)
     Other income                                                  --                 --                 --                 --
                                                         ------------       ------------       ------------       ------------

TOTAL OTHER INCOME/(EXPENSE)                                 (115,153)            (7,590)          (237,290)          (665,180)
                                                         ------------       ------------       ------------       ------------

LOSS BEFORE EXTRAORDINARY GAINS                              (768,124)          (812,232)        (1,180,292)        (2,168,877)

EXTRAORDINARY GAINS
     Gains on extinguishments of debt                          23,000            121,937             23,000            364,498
                                                         ------------       ------------       ------------       ------------

NET LOSS FROM OPERATIONS                                 $   (745,124)      $   (690,295)      $ (1,157,292)      $ (1,804,379)

OTHER COMPREHENSIVE LOSS, NET OF TAX
     Unrealized loss on marketable securities                  (4,290)            (5,850)            (4,875)           (19,500)
                                                         ------------       ------------       ------------       ------------


COMPREHENSIVE LOSS                                       $   (749,414)      $   (696,145)      $ (1,162,167)      $ (1,823,879)
                                                         ============       ============       ============       ============

Net loss per share-basic and diluted                     $       (.01)      $       (.01)      $       (.01)      $       (.02)
                                                         ============       ============       ============       ============

Weighted average number of shares outstanding
  during the period-basic and diluted                      87,719,218         75,516,709         84,753,575         74,966,098
                                                         ============       ============       ============       ============

    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999 (RESTATED)

                                                                                        ACCUMULATED
                                                                                           OTHER          COMMON
                                                   COMMON STOCK        ACCUMULATED     COMPREHENSIVE       STOCK
                                          SHARES          AMOUNT         DEFICIT           LOSS           ADVANCES          TOTAL
                                       ------------    ------------    ------------    -------------    ------------    ------------
SIX MONTHS ENDED
  DECEMBER 31, 1999:

BALANCE AT JULY 1, 1999                  73,312,280    $    416,183    $   (672,962)   $    (97,500)   $         --    $   (354,279)

Stock issued for services                 1,735,500         981,288              --              --              --         981,288
Stock issued for office furniture            30,000           9,900              --              --              --           9,900
Stock issued in exchange for debt           600,000         180,000              --              --              --         180,000
Stock issued for acquisitions               500,000         375,000              --              --              --         375,000
Change in unrealized loss on
  securities for sale                            --              --              --         (19,500)             --         (19,500)
Interest on beneficial conversion
  of debentures                                  --         650,000              --              --              --         650,000
Common stock advances                      (500,000)             --              --              --        (375,000)       (375,000)
Net loss for the six months ended
  December 31, 1999                              --    $         --    $ (1,804,379)   $         --    $         --      (1,804,379)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1999             75,677,780    $  2,612,371    $ (2,477,341)   $   (117,000)   $   (375,000)       (356,970)
                                       ============    ============    ============    ============    ============    ============

BALANCE AT JULY 1, 2000                  82,227,280      16,865,441      (5,416,969)       (119,925)       (375,000)     10,953,547

SIX MONTHS ENDED
  DECEMBER 31, 2000:

Stock issued for services                   248,393          54,570              --              --              --          54,570
Stock issued for debt                     5,460,000       3,978,802              --              --              --       3,978,802
Change in unrealized loss
  on securities held for sale                    --              --              --          (4,875)             --          (4,875)
Stock issued on conversion of
  convertible debentures                  1,803,545         412,800              --              --              --         412,800
Common stock retired                       (500,000)       (375,000)             --              --         375,000              --
Net loss for the six months ended
  December 31, 2000                              --              --      (1,157,292)             --              --      (1,157,292)
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2000             89,239,218    $ 20,936,613    $ (6,574,261)   $   (124,800)   $         --    $ 14,237,552
                                       ============    ============    ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE SIX
                                                                            MONTHS ENDED
                                                                            ------------
                                                                                       DECEMBER
                                                                     DECEMBER          31, 1999
                                                                     31, 2000         (RESTATED)
                                                                     --------         ----------
Cash flows from operating activities
   Net loss                                                        $(1,157,292)      $(1,804,379)
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                          2,000            34,500
  Expenses incurred in exchange for common stock                        54,570           981,288
  Interest for beneficial conversion feature                                --           650,000
  Gain on extinguishment of debt                                       (23,000)         (364,498)
  Loss on minority interest in affiliate                               237,290                --
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                                       46,118                --
  Other deposits                                                        40,000           (35,000)
Increase (decrease) in liabilities:
  Accounts payable                                                     280,376            89,189
   Note payable-Grassland                                              (41,802)
   Interest payable                                                         --            15,180
  Accrued compensation                                                 142,500            60,000
  Other liabilities                                                         --           175,500
  Deferred revenue                                                     (50,000)               --
                                                                   -----------       -----------
   Net cash used in operating activities                              (469,240)         (198,220)
                                                                   -----------       -----------

Cash flows from investing activities
  Loan to affiliated company                                           (10,108)         (245,000)
  Purchase of fixed assets                                              (8,580)          (14,335)
  Investment in Kentel LLC                                                  --            (7,000)
   Advances to World IP                                                     --           (45,000)
                                                                   -----------       -----------
  Net cash used in investing activities                                (18,688)         (311,335)
                                                                   -----------       -----------


Cash flows from financing activities
   Loan proceeds from affiliate                                        431,000           (23,500)
    Proceeds from sale of stock                                         41,802                --
   Proceeds from issuance of common stock,
     net of offering costs                                                  --           273,500
   Proceeds from issuance of convertible
     debt, net                                                              --           388,050
                                                                   -----------       -----------
   Net cash provided by financing activities                           472,802           638,050
                                                                   -----------       -----------

Net increase (decrease) in cash                                        (15,126)          128,495

Cash and cash equivalents at beginning of period                        30,154            10,020
                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                        $    15,028       $   138,515
                                                                   ===========       ===========

    The accompanying notes are an integral part of these financial statements

             ADVANCED COMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        17

Note 1-Principals of Consolidation and Significant Accounting Policies:

The accompanying unaudited consolidated financial statements include the results of Advanced Communications Technologies, Inc. ("ACT" or the "Company") and its wholly-owned subsidiary, Advanced Global Communications Technologies, Inc. ("AGC"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for the fair presentation of the financial statements.

The financial statements for the three months ended December 31, 1999 have been restated to omit the results of the Company's 51% interest in World IP and consolidated subsidiaries as a result of the Company's rescission of the World IP transaction.

Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on October 13, 2000.

Organization

The Company was formed on April 30, 1998 and was inactive from its date of formation until April 1999 when it acquired all of the issued and outstanding stock of Media Forum International, Inc. ("MFI") in a reverse merger. The merger was treated as an acquisition of all of the assets of MFI and as a recapitalization of the Company. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart") an inactive reporting company for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. In July 1999, the Company formed AGC as a wholly-owned subsidiary to conduct its international telephone network distribution business. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technologies Pty Ltd (Australia) ("ACT-AU"), an affiliated entity. The Company accounts for its investment in ACT-AU under the equity method of accounting. In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Enterprises Pty, Ltd, an 80% subsidiary of ACT-AU. In November 2000, the Company formed Advanced Network Technologies (USA), Inc. ("ANT"), a Delaware corporation owned 70% by the Company and 30% by ACT-AU. Both Australon and ANT are presently inactive. The Company intends to account for the future results of operations of Australon on an equity basis and ANT on a consolidated basis.

Marketable Securities

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair market value, with unrealized losses reported as a separate component of stockholders' equity.

Revenue Recognition

Revenue is generally recognized at the time telephone service minutes are used and based on the volume of call service provided to customers and processed by the Company's contractual service providers.

Comprehensive Income (Loss)

The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all components of comprehensive income or loss be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include unrealized gains and losses, net of tax, on available-for-sale marketable securities and are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Comprehensive Income (Loss) in Stockholders' Equity.

Concentrations of Credit Risk

The Company maintains its cash in bank account deposits, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalent balances.

Note 2-Due from Affiliate

The Company has, from time to time, advanced funds to ACT-AU to support its research and development activities of the SpectruCell technology. ACT-AU is majority owned by a principal stockholder of the Company. The Company has advanced $562,233 and $552,125, to ACT-AU as of December 31, 2000 and June 30, 2000, respectively.

Note 3-Investment in Affiliate

In April 2000, the Company acquired 20% of the common stock of ACT-AU, its Australian affiliate for $19,350,000 consisting of 5,000,000 shares of restricted common stock valued at the average quoted trading price of $11,850,000 and a note payable for $7,500,000. The Company has recorded its investment in ACT-AU under the equity method of accounting. The Company has reduced its investment in ACT-AU by its proportionate share of ACT-AU's operating losses in the amount of $85,818 for the fiscal year ended June 30, 2000 and $237,290 for the six months ended December 31, 2000. In September 2000, the Company repaid $3,500,000 of its obligation to ACT-AU via the issuance of an additional 5,000,000 shares of its restricted common stock. During the three months ended December 31, 2000, the Company issued an additional 460,000 shares of its restricted common stock to vendors of ACT-AU in cancellation of $460,000 of its obligation. The Company recorded a $23,000 gain on the extinguishments of debt on this repayment. As of December 31, 2000, the outstanding balance of the Company's note payable to ACT-AU was $3,540,000.

Note 4-Accounts Payable and Accrued Compensation

Included in Accounts Payable and Accrued Compensation are amounts due the Chief Executive Officer of the Company who has elected to defer accrued compensation due him. As of December 31, 2000, the Company owed the Chief Executive Officer $374,050 in accrued and unpaid compensation.

Note 5-Note and Loan Payable

(A) Note Payable-Grassland

MFI, the Company's predecessor was obligated to pay $150,000 to Grassland Capital ("Grassland") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due
Grassland. However, a dispute arose as to whether Grassland authorized the acceptance of the shares and Grassland subsequently filed a suit to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000, resulting in total principal and accrued interest payable to Grassland at June 30, 2000 of $234,507. In June 2000, the Company and Grassland agreed to settle the litigation for a payment of $200,000. This resulted in a gain on the extinguishment of debt in the amount of $34,507. The Company made a payment of $50,000 by June 30, 2000. The remainder was to be paid with proceeds from the 75,000 shares of stock with any remaining balance owed to be paid by the Company by August 14, 2000. The Company defaulted on this revised payment obligation and a judgment against the Company was entered. In October 2000, the Company sold the 75,000 shares of stock realizing $41,802 which it remitted to Grassland in partial payment of its outstanding balance. As of December 31, 2000, the Company's remaining balance on the Grassland obligation is $108,198. Management believes that the amounts recorded on its consolidated financial statements at December 31, 2000 and June 30, 2000 respectively, fairly reflect the Company's potential liability.

(B) Loan Payable to Affiliate

As of December 31, 2000 and June 30, 2000, the Company owed an affiliate of the Chief Executive Officer $682,500 and $251,500, respectively. These funds were advanced to the Company to provide working capital for normal business operations.

Note 6-Convertible Debentures

On September 30, 1999, the Company entered into a secured convertible debenture purchase agreement with two companies, which are already stockholders of the Company, whereby the Company sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, and which were convertible into shares of the Company's Class A Common Stock. In addition, on September 30, 1999, the Company issued another convertible debenture to Bank Insinger in the amount of $150,000. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion is determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued and unpaid interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date. Of the $650,000 total debentures, only $613,550 was received. As of June 30, 2000, the debentures were not converted and the Company was in default based on the April 1, 2000 due date.

The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to this beneficial conversion feature, or $650,000, was recorded as an interest expense and a component of equity on the issuance date.

For the fiscal year ended June 30, 2000, the Company amortized $65,000 in debenture issuance costs.

During the three months ended December 31, 2000, holders of $412,800 of debentures elected to convert their notes into 1,803,545 of the Company's restricted common stock resulting in a reduction of the amounts outstanding and an increase in the Company's stockholders' equity. As of December 31, 2000, $200,750 of Secured Convertible Debentures remain outstanding.

Note 7-Note Payable-ACT-AU

On October 25, 2000 and September 29, 2000, the Company repaid $3,960,000 of its obligation to its Australian affiliate, ACT-AU, by issuing 460,000 and 5,000,000 shares, respectively, of its restricted common stock. As of December 31, 2000, the balance of the Company' s obligation to ACT-AU was $3,540,000.

Note 8-Settlement Of Debt

As of June 30, 1999, the Company owed certain former MFI minority stockholders $422,561. On May 25, 1999, the Company, along with two of its stockholders and directors, entered into a settlement agreement with these stockholders.

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

Note 9- Stockholders' Equity

(A) Private Placement

During the period of April 1999 to July 1999, pursuant to a private placement under Regulation D, Rule 504, the Company issued 5,000,000 shares of common stock at $.20 per share. The Company received $1,060,500 from investors, which included an overpayment of $60,500. The overpayment was included in other liabilities until it was credited to the same investors who subscribed to convertible debentures in September, 1999. The Company incurred offering expenses of $100,000 in cash and issued 33,750 shares of common stock valued at $10,800, based on the quoted trading price on the grant date, in lieu of the non-accountable expense reimbursement. The value of the cash and common stock has been charged to equity as direct costs of the offering.

(C) Stock Issued For Services

During the fiscal year ended June 30, 2000, the Company issued 3,085,000 shares of common stock for services. The stock was valued based on the quoted trading price on the grant dates, which aggregated $3,384,358.

During the three months ended December 31, 2000, the Company issued 278,393 of restricted common stock for services. The stock issued was valued on the quoted trading price on the grant dates, which aggregated $193,000.

(D) Common Stock Retirement

During the three months ended December 31, 2000, the Company retired 500,000 shares, valued at $375,000 of its restricted common stock originally issued to the World IP owners in connection with the World IP rescission transaction.

Note 10-Commitments and Contingencies

The Company was named as a defendant in two lawsuits during the six months ended December 31, 2000. On July 27, 2000, Bank Insinger, the holder of $150,000 of the Company's 12% Secured Convertible Debentures, filed an action in the Federal Court in the Eastern District of New York seeking recovery of the principal amount of the obligation plus accrued interest and other monetary damages. On December 26, 2000, the Company settled with Bank Insinger and the lawsuit was subsequently dismissed.

On September 18, 2000, an action was filed against the Company by Star Multi Care Services, Inc. ("Star") for alleged breach of contract and recovery of a break-up or termination fee in connection with the Company's failure to consummate a proposed merger with Star in January 2000. The Company believes that the suit is without merit and is continuing to vigorously defend the alleged claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nature of Business

Advanced  Communications  Technologies,  Inc.  ("ACT" or the "Company")  (OTCBB:
ADVC), a Florida incorporated company, is a leading international marketer of wireless telecommunications products. The Company has the exclusive North and South American marketing rights for a proprietary Software Defined Radio ("SDR") technology platform for next generation wireless telecommunications products being developed by the Company's affiliate in Australia, Advanced Communications Technologies (Australia) Pty Ltd. ("ACT-AU"), which is owned 20% by the Company.

The core product that the Company will be marketing is SpectruCell, the first wireless communications platform that offers mobile communications network providers the flexibility of open architecture and seamless integration with the ability to process and transmit multiple protocols, such as AMPS, CDMA, TDMA, GSM, W-CDMA, UMTS, Mobile IP, Voice IP, 3G, etc. through one base station.

SpectruCell is one of the first technologies that utilizes the SDR operating platform, which will reduce the network providers' cost for on-going upgrades to 3G and beyond, as each upgrade will be software-based rather than hardware-based. This feature essentially makes SpectruCell implemented networks future proof. Importantly, SpectruCell will enable existing network providers to upgrade their current networks to the 3G platforms through the simple installation of a SpectruCell-based station at each of their cell sites.

Network providers implementing a SpectruCell network architecture are assured of protecting their existing client base through continued support of their existing services (GSM, CDMA) while being able to support future 3G-based protocols like WCDMA, UMTS, etc. This flexible migration path for network operators means that they protect their existing financial asset while giving the operator both a technical and financial migration to 3G.

In addition, the Company intends to market several other wireless and networking products that are being developed by ACT-AU. These products are expected to include:

      o     Spectrum  Efficient  Microwave  ("SEM")  that  delivers  high  speed
            capacity   communications  links  that  will  make  it  possible  to
            implement truly wireless networks;

      o Wireless Loop Technology that will provide wireless fixed network access compatible with both Voice Over Internet protocol ("VOIP") and Internet-based protocols;

      o Smart Antennas that will provide network carriers with the ability to increase their capacity by directing radio signals to an intended target rather than a general broadcasting shotgun approach; and

      o ACT2001 Network Provider, which is a complete network solution comprised of the SpectruCell multiple protocol wireless base station unit, the SEM and a Wireless Local Loop system. These products have the ability to be utilized individually, however, when combined, they have the ability to be a complete wireless network that will support individual or multiple wireless protocols.

In January 2001, ACT-AU received $A4.78 million of a total approximately $A13 million grant from AusIndustry to support its research and development of SpectruCell and these other technology platforms.

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and operating results. Certain statements under this section may constitute "forward-looking statements" (See Part II- Other Information). The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 TO THE THREE MONTHS ENDED DECEMBER 31, 1999

(a) RESULTS OF OPERATIONS

The Company owns the rights to distribute and sell the "SpectruCell" product throughout North and South America. Such product is currently being commercialized by the Company's Australian affiliate. The Company's wholly-owned subsidiary, Advanced Global Communications Technologies, Inc. ("AGC") provides wholesale international telecom services and is the holding company for all switching and network operations and future planned acquisitions of other switching and telecommunications companies. AGC operates an international long distance telephone network between the U.S. and Pakistan (the "U.S.-Pakistan Network"). During the three months ended December 31, 2000, all of the Company's revenues were generated by AGC's telecom operations.

Revenue. Revenue for the quarter was $13,261 and was generated entirely from AGC's U.S.-Pakistan Network and represents a 100% increase from the comparative restated three months ended December 31, 1999. Due to various technical issues with the Company's network supplier in England as well as regulatory changes in Pakistan, the U.S-Pakistan Network was off-line a majority of the three months ended December 31, 2000. Consequently, while revenue from telephone distribution sales was up from the comparative restated three months ended December 31, 1999, the Company experienced a decline in network revenue from the immediately preceding three month period.

Cost of Sales. Cost of direct telephone network sales for the three months ended December 31, 2000 was $12,528 and represents a 100% increase from the comparative three months ended December 31, 1999. Because the Company completed the U.S.-Pakistan Network during its first quarter of fiscal 2001, the cost of sales reflects direct charges and expenses for the period during which the network was operational.

Operating Expenses. Operating expenses, net of stock-based compensation charges of $133,000, for the three months ended December 31, 2000 were $520,704 and represent a $201,712 or 63% increase in operating costs, net of stock-based compensation charges of $485,650, for the restated three months ended December 31, 1999. This operating cost increase was principally attributable to an increase in costs associated with the Company's California headquarters and the marketing of the Company's business and products.

Interest expense incurred for the three months ended December 31, 2000 was $0. For the comparative period ended December 31,1999, interest expense was $7,590 and was principally attributable to accrued interest on the Grassland note payable.

Other income (loss) for the three months ended December 31, 2000 includes the Company's share, under the equity method of accounting, of ACT-AU's operating loss for the quarter of $115,153. No loss was reported for the comparative period ended December 31,1999, as the Company's investment in ACT-AU was made during the fourth quarter of ACT's fiscal year 2000. Extraordinary gain for the three months ended December 31, 2000 includes $23,000 of gain on the extinguishment of the Company's obligation to ACT-AU which was partially repaid with common stock valued in excess of the then market price. For the three months ended December 31, 1999, $121,937 of other income was recognized on the abandonment of certain accounts payable and accrued expenses of MFI.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 TO THE SIX MONTHS ENDED DECEMBER 1999

(a) RESULTS OF OPERATIONS

Revenue. Revenue for the six months ended December 31, 2000 was $50,000, generated entirely from AGC's U.S.-Pakistan Network and represents a 100% increase from the comparative restated six months ended December 31, 1999. The results of operation for the six months ended December 31, 1999 was restated to reflect the rescission of the World IP acquisition, which the Company rescinded retroactively to November 10,1999.

Cost of Sales. Cost of direct telephone network sales for the six months ended December 31, 2000 was $57,310 and represents a 100% increase from the comparative restated six months ended December 31, 1999. As the Company completed the U.S.-Pakistan Network during its first quarter of fiscal 2001, included in the cost of sales for the six months ended December 31, 2000 are initial set-up costs to establish the network in addition to normal recurring direct operating charges.

Operating Expenses. Operating expenses, net of stock-based compensation charges of $146,120 for the six months ended December 31, 2000, were $789,572 and represent a $267,163 increase, or 51%, in operating costs, net of stock-based compensation charges of $981,288, for the restated six months ended December 31, 1999. This operating cost increase was also principally attributable to an increase in costs associated with the expansion of the Company's California headquarters and the marketing of the Company's business and products.

Interest expense incurred for the six months ended December 31, 2000 was $0. For the comparative six months ended December 31, 1999, interest expense was $665,180 of which $650,000 was attributable to the intrinsic value of the Senior Convertible Debentures issued by the Company in September 1999.

Other income (loss) for the six months ended December 31, 2000 includes the Company's share, under the equity method of accounting, of ACT-AU's operating loss of $237,290. No loss was reported for the comparative period ended December 31,1999, as the Company's investment in ACT-AU was made during the fourth quarter of ACT's fiscal year 2000. Extraordinary gain for the six months ended December 31, 2000 includes $23,000 of gain on the extinguishments of the Company's obligation to ACT-AU which was partially repaid with common stock valued in excess of the then market price. For the restated six months ended December 31, 1999, extraordinary gains of $364,498 was recognized from the extinguishments of prior MFI shareholder loans in exchange for 600,000 shares of the Company's restricted common stock ($242,561) and $121,937 on the abandonment of certain accounts payable and accrued expenses of MFI.

(b) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's cash and cash equivalents balance was $15,028 a decrease of $15,126 from the fiscal year ended June 30, 2000. During the quarter, no cash was provided by operations. During the six months ended December 31, 2000 and 1999, cash provided by (used in) operations and investing activities amounted to ($487,928) and ($509,555), respectively. Cash provided by financing activities amounted to $472,802 and $638,050, respectively, and consisted of loans from the Company's principal shareholder and the sale of common stock and convertible debentures. During the six months ended December 31, 1999, the Company realized $273,500, net of offering costs, from the private placement sale of common stock and $388,050, net of offering costs, from the issuance of convertible debentures.

The Company had a working capital deficiency in the amount of $1,839,866 for the six months ended December 31, 2000. During the quarter, the Company executed final documentation with Ladenburg Thalmann, a NY-based investment banking firm, to secure a $12 million equity line of credit. Once the equity line is effective, the Company will be able to draw down the credit line on a monthly basis in increments of not less than $500,000. The equity credit line is subject to receiving the approval by the Securities and Exchange Commission, which the Company anticipates receiving the beginning of the fourth quarter of fiscal 2001. In addition, during November 2000, the Company prepared a Private Placement Memorandum under Securities and Exchange Commission Rule 506D to issue up to $10 million of its restricted common stock to accredited investors. No funds have been raised under this offering as of December 31, 2000.

(c) ACQUISITIONS

The Company's business strategy is to i) be a leader in the development and marketing of Software Defined Radio technologies, ii) generate substantial revenue through the licensing of SpectruCell and other products being commercialized and developed by ACT-AU, iii) and through the acquisition of telephone network distribution and other technology companies complementary to the Company's business. As part of this growth strategy, the Company will continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that either complement or meet the Company's expansion criteria. The Company intends to use available cash from operations, if any, authorized but unissued common stock and funds from its Equity Credit line to finance, in whole or in part, its acquisition and expansion plans.

On October 5, 2000, the Company entered into a Letter of Intent ("LOI") with Digital Comm Link, Inc., ("Digital") a Florida based privately held corporation, to acquire a controlling interest in Digital for approximately $10- $20 million in stock and cash. Digital currently owns and operates a satellite fixed earth station, which receives and transmits voice, data and video signals for telecommunications and other media customers. The Company is currently performing due diligence activities on Digital.

(d) ACT QUARTERLY STOCK PRICE

For the Quarter Ended             High          Low
---------------------             ----          ---

December 31, 2000                $1.19         $ .40
September 30, 2000                1.25           .56
June 30, 2000                     2.62          1.03
March 31, 2000                    7.19          2.00
December 31, 1999                 5.50           .31

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

ITEM 2. CHANGES IN SECURITIES

During the quarter, the Company issued 2,541,938 shares of its common stock, of which 278,393 shares valued at $193,000 were issued in exchange for services, 460,000 shares valued at $460,000 were issued in partial repayment of the Company's obligation to ACT-AU, and 1,803,545 shares of its common stock were issued in exchange for convertible debentures having a principal balance of $412,800. During the quarter, the Company also retired 500,000 shares of its common stock having a value of $375,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company has devoted significant resources to the build out of the U.S.-Pakistan Network and for the development, testing and commercialization of the SpectruCell technology. As a result, the Company has experienced operating losses and negative cash flows from operations. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company's capital requirements for the commercialization of its SpectruCell product, for the continued build out of the U.S.-Pakistan Network and growth of its customer base and other business initiatives are substantial. The Company intends to fund its operational and capital requirements using cash on hand, through proposed credit and debt facilities and by the issuance of restricted common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

On February 6, 2001, the Company announced that Dr. Gilbert F. Amelio, has agreed to join the Company's Board of Directors, to provide management services to the Company and to assume the role of Chairman and Chief Executive Officer of the Company upon the formalization of an employment contract. Dr. Amelio was the former Chairman and Chief Executive Officer of Apple Computer, Inc., Chairman, President and Chief Executive Officer of National Semiconductor and President of Rockwell Communications Systems, a unit of Rockwell International. He is currently a Director of SBC Communications, Inc. and a majority owner of Beneventure Capital, LLC, a technology investment and management firm.

On February 8, 2001, the Company entered into an agreement with Dr. Amelio and his majority owned company, Beneventure Capital, LLC, ("Beneventure") to acquire 100% of the assets of Beneventure. Beneventure is a technology investment and management firm that owns varying interests in private companies involved in the telecommunication, semiconductor, internet and financial service industries. The agreement provides for the acquisition of the assets and interests of Beneventure in exchange for shares of stock of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Communications Technologies, Inc.
(Registrant)

/s/ Roger T. May
----------------                                   _____________
Roger T. May                                       Date
Chairman and Chief Executive Officer

/s/ Wayne I. Danson
-------------------                                _____________
Wayne I. Danson                                    Date
Chief Financial Officer