Form 10QSB
period 2001-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2001-05-15
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 1O-QSB

                                  (check one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended March 31, 2001


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        Commission File Number 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                                     -------
                          (State or other jurisdiction
                        of incorporation or organization)

                                   65-0738251
                                   ----------
                        (IRS Employer Identification No.)

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

                                 Yes [X] No [ ]

    As of March 31, 2001, 90,737,909 shares of the registrant's no par value common stock were issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

PART I-FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

      Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000
      (audited)

      Consolidated Statement of Operations for the three months ended March 31, 2001 and March 31, 2000 (Restated) and for the nine months ended March 31, 2001 and March 31, 2000 (Restated)

      Consolidated Statement of Changes in Stockholders' Equity for the nine months ended March 31, 2001 and March 31, 2000

      Consolidated Statement of Cash Flows for the nine months ended March 31, 2001 and March 31, 2000 (Restated)

Notes to Unaudited Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II-OTHER INFORMATION

ITEM 2. Changes in Securities

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Subsequent Events, Exhibits and Reports on Form 8-K

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31, 2001    JUNE 30, 2000
                                                         (UNAUDITED)     -------------
                                                       --------------
ASSETS:

CURRENT ASSETS
     Cash                                                $     26,392    $     30,154
     Marketable securities                                      2,145           6,825
     Prepaid expenses                                              --          46,118
                                                         ------------    ------------

TOTAL CURRENT ASSETS                                           28,537          83,097
                                                         ------------    ------------
PROPERTY & EQUIPMENT - NET                                     21,768          16,188
                                                         ------------    ------------
OTHER ASSETS
     Due from affiliate                                            --         552,125
     Investment in affiliate                               19,256,695      19,264,182
     Deposits                                                   5,525          45,525
                                                         ------------    ------------
TOTAL OTHER ASSETS                                         19,262,220      19,861,832
                                                         ------------    ------------
TOTAL ASSETS                                             $ 19,312,525    $ 19,961,117
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
   CURRENT LIABILITIES
     Accounts payable and accrued compensation           $  1,115,420    $    442,520
     Deferred revenue                                              --          50,000
     Note payable-Grassland                                   108,198         150,000
     Loan payable to affiliate                                786,000         251,500
     Convertible debentures                                   200,750         613,550
     Stock subscription liability                             768,180              --
                                                         ------------    ------------
TOTAL CURRENT LIABILITIES                                   2,978,548       1,507,570

LONG-TERM LIABILITIES
     Notes payable-affiliate                                2,440,267       7,500,000
                                                         ------------    ------------
TOTAL LIABILITIES                                        $  5,418,815       9,007,570
                                                         ------------    ------------
STOCKHOLDERS' EQUITY
     Common stock, no par value, 100,000,000 shares
       authorized, 90,737,909 and 82,227,280 shares
       issued and outstanding, respectively                21,676,613      16,865,441
     Accumulated deficit                                   (7,658,298)     (5,416,969)
     Accumulated other comprehensive loss                    (124,605)       (119,925)
     Less:  Common stock advances                                  --        (375,000)
                                                         ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                               $ 13,893,710    $ 10,953,547
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 19,312,525    $ 19,961,117
                                                         ============    ============

    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                               ENDED                                ENDED
                                                   ------------------------------       -------------------------------
                                                                       MARCH 31,                            MARCH 31,
                                                   MARCH 31,             2000            MARCH 31,             2000
                                                      2001            (RESTATED)            2001            (RESTATED)
                                                  ------------       ------------       ------------       ------------
TELEPHONE NETWORK REVENUE                         $         --       $         --       $     50,000       $         --
COST OF REVENUES                                            --                 --            (57,310)                --
                                                  ------------       ------------       ------------       ------------
GROSS PROFIT (LOSS)                                         --                 --             (7,310)                --
                                                  ------------       ------------       ------------       ------------
OPERATING EXPENSES
     Consulting fees                              $    129,000       $     97,800       $    435,125       $    306,612
     Depreciation and amortization                       1,000             33,500              3,000             68,000
     Professional fees                                 624,389            158,765            800,370            282,988
     Other selling, general &
       administrative expenses                         104,451             92,952            409,917            247,826
     Stock-based compensation                           30,000          1,811,220            176,120          2,792,508
                                                  ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                               888,840          2,194,237          1,824,532          3,697,934
                                                  ------------       ------------       ------------       ------------
Loss FROM OPERATIONS                                  (888,840)        (2,194,237)        (1,831,842)        (3,697,934)
                                                  ------------       ------------       ------------       ------------
OTHER INCOME/(EXPENSE)
     Interest expense                                       --             (8,159)                --           (673,339)
     Income (Loss) from investment
       in affiliate                                    229,803                 --             (7,487)                --
     Investment write-down                            (425,000)                --           (425,000)                --
                                                  ------------       ------------       ------------       ------------
TOTAL OTHER INCOME/(EXPENSE)                          (195,197)            (8,159)          (432,487)          (673,339)
                                                  ------------       ------------       ------------       ------------

LOSS BEFORE EXTRAORDINARY GAINS                     (1,084,037)        (2,202,396)        (2,264,329)        (4,371,273)

EXTRAORDINARY GAINS
     Gains on extinguishments of debt                       --                 --             23,000            364,498
                                                  ------------       ------------       ------------       ------------
NET LOSS FROM OPERATIONS                          $ (1,084,037)      $ (2,202,396)      $ (2,241,329)      $ (4,006,775)

OTHER COMPREHENSIVE LOSS, NET OF TAX
     Unrealized gain (loss) on
       marketable securities                               195              5,850             (4,680)           (13,650)
                                                  ------------       ------------       ------------       ------------

COMPREHENSIVE LOSS                                $ (1,083,842)      $ (2,196,546)      $ (2,246,009)      $ (4,020,425)
                                                  ============       ============       ============       ============

Net loss per share-basic and diluted              $       (.01)      $       (.03)      $       (.03)      $       (.05)
                                                  ============       ============       ============       ============

Weighted average number of shares outstanding
  during the period-basic and diluted               90,354,548         75,952,362         86,593,311         75,292,462
                                                  ============       ============       ============       ============

    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000 (RESTATED)

                                                                                     ACCUMULATED
                                                COMMON STOCK            OTHER          COMMON         COMMON
                                          ------------------------   ACCUMULATED    COMPREHENSIVE     STOCK
                                            SHARES       AMOUNT        DEFICIT           LOSS        ADVANCES        TOTAL
                                          ----------  ------------   ------------   -------------   ----------     ------------
NINE MONTHS ENDED
  MARCH 31, 2000:

BALANCE AT JULY 1, 1999                   73,312,280  $    416,183   $   (672,962)  $    (97,500)  $         --   $   (354,279)

Stock issued for services                  2,255,500     2,792,508             --             --             --      2,792,508
Stock issued for office furniture             30,000         9,900             --             --             --          9,900
Stock issued in exchange for debt            600,000       180,000             --             --             --        180,000
Stock issued for acquisitions                700,000       375,000             --             --             --        375,000
Change in unrealized loss on
  securities for sale                             --            --             --        (13,650)            --        (13,650)
Interest on beneficial
  conversion of debentures                        --       650,000             --             --             --        650,000
Common stock advances                       (500,000)           --             --             --       (375,000)      (375,000)
Net loss for the nine months ended
  March 31, 2000                                  --  $         --   $ (4,006,775)  $         --   $         --     (4,006,775)
                                          ----------  ------------   ------------   ------------   ------------   ------------
BALANCE AT MARCH 31, 2000                 76,397,780  $  4,423,591   $ (4,679,737)  $   (111,150)  $   (375,000)      (742,296)
                                          ==========  ============   ============   ============   ============   ============
BALANCE AT JULY 1, 2000                   82,227,280    16,865,441     (5,416,969)      (119,925)      (375,000)    10,953,547

NINE MONTHS ENDED
  MARCH 31, 2001:

Stock issued for services                    672,084       257,070             --             --             --        257,070
Stock issued for debt                      6,535,000     4,516,302             --             --             --      4,516,302
Change in unrealized loss on securities
  held for sale                                                                           (4,680)                       (4,680)
Stock issued on conversion of
  convertible debentures                   1,803,545       412,800                                                     412,800
Common stock retired                        (500,000)     (375,000)                                     375,000             --
Net loss for the nine months ended
  March 31, 2001                                  --            --     (2,241,329)            --             --     (2,241,329)
                                          ----------  ------------   ------------   ------------   ------------   ------------
BALANCE AT MARCH 31, 2001                 90,737,909  $ 21,676,613   $ (7,658,298)  $   (124,605)  $         --   $ 13,893,710
                                          ==========  ============   ============   ============   ============   ============

    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                            --------------------------------------
                                                             MARCH 31, 2001       MARCH 31, 2000
                                                                                     (Restated)
                                                            ----------------     -----------------
Cash flows from operating activities
   Net loss                                                    $(2,241,329)       $(4,006,775)
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                      3,000             68,000
  Expenses incurred in exchange for common stock                   257,070          2,792,508
  Gain on extinguishment of debt                                   (23,000)          (364,498)
  Loss on minority interest in affiliate                             7,487                 --
   Beneficial conversion feature on convertible debt                    --            650,000
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                                   46,118                 --
  Other deposits                                                    40,000            (65,000)
Increase (decrease) in liabilities:
  Accounts payable                                                 477,900            233,708
  Note payable-Grassland                                           (41,802)                --
  Interest payable                                                      --             23,339
  Accrued compensation                                             195,000             90,000
  Deferred revenue                                                 (50,000)                --
                                                               -----------        -----------
   Net cash used in operating activities                        (1,329,556)          (578,718)
                                                               -----------        -----------
Cash flows from investing activities
  Loan to affiliated company                                       (10,108)          (245,000)
  Purchase of fixed assets                                          (8,580)            (5,435)
  Investment in Kentel                                                  --             (7,000)
  Investment in World IP                                                --            (95,000)
                                                               -----------        -----------
  Net cash used in investing activities                            (18,688)          (352,435)
                                                               -----------        -----------
Cash flows from financing activities
   Proceeds from issuance of common stock, net of fees                  --            373,500
   Proceeds from issuance of convertible debt, net of fees              --            388,050
   Loan proceeds from affiliate                                    534,500            176,500
   Proceeds from sale of stock                                      41,802                 --
   Proceeds from stock subscriptions                               768,180                 --
                                                               -----------        -----------
   Net cash provided by financing activities                     1,344,482            938,050
                                                               -----------        -----------
Net increase (decrease) in cash                                     (3,762)             6,897

Cash and cash equivalents at beginning of period                    30,154             10,020
                                                               -----------        -----------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                  $    26,392        $    16,917
                                                               ===========        ===========

   The accompanying notes are an integral part of these financial statements

             ADVANCED COMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Principals of Consolidation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the results of Advanced Communications Technologies, Inc. ("ACT" or the "Company") and its wholly-owned subsidiary, Advanced Global Communications Inc. ("AGC"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for the fair presentation of the financial statements.

The financial statements for the three and nine months ended March 31, 2000 have been restated to omit the results of the Company's 51% interest in World IP and consolidated subsidiaries as a result of the Company's rescission of the World IP transaction.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on October 13, 2000.

Organization

The Company was formed on April 30, 1998 and was inactive from its date of formation until April 1999 when it acquired all of the issued and outstanding stock of Media Forum International, Inc. ("MFI") in a reverse merger. The merger was treated as an acquisition of all of the assets of MFI and as a recapitalization of the Company. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart"), an inactive reporting company for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. In July 1999, the Company formed AGC as a wholly-owned subsidiary to conduct its international telephone network distribution business. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technologies Pty Ltd (Australia) ("ACT-AU"), an affiliated entity. The Company accounts for its investment in ACT-AU under the equity method of accounting. In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Limited. Australon Limited is a publicly traded company listed on the Australian Stock Exchange and is a 66% owned subsidiary of ACT-AU. In November 2000, the Company formed Advanced Network Technologies (USA), Inc. ("ANT"), a Delaware corporation owned 70% by the Company and 30% by ACT-AU. Both Australon and ANT are inactive. The Company intends to account for the future results of operations of Australon on an equity basis and ANT on a consolidated basis.

             ADVANCED COMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2-Due from Affiliate

The Company has, from time to time, advanced funds to ACT-AU to support its research and development activities of the SpectruCell technology. ACT-AU is majority owned by a principal stockholder of the Company. The Company has advanced $562,233 and $552,125, to ACT-AU as of March 31, 2001 and June 30, 2000, respectively. During the quarter, the Company re-classified the amount due from affiliate as a partial offset to its loan payable to ACT-AU.

Note 3-Investment in Affiliate

In April 2000, the Company acquired 20% of the common stock of ACT-AU, its Australian affiliate for $19,350,000 consisting of 5,000,000 shares of restricted common stock valued at the average quoted trading price of $11,850,000 and a note payable for $7,500,000. The Company has recorded its investment in ACT-AU under the equity method of accounting. The Company has reduced its investment in ACT-AU by its proportionate share of ACT-AU's operating losses in the amount of ($85,818) for the fiscal year ended June 30, 2000 and ($7,487) for the nine

             ADVANCED COMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended March 31, 2001. In September 2000, the Company repaid $3,500,000 of its obligation to ACT-AU via the issuance of an additional 5,000,000 shares of its restricted common stock. During the three months ended March 31, 2001, the Company issued an additional 1,075,000 shares of its restricted common stock to vendors and others of ACT-AU in cancellation of $537,500 of its obligation. In addition, during the quarter, the Company offset its obligation to ACT-AU by $562,233 representing funds previously advanced to ACT-AU (see Note 2). As of March 31, 2001, the outstanding balance of the Company's note payable to ACT-AU was $2,440,267.

Note 4-Accounts Payable and Accrued Compensation

Included in Accounts Payable and Accrued Compensation are amounts due the Chief Executive Officer of the Company who has elected to defer accrued compensation due him. As of March 31, 2001, the Company owed the Chief Executive Officer $426,550 in accrued and unpaid compensation.

Note 5-Note and Loan Payable

(A) Note Payable-Grassland

MFI, the Company's predecessor was obligated to pay $150,000 to Grassland Capital ("Grassland") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due
Grassland. However, a dispute arose as to whether Grassland authorized the acceptance of the shares and Grassland subsequently filed a suit to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000, resulting in total principal and accrued interest payable to Grassland at June 30, 2000 of $234,507. In June 2000, the Company and Grassland agreed to settle the litigation for a payment of $200,000. This resulted in a gain on the extinguishment of debt in the amount of $34,507. The Company made a payment of $50,000 by June 30, 2000. The remainder was to be paid with proceeds from the 75,000 shares of stock with any remaining balance owed to be paid by the Company by August 14, 2000. The Company defaulted on this revised payment obligation and a judgment against the Company was entered. In October 2000, the Company sold the 75,000 shares of stock realizing $41,802 which it remitted to Grassland in partial payment of its outstanding balance. As of March 31, 2001, the Company's remaining balance on the Grassland obligation is $108,198. Management believes that the amounts recorded on its consolidated financial statements at March 31, 2001 and June 30, 2000 respectively, fairly reflect the Company's potential liability.

(B) Loan Payable to Affiliate

As of March 31, 2001 and June 30, 2000, the Company owed an affiliate of the Chief Executive Officer $786,000 and $251,500, respectively. These funds were advanced to the Company to provide working capital for normal business operations.

             ADVANCED COMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-Convertible Debentures

On September 30, 1999, the Company entered into a secured convertible debenture purchase agreement with two companies, which are already stockholders of the Company, whereby the Company sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, and which were convertible into shares of the Company's common stock. In addition, on September 30, 1999, the Company issued another convertible debenture to Bank Insinger in the amount of $150,000. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion is determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued and unpaid interest by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the 20 trading days immediately preceding the applicable conversion date. Of the $650,000 total debentures, only $613,550 was received. As of June 30, 2000, the debentures were not converted and the Company was in default based on the April 1, 2000 due date.

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

For the fiscal year ended June 30, 2000, the Company amortized $65,000 in convertible debenture issuance costs.

During the three months ended December 31, 2000, holders of $412,800 of convertible debentures elected to convert their notes into 1,803,545 of the Company's restricted common stock resulting in a reduction of the amounts outstanding and an increase in the Company's stockholders' equity.

As of March 31, 2001, $200,750 of Secured Convertible Debentures remain outstanding. (see Note 10. Commitments and Contingencies)

Note 7-Note Payable-ACT-AU

On January 19, 2001, the Company repaid $537,500 of its obligation to ACT-AU by issuing 1,075,000 shares of its restricted common stock. In addition, pursuant to the terms of the April 5, 2000 Stock Purchase Agreement between the Company and ACT-AU, the Company has elected to reduce its outstanding loan balance by $562,233, for funds previously advanced to ACT-AU. As of March 31, 2001, the balance of the Company's obligation to ACT-AU was $2,440,267.

Note 8-Settlement Of Debt

As of June 30, 1999, the Company owed certain former MFI minority stockholders $422,561. On May 25, 1999, the Company, along with two of its stockholders and directors, entered into a settlement agreement with these stockholders.

             ADVANCED COMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9- Stockholders' Equity

(A) Private Placement

During the period April 1999 through July 1999, pursuant to a private placement under Regulation D, Rule 504, the Company issued 5,000,000 shares of common stock at $.20 per share. The Company received $1,060,500 from investors, which included an overpayment of $60,500. The overpayment was included in other liabilities until it was credited to the same investors who subscribed to convertible debentures in September, 1999. The Company incurred offering expenses of $100,000 in cash and issued 33,750 shares of common stock valued at $10,800, based on the quoted trading price on the grant date, in lieu of the non-accountable expense reimbursement. The value of the cash and common stock has been charged to equity as direct costs of the offering.

In November 2000, the Company's Board of Directors approved and the Company issued a private placement memorandum under Regulation D, Rule 506 for the purpose of raising up to $10,000,000 through the issuance of restricted common shares at a price of $.50 per share. During the three month period ended March 31, 2001, the Company received cash in the amount of $768,180 in connection with this offering. As of the balance sheet date, the Company had not yet issued the subscribed for shares and has recorded a stock subscription liability in the amount of $768,180. The Company anticipates that it will issue these as well as other shares subsequently subscribed during the fourth quarter of the Company's fiscal year ending 2001. At the time that the Company issues such shares, it will eliminate its stock subscription liability and record the appropriate amount as an increase to its stockholders equity.

(B) Stock Issued For Services

During the fiscal year ended June 30, 2000, the Company issued 3,085,000 shares of common stock for services. The stock was valued based on the quoted trading price on the grant dates, which aggregated $3,384,358.

During the three months ended March 31, 2001, the Company issued 423,691 shares of restricted common stock for services. The stock issued was valued at a discount to the quoted trading price on the grant dates as approved by the Company's Board of Directors and aggregated $202,500.

For the nine month period ended March 31, 2001, the Company issued 672,084 shares of its restricted common stock having a value of $257,070 in exchange for professional services rendered to the Company.

             ADVANCED COMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-Commitments and Contingencies

On April 13, 2001, New Millennium Capital Partners II, LLC and AJW Partners, LLC, holders of the remaining amount of the Company's 12% Secured Convertible Debentures totaling $200,750, filed an action in the Supreme Court of the State of New York, County of Nassau seeking recovery of the principal amount of the obligation plus accrued interest and other monetary damages. The Company believes that such suit is without merit and intends to defend itself vigorously against all claims and damages.

Note 11-Acquisitions

(A) Proposed Acquisition of ORBCOMM Assets

On February 28, 2001, the Company was the successful bidder to purchase all of the assets of ORBCOMM Global L.P and related debtors (collectively "ORBCOMM"). ORBCOMM, a partnership formed by Teleglobe Holding Corp. and Orbital Sciences Corporation, is the owner and operator of 30 low earth orbit satellites, digital satellite communications systems, gateway earth stations, control center facilities and related equipment, and intellectual property (the "Assets") and provides asset monitoring, global positioning, communications and other data information services. In September 2000, ORBCOMM filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Court"). On March 9, 2001, the Court entered an Order to approve the sale of substantially all of ORBCOMM's Assets to the Company.

The acquisition of the Assets was seen by the Company as an opportunity to engage in a business that was synergistic to the marketing and deployment of its SpectruCell technology, and to augment Australon Limited's business of providing real time remote smart metering and other Lon-works based services. The Assets were to be owned by a newly formed entity wholly owned by the Company's 50% owned U.S. affiliate, Australon USA, Inc. The Company also entered into a joint venture agreement with another bidder to sell a portion of the new entity's equity in return for a substantial capital commitment. The Company's joint venture partner subsequently defaulted on its commitment to provide capital to the new entity. Because of the extreme time constraints place by the Court on the Company to close the transaction, and the substantial capital commitment needed to turn ORBCOMM's business around, Company management subsequently determined that it was no longer in the Company's best interest to pursue the purchase of the Assets.

The Company incurred a loss in the approximate amount of $800,000 relating to the proposed Asset acquisition. Such loss is expected to be reimbursed 50% by the Company's Australian affiliate.

(B) Acquisition of Beneventure Capital, LLC

On February 5, 2001, the Company entered into a Letter of Intent with Dr. Gil Amelio and his majority owned company, Beneventure Capital , LLC ("Beneventure") to acquire all of the assets of Beneventure in exchange for shares of stock of the Company. Beneventure is a privately held technology investment and management company that owns varying

             ADVANCED COMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests in private companies involved in the telecommunications, semiconductor, Internet and financial services industries. Benenventure also provides strategic management consulting services to its portfolio technology companies and to third parties.

Both the Company and Beneventure have been engaged in selected due diligence activities and are waiting for the completion and issuance of an independent valuation of Beneventure's investment portfolio. Additional management and other issues are being discussed between the Company and Beneventure. The Company cannot predict, at this time, whether, and to what extent, it will consummate the proposed acquisition of Beneventure's investment portfolio.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

OVERALL RESULTS OF OPERATIONS

The Company owns the rights to distribute and sell the SpectruCell product throughout North and South America. Such product is currently being tested and commercialized by Advanced Communications Technologies Pty Ltd (Australia) ("ACT-AU"), the Company's Australian affiliate. The Company's wholly-owned subsidiary, Advanced Global Communications, Inc. ("AGC") provides wholesale international telecom services and is the holding company for all switching and network operations and future planned acquisitions of other switching and telecommunications companies. AGC operated an international long distance telephone network between the U.S. and Pakistan (the "U.S.-Pakistan Network"). Due to various problems that the Company encountered with the U.S.-Pakistan Network, its providers and changing Government regulations, the Company decided during the quarter to shut down the U.S.-Pakistan Network. Consequently, during the three months ended March 31, 2001, no revenue was generated by AGC's telecom operations.

For the three months ended March 31, 2001, the Company incurred an overall loss from operations of ($1,084,037) or ($.01) per share, which was 51% less than the ($2,202,396) loss it incurred for the comparative three month period ended March 31, 2000. Loss per share for the three months ended March 31, 2000 was ($.03).

Revenue. The Company did not generate any revenue for the quarter. As described above, due to various technical issues with the Company's network supplier in England as well as regulatory changes in Pakistan, the Company has determined to cease operating its U.S-Pakistan Network. As the Company only established the Network after the third quarter of its fiscal year ended June 30, 2000, no revenue was reported for the restated three month period ended March 31, 2000.

Operating Expenses. Operating expenses, net of stock-based compensation charges of $30,000 for the three months ended March 31, 2001, were $858,840 representing a $475,823 or 124% increase in operating costs, net of stock-based compensation charges of $1,811,220 for the restated three months ended March 31, 2000. This operating cost increase was principally attributable to costs incurred (professional fees and other) in connection with the Company's proposed acquisition of the ORBCOMM Assets and the Beneventure investment portfolio.

Interest expense incurred for the three months ended March 31, 2001 was $0. For the comparative period ended March 31, 2000, interest expense was $8,159 and was principally attributable to accrued interest on the Grassland note payable.

Other income (loss) for the three months ended March 31, 2001 includes the Company's share, under the equity method of accounting, of ACT-AU's net income for the quarter of $229,803. No income or loss was reported for the comparative period ended March 31, 2000, as the Company's investment in ACT-AU was made during the fourth quarter of ACT's fiscal year 2000. During the quarter, the Company recognized a $425,000 write-off of costs associated with its proposed acquisition of the ORBCOMM Assets.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 TO THE NINE MONTHS ENDED MARCH 31, 2000

OVERALL RESULTS OF OPERATIONS

For the nine  months  ended  March 31,  2001,  the  Company  incurred an overall
($2,241,329) net loss from operations, or ($.03) per share, as compared to an overall net loss of ($4,006,775) or ($.05) per share, for the comparative restated nine months ended March 31, 2000. The overall net loss from operations for the nine months ended March 31, 2001 was 44% less than the net loss for the restated nine months ended March 31, 2000.

Revenue. Revenue for the nine months ended March 31, 2001 was $50,000, generated entirely from AGC's U.S.-Pakistan Network and represents a 100% increase from the comparative restated nine months ended March 31, 2000. The results of operation for the nine months ended March 31, 2000 were restated to reflect the rescission of the World IP acquisition, which the Company rescinded retroactively to November 10,1999.

Cost of Sales. Cost of direct telephone U.S.-Pakistan Network sales for the nine months ended March 31, 2001 was $57,310 and represents a 100% increase from the comparative restated nine months ended March 31, 2000. As the Company completed the U.S.-Pakistan Network during its first quarter of fiscal 2001, included in the cost of sales for the nine months ended March 31, 2001 are initial set-up costs to establish the U.S.-Pakistan Network in addition to normal recurring direct operating costs.

Operating Expenses. Operating expenses, net of stock-based compensation charges of $176,120 for the nine months ended March 31, 2001, were $1,648,412 and represent a $742,986 increase, or 82%, in operating costs, net of stock-based compensation charges of $2,792,508, for the restated nine months ended March 31, 2000. This operating cost increase was also principally attributable to professional fees and other costs associated with the

Company's proposed acquisition of the ORBCOMM Assets and Beneventure investment portfolio.

Interest expense incurred for the nine months ended March 31, 2001 was $0. For the comparative nine months ended March 31, 2000, interest expense was $673,339 of which $650,000 was attributable to the intrinsic value of the Senior Convertible Debentures issued by the Company in September 1999.

Other income (loss) for the nine months ended March 31, 2001 includes the Company's share, determined under the equity method of accounting, of ACT-AU's operating loss of ($7,487). No loss was reported for the comparative period ended March 31, 2000, as the Company's investment in ACT-AU was made during the fourth quarter of ACT's fiscal year 2000. Extraordinary gain for the nine months ended March 31, 2001 includes $23,000 of gain on the extinguishments of the Company's obligation to ACT-AU which was partially repaid with common stock valued in excess of the then market price. For the restated nine months ended March 31, 2000, extraordinary gains aggregating $364,498 were recognized from i) the extinguishments of prior MFI shareholder loans in exchange for 600,000 shares of the Company's restricted common stock; and ii) the abandonment of certain accounts payable and accrued expenses of MFI.

(b) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's cash and cash equivalents balance was $26,392, a decrease of $3,762 from the fiscal year ended June 30, 2000. During the quarter, no cash was provided by operations. All cash was provided by stock subscriptions from the Company's private placement and from loans from the Company's principal shareholder. For the nine months ended March 31, 2001 and March 31, 2000, cash provided by (used in) operations and investing activities amounted to ($1,348,244) and ($931,153), respectively. Cash provided by financing activities amounted to $1,344,482 and $938,050, respectively. For the nine months ended March 31, 2001, cash provided by financing activities consisted principally of stock subscriptions from the Company's 506D private placement and loans from the Company's principal shareholder. During the nine months ended March 31, 2000, the Company realized $273,500 net of offering costs, from the 504D private placement sale of common stock and $388,050, net of offering costs, from the issuance of convertible debentures.

The Company had a working capital deficiency in the amount of ($2,950,011) for the nine months ended March 31, 2001. The Company has not yet drawn down its $12 million equity line of credit with Ladenburg Thalmann, a NY-based investment banking firm, and expects to do so once it files a Form S-1 and receives approval from the Securities and Exchange Commission. The Company anticipates receiving such approval during the fourth quarter of fiscal 2001.

In November 2000, the Company prepared a Private Placement Memorandum under Securities and Exchange Commission Rule 506D to issue up to $10 million of its restricted common stock at $.50 per share to accredited investors (the "Offering"). In January 2001, the Company extended the Offering until May 31, 2001. As of March 31, 2001 the Company received $768,180 in connection with the Offering.

(c) ACQUISITIONS

The Company's business strategy is to i) be a leader in the development and marketing of Software Defined Radio technologies; and ii) generate substantial revenue through the licensing of SpectruCell and other products being commercialized and developed by ACT-AU and through the acquisition of telephone network distribution and other technology companies complementary to the Company's business. As part of this business strategy, the Company will continue to evaluate and pursue opportunities to acquire other companies, assets and product lines that complement and meet the Company's expansion criteria. The Company intends to use available cash from operations, if any, authorized but unissued restricted common stock and funds from its equity credit line to finance, in whole or in part, its acquisition and expansion plans.

(A) Proposed Acquisition of ORBCOMM Assets

On February 28, 2001, the Company was the successful bidder to purchase all of the assets of ORBCOMM Global L.P and related debtors (collectively "ORBCOMM"). ORBCOMM, a partnership formed by Teleglobe Holding Corp. and Orbital Sciences Corporation, is the owner and operator of 30 low earth orbit satellites, digital satellite communications systems, gateway earth stations, control center facilities and related equipment and intellectual property (the "Assets") and provides asset monitoring, global positioning, communications and other data information services. In September 2000, ORBCOMM filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Court"). On March 9, 2001, the Court entered an Order to approve the sale of substantially all of ORBCOMM's Assets to the Company.

The acquisition of the Assets was seen by the Company as an opportunity to engage in a business that was synergistic to the marketing and deployment of its SpectruCell technology as well in furtherance of Australon Limited's business of providing real time remote smart metering and other Lon-works based services. The Assets were to be owned by a newly formed entity wholly owned by the Company's 50% owned U.S. affiliate, Australon USA, Inc. The Company also entered into a joint venture agreement with another bidder to sell a portion of the new entity's equity in return for a substantial capital commitment. The Company's joint venture partner subsequently defaulted on its commitment to provide capital to the new entity. Because of the extreme time constraints place by the Court on the Company to close the transaction, and the substantial capital commitment needed to turn ORBCOMM's business around, Company management subsequently determined that it was no longer in the Company's best interest to pursue the purchase of the Assets.

The Company incurred a loss in the approximate amount of $800,000 relating to the proposed Asset acquisition. Such loss is expected to be reimbursed 50% by the Company's Australian affiliate.

(B) Acquisition of Beneventure Capital, LLC

On February 5, 2001, the Company entered into a Letter of Intent with Dr. Gil Amelio and his majority owned company, Beneventure Capital , LLC ("Beneventure") to acquire all of the assets of Beneventure in exchange for shares of stock of the Company. Beneventure is a privately held technology investment and management company that owns varying interests in private companies involved in the telecommunications, semiconductor, Internet and financial services industries. Benenventure also provides strategic management consulting services to its portfolio technology companies and to third parties.

Both the Company and Beneventure have been engaged in selected due diligence activities and are waiting for the completion and issuance of an independent valuation of Beneventure's investment portfolio. Additional management and other issues are being discussed between the Company and Beneventure. The Company cannot predict, at this time, whether and to what extent it will consummate the proposed acquisition of Beneventure's investment portfolio.

(C) Acquisition of Digital Comm Link, Inc.

On October 5, 2000, the Company entered into a Letter of Intent ("LOI") with Digital Comm Link, Inc. ("Digital"), a Florida based privately held corporation, to acquire a controlling interest in Digital for approximately $10- $20 million in stock and cash. Digital currently owns and operates a satellite fixed earth station, which receives and transmits voice, data and video signals for telecommunications and other media customers. During the quarter, the Company ended its pursuit of Digital.

(D) ACT's Quarterly Stock Price

For the Quarter Ended             High           Low
---------------------             ----           ---

March 31, 2001                   $1.03           .45
December 31, 2000                 1.19           .40
September 30, 2000                1.25           .56
June 30, 2000                     2.62          1.03
March 31, 2000                    7.19          2.00

Part II- OTHER INFORMATION

The statements in this quarterly report, Form 10-QSB, that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiary to be materially different from any future results, performances or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: i) general economic and business conditions; ii) competition; iii) success of operating initiatives including the commercialization of the SpectruCell product; iv) financing efforts; v) operating costs; vi) advertising and promotional efforts; vii) the existence or absence of adverse publicity;

viii) changes in business strategy or development plans; ix) the ability to retain management; x) availability, terms and deployment of capital; xi) business abilities and judgment of personnel; xii) availability of qualified personnel; xiii) labor and employment benefit costs; xiv) availability and costs of raw materials and supplies; and xv) changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward- looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company and/or its management, or any person, that the objectives and expectations of the Company will be achieved.

ITEM 2. CHANGES IN SECURITIES

During the quarter, the Company issued 1,498,691 shares of its restricted common stock, of which 423,691 shares valued at $202,500 were issued in exchange for services and 1,075,000 shares valued at $537,500 were issued in partial payment of the Company's obligation to ACT-AU.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. Many of the Company's competitors are significantly larger and have substantially greater resources than the Company. If the Company's competitors were to devote significant additional resources to the provision of international long distance services to the Company's target customer base, the Company's business, financial condition, and results of operations could potentially be adversely affected.

The Company has devoted significant resources for the development, testing and commercialization of the SpectruCell technology and for acquisitions of existing businesses that would complement the Company's suite of products being developed, tested and commercialized by ACT-AU and Australon Limited. As a result, the Company has experienced operating losses and negative cash flows from operations. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company's capital requirements for the commercialization of its SpectruCell product, and other business initiatives are substantial. The Company intends to fund its operational and capital requirements using cash on hand, through proposed credit and debt facilities and by the issuance of restricted common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Communications Technologies, Inc.
(Registrant)

/s/ Roger T. May                                   May 15, 2001
----------------                                   ------------
Roger T. May                                       Date
Chairman and Chief Executive Officer

/s/ Wayne I. Danson                                May 15, 2001
-------------------                                ------------
Wayne I. Danson                                    Date
Chief Financial Officer