Form 10KSB
period 2001-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2001-10-30
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001

                          Commission File No. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

             (Exact Name of Registrant as specified in its charter)

                    FLORIDA                       65-0738251
              ------------------            ---------------------
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

           Common Stock, No Par Value, 200,000,000 shares authorized

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

The aggregate market value as of September 30, 2001 of the voting common equity held by non-affiliates is $19,762,276.

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

                                YES ____ NO ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock , as of the latest practicable date. As of September 30, 2001, there were 97,693,489 shares of the Company's no par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 1 and 2 of Part I and Item 7 of Part II of this Report is incorporated by reference from the Registrant's Registration Statement filed on August 14, 2001.

This Form 10-KSB contains "forward-looking statements" relating to the Registrant which represent the Registrant's current expectations or beliefs including, but not limited to, statements concerning Registrant's operations, performance, financial condition and growth. For this purpose, any statement contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

Unless the context requires otherwise, "we", "us" or "our" refers to Advanced Communications Technologies, Inc. and subsidiaries on a consolidated basis.

COMPANY OVERVIEW

We are a party to a  license  and  distribution  agreement  for  SpectruCell,  a wireless software based communications platform that offers mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals through one base station. The SpectruCell product, which is based on the Software Defined Radio (`SDR") platform, will allow wireless communication network providers with the ability to not only direct multiple wireless frequencies (AMPS, CDMA, GSM, Mobile IP, Voice IP etc.) through one base station but will also provide flexibility for future spectrum upgrades to 3G. We believe that the SpectruCell technology is the only SDR based technology with the capability of providing flexibility in commercial and military wireless communications. Without SpectruCell, network carriers would need to provide separate base stations and/or networks for each wireless frequency. The SpectruCell product is being developed by our affiliated entity, Advanced Communications Technologies, Pty (Australia) which we own a 20% interest in. Our license and distribution agreement encompasses a territory comprising North and South America and is for an indefinite period. It grants us the exclusive right to license, market and distribute SpectruCell and other products being developed by our affiliated entity throughout the North and South American territories.

We have no other products that we will be licensing and/or distributing other than SpectruCell and other products being developed for sale and/or license by our Australian affiliate. SpectruCell is expected to be available for commercial license and distribution in the third quarter 2002.

We expect to generate revenue from the marketing and distribution of the SpectruCell product under our license agreement. We will not manufacture SpectruCell in the U.S., but will instead be the exclusive distributor of SpectruCell in the North and South American territories.

                                INDUSTRY OVERVIEW

Growth of the Wireless Telecom Industry

The wireless telecom industry is one of the most rapidly growing business sectors in the world today, driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services. Since 1992, wireless has been the fastest-growing telecom market sector, according to Forrester Research. International Data Corporation expects that by 2003, the U.S. wireless subscriber base will grow to over 185 million, generating revenues in excess of $68 billion. EMC World Cellular Database at the end of June 2001 have stated that there are 854.7 million users of cellular services world wide. The demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in the emerging third-generation (3G) standard. High speed fiber optic networks are being coupled with broadband wireless technologies to deliver enhanced telecom capabilities and features to new customers and markets.

Wireless carriers must continuously upgrade their networks with new technologies and expand into new geographic regions in order to remain competitive and satisfy the demand for wireless service. Additionally, new carriers are entering the market as a result of deregulation, the issuance of new licenses and the demand for new services, fueling the development of new networks. Consequently, carriers are deploying new network equipment both in the U.S. and abroad. New technologies, such as broadband wireless, are helping to fuel demand for more advanced wireless equipment. Dataquest estimates that the market for broadband wireless equipment in North America will grow from $90.7 million in 1998 to $901.3 million in 2002, a compound annual growth rate of 77.5%. Alcatel forecasts that the global third-generation mobile telephone infrastructure market will be valued at $60 billion to $80 billion between 2001 and 2004 as new networks are rolled out beginning in several European countries.

Changes in the Wireless Telecom Industry

As carriers deploy their networks, they face significant competition. Through privatization in the 1980s and deregulation in the 1990s, both domestically and internationally, the competitive landscape has changed for wireless carriers. For carriers to differentiate themselves and remain competitive in this new environment, they are deploying networks to:

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

Equipment vendors are facing numerous challenges in the current environment, as carriers are requiring them to develop new generations of equipment that are capable of handling increased features and functionality. In addition, vendors must provide equipment that can be deployed within a carrier's existing network and integrate with equipment offered by other vendors. Carriers are more likely to select a vendor who provides a full suite of products and deployment services. Given the rapid pace of technological change, equipment vendors are finding it increasingly difficult to justify using resources for the deployment, integration and optimization of their current generation of products. This has increasingly led equipment vendors to focus on their core competencies to offer competitive solutions in this rapidly changing technological environment and to outsource network design, deployment and management services.

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

The SpectruCell platform is comprised of a base hardware platform and a software operating system that controls the hardware. The hardware portion of SpectruCell uses mainly commercial off the shelf components (COTS) with proprietary processing cards developed by our Australian affiliate. The COTS hardware used is industry standard equipment and sourced from manufacturers worldwide.

The software can be upgraded without the need to upgrade the hardware. The types of software upgrade possible are the changing of protocols supported, new versions of the protocol software or custom applications may be installed and upgraded or removed. The analogy is very much like your home PC where you have hardware and software. If you would like to make your system more powerful you can choose to upgrade the hardware. It is up to the network operator to choose how much processing power they require in order to run their chosen software. The hardware itself is built upon industry standard platforms so that it can be easily scaled up or down by installing or removing processing cards. The CPCI chassis allows for the use of hot-swappable hardware allowing for the removal and upgrade of cards when required.

The Spectrucell Technology

The SpectruCell concept was originally developed in the United States in an entirely different format and configuration to the current product design. The request to develop the SpectruCell Wireless Base Station concept was presented to the Royal Melbourne Institute of Technology University ("RMIT") in the first quarter of 1998 for evaluation and development. The current technology for the SpectruCell Wireless Base Station unit has been developed entirely in Melbourne, Australia by our Australian affiliate in collaboration with the Department of Computer Systems Engineering at RMIT.

Our Australian affiliate has developed and beta tested a wireless communication network technology that will be trademarked and marketed as "SpectruCell". Unlike existing communications networks, SpectruCell supports a wireless network architecture designed to process and transmit numerous communications protocols (AMPS, CDMA, TDMA, GSM, W-CDMA, UMTS, 3G, Voice IP, etc.) as well as wireless Internet applications, all within one network. By utilizing the multiple protocol wireless base station, network providers will be able to support substantially all current and future wireless frequencies with the same equipment on the same network through software upgrades. For example, Telstra Australia reportedly spent approximately $500 million in implementing a new CDMA network to compliment their existing GSM network. With SpectruCell, Telstra could have simply plugged in a SpectruCell base station to their existing GSM network, enabling it to carry both protocols (CDMA and GSM) on the same network.

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

In a SpectruCell network environment, the additional hardware and/or software upgrades would only be required at the MTSO/Central Office Switch location. The potential savings in network implementation and establishment costs, and cell site maintenance costs savings would be substantial. In addition, given the SpectruCell network's ability to carry all current evolving and future call protocols, the network operator would also benefit from future revenues from foreign roaming calls.

SpectruCell also has the capacity to dynamically assign channels and spectrum (i.e. call carrying capacity) to the cells requiring it most. In a sense, the Cellular operator would possess a so-called "elastic capacity" at cells in the system. Since all voice channels would be centrally located at the switch instead of at the cell/antenna sites, individual voice channels and RF trunks can be distributed as needed to busy cell/antenna sites. Channels would be essentially "borrowed" from surrounding cells and used to support call traffic at the busier sites during call volume peaks. This is a distinct departure from present "honeycomb style" systems where each cellular network is dedicated to a single protocol and each cell has fixed call carrying capacity or bandwidth, that is limited by the number of voice channels installed at each cell site. In essence, the SpectruCell architecture provides a basis for a paradigm shift from the conventional telecommunications central office switching structure for evolving wireless networks.

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

The SpectruCell operating system and hardware platform has been compared in concept to the use of generic hardware running a common operating system allowing for the deployment of applications. As examples MS word, MS Excel etc. are applications running on an operating system independent of the type of hardware. In a SpectruCell sense, the applications are software modules that support cellular protocols (AMPS, GSM, CDMA, WCDMA, UMTS, etc.) SpectruCell provides open systems and a standard operating platform to an industry dominated by proprietary applications and interfaces.

Some of the key applications of the SpectruCell Platform are:

      o     SpectruCell   is  a  new   mobile   communications   wireless   base
            station/switch built on a Software Defined Radio (SDR) platform.

      o A SpectruCell SDR base station has the unique ability of being able to simultaneously process and transmit all wireless communications protocols (AMPS, CDMA, TDMA, GSM, W-CDMA, UMTS, 3G, Voice IP, etc.) as well as wireless Internet applications, all within the one base station and network infrastructure.

      o SpectruCell is built with a publishable API (open architecture) so that network operators can write their own interfaces, and it is also software upgradeable so that additional protocols (UMTS, 3G, etc.) can be easily added to an existing SpectruCell base station by uploading another software module to the base station.

      o SpectruCell has a 25mhz front end capable of processing signals anywhere from 400 MHz to 2.9 GHz which covers all proposed 3G frequency ranges. It can also accept all backbones (wire, fiber, cable, microwave, satellite, etc.) SpectruCell's technology is such that is able to work in any country of the world using a variety of air interfaces such as GSM, CDMA, CDMA2000, WCDMA & UMTS. Its RF front end flexibility makes its attractive to areas of the world that have cluttered spectrum allocation for cellular systems such as found in the US market.

      o Network operators can seamlessly install a SpectruCell base station/switch into their existing 2G networks and it will process their existing customer base while at the same time providing an efficient migration path to 2.5G and 3G services with the addition of the appropriate SpectruCell software modules. And as an added benefit the SpectruCell base station will process all protocols simultaneously over the same network infrastructure.

      o The SpectruCell operating system is patent pending with the first 3 of some 35 proposed patents filed in Australia.

      o SpectruCell has been built 3G ready and will be commercially tested in the first and second quarter of 2002, with the first SpectruCell base stations expected to be available in the fourth quarter of 2002. SpectruCell hardware will be released to third party developers for 3G application licensing in late 2002.

      o Prototype work on the SpectruCell hardware and software framework have been completed and now the work is moving towards the completion of hardware and software capable of being used in a telecommunication field trial. Field trials are being scheduled for late first quarter 2002.

      o All external interfaces to a SpectruCell Platform are of a non-proprietary nature. All SpectruCell interfaces conform to existing standards for information exchange including the air interface, switch interface and billing and management interfaces. Such an open system ensures its future viability in a constantly changing marketplace. The interface encapsulates the following to facilitate complete network interoperability: (ATM, E1/T1 and IP)

The SpectruCell technology is a safe choice for developers as all the implementation of 3G protocols is in software. With the current confusion over a 3G standard (15+ proposals) it is hard for manufacturers to provide a hardware based solution, whereas with SpectruCell all 15+ protocols can be supported on the one hardware platform.

Other Applications include:

Several other applications that have been identified as for potential deployment upon SpectruCell include:

      o     A hardware platform for 3G cellular test equipment

      o     A hardware platform for high end military based signal processing

      o     Radar

      o     Sonar

      o     Military communications

      o     Aerial communications and mobile communications platforms

      o A base development platform for new protocols and base station equipment from existing vendors (Nokia, Lucent, Siemens, Ericsson, etc.) and new third party developers.

      o A 3G capable development platform for new technology vendors looking to enter the market with a head start.

SpectruCell Marketing Advantages

We believe that SpectruCell's greatest marketing advantage is its unique flexibility and open system approach to mobile communications. Providers using SpectruCell will have the ability to expand and utilize technological advances as they occur without making their current network infrastructure redundant. The open system, non-proprietary approach means that third party developers can manufacture products for use within the system, as well as develop additional applications ensuring a SpectruCell network will be always at the leading edge of technology.

Using a network of SpectruCell base stations, network providers will have architecture that can be reconfigured to support the following:

      o Multiple protocols. The cell site's protocols can be added or removed. These are wireless protocols like AMPS, GSM, CDMA, W-CDMA, UMTS, 3G and new evolving standards.

      o Intelligent call routing. Calls can be routed centrally or in a distributed fashion to ease network congestion, allowing for more efficient use of network resources.

      o Flexible management and billing systems. The open architecture interfaces of SpectruCell allow for the provision of a more customer driven service that utilizes third party software applications.

Existing network providers will have the ability to:

o Upgrade their existing network to evolving new protocols without having to start again with a new network, maintaining the asset base of their old networks;

o Gradually and seamlessly replace their existing mobile base stations with SpectruCell base stations;

o Replace existing base stations with SpectruCell base stations, allowing network providers to rollout new services and protocols with a software upgrade.

o Dramatically increase their current call capacity while still maintaining their existing infrastructure.

Competition

The SpectruCell system will compete with traditional cellular telephone and other wireless communications technologies. However, we will have to differentiate our technology through cost savings in implementation and upgrades and through improved service.

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

Prospective Customers

The market for telecommunications infrastructure equipment will continue to be stimulated by the increasing demand for voice and high-speed data applications. Network operators will be forced to replace or upgrade their existing networks to facilitate the introduction of 3G services. Infrastructure equipment manufacturers not already well into the development of 3G products will now be looking for proprietary components to reduce their development schedules.

Therefore there are three distinct target markets that have now been identified for the SpectruCell product:

      o     Primary & Secondary Network Operators

      o     Infrastructure Manufacturers and 3rd Party Developers

      o     Military (Signals Intelligence)

The initial marketing focus will target existing network operators, particularly smaller network operators in the US currently using CDMA, IS95 & IS136 air interfaces. This initial implementation of "SpectruCell" will provide network operators with a natural migration path to 2.5G and 3G technologies via CDMA2000.

Strong demand is also expected from Canada, Mexico and Latin America as a result of increasing demand for Internet access and the extension of basic telecommunications services that will stimulate infrastructure spending in these regions.

The advantages of SpectruCell to Network Operators:

      o     Enables  upgrading  of existing  network to evolving  new  protocols
            without   having  to  start  again  with  a  new  network,   thereby
            maintaining the asset base of their old networks;

      o Can seamlessly replace existing mobile base stations with SpectruCell base stations, ensuring the existing network functionality remains intact, whilst at the same time allowing the provider access to the features and advantages not available on a conventional network;

      o Flexible migration to 3G technologies. As a network provider replaces existing base stations with SpectruCell base stations, the network is changed in a way that allows network providers to rollout new services and protocols with a software upgrade; and

      o     Benefits of the SpectruCell system for Network Operators include:

            1.    Cheaper  rollout cost due to the network  being  wireless;


            2. Cheaper costs for upgrading existing networks to handle additional protocols through utilization of existing network infrastructure and software upgrades;

            3. Will enable cellular subscribers to access all Internet services via mobile IP and other evolving data protocols (such as ITU 3G).

            4. Financial asset saver offering a migration from 2G to 3G for existing network providers.

The definition of a third party developer can be further broken down into several categories:

      o Core developer - an organization that sells product to Network Operators. Examples would be companies like Siemens, Nokia, Alcatel, Ericsson, Sony, etc. The main advantage of the SpectruCell platform to this type of developer is the rapid time to market that they can achieve with a standardized platform and available library source code; and

      o 2nd Tier Developer - organizations offering core network enhancements in the 3G and wireless arena. Examples are companies like WSI, M-Diversity, Open Telecommunications. The main advantage to these types of organizations is that it provides a platform that they can deploy their technology on, while partitioning off their core functionality. In essence they can use SpectruCell to enhance existing systems. Without a solution like SpectruCell, such developers require integration with all existing proprietary systems to get their technology to market. SpectruCell provides them with a standard 3G capable operating platform and open system architecture.

Sales and Distribution

We expect to have independent distribution and sales offices located in Newport Beach, New York City and Fort Lauderdale. Sales from these offices will be directed mainly to OEMs, Network Operators and telecommunication product manufacturers who are buying components to add to their own product or the SpectruCell Platform as a third party developer.

Government Regulation

Our  proposed  provision  of  wireless  communications  services  is  subject to substantial government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. Changes in existing policies or regulations in any state or by the Federal Communications Commission ("FCC") could have a material adverse effect on our financial condition or results of operations. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on our business or financial condition or results of operations. The use of SDR technology in the commercial area is subject to conditions specified by the FCC. The FCC has stated that it will allow for the deployment of SDR platforms and support the regulation of such equipment. Another area that may affect the use of SpectruCell in the U.S. 3G cellular market will be associated with the timetable surrounding the 3G spectrum allocation by the FCC.

Patents

Our Australian affiliate has filed various patent applications with the Australian patent office in connection with the SpectruCell technology and anticipates preparing and filing additional patents in our fiscal year 2002. Our affiliate is confident that its applications for patent protection will be granted by the Australian regulatory authorities.

                                 COMPANY HISTORY

We incorporated on April 30, 1998 and were inactive from April 1998 to June 1998 except for the issuance of founders' shares. On April 7, 1999, Media Forum International, Inc. ("MFI"), a Florida corporation, acquired all of our stock in exchange for MFI stock. Pursuant to the merger agreement, our shareholders received nine shares of MFI's common stock for each share of Company common stock held. After the merger, our shareholders owned approximately 90% of MFI. MFI, the surviving entity subsequently changed its name to Advanced Communications Technologies, Inc. Upon completion of the merger with MFI, we changed our trading symbol to "ADVC."

On January 31, 2000, we acquired Smart Investments.com, Inc. ("SICI") through a stock exchange with SICI's sole shareholder. Immediately upon completion of that acquisition, we elected successor issuer status in accordance with Rule 12g-3 promulgated under the Securities Exchange Act of 1934, as amended, and consequently became a "reporting company" in compliance with the NASD's requirements.

On July 20, 1999 we formed Advanced Global Communications, Inc. ("AGC") a Florida corporation. AGC was established to develop and operate our international telecommunications network as well as to acquire other switching and telecommunications companies. During the fiscal year ended June 30, 2001, we ceased operating AGC's international telecommunications network and wrote-off our entire investment in various telephone equipment and network costs. Such write-off amounted to $69,506.

On November 10, 1999, AGC entered into an agreement (the "World Agreement") with the shareholders of World IP Incorporated ("World") and its wholly-owned foreign subsidiaries Sur Comunicaciones, S.A. (A Chilean Corporation) and Acinel, S.A. (An Argentinean Corporation), hereinafter the "World Group", to acquire a 51% controlling interest in the World Group. Under the terms of the World Agreement, 500,000 shares of the Company's restricted common stock plus $95,000 in cash was exchanged for 1,020 shares of stock representing 51% of the then issued and outstanding shares of World. The 500,000 shares of restricted common stock were valued at the trading price on the closing date and together with the cash consideration resulted in a purchase price of $470,000. The World Group provides wholesale international telephone services from the U.S. to Chile and Argentina.

On October 4, 2000, we notified World's management and its shareholders that we intended to rescind the World Agreement because we were unable, after repeated requests, to obtain from World's management financial records and audited financial statements. Consequently, our management deemed that it was in our best interest to unilaterally rescind the World Agreement. On October 6, 2000, we filed suit in the Circuit Court in and for Palm Beach County, Florida against the World Group and its shareholders for rescission of the World Agreement and for monetary damages resulting from World and its management's breach of the World Agreement.

For financial statement purposes, we have treated the World IP rescission transaction as if we had never acquired the World IP stock and wrote-off our $125,000 investment in World IP in our June 30, 2000 financial statements.

On April 5, 2000 we entered into a Stock Purchase Agreement with Advanced Communications Technologies (Australia) Pty Ltd. ("ACT-Australia") to acquire a 20% interest in ACT-Australia for $19,350,000. In consideration for our purchase of the ACT-Australia stock, we issued 5,000,000 shares of our common stock having a value of $11,850,000 and a $7,500,000 unsecured non-interest bearing note payable in installments.

On July 24, 2000, the Company formed Australon USA, Inc., a Delaware Corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., a 66% owned subsidiary of our Australian affiliate. We formed Australon USA, Inc. to market and sell the Australon suite of products in the U.S., Canada and South America. Australon USA, Inc is presently inactive and had no revenue and expense for the fiscal year ended June 30, 2001.

In November 2000, we formed Advanced Network Technologies (USA), Inc , a Delaware corporation owned 70% by us and 30% by our Australian affiliate. We formed Advanced Network Technologies (USA) Inc. to market and sell the products and services being developed and sold by ANT-Australia. Advanced Network

Technologies (USA), Inc is presently inactive and had no revenue or expense for the fiscal year ended June 30, 2001.

Acquisitions

During the year we were involved in two unsuccessful acquisitions. On February 28, 2001, we were the successful bidder to purchase all of the assets of ORBCOMM Global L.P and related debtors (collectively "ORBCOMM"). ORBCOMM, a partnership formed by Teleglobe Holding Corp. and Orbital Sciences Corporation, is the owner and operator of 30 low earth orbit satellites, digital satellite communications systems, gateway earth stations, control center facilities and related equipment, and intellectual property (the "Assets") and provides asset monitoring, global positioning, communications and other data information services. In September 2000, ORBCOMM filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Court"). On March 9, 2001, the Court entered an Order to approve the sale of substantially all of ORBCOMM's Assets to us. The acquisition of the Assets was viewed by us as an opportunity to engage in a business that was synergistic to the marketing and deployment of our SpectruCell technology, and to augment Australon Limited's business of providing real time remote smart metering and other Lon-works based services. The Assets were to be owned by a newly formed entity wholly owned by our 50% owned U.S. affiliate, Australon USA, Inc. We also entered into a joint venture agreement with another bidder to sell a portion of the new entity's equity in return for a substantial capital commitment. Our joint venture partner subsequently defaulted on its commitment to provide capital to the new entity. Because of the extreme time constraints place by the Court on us to close the transaction, and the substantial capital commitment needed to turn ORBCOMM's business around, our management subsequently determined that it was no longer in our best interest to pursue the purchase of the Assets.

We incurred a loss in the amount of $835,375 in connection with our unsuccessful attempt to acquire the Assets. This loss is reflected in our June 30, 2001 financial statements as professional fees ($395,151), loss on investment acquisition deposit ($425,000) and other selling, general and administrative expenses ($15,224).

On February 5, 2001, we entered into a Letter of Intent with Dr. Gil Amelio and his majority owned company, Beneventure Capital , LLC ("Beneventure") to acquire all of the assets of Beneventure in exchange for stock of the Company. Beneventure is a privately held technology investment and management company that owns varying interests in private companies involved in the telecommunications, semiconductor, Internet and financial services industries. After many attempts to negotiate a fair agreement with Beneventure, we ceased negotiations and determined that the Beneventure acquisition was not in our best interest. We incurred $125,965 of professional fees and expenses in the transaction that are included in our June 30, 2001 financial statements.

Employees and Consultants

As of September 30, 2001, we have seven full time employees and consultants. Our Australian affiliate and its subsidiaries has approximately 150 full time employees of which approximately 110 are engaged in research and development and technical support. None of our employees are covered by any collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

Our principal executive office is located at 19200 Von Karman, Suite 500, Irvine, California 92612. We have a one-year renewable lease for our office which expires in March 2002. The monthly rent is $7,050 exclusive of the cost of various office services which is in addition to the monthly rent. We believe that we can lease the same or comparable office at approximately the same monthly rate in the event that we do not renew our lease next year.

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in number of lawsuits as described below. We do not believe that these litigations will have a material adverse impact on our business.

In Nancy J Needham; Thomas R.B Wardell et al v. Advanced Communications Technologies, Inc. et al, an action filed July 2000 in the Florida State Court, two former officers and directors of the Company are seeking damages and injunctive relief arising out of our refusal to provide legal opinion letters and to take other actions necessary to allow the former officers to transfer restricted securities to unrestricted securities under a Rule 144 exemption. We have filed a counterclaim to rescind all of the Plaintiffs' shares for lack and/or failure of consideration and other damages. Plaintiffs moved for Summary Judgement on their claims, which motion was dismissed by the court. We believe that we have meritorious defenses to the suit and are vigorously defending the litigation on procedural as well as substantive grounds. It is too early to predict the outcome of this litigation.

Bank Insinger v Advanced Communications Technologies Inc, was filed in August 2000 in the Eastern District of New York by a purchaser of $150,000 of our 12% Secured Convertible Debentures for alleged breach of the debenture and other claims. In December 2000, we subsequently settled this claim with Bank Insinger by issuing our common stock in exchange for the convertible debenture.

In Star Multi Care Services, Inc v Advanced Communications Technologies, Inc filed in the Fifteenth Judicial Circuit in the State of Florida on September 18, 2000, Star Multi Care Services, Inc ("Star") has sued us for alleged breach of contract and the recovery of a break-up or termination fee in excess of $50,000 in conjunction with our alleged failure to consummate a proposed merger with Star in January 2000. We believe that the suit is without basis and we are vigorously defending the alleged claim.

Grassland Capital Group v Media Forum International, Inc was filed in 1998 in the State of Florida against Media Forum International, Inc., our predecessor, for enforcement of a convertible promissory note. In May 2000, the parties agreed to settle the matter for a fixed sum of $200,000 of which the Company paid $50,000. On August 31, 2000 the state court entered a final judgment against us in the amount of $150,000. In October 2000, we paid $41,802 towards this amount and on October 19, 2001 we paid the balance of the outstanding judgment of $108,198 plus accrued interest of approximately $15,000.

On On April 13, 2001, New Millennium Capital Partners II, LLC and AJW Partners, LLC, holders of the remaining amount of our 12% Secured Convertible Debentures totaling $200,750, filed an action in the Federal Court in the Eastern District of New York seeking recovery of the principal amount of the obligation plus accrued interest and other monetary damages. We believe that the Plaintiffs' breached the terms of the debenture and as such, we are defending the suit and pursuing various legal remedies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no votes submitted during the fiscal year end.

On September 11, 2001 a Special Meeting of Stockholders was held at our offices in Irvine, California. At this meeting, our stockholders authorized the following changes to our Articles of Incorporation:

      1- To increase our authorized shares of common stock from 100,000,000 shares to 200,000,000;

      2- To provide for a class of 25,000,000 shares of Preferred Stock which will have such terms as the Board of Directors shall determine from time to time; and

      3- To provide for indemnification of our officers, directors, employees and agents to the full extent permitted by law.

A Certificate of Amendment to our Articles of Incorporation embodying the above changes was filed in Florida on September 27, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of September 30, 2001, there were 97,693,489 common shares outstanding and approximately 345 holders of record.

The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                 High Bid         Low Bid
                                                 --------         -------

2000
Quarter Ended September 30, 1999                 $  .72           $ .24
Quarter Ended December 31, 1999                    5.50             .31
Quarter Ended March 31, 2000                       7.19            2.00
Quarter Ended June 30, 2000                        2.62            1.03

2001
Quarter Ended September 30, 2000                 $ 1.25           $ .56
Quarter Ended December 31, 2000                    1.19             .48
Quarter Ended March 31, 2001                       1.03             .45
Quarter Ended June 30, 2001                         .68             .27

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

We did not pay any dividends during fiscal 2001 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as the Board of Directors deems relevant. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6. SELECTED FINANCIAL DATA

                                           For the Years Ended June 30,
                                           ----------------------------

                                       2001            2000             1999
                                       ----            ----             ----

Revenue                            $     50,000    $         --    $         --
Cost of Revenue                          57,310              --              --
                                   ------------    ------------    ------------

Gross Profit (Loss)                      (7,310)             --              --

Operating Expenses                    3,334,581       4,635,186         673,274
                                   ------------    ------------    ------------

Operating Profit (Loss)              (3,341,891)     (4,635,186)       (673,274)

Other (Expense) Income/
Extraordinary Gain                  (16,390,675)       (475,241)            312
                                   ------------    ------------    ------------

(Loss) Before Income Taxes          (19,732,566)     (5,110,427)       (672,692)

Provision for Income Taxes                   --              --              --

Net (Loss)                         $(19,732,566)   $ (5,110,427)   $   (672,692)

Net (Loss) Per Share:
Basic and Diluted                   $      (.22)   $       (.07)   $       (.01)

Pro Forma Weighted
Average Shares:
Basic and Dilutive                   87,976,428      76,750,291      60,619,676
                                   ============    ============    ============

                                         For the Years Ended June 30,
                                         ----------------------------

                                       2001        2000           1999
                                       ----        ----           ----

Cash and Cash
Equivalents                          6,816    $    36,979    $   39,270
Working Capital                      6,816         36,979       412,770
Total Assets                     2,041,940     19,714,622       876,723
Total Debt                       4,611,702      9,007,570     1,231,002
(Deficiency)/Equity             (2,569,762)    10,707,052      (354,279)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

The following summarizes our operations for both fiscal years:

                                         For the Years Ended June 30,
                                         ----------------------------

                                         2001                     2000
                                         ----                     ----

Consolidated Statement of
  Operations Data:

Revenue                              $   50,000                        --
Cost of Revenue                          57,310                        --
                                      ---------                 ---------
Gross Profit (Loss)                      (7,310)                       --
Selling, General and
Administrative Expenses
before Depreciation and
Amortization                          2,283,412                 4,384,691
                                      ---------                 ---------
Operating Profit (Loss)              (2,290,722)               (4,384,691)
Loss from Unconsolidated
  Subsidiary                         (3,571,654)                  (85,818)
Total Other (Expense) Income        (12,842,021)                 (666,491)
Extraordinary Gain                       23,000                   277,068
                                      ---------                 ---------
(Loss) before Depreciation
  and Amortization                  (18,681,397)               (4,859,932)
Depreciation and Amortization        (1,051,169)                 (250,495)
                                      ---------                 ---------
Net Income (Loss)                   (19,732,566)               (5,110,427)
Earnings (Loss) per share                 $(.22)                    $(.07)

Revenue

We realized nominal revenue during the year from sales of international telephone services into Pakistan through our international network providers. Such revenue represented a 100% increase from the prior year. We ceased operating our international telephone services network during the year because of regulatory difficulties we encountered in our target market. We realized no revenue from the sale and/or license of the Spectrucell product as such product was not ready to be commercially sold in our territory.

Operating Expenses

Total operating expenses for the fiscal years ended June 30, 2001 and June 30, 2000 were $3,334,581 and $4,635,186 respectively and represents a 28% decrease from the prior fiscal year. Of these amounts, $1,214,739 and $3,409,038 or 36% and 74% respectively, were for professional services rendered of which $328,870 (27%) and $3,009,388 (88%) during the fiscal years ended June 30, 2001 and June 30, 2000, respectively, was paid via the issuance of restricted common stock and represent a non-cash expense. During the fiscal years ended June 30, 2001 and June 30, 2000, we paid $307,002 and $215,756 respectively, in cash fees for professional services rendered. Professional fees decreased substantially from the prior year due principally to the fact that shares issued in the current fiscal year in exchange for professional services rendered were issued at a lower price per share than the prior fiscal year.

Depreciation and amortization expense increased by $800,674 due to the full year amortization of goodwill associated with our investment in our Australian affiliate.

Consulting fees, which includes employee payments, increased nominally from the prior year. During the fiscal year ended June 30, 2001 and June 30, 2000, $32,000 and $259,970 respectively, was paid via the issuance of restricted common stock and represents a non-cash expense.

Other general and administrative expenses (exclusive of professional fees, consulting expenses and other non-cash charges) amounted to $501,048 for the fiscal year ended June 30, 2001, an increase of $88,938 from the prior fiscal year.

Interest expense decreased $736,778 from the fiscal year ended June 30, 2000 due principally to the issuance, in September 1999, of our Secured Convertible
Debentures. Approximately $715,000 of the decrease in interest expense is attributable to the intrinsic value of the convertible debentures as well as bond issuance costs charged to interest expense in fiscal 2000.

Other income (expense) includes a one-time write-off of $425,000 attributable to the abandonment of our investment deposit for the proposed acquisition of the ORBCOMM assets and $192,474 of other income recognized in fiscal 2000 on the abandonment of certain accounts payable and accrued expenses of MFI. It also includes a $12,399,864 loss in fiscal 2001 on the write-down of Goodwill associated with our investment in our Australian affiliate as well as an increase of $3,485,836 in our share of a full year's loss from our equity ownership in our Australian affiliate.

Extraordinary  Gain

Extraordinary gain for the fiscal year ended June 30, 2001 included a $23,000 gain on the issuance of our restricted common stock to vendors of our Australian affiliate in excess of the then current market value. In fiscal 2000, we realized extraordinary gains of $242,561 on the extinguishments of prior shareholder loans in exchange for 600,000 of our restricted common stock, and $34,507 on the settlement of the Grassland loan payable.

YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

Revenue

We realized no revenue during either the fiscal year ended June 30, 2000 or the year ended June 30, 1999. We are a party to a license and distribution agreement with our Australian affiliate which grants us the right to license and sell the Spectrucell product being developed by our affiliate. Such product was still in the development stage as of June 30, 2000. We have also developed a wholesale telecommunications network for service into Pakistan which was not fully operational as of June 30, 2000.

Operating Expenses

General and administrative expenses for the fiscal years ended June 30, 2000 and June 30, 1999 were $4,384,691 and $673,274 respectively. Of these amounts, $3,409,038 and $148,379, or 78% and 22% respectively, were for professional services rendered of which $3,009,388 (88%) during the fiscal year ended June 30, 2000 was paid via the issuance of restricted common stock and represent a non-cash expense. During the fiscal years ended June 30, 2000 and June 30, 1999, we paid $215,756 and $148,378 respectively, in cash fees for professional services rendered. Professional fees increased substantially from the prior year due principally to the fact that a majority of our shares issued in the current fiscal year in exchange for services were issued when the stock was trading in the price range of $2.50 to $4 per share.

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

Other general and administrative expenses (exclusive of professional fees, consulting expenses and other non-cash charges) amounted to $412,110 for the fiscal year ended June 30, 2000, an increase of $306,516 from the fiscal year ended June 30, 1999. This increase is attributable to additional corporate overhead expenses resulting from the expansion of our corporate headquarters in California and the $125,000 bad debt reserve for the World IP receivable.

Interest expense increased from $5,580 to $747,110 or by $741,530 from the fiscal year ended June 30, 1999 as a result of the issuance of the Secured Convertible Debentures in September 1999. Approximately $650,000 of our interest expense in fiscal 2000 is attributable to the intrinsic value of the convertible debentures executed by us. Bond issuance costs being amortized during the current fiscal year accounted for an additional $65,000 charged to interest expense.

Other income (expense) includes a ($85,818) loss (expressed in U.S. dollars) from our investment in our Australian affiliate for the period April 5, 2000 through June 30, 2000, as determined under the equity method of accounting. In addition, $192,474 of other income was recognized on the abandonment of certain accounts payable and accrued expenses of MFI.

Extraordinary  Gains (Losses)

Extraordinary Gains (Losses) include $242,561 of gain on the extinguishments of prior shareholder loans in exchange for 600,000 of our restricted common stock and a gain of $34,507 on settlement of the Grassland loan payable. We realized no extraordinary gain or loss in the fiscal year ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the sale of common stock and convertible debentures and from loans from our major shareholder. We have raised approximately $2,700,000 before offering costs through the sale of these securities and have borrowed $796,000 from our major shareholder.

At June 30, 2001, the Company's cash and cash equivalents balance was $6,816, a decrease of $23,338 from the balance of $30,154 at June 30, 2000. During the fiscal year ended June 30, 2001, cash provided by (used in) operations and investing activities amounted to ($1,479,999) and ($256,019), respectively. Cash provided by financing activities during the fiscal year amounted to $1,712,680 and consisted of loans from our principal shareholder and the sale of common stock pursuant to our Reg. D Section 506 private offering.

On August 14, 2001, we filed a S-1 Registration Statement to register 37,500,000 of our shares in connection with our $12,000,000 equity line credit facility with Ladenburg Thalmann & Co., Inc. ("LTCO") and Wanquay Limited. Under the terms of the credit facility, we will be able to draw down up to $500,000 per month based on a formula which takes into account the volume weighted average price of our stock. The credit facility will be available only upon the effectiveness of our registration statement. While we believe that the monthly proceeds from the LTCO equity line facility will be sufficient to satisfy our immediate and projected cash requirements over the next twelve months, we are uncertain on the timing of when, if ever, the LTCO equity credit facility will be available to us. Because the timing of our ability to access the LTCO credit facility is uncertain, we have entered into discussions with other sources of short and medium term financing. There can be no assurance that we will be able to successfully complete these alternate financings or that such financings will be on terms favorable to us.

In the past we have financed our operations through a combination of shareholder loans, convertible securities and the private placement of our stock. While we are confident that we will be able to continue to finance our operations and infrastructure growth sufficient to market and distribute the Spectrucell product over the next twelve months, there can be no assurance that we will be able to achieve this. Our current monthly capital requirements are modest and have been covered either by the sale of our securities or by shareholder loans. However, we expect that our capital requirements over the next twelve to eighteen months will be substantial. If we are unable to raise the capital sufficient to enable us to grow our business and market and sell the Spectrucell product effectively, we may be forced to sell or merge our business with a company that has the resources to execute our marketing plan and generate Spectrucell sales. If we are unable to either raise sufficient capital to continue our business or find a merger partner to assist in the execution of our sales and marketing of Spectrucell, we may be unable to continue our operations.

ACQUISITIONS

None.

SUBSEQUENT EVENTS

On August 29, 2001 we issued in the aggregate, 3,203,573 shares of our restricted common stock to the following parties: 1,233,333 to purchasers in connection with our Reg. D Section 506 private placement, 780,240 to professionals for legal and other services provided to us and 1,190,000 to employees and vendors of our Australian affiliate in partial repayment of our note payable. All restricted shares were issued at $.30 per share.

On September 11, 2001 we convened a Special Shareholders meeting to vote on certain amendments to our Articles of Incorporation. See Item 4. Submission of Matters to a Vote to Security Holders for a complete description of our shareholder meeting.

On October 19, 2001 our obligation to Grassland was settled in full by the cash payment of $122,736 representing the unpaid balance of the amount owed plus accrued interest.

ITEM 8. FINANCIAL STATEMENTS

The financial statements of the Company are submitted as a separate section of this Form 10-KSB on pages F-1 through F-19. In addition, because our Australian affiliate's financial results and operations are an integral part of our business, we have included the audited consolidated financial statements of our affiliate as Exhibit 11 to our Form 10-KSB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING

None.

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTORS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. Our directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Our directors and officers are as follows:

Name and Address                        Age          Position
----------------                        ---          --------

Roger May                                55          Chief Executive Officer,
19200 Von Karman Ave.                                Chairman of the Board
Irvine, CA 92612                                     and Director

Wayne I. Danson                          48          Chief Financial Officer
420 Lexington Ave.                                   and Director
New York, NY 10170

Jonathan J. Lichtman                     49          Director
4800 N. Federal Hwy
Boca Raton, FL 33431

Dr. Michael Finch                        53          Director
37 Walnut Street
Wellesley, MA 02481

Randall Prouty                           49          Director
19200 Von Karman Ave.
Irvine, CA 92612

Wilbank J. Roche                         50          Director
2530 Wilshire Blvd.
Santa Monica, CA 90403

Allen Roberts                            50          Director
350 Queen Street
Melbourne Australia

The directors named above will serve until the next annual meeting of our shareholders or until their successors shall be elected and accept their positions. Mr. May is a party to a written employment agreement with the Company, as amended, that entitles him to a salary of $210,000 per year. Mr. Danson is party to a written consulting agreement that entitles him to $10,000 per month for the period September 1, 2000 through August 31, 2001 and, as extended orally, to December 31, 2001. Both Mr. May and Mr. Danson are reimbursed for reasonable out-of-pocket expenses relating to their activities for the Company. In addition, Mr. May is reimbursed for his automobile expenses in connection with Company business.

Our directors are not compensated for their services as a director of the Company, but are reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director.

Roger May, Chief Executive Officer, Chairman of the Board and Director. Roger May has been the Chairman and Chief Executive Officer of the Company since March 10, 1997. In 1991 he founded the nationwide central reservation system known as Independent Reservation Services Ltd. ("IRSL") In 1997 Mr. May negotiated the sale of IRSL to a Florida public company, Teleservices International Group. In 1987, Mr. May began his focus on telecommunications, first establishing nationwide distribution networks for a private network and then marketing discounted telecommunications products and associated services to the hospitality industry. He established successful joint ventures with Cable & Wireless, and relationships with Rochester Telephone, Bell Atlantic, Frontier Communications and others. Mr. May moved to Los Angeles from Australia in 1980 to capitalize on export incentive allowances offered by the Australian government. He began operating a wool exporting company and then purchased a franchise for International Business Exchange, Inc., a barter exchange company. Mr. May began his marketing career in Australia in 1969, where he was a General Manager for the largest General Motors dealership in Australia.

Wayne I. Danson, Chief Financial Officer and Director. Mr. Danson has served as the Company's Chief Financial Officer since December 1, 1999 and was appointed a Director on January 3, 2000. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC from August 1996 to April 1999 Mr. Danson was co-head of and Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to joining PricewaterhouseCoopers, from 1988 through 1995 Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in

Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

Jonathan J. Lichtman, Director. Mr. Lichtman was appointed a Director of the Company on November 9, 1999 and is currently a partner with the Boca Raton law firm of Levinson & Lichtman, LLP, where he specializes in structuring corporate and partnership transactions including real estate syndications. Mr. Lichtman is also currently a general partner of several real estate partnerships in New York, North Carolina and Florida. Prior to forming Levinson and Lichtman LLP, Mr. Lichtman was an attorney with English, McCaughan and O'Bryan, PA, where he performed legal work for domestic and international clients as well as real estate partnerships and development. Mr. Lichtman obtained his J.D. degree, cum laude, from Syracuse University College of Law and his LLM degree in taxation from the University of Miami School of Law. He is also a certified public accountant and is licensed to practice law in Florida and New York.

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

Allen Roberts, Director. Mr. Roberts was appointed a Director of the Company on July 10, 2001 and is currently Vice President-Mergers & Acquisitions for ACT-Australia. Since joining ACT-Australia, Mr. Roberts was responsible for and directly involved in the Gawler Gold, Data Link Technologies Pty, LTD, Victoria Communications and Simoco Australia Pty Ltd acquisitions. Prior to joining
ACT-Australia, Mr. Roberts was the sole shareholder of an Australian based financial consulting company specializing in mergers, acquisitions and capital markets activities. Prior to that, he was Head of Credit for the Bank of Melbourne where he reported to the Managing Director and the Bank's Board of Directors.

Committees of the Board of Directors

In a board meeting held on May 15 2001, both an audit and compensation committee was established. The audit committee will report to the board regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls. The audit committee is comprised of Messrs. Prouty and Finch. The compensation committee of the board of directors will review and make recommendations to the board regarding our compensation policies and all forms of compensation to be provided to our executive officers. In addition, the compensation committee will review bonus and stock compensation arrangements for all of our other employees. The compensation committee is comprised of Messrs. Roche and Prouty.


ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table shows certain compensation information for services rendered in all capabilities for the fiscal years ended June 30, 2001 and 2000. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $50,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

                                  June 30, 2001              June 30, 2000
                                  --------------             -------------

Roger May, CEO                      $247,500(1)               $120,000(1)

Wayne I. Danson, CFO                 403,431(2)                 50,000(3)

(1) Accrued and unpaid compensation. No cash was received by Mr. May during the fiscal years ended June 30, 2001 and 2000. Mr. May's compensation for fiscal 2001 includes a $50,000 cash bonus which remains unpaid as of June 30, 2001.

(2) Represents the value of accrued fees and stock-based compensation paid to or earned by Mr. Danson during the fiscal year ended June 30, 2001. Stock-based compensation amounted to $167,500. Of accrued consulting fees earned in the amount of $235,931, only $23,105 was paid in cash to Mr. Danson. The balance of Mr. Danson's accrued compensation remains unpaid as of June 30, 2001. In August 2001, Mr. Danson agreed to receive 500,000 shares of our restricted common stock in lieu of $150,000 of unpaid consulting fees.

(3) Mr. Danson became Chief Financial Officer of the Company on December 1, 1999 and such amount reflects the cash compensation (exclusive of reimbursement of expenses) paid to him during the period December 1, 1999 - June 30, 2000. Mr. Danson also received 100,000 shares of our stock as a signing bonus.

The Company has no deferred compensation, stock options, SAR or other bonus arrangements for its employees and/or directors. During the fiscal year ended June 30, 2001, all decisions concerning executive compensation were made by the Board of Directors and effective May 15, 2001 by our compensation committee. Our compensation committee will be reviewing the propriety of establishing various stock option and SAR Grant programs for the benefit of our executive employees during the fiscal year ending June 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information about the beneficial ownership of our common stock as of September 30, 2001 for:

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 97,693,489 shares of common stock outstanding as of September 30, 2001.

                                           Number of Shares       Percentage of
                                             Beneficially             Shares
                                                Owned              Outstanding
                                           ----------------       -------------

Roger May                                   24,482,000(1)(2)         25.1%
Nancy Needham                               11,958,801(3)*           12.2
R.H. Du Pont                                 6,200,383(4)*            6.4
Wayne Danson                                   974,316(5)             1.0
Jonathan J. Lichtman                         1,047,500(6)             1.1
Dr. Michael Finch                              100,000                 **
Randall Prouty                                 774,500                 **
Wilbank J. Roche                                50,000                 **
Allen Roberts                                  100,000                 **
All Officers and Directors as a Group       27,528,316               28.2%

(1) No shares are owned directly by Mr. May. All shares beneficially owned by Mr. May are owned through affiliated entities and/or by family members.

(2)   Includes   10,000,000   shares   beneficially   owned   through   Advanced
Communications Technologies Pty Ltd.

(3) Includes 4,790,347 shares held by Mrs. Needham's adult children.

(4) Includes 5,173,572 shares held by Mr. DuPont's adult children and in trust for Rhett DuPont, a minor.

(5) Includes 824,316 shares owned beneficially by Mr. Danson's affiliated entity.

(6) Excludes 160,000 shares beneficially owned through various family trusts. Mr. Lichtman disclaims beneficial ownership of these shares.

(7) All shares are indirectly held by a Family Trust.

*   The Company presently is disputing the ownership of these shares.

**  Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. May, the Company's principal shareholder, through a family trust established in Australia by the May family, indirectly owns a majority interest in our Australian affiliate. We own 20% of the common stock of our Australian affiliate.

During the year, we repaid $5,326,833 of our obligation to our Australian affiliate, in part by the issuance of 6,597,000 shares of restricted common stock having a value of $4,527,100. The balance of our repayments was in the form of cash and the offset of previous funds advanced to our Australian affiliate.

As of June 30, 2001, we are indebted to Global Communications Technologies, Ltd, ("Global") an entity owned by Mr. May, in the amount of $796,000. Our obligation to Global is non-interest bearing and unsecured. During the fiscal year ended June 30, 2000, we were indebted to Global for $251,500 for advances made. In addition, Mr. May has deferred receiving his annual compensation and is owed $479,050 and $231,550 in accrued and unpaid compensation as of June 30, 2001 and 2000, respectively.

Effective July 1, 2000, the Company and Mr. May entered into a revised oral employment agreement that provides for Mr. May to receive $15,000 per month in compensation and a special bonus of $50,000. Effective December 1, 2001, our Board of Directors granted Mr. May an increase in salary to $17,500 per month.

On September 1, 2000, Mr. Danson entered into a one year consulting agreement with the Company for the period September 1, 2000 through August 31, 2001. Under the terms of the consulting agreement, Mr. Danson will receive $10,000 per month in cash and $10,000 per month in stock for his services. Mr. Danson's agreement expired on August 31, 2001 and has been extended orally by us through December 31, 2001.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements
      (i). Registrant

      (ii). Advanced Communications Technology (Australia) PTY, LTD and Controlled Entities

(b) Reports on Form 10-K

      None

(c) Exhibits.
                                                        Incorporated by
          Description of Document                         Reference to
--------------------------------------------------------------------------------
3.1       Articles of Incorporation, as             Exhibit 3.1 to Form S-1
          currently in effect for the Company.      Registration Statement
                                                    (No. 333-67524) filed on
                                                    August 14, 2001 (the
                                                    "Registration Statement")
--------------------------------------------------------------------------------
3.2       Bylaws, as currently in effect.           Exhibit 3.2 to the
                                                    Registration Statement
--------------------------------------------------------------------------------
10.1      Office Lease by and between the           Exhibit 10.1 to the
          Company and DBS, Inc.                     Registration Statement
--------------------------------------------------------------------------------
10.2      Stock Purchase Agreement between          Exhibit 10.2 to the
          the Company and ACT-Australia.            Registration Statement
--------------------------------------------------------------------------------
10.3      Agreement dated June 27, 2000 between     Exhibit 10.3 to the
          Ladenburg Thalmann & Co. and the Company. Registration Statement
--------------------------------------------------------------------------------
10.4      Common Stock Purchase Agreement dated     Exhibit 10.4 to the
          December 14, 2000 between  the Company    Registration Statement
          and Wanquay Ltd.
--------------------------------------------------------------------------------
10.5      Registration Rights Agreement dated       Exhibit 10.5 to the
          December 14, 2000 between the Company     Registration Statement
          and Wanquay Ltd.
--------------------------------------------------------------------------------
10.6      Escrow Agreement dated December 14, 2000  Exhibit 10.6 to the
          among the Company,  Wanquay Ltd. and      Registration Statement
          Epstein Becker & Green.
--------------------------------------------------------------------------------
11.0      Audited Consolidated Financial Statements
          for Advanced  Communications Technology
          (Australia) PTY Ltd and controlled entities
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities & Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Advanced Communications Technologies, Inc.

/s/ Roger May                                             October 30, 2001
---------------------------------
    By:  Roger May
    Chief Executive Officer and Director

/s/ Wayne I. Danson                                       October 30 , 2001
---------------------------------
    By:  Wayne I. Danson
    Chief Financial Officer and Director

Pursuant to the requirements of the Securities & Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Randall Prouty                                        October 30, 2001
---------------------------------
    Randall Prouty
    Director

/s/ Jonathan Lichtman                                     October 30, 2001
---------------------------------
    Jonathan Lichtman
    Director

/s/ Michael Finch                                         October 30, 2001
---------------------------------
    Michael Finch
    Director

/s/ Wilbank Roche                                         October 30, 2001
---------------------------------
    Wilbank Roche
    Director

/s/ Allen Roberts                                         October 30, 2001
---------------------------------
     Allen Roberts
     Director

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2001

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------

Independent Auditor's Report                                             F-1

Consolidated Balance Sheet as of June 30, 2001                           F-2

Consolidated Statements of Operations  for the Years
Ended June 30, 2001 and 2000                                             F-3

Consolidated Statement of Changes in Stockholders'
Equity (Deficiency) for the Years Ended
June 30, 2001 and 2000                                                   F-4

Consolidated Statements of Cash Flows for the Years
Ended June 30, 2001 and 2000                                             F-5

Notes to Consolidated Financial Statements                               F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
   Advanced Communications Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Advanced Communications Technologies, Inc., and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Advanced Communications Technologies, Inc. and Subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company's significant net loss of $19,732,566 for the year ended June 30, 2001, a working capital deficiency of $2,421,719, and a stockholders' deficiency of $2,569,792, raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
October 19, 2001

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001

                                     ASSETS

CURRENT ASSETS
 Cash                                                              $      6,816
 Prepaid expenses                                                        10,000
                                                                   ------------
      Total Current Assets                                               16,816

PROPERTY AND EQUIPMENT - NET                                             19,599

OTHER ASSETS                                                          2,005,525
                                                                   ------------
TOTAL ASSETS                                                       $  2,041,940
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
  Accounts payable                                                 $    844,205
  Accrued compensation                                                  479,050
  Note payable                                                          118,530
  Loan payable to shareholder                                           796,000
  Convertible debentures                                                200,750
                                                                   ------------
      Total Current Liabilities                                       2,438,535

LONG-TERM LIABILITIES
 Note payable to affiliate                                            2,173,167
                                                                   ------------

TOTAL LIABILITIES                                                     4,611,702
                                                                   ------------

STOCKHOLDERS' DEFICIENCY
 Common stock, no par value, 100,000,000 shares
  authorized, 94,489,916 shares issued and outstanding               22,696,193
 Common stock to be issued, 833,333 shares                              250,000
 Accumulated deficit                                                (25,515,955)
                                                                   ------------
      Total Stockholders' Deficiency                                 (2,569,762)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  2,041,940
                                                                   ============

          See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED JUNE 30 2001 AND 2000

                                                       2001            2000
                                                   ------------    ------------
REVENUES                                           $     50,000    $         --

COST OF REVENUES                                        (57,310)             --
                                                   ------------    ------------
GROSS PROFIT (LOSS)                                      (7,310)             --
                                                   ------------    ------------
OPERATING EXPENSES
 Consulting fees                                        567,625         563,543
 Depreciation and amortization                        1,051,169         250,495
 Professional fees                                    1,214,739       3,409,038
 Other selling, general, administrative expenses        501,048         412,110
                                                   ------------    ------------
      Total Operating Expenses                        3,334,581       4,635,186
                                                   ------------    ------------
LOSS FROM OPERATIONS                                 (3,341,891)     (4,635,186)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
 Interest income (expense)                              (10,332)       (739,040)
 Loss from investment                                (3,571,654)        (85,818)
 Loss from impairment of goodwill                   (12,399,864)             --
 Loss on investment acquisition deposit                (425,000)             --
 Realized loss on decline in marketable securities       (6,825)       (119,925)
 Other income                                                --         192,474
                                                   ------------    ------------
      Total Other Income (Expense)                  (16,413,675)       (752,309)
                                                   ------------    ------------

LOSS BEFORE EXTRAORDINARY GAIN                      (19,755,566)     (5,387,495)

EXTRAORDINARY GAIN
 Gains on extinguishment of debt                         23,000         277,068
                                                   ------------    ------------
NET LOSS                                           $(19,732,566)   $ (5,110,427)
                                                   ============    ============


Net loss per share - basic and diluted             $      (0.22)   $      (0.07)
                                                   ============    ============
Weighted average number of shares outstanding
  during the period - basic and diluted              87,976,428      76,750,291
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE YEARS ENDED TO JUNE 30, 2001 AND 2000

                                                                                         Accumulated
                                                                                            Other         Common
                       Common Stock         Common Stock to be Issued     Accumulated    Comprehensive     Stock
                  Shares         Amount       Shares        Amount          Deficit          Loss         Advances         Total
                ----------    ------------  ----------    -----------    -------------   -------------  ------------  -------------
Balance, June
  30, 1999      73,312,280    $    416,183          --    $         --   $   (672,962)   $    (97,500)  $         --  $    (354,279)

Stock issued
  for services   2,585,000       3,384,358          --              --             --              --             --      3,384,358
Stock issued
  for office
  furniture         30,000           9,900          --              --             --              --             --          9,900
Stock issued
  for extin-
  guishment
  of debt          600,000         180,000          --              --             --              --             --        180,000
Stock issued
  for acquisi-
  tions          5,700,000      12,225,000          --              --             --              --             --     12,225,000
Change in
  unrealized
  loss on
  securities
  available
  for sale              --              --          --              --             --          97,500             --         97,500
Interest on
  beneficial
  conversion of
  debentures            --         650,000          --              --             --              --             --        650,000
Common stock
  advances              --              --          --              --             --              --       (375,000)      (375,000)
Net loss for
  the year
  ended June
  30, 2000              --              --          --              --     (5,110,427)             --             --     (5,110,427)
                ----------    ------------  ----------    ------------   ------------    ------------   ------------   ------------

Balance,
  June 30,
  2000          82,227,280      16,865,441          --              --     (5,783,389)             --       (375,000)    10,707,052

Stock issued
  for cash       3,060,600         642,726          --              --             --              --             --        642,726
Stock warrants
  issued for
  cash                  --         275,454          --              --             --              --             --        275,454
Stock to be
  issued                                       833,333         250,000             --              --             --        250,000
Stock issued
  for offering
  costs            250,000              --          --              --             --              --             --             --
Stock issued
  for services   1,051,491         328,870          --              --             --              --             --        328,870
Stock issued
  for
  extinguish-
  ment of debt   6,597,000       4,545,902          --              --             --              --             --      4,545,902
Stock issued
  for
  conversion of
  convertible
  debentures     1,803,545         412,800          --              --             --              --             --        412,800
Stock retired     (500,000)       (375,000)         --              --             --              --        375,000             --
Net loss for
  the year
  ended June
  30, 2001              --              --          --              --    (19,732,566)             --             --    (19,732,566)
                ----------    ------------  ----------    ------------   ------------    ------------   ------------   ------------
BALANCE,
  JUNE 30,
  2001          94,489,916    $ 22,696,193     833,333    $    250,000   $(25,515,955)   $         --   $         --   $ (2,569,762)
                ==========    ============  ==========    ============   ============    ============   ============   ============


          See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED TO JUNE 30, 2001 AND 2000


                                                           2001           2000
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(19,732,566)   $ (5,110,427)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                          1,051,169         250,495
  Interest expense - amortization of debt costs                 --          65,000
  Realized loss on decline in marketable securities          6,825         119,925
  Stock issued for services                                328,870       3,384,358
  Interest for beneficial conversion feature                    --         650,000
  Gain on extinguishment of debt                           (23,000)       (277,068)
  Gain on settlement of note receivable                         --          (8,070)
  Forgiveness of accounts payable                               --        (192,474)
  Loss from investment                                   3,571,654          85,818
  Loss from impairment of goodwill                      12,399,864              --
  Provision for doubtful account                                --         125,000
  Accrued compensation                                     247,500         120,000
 Changes in operating assets and liabilities:
 (Increase) decrease in assets
  Prepaid expense                                           36,118         (46,118)
  Other deposits                                            40,000         (40,000)
  Security deposits                                             --          (5,525)
 Increase (decrease) in liabilities:
  Accounts payable                                         633,235         184,450
  Interest payable                                          10,332         (17,890)
  Other liabilities                                             --        (115,000)
  Deferred revenue                                         (50,000)         50,000
                                                      ------------    ------------
       Net Cash Used In Operating Activities            (1,479,999)       (777,526)
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan to affiliated company                               (247,608)       (242,125)
 Purchase of fixed assets                                   (8,411)         (6,335)
 Other Investments                                              --          33,070
                                                      ------------    ------------
       Net Cash Used In Investing Activities              (256,019)       (215,390)
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan from affiliate                                       544,500         251,500
 Proceeds from common stock subscriptions                       --         273,500
 Proceeds from issuance of common stock and
   warrants, net of offering costs                         918,180              --
 Proceeds from common stock to be issued                   250,000              --
 Proceeds from issuance of convertible debt, net                --         488,050
                                                      ------------    ------------
       Net Cash Provided By Financing Activities         1,712,680       1,013,050
                                                      ------------    ------------
Net (DECREASE) increase in cash                            (23,338)         20,134

Cash and cash equivalents at beginning of YEAR              30,154          10,020
                                                      ------------    ------------
Cash and cash equivalents at end of YEAR              $      6,816    $     30,154
                                                      ============    ============

          See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In April 2000, the Company acquired 20% of the common stock of Advanced Communications Technologies, Pty, an Australian corporation ("ACT_AU"). This resulted in an investment totaling $19,350,000, comprised of a note payable of $7,500,000 and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000 (See Note 3).

During the year ended June 30, 2000, the Company issued 500,000 shares of common stock, valued at $375,000, related to a rescinded acquisition. As of June 30, 2000, the Company had not received the funds for these shares; therefore, a common stock advance had been recorded in the equity section, in the amount of $375,000, to offset the value of the shares that were issued at year-end.

On January 31, 2000 the Company issued 200,000 shares of common stock to acquire 100% of Smart Investment.com Inc. (See Note 1(A)).

During the year ended June 30, 2000, the Company accrued interest, of $32,110, on a note payable. The terms of the obligation were renegotiated and an interest accrual of $34,507 was incorporated in the gain on extinguishment of debt.

During the year ended June 30, 2001, the Company issued 6,597,000 shares of common stock, valued at $4,545,902, in partial payment of notes payable held by a related Australian corporation, in whom we hold a 20% investment, and a non-related company (See Notes 7(A) and (B))).

During the year ended June 30, 2001, the Company issued 1,803,545 shares of common stock, valued at $412,800, for the conversion of convertible debentures.


          See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

        (A) Organization

        The Company was formed on April 30, 1998 and was inactive from its date of formation until April 1999 when it acquired all of the issued and outstanding stock of Media Forum International, Inc. ("MFI") in a reverse merger. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. The merger was treated as an acquisition of all of the assets of MFI and as a recapitalization of the Company. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart") an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technologies Pty Ltd (Australia) ("ACT-AU"), an affiliated entity. The Company accounts for its investment in ACT-AU under the equity method of accounting. In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of ACT-AU. In November 2000, the Company formed Advanced Network Technologies (USA), Inc. ("ANT"), a Delaware corporation owned 70% by the Company and 30% by ACT-AU. Both Australon and ANT are inactive. The Company intends to account for the future results of operations of Australon on an equity basis and ANT on a consolidated basis.

        The Company is a holding company, whose primary activity is the investment in companies involved in the wireless telecom industry. The Company expects to generate revenue from marketing and distribution of their wireless communication network products through licensing agreements with network providers.

        (B) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries AGC, Australon and ANT (all inactive). All significant intercompany transactions and balances have been eliminated in consolidation.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

        (D) Fair Value of Financial Instruments

        The  carrying  amounts  of  the  Company's  accounts  payable,   accrued
        liabilities, and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

        (E) Marketable Securities

        Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized losses, reported as a separate component of stockholders' equity.

        Declines in the fair value of individual available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

        (F) Property and Equipment

        Property and equipment are stated at cost and depreciated, using accelerated methods, over the estimated useful lives of 5 years.

        (G) Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

        There was no current income tax expense for the years ended June 30, 2001 and 2000 due to the net losses in both years and any deferred tax asset arising from the future benefit of the Company's net operating loss carryforwards has been fully reserved.

        (I) Comprehensive Income

        The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components.

        The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale marketable securities at their fair market value at year end are reported as Other Comprehensive Income
        (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity and in the Statement of Stockholders' Equity.

        (J) Revenue Recognition

        Revenue was generally recognized at the time telephone service minutes were used and based on the volume of call service provided to customers and processed by the Company's contractual service providers.

        (K) Concentration of Credit Risk

        The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

        (L) Loss Per Share

        Net loss per common share is computed based upon the weighted average common shares outstanding.

        (M) New Accounting Pronouncements

        The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

        completed.   This   statement  is  generally   effective   for  business
        combinations initiated on or after July 1, 2001.

        Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

        SFAS No. 142 is effective for years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

        Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged.

        The future adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2  DUE FROM AFFILIATE

        The Company has advanced funds to ACT-AU that is majority owned by a principal stockholder of the Company and in which it has a 20% investment (See Note 3 and 7(B)). These funds were provided in order to support the related company's operations. The Company has advanced $552,125 through June 30, 2001. These advances have been offset against the Company's Note Payable to ACT-AU (See Note 7(B)).

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

NOTE 3  LOSS FROM INVESTMENT IN AFFILIATE

        In April 2000, the Company acquired 20% of the common stock of ACT-AU, an affiliate (See Note 10(B)). The purchase price of the investment amounted to $19,350,000, and was comprised of a note payable for $7,500,000 (See Note 1(d) and Note 7(B)) and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as Goodwill.

        The Company's 20% interest in ACT-AU, was accounted for using the equity method of accounting and was stated at the amortized cost of Goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of ACT-AU was adjusted for the amortization of the Goodwill as discussed above. Amortization was computed on a straight-line basis over fifteen years. The amortization of Goodwill charged to income for the year ended June 30, 2001 and 2000 was $1,046,169 and $246,495 respectively.

        The following information is provided for ACT-AU at June 30, 2001 and 2000 and have been translated to US dollars using the average exchange rate for the years ended:

                                                June 30, 2001     June 30, 2000
                                               --------------    ---------------
        Average exchange rate for the year     $  .53913         $  .62939

        Revenue from operations                $    3,109,395    $       22,282
        Gross profit                           $    3,109,395    $       22,282
        Net loss from operations               $  (18,525,300)   $   (1,708,728)
        Net loss                               $  (18,525,300)   $   (1,708,728)

        During the year ended June 30, 2001, the Company reduced the carrying value of its investment in ACT-AU to $2,000,000 based on management evaluation of ACT-AU. This adjustment was necessitated by FASB 121 ("Accounting for Impairment of Long Lived Assets") and APB 18 ("The Equity Method of Accounting for Investments in Common Stock"). Such pronouncements require the annual evaluation of long lived assets for impairment.

        ACT-AU has a current period operating loss, combined with a history of operating losses, due to the fact that ACT-AU has been in development stage activities since inception, and has not yet made any sales. ACT-AU projections of estimated future cash flows could not be verified objectively because ACT-AU has not completed scheduled field trials of their system, a requisite before sales could be recognized.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

        The components of the investment in ACT-AU at June 30, 2001 are as follows:

                                   Investment       Goodwill           Total
                                  ------------    ------------     ------------
        At acquisition            $  3,657,472    $ 15,692,528     $ 19,350,000

        Investment loss             (3,657,472)             --       (3,657,472)
        Amortization of goodwill            --      (1,292,664)      (1,292,664)
        Impairment of goodwill              --     (12,399,864)     (12,399,864)
                                  ------------    ------------     ------------
        Balance at June 30, 2001  $         --    $  2,000,000     $  2,000,000
                                  ============    ============     ============

NOTE 4  REALIZED LOSS ON DECLINE IN MARKETABLE SECURITIES

        The Company's marketable securities were comprised of equity securities, all classified as available-for-sale, which were carried at their fair value based upon the quoted market prices of those investments at June 30, 2001and 2000. Declines in the fair value that are other than temporary result in write-downs of the securities and included in earnings as realized losses. The Company determined there was a permanent decline in the fair value of these securities and at June 30, 2001 and 2000 the Company wrote down these securities to their fair value of $0 and $6,825 respectively. This resulted in $6,825 and $119,925 being recognized in the statements of operations as a realized loss on decline in marketable securities for the year ended June 30, 2001 and 2000.

NOTE 5  PROPERTY AND EQUIPMENT

        Computer and office equipment                                  $ 31,234
        Less:  Accumulated depreciation                                 (11,635)
                                                                       --------
             Property and equipment - net                              $ 19,599
                                                                       ========

        Depreciation expense for the year ended June 30, 2001 and 2000 was $5,000 and $4,000, respectively.

NOTE 6  ACCRUED COMPENSATION

        The Company has an agreement with an individual to serve as the Chief Executive Officer of the Company (See Note 11). The individual agreed to defer payment of the amounts owed him pursuant to the agreement due to the Company's lack of funds. During fiscal June 30, 2001, $247,500 was accrued and charged to consulting fees on the statement of operations. The Company owed the individual $479,050 at June 30, 2001.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

NOTE 7  NOTES AND LOAN PAYABLE

        (A) Note Payable

        MFI was obligated to pay $150,000 to a company (the "Payee") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due to the Payee. However, a dispute arose as to whether the Payee authorized the issuance of the shares. The Payee filed a suit during December 1997, to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable at June 30, 2000 of $234,507. In June 2000, the parties agreed to settle the matter for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. The Company made a payment of $50,000 by June 30, 2000. The $150,000 remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by the Company. The revised obligation was to be paid by August 14, 2000. The Company defaulted on this revised payment obligation and a judgment against the Company was entered. In October 2000, the Company sold the 75,000 shares of stock realizing $41,802 which it remitted in partial repayment of its outstanding debt. As of June 30, 2001, the Company's remaining balance and accrued interest on this obligation was $118,530 (See Note 15).

        (B) Note Payable to affiliate

        The Company had a non-interest bearing note payable to an affiliate of $7,500,000 as of April 5, 2000 (See Note 3). The following schedule represents payments on such debt by issuance of restricted common stock. Such transactions were recorded at the market price of the stock at date of issuance.

                                         Shares of Common
                Date                      Stock Issued                Value
        ---------------------            -------------            ------------

        September 2000                       5,000,000            $  3,500,000
        October 2000              (1)          460,000                 460,000
        June 2001                            1,137,000                 567,100
                                         -------------            ------------
                                             6,597,000            $  4,527,100
                                         -------------            ------------

        (1) This transaction resulted in a gain on extinguishment of debt of $23,000.

        During the year ended June 30, 2001 the Company repaid an aggregate of $247,608 of the obligation in cash.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

        Pursuant to the terms of the April 5, 2000 Stock Purchase Agreement between the Company and ACT-AU, the Company has elected to reduce its outstanding loan balance by $552,125 for funds previously advanced to ACT-AU.

        As of June 30, 2001, the balance of the Company's obligation to ACT-AU was $2,173,167.

        (C) Loan Payable to Shareholder

        As of June 30, 2001, the Company owed a shareholder $796,000 for funds advanced to the Company to provide working capital for normal business operations. This loan is non-interest bearing.

NOTE 8  CONVERTIBLE DEBENTURES

        On September 30, 1999, the Company entered into secured convertible debentures purchase agreement with two companies, who were stockholders of the Company, whereby the Company sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, which were convertible into shares of the Company's Class A Common Stock. In addition, on September 30, 1999, the Company issued another convertible debenture to an unrelated party in the amount of $150,000 (See Note 13(B)(ii). The debentures were convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion was to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date

        The convertible debentures contained a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $650,000, was recorded as an interest expense and a component of equity on the issuance date (See Note 13(B)(i)).

        During December, 2000, holders of $412,800 of convertible debentures elected to convert their notes into 1,803,545 of the Company's restricted common stock. The Company further reduced these bonds payable by offsetting a related bond receivable in the amount of $36,450.

        As of June 30, 2001, $200,750 of Secured Convertible Debentures are still outstanding. The Company is in default based on the April 1, 2000 due date (See Note 13(B)(i)).

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

NOTE 9   STOCKHOLDERS' EQUITY (DEFICIENCY)

        (A) Private Placement

        During the period of December 2000 to June 2001, pursuant to a private placement under Regulation D, Rule 506, the Company issued 3,060,600 shares of common stock and 3,060,000 warrants at $.30 per share. The Company received $1,168,180 from investors, which included $250,000 for stock not yet issued as of June 30, 2001 and $275,454 for warrants.

        The Company issued 250,000 shares of common stock, valued at $75,000, in payment of offering costs incurred. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering.

        The fair market value of the warrants, aggregating $275,454, was estimated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 49.84%, risk-free interest rate 4.22%, expected option life 2 years. At June 30, 2001, no warrants have been exercised.

        (B) Stock Issued For Services

        During the year ended June 30, 2001, the Company issued 1,051,491 shares of common stock for services. The stock was valued based on the quoted trading price on the grant dates, which aggregated $328,870.

        During the year ended June 30, 2000, the Company issued 2,585,000 shares of common stock for services. The stock was valued based on the quoted trading price on the grant dates, which aggregated $3,384,358.

        (C) Stock Issued For Extinguishment of Debt

        During the year ended June 30, 2001, the Company issued 6,597,000 shares of common stock for the extinguishment of debt. The stock was valued based on the quoted trading price on the grant dates, which aggregated $4,545,902 (See Notes 7(A) & 7(B)).

        (D) Stock Retired

        During the year ended June 30, 2001, the Company retired 500,000 shares of restricted common stock, valued at $375,000. The stock was originally issued to the owners of World IP in connection with that company's acquisition in November 1999 and was then retired pursuant to a rescission of this transaction in October 2000.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

NOTE 10 RELATED PARTIES

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

        (C) Legal Counsel

        Certain of the Company's legal counsel are stockholders of the Company. (See Notes 2, 3, & 11 for additional related party disclosures).

NOTE 11 EXECUTIVE EMPLOYMENT AGREEMENTS

        On November 29, 1999, the Company entered into an employment agreement with a consulting organization to provide the functions customarily provided by a Chief Financial Officer. As compensation for these services, the Company pays $5,000 monthly in advance, plus 100,000 restricted shares of the Company's common stock. Starting April 1, 2000, compensation for these services increased to $10,000 per month. On September 1, 2000, the Company entered into another one-year consulting agreement with the Chief Financial Officer. A signing bonus of 75,000 shares of stock was issued, valued at $67,500. This contract expired August 31, 2001, but was orally extended to December 31, 2001. As compensation, the individual receives $10,000 per month in cash and $10,000 per month in stock

        Effective July 1, 2000, the Company and its Chief Executive Officer entered into an employment agreement that compensates the individual at $15,000 per month and a bonus of $50,000. Effective December 1, 2000, the compensation increased to $17,500 per month.

NOTE 12 UNSUCCESSFUL PROPOSED ACQUISITIONS

        (A)  ORBCOMM Global L.P.

        In February 2001, the Company was the successful bidder to purchase the assets of ORBCOMM Global L.P and related debtors (collectively "ORBCOMM"). ORBCOMM, a partnership formed by Teleglobe Holding Corp. and Orbital Sciences Corporation, is the owner and operator of 30 low earth orbit satellites, digital satellite communications

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

        systems, gateway earth stations, control center facilities and related equipment, and intellectual property. ORBCOMM provides asset monitoring, global positioning, communications and other data information services. In September 2000, ORBCOMM filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Court"). In March 2001, the Court entered an Order to approve the sale of substantially all of ORBCOMM's assets to the Company.

        The assets were to be owned by a newly formed entity owned by the Company's 50% owned U.S. affiliate, Australon USA, Inc. The Company also entered into a joint venture agreement with another bidder to sell a portion of the new entity's equity in return for a substantial capital commitment. The Company's joint venture partner subsequently defaulted on its commitment to provide capital to the new entity. Because of the extreme time constraints place by the Court on the Company to close the transaction, and the substantial capital commitment needed to turn ORBCOMM's business around, Company management subsequently determined that it was no longer in the Company's best interest to pursue this acquisition. In the unsuccessful attempt to acquire the assets of ORBCOMM, the Company incurred expenses totaling $835,375 which are included in the Company's Income Statement for the year ended June 30, 2001. Of this amount, the Company incurred a loss in the amount of $425,000 relating to a non-refundable bid deposit made in connection with the proposed acquisition. The balance of expenses were included in professional fees totaling $395,151 and in other selling and administrative expenses totaling $15,224.

        (B) Beneventure Capital, LLC

        On February 5, 2001, the Company entered into a Letter of Intent with an individual and his majority owned company, Beneventure Capital , LLC ("Beneventure") to acquire the assets of Beneventure in exchange for shares of stock of the Company. Beneventure is a privately held technology investment and management company that owns varying interests in private companies involved in the telecommunications, semiconductor, Internet and financial services industries. After many attempts to negotiate an agreement with Beneventure, the Company ceased negotiations and determined that the acquisition was not in the best interests of the Company. In the unsuccessful attempt to acquire the assets of Beneventure, the Company incurred $125,965 of professional fees and expenses that are included in the Company's Income Statement for the year ended June 30, 2001.

NOTE 13 COMMITMENTS AND CONTINGENCIES

        (A) Lease Agreements

        The Company has agreements for the rental of its offices, aggregating $7,050 per month with lease terms of twelve months as renewed on the first day of March and April 2001,

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

        with options to automatically renew these leases each year. The minimum lease payments for the remaining life of these leases is $56,400.

        (B) Legal Matters

        (i) As of June 30, 2001, the Company is in default on its obligation to the debenture holders based on the April 1, 2000 due date. (See Note 8). Two debenture holders filed a lawsuit during April 2001 for damages arising from the alleged default of the Company in making payments of principal and interest. The complaint also alleges that the plaintiffs sustained damages arising from the Company's failure to file a registration statement which was required by the terms of the debentures. The Company intends to defend this action vigorously. Based on the facts known to date, an unfavorable outcome is likely, however the likely range of potential loss is not determinable at this time.

        (ii) As of June 30, 2001, the Company had agreed to settle a dispute regarding the convertible promissory note. The Company is in default on this obligation. A judgement against the Company has been entered. The potential loss is believed to be the recorded liability at June 30, 2001 of $118,530 plus additional accrued interest (See Note 7(A)). This judgement was fully satisfied in October 2001.

        (iii) In July 2000, several stockholders filed an action against the Company to allow shares of the stock to be transferred from restrictive to unrestrictive under a Rule 144 exemption. The outcome of this litigation is unknown.

        (iv) In September 2000, a Third Party complaint was filed against the Company, which alleges that the Company failed to pay a break-up or termination fee in excess of $50,000. This allegedly was due to a failure of the parties to consummate a merger agreement. The outcome of this litigation is unknown.

        (v) In October 2000, the Company filed suit against the World Group and its stockholders for the rescission of the World IP agreement and for monetary damages resulting from management's alleged breach of the agreement. The outcome of this litigation is unknown.

NOTE 14 GOING CONCERN

        The Company's consolidated financial statements for the year ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $19,732,566 for the year ended June 30, 2001, a working capital deficiency of $2,421,719, and a stockholders' deficiency of $2,569,792.

        The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management anticipates that the issuance of securities will generate sufficient resources to assure continuation of the Company's operations (See Note 9A and 15).

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

        The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 15 SUBSEQUENT EVENTS

        In July and August 2001, the Company authorized the issuance of 1,190,000 Regulation 144 shares on behalf of ACT-AU in consideration for a $357,000 credit ($.30 a share) against the outstanding debt incurred for the 20% equity purchase of ACT-AU. These shares were issued on August 29, 2001.

        In addition, on August 29, 2001, the Company issued 1,233,333 shares of stock for cash of $370,000 to purchasers in connection with a Regulation D Section 506 private placement. Finally, on August 29, 2001, the Company issued 780,240 shares of stock to professionals for legal and other services, valued at $234,700.

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                                FINANCIAL REPORT
                         FOR THE YEAR ENDED 30 JUNE 2001

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Directors' Report                                                            1

Financial Report

    Statement of Financial Performance                                       3

    Statement of Financial Position                                          4

    Statement of Cash Flows                                                  5

    Notes to Financial Statements                                           6-11

Directors' Declaration                                                       12

Independent Audit Report                                                   13-14

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                                DIRECTORS' REPORT

Your directors present their financial report on the company and its controlled entity for the financial year ended 30 June 2001.

DIRECTORS

The names of directors in office at any time during or since the end of the financial year are:

Jason Roger May                                     Roger Thomas May

Directors have been in office since the start of the financial year to the date of this report unless otherwise stated.

NET LOSS AFTER INCOME TAX

The consolidated loss of the economic entity for the financial year after providing for income tax and eliminating outside equity interests amounted to $34,361,472.

REVIEW OF OPERATIONS

A review of the operations of the economic entity during the financial year and the results of those operations are as follows:

During the year, the economic entity continued to engage in its principal activity, the results of which are disclosed in the attached financial statements.

SIGNIFICANT CHANGES IN STATE OF AFFAIRS

No significant changes in the state of affairs of the economic entity occurred during the financial year.

PRINCIPAL ACTIVITIES

The principal activities of the economic entity during the financial year were:

No significant change in the nature of these activities occurred during the year.

AFTER BALANCE DATE EVENTS

No matters or circumstances have arisen since the end of the financial year which significantly affected or may significantly affect the operations of the economic entity, the results of those operations, or the state of affairs of the economic entity in subsequent financial years.

LIKELY DEVELOPMENTS

Likely developments in the operations of the economic entity and the expected results of those operations have not been included in this report as the directors believe, on reasonable grounds, that the inclusion of such information would be likely to result in unreasonable prejudice to the economic entity.

ENVIRONMENTAL ISSUES

The  economic  entity's   operations  are  not  regulated  by  any  law  of  the
Commonwealth or of a State or Territory.

DIVIDENDS PAID, RECOMMENDED AND DECLARED

No dividends were paid or declared since the start of the financial year. No recommendation for payment of dividends has been made.

OPTIONS

No options over issued shares or interests in the economic entity were granted during or since the end of the financial year and there were no options outstanding at the end of the financial year.

INDEMNIFICATION OF OFFICER OR AUDITOR

No indemnities have been given or insurance premiums paid, during or since the end of the financial year, for any person who is or has been an officer or auditor of the economic entity.

PROCEEDINGS ON BEHALF OF THE COMPANY

No person has applied for leave of Court to bring proceedings on behalf of the company or intervene in any proceedings to

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                          DIRECTORS' REPORT (CONTINUED)

PROCEEDINGS ON BEHALF OF THE COMPANY (CONTINUED)

which the company is a party for the purpose of taking responsibility on behalf of the company for all or any part of those proceedings.

The company was not a party to any such proceedings during the year.

Signed in accordance with a resolution of the directors:

Director       /s/ Jason May
         ---------------------------
              Jason Roger May

Director       /s/ Roger May
         ---------------------------
             Roger Thomas May

Dated this 17th day of October 2001

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                       STATEMENT OF FINANCIAL PERFORMANCE
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

                                                                 Economic Entity               Parent Entity
                                                   Note       2001           2000          2001             2000
                                                                $              $             $                $

Revenues from ordinary activities                    3      5,767,431         35,402      4,467,444         25,632

Expenses from ordinary activities,
excluding borrowing costs expense

   Employee benefits expense                               (9,646,844)    (1,609,344)    (8,433,159)    (1,495,925)
   Depreciation and amortisation expenses                  (1,542,230)      (164,517)      (935,517)      (164,517)
   Other expenses from ordinary activities                (34,326,199)    (1,069,420)   (26,733,691)      (863,122)
                                                          -----------     ----------    -----------     ----------
                                                          (45,515,273)    (2,843,281)   (36,102,367)    (2,523,564)
                                                          -----------     ----------    -----------     ----------
Profit (loss) from ordinary activities
before income tax expense (income
tax revenue)                                         2    (39,747,842)    (2,807,879)   (31,634,923)    (2,497,932)
                                                          -----------     ----------    -----------     ----------
Income tax expense                                                 --             --             --             --

Profit (loss) from ordinary activities
after related income tax expense
(income tax revenue)                                      (39,747,842)    (2,807,879)   (31,634,923)    (2,497,932)
                                                          -----------     ----------    -----------     ----------
Net Profit/loss attributable to outside
equity interests                                            5,386,370         92,984             --             --

Net profit (loss) attributable to the
members of the entity                                     (34,361,472)    (2,714,895)   (31,634,923)    (2,497,932)

Total changes in equity other than those
resulting from transactions with owners
as owners                                                 (34,361,472)    (2,714,895)   (31,634,923)    (2,497,932)
                                                          ===========     ==========    ===========     ==========

        The accompanying notes form part of these financial statements.

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                         STATEMENT OF FINANCIAL POSITION
                               AS AT 30 JUNE 2001

                                                     Economic Entity              Parent Entity
                                        Note      2001           2000            2001          2000
                                                    $              $               $             $
CURRENT ASSETS
Cash assets                              4        370,405         15,894          6,440          8,977
Receivables                              5      5,293,984     12,551,607     10,743,976     12,543,837
Stock on hand                                     147,311             --             --
Other                                    6        136,186         40,101         56,213         40,081
                                              -----------     ----------    -----------     ----------
TOTAL CURRENT ASSETS                            5,947,886     12,607,602     10,806,629     12,592,895
                                              ===========     ==========    ===========     ==========
NON-CURRENT ASSETS
Other financial assets                   7      3,003,000     19,586,777      3,000,000     19,586,777
Property, plant and equipment            8      3,498,769      1,450,578      2,094,772      1,432,279
Intangible assets                        9     12,923,042             --             --             --
Other                                   10      3,286,548             --             --             --
                                              -----------     ----------    -----------     ----------
TOTAL NON-CURRENT ASSETS                       22,711,359     21,037,355      5,094,772     21,019,056
                                              -----------     ----------    -----------     ----------
TOTAL ASSETS                                   28,659,245     33,644,957     15,901,401     33,611,951
                                              ===========     ==========    ===========     ==========

CURRENT LIABILITIES
Payables                                11     20,822,514      4,227,372     17,766,125      3,910,323
Interest bearing liabilities            12        431,571        207,359        239,676        207,359
Provisions                              13        251,774        182,670        179,619        156,796
                                              -----------     ----------    -----------     ----------
TOTAL CURRENT LIABILITIES                      21,505,859      4,617,401     18,185,420      4,274,468
                                              ===========     ==========    ===========     ==========
TOTAL LIABILITIES                              21,505,859      4,617,401     18,185,420      4,274,468
                                              ===========     ==========    ===========     ==========
NET ASSETS                                      7,153,386     29,027,556     (2,284,019)    29,337,473
                                              ===========     ==========    ===========     ==========
EQUITY
Contributed equity                             31,983,472     31,983,502     31,983,472     31,983,472

Retained profits/(accumulated losses)         (37,224,434)    (2,862,962)   (34,267,491)    (2,645,999)
                                              -----------     ----------    -----------     ----------
Parent entity interest                         (5,240,962)    29,120,540     (2,284,019)    29,337,473
Outside equity interest                        12,394,348        (92,984)            --             --
                                              -----------     ----------    -----------     ----------
TOTAL EQUITY                                    7,153,386     29,027,556     (2,284,019)    29,337,473
                                              ===========     ==========    ===========     ==========

        The accompanying notes form part of these financial statements.

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                             STATEMENT OF CASH FLOWS
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

                                                          Economic Entity            Parent Entity
                                         Note          2001           2000          2001          2000
                                                         $              $             $             $
CASH FLOW FROM OPERATING ACTIVITIES
Receipts from customers                              5,246,206         6,396     5,759,763         4,426
Payments to suppliers and employees                 (5,003,041)   (1,089,050)   (5,873,746)     (937,256)
Interest received                                           --         5,272            --         5,232
Income tax paid                                         (7,471)           --        (7,471)           --
                                                    ----------    ----------    ----------    ----------
Net cash used in operating activities                  235,694    (1,077,382)     (121,454)     (927,598)
                                                    ----------    ----------    ----------    ----------
CASH FLOW FROM INVESTING ACTIVITIES
Payment for property, plant & equipment             (4,634,436)   (1,336,863)   (4,634,436)   (1,318,564)
Payment for investments                                 (5,650)           --        (5,650)           --
                                                    ----------    ----------    ----------    ----------
Net cash used in investing activities               (4,640,086)   (1,336,863)   (4,640,086)   (1,318,564)
                                                    ----------    ----------    ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowing's                            4,514,010     2,111,060     4,514,010     1,936,060
                                                    ----------    ----------    ----------    ----------
Net cash used in financing activities                4,514,010     2,111,060     4,514,010     1,936,060
                                                    ----------    ----------    ----------    ----------

Net (decrease)/increase in cash held                   109,618      (303,185)     (247,530)     (310,102)
Cash at beginning of the year                           15,894       319,079         8,977       319,079
                                                    ----------    ----------    ----------    ----------
Cash at end of year                       14(a)        125,512        15,894      (238,553)        8,977
                                                    ----------    ----------    ----------    ----------

        The accompanying notes form part of these financial statements.

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

NOTE 1: STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

This financial report is a special purpose financial report prepared in order to satisfy the financial report preparation requirements of the Corporations Law. The directors have determined that the economic entity is not a reporting entity.

The report has been prepared in accordance with the requirements of the Corporations Law, and the following applicable Accounting Standards:

AASB 1031:    Materiality

AASB 1002:    Events Occurring After Reporting Date

AASB 1026:    Statement of Cash Flows

AASB 1018:    Statement of Financial Performance

AASB 1025:    Application of the Reporting Entity Concept and Other Amendments

AASB 1034:    Information to be Disclosed in Financial Reports

AASB 1040:    Statement of Financial Position

No other applicable Accounting Standards, Urgent Issues Group Consensus Views or other authoritative pronouncements of the Australian Accounting Standards Board have been applied.

The following specific accounting policies, which are consistent with the previous period unless otherwise stated, have been adopted in the preparation of this report:

(a)     Principles of Consolidations

        The  economic  entity   comprises  the  financial   report  of  Advanced
        Communications Technology (Australia) Pty Ltd and of its controlled entities.

        A controlled entity is any entity controlled by Advanced Communications Technology (Australia) Pty Ltd. Control exists where Advanced Communications Technology (Australia) Pty Ltd has the capacity to dominate the decision-making in relation to the financial and operating policies of another entity so that the other entity operates with Advanced Communications Technology (Australia) Pty Ltd to achieve the objectives of Advanced Communications Technology (Australia) Pry Ltd.

        All inter-company balances and transactions between entities in the economic entity, including any unrealised profits or losses, have been eliminated on consolidation.

        Where a controlled entity has entered or left the economic entity during the year its operating results have been included from the date control was obtained or until the date control ceased.

(b)     Property, Plant and Equipment

        Property, plant and equipment are carried at cost, independent or directors' valuation. All assets, excluding freehold land and buildings are depreciated on a straight line basis over their useful lives or at depreciation rates set by the Commissioner of Taxation.

The depreciation rates used for each class of assets are:

Class of fixed asset                 Depreciation rates      Depreciation basis

Buildings                                   2.5%               Straight Line
Leasehold improvements                      2.5%               Straight Line
Plant and equipment                        10-15%              Straight Line
Leased plant and equipment                 10-15%              Straight Line
Motor Vehicles                             22.5%               Straight Line
Office Equipment                           20-40%              Straight Line
Furniture, Fixtures and Fittings           10-20%              Straight Line
Computer Equipment                         30-40%              Straight Line

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

(c)     Leases

        Leases of fixed assets, where substantially all the risks and benefits incidental to the ownership of the asset, but not the legal ownership, are transferred to the entities within the economic entity are classified as finance leases. Finance leases are capitalised, recording an asset and a liability equal to the present value of the minimum lease payments, including any guaranteed residual values. Leased assets are depreciated on a straight line basis over their estimated useful lives where it is likely that the economic entity will obtain ownership of the asset, or over the term of the lease. Lease payments are allocated between the reduction of the lease liability and the lease interest expense for the period.

(d)     Investments

        Investments are carried at cost or at directors valuation. Dividends are brought to account in the Profit and Loss Account when received.

(e)     Cash

        For the purposes of the statement of cash flows; cash includes cash on hand and at call deposits with banks or financial institutions, investments in money market instruments maturing within less than two months and net of bank overdrafts.

(f)     Revenue

        Revenue from the sale of goods is recognised upon the delivery of goods to customers.

(g)     Comparatives

        Where necessary comparatives have been amended to reflect changes in applicable accounting standards.

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

                                                Economic Entity              Parent Entity
                                     Note      2001          2000         2001           2000
                                                 $             $            $              $
NOTE 2: OPERATING PROFIT

Operating profit before abnormal
items and income tax has been
determined after:

(a) Expenses;

Depreciation of non-current assets          1,024,554       78,818      866,614       78,818
Amortisation of non-current assets            517,677       85,699       68,904       85,699

(b) Significant expenses

The following items of expense
are relevant in explaining the
financial performance

Write-down of deferred exploration
expenditure                                 5,300,000           --           --           --
Write-down of investment in ADVC           20,586,777           --   20,586,777           --

NOTE 3: REVENUE

Operating activities

Aus Industry Grants                         4,400,000           --    4,400,000           --
Sales income                                  567,215        9,730       12,300           --
Other operating Income                        787,206       20,400       42,134       20,400
                                           ----------   ----------   ----------   ----------
                                            5,754,421       30,130    4,454,434       20,400
                                           ----------   ----------   ----------   ----------
Non-operating activities

Interest received                               9,271        5,272        9,271        5,232
Insurance received                              3,739           --        3,739           --
                                           ----------   ----------   ----------   ----------
                                               13,010        5,272       13,010        5,232
                                           ----------   ----------   ----------   ----------
Total Revenue                               5,767,431       35,402    4,467,444       25,632
                                           ==========   ==========   ==========   ==========

NOTE 4: CASH

Cash on hand                                    7,169        1,603        1,723        1,203
Cash at bank                                  363,236       14,291        4,717        7,774
                                           ----------   ----------   ----------   ----------
                                              370,405       15,894        6,440        8,977
                                           ==========   ==========   ==========   ==========

NOTE 5: RECEIVABLES

CURRENT
Trade debtors                                 538,172       23,711       16,875       15,971
                                           ----------   ----------   ----------   ----------
Amounts receivable from:
Controlling entity                          4,018,150   12,396,694    4,018,150   12,396,694
Australon Limited                                  --           --      310,573           --
Australon Pty Ltd                                  --           --      195,000           --
Advanced Network Technologies                      --           --    5,444,400           --
Data Link Technologies                             --           --       25,000           --
Other Receivables                             737,662      131,202      733,978      131,172
                                           ----------   ----------   ----------   ----------
                                            4,755,812   12,527,896   10,727,101   12,527,866
                                           ----------   ----------   ----------   ----------
                                            5,293,984   12,551,607   10,743,976   12,543,837
                                           ==========   ==========   ==========   ==========

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

                                                      Economic Entity              Parent Entity
                                     Note         2001            2000          2001            2000
                                                    $               $             $               $

NOTE 6: OTHER ASSETS

CURRENT
Prepayments                                         65,801             --         56,213             --
Other                                               70,385         40,101             --         40,081
                                               -----------    -----------    -----------    -----------
                                                   136,186         40,101         56,123         40,081
                                               ===========    ===========    ===========    ===========

NOTE 7: OTHER FINANCIAL ASSETS

NON-CURRENT
Shares in controlling entity                     3,000,000     19,586,777      3,000,000     19,586,777
Other investments                                    3,000             --             --             --
                                               -----------    -----------    -----------    -----------
                                                 3,003,000     19,586,777      3,000,000     19,586,777
                                               ===========    ===========    ===========    ===========

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

Leasehold Improvements                             215,331             --         48,931             --
Less Accumulated Depreciation                      (27,837)            --         (1,931)            --
                                               -----------    -----------    -----------    -----------
                                                   187,494             --         47,000             --
                                               -----------    -----------    -----------    -----------

Plant & Equipment                                4,287,091      1,339,502      2,832,621      1,321,203
Less Accumulated Depreciation                   (1,153,900)       (78,959)      (945,573)       (78,959)
                                               -----------    -----------    -----------    -----------
                                                 3,133,191      1,260,543      1,887,048      1,242,244
                                               -----------    -----------    -----------    -----------

Plant & Equipment under lease                      333,461        275,734        313,396        275,734
Less Accumulated Depreciation                     (155,376)       (85,699)      (152,672)       (85,699)
                                               -----------    -----------    -----------    -----------
                                                   178,085        190,035        160,725        190,035
                                               -----------    -----------    -----------    -----------

Total Property, Plant & Equipment                3,498,769      1,450,578      2,094,772      1,432,279
                                               ===========    ===========    ===========    ===========

NOTE 9: INTANGIBLE ASSETS

Goodwill                                        12,041,611             --             --             --
Less Accumulated Amortisation                     (323,468)            --             --             --
                                               -----------    -----------    -----------    -----------
                                                11,718,143             --             --             --
                                               -----------    -----------    -----------    -----------

Intellectual property at Directors valuation     1,330,204             --             --             --
Less Accumulated Amortisation                     (125,305)            --             --             --
                                               -----------    -----------    -----------    -----------
                                                 1,204,899             --             --             --
                                               -----------    -----------    -----------    -----------
                                                12,923,042             --             --             --
                                               ===========    ===========    ===========    ===========

NOTE 10: OTHER ASSETS

NON-CURRENT
Research and development - at cost                 245,061             --             --             --
                                               -----------    -----------    -----------    -----------
Deferred Exploration Expenditure                 8,341,163             --             --             --
Less Provision for Diminution                   (5,300,000)            --             --             --
                                               -----------    -----------    -----------    -----------
                                                 3,041,163             --             --             --
                                               -----------    -----------    -----------    -----------

Other Assets                                           324             --             --             --
                                               -----------    -----------    -----------    -----------
                                                 3,286,548             --             --             --
                                               ===========    ===========    ===========    ===========

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

                                                  Economic Entity               Parent Entity
                                   Note         2001         2000             2001          2000
                                                  $            $                $             $
NOTE 11: PAYABLES

CURRENT
Unsecured liabilities
Trade Creditors                              7,442,724      l,634,322      5,943,815      1,492,273
Other Creditors & Accruals                   1,129,799             --        993,487             --
                                           -----------    -----------    -----------    -----------
                                             8,572,523      1,634,322      6,937,302      1,492,273
                                           -----------    -----------    -----------    -----------

Loans payable to:
ACT US inc                                          --        588,163             --        588,163
Global Communications Technology             2,646,666      1,819,887      2,646,666      1,644,887
Directors                                    5,292,269        185,000      4,935,000        185,000
May & Sons Pty Ltd                              80,000             --         80,000             --
Australon Enterprises Ltd                       (3,175)            --             --             --
Partnership Loan                               269,942             --             --             --
Other loans                                  3,964,279             --      3,167,157             --
                                           -----------    -----------    -----------    -----------
                                            12,249,991      2,593,050     10,828,823      2,418,050
                                           -----------    -----------    -----------    -----------
                                            20,822,514      4,227,372     17,766,125      3,910,323
                                           ===========    ===========    ===========    ===========

NOTE 12: INTEREST BEARING LIABILITIES

CURRENT
Unsecured liabilities
Bank overdrafts                                248,282             --         75,275             --
Lease Liabilities                              183,289        207,359        164,401        207,359
                                           -----------    -----------    -----------    -----------
                                               431,571        207,359        239,676        207,359
                                           ===========    ===========    ===========    ===========

NOTE 13: PROVISIONS

CURRENT
Employee entitlements                          251,774        137,911        179,619         44,758
Other provisions                                    --         44,759             --        112,038
                                           -----------    -----------    -----------    -----------
                                               251,774        182,670        179,619        156,796
                                           ===========    ===========    ===========    ===========

NOTE 14: CASH FLOW INFORMATION

(a) Reconciliation of Cash
Cash at the end of the financial year
as shown in the statements of cash flows is reconciled to the related items in the balance sheet as follows:

     Cash on hand                                7,269          1,603          1,723          1,203
     Cash at bank                              363,236         14,291          4,717          7,774
     Bank overdrafts                          (244,993)            --       (244,993)            --
                                           -----------    -----------    -----------    -----------
                                               125,512         15,894       (238,553)         8,977
                                           ===========    ===========    ===========    ===========

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

NOTE 15: ECONOMIC DEPENDENCE - GOING CONCERN

The major issue affecting the company is it's ongoing financial viability. The group has as it's major asset technology which is recorded in it's, controlled entity at directors valuation of $18 million. An independent valuation has been completed which is in excess of this amount. The accounts have been prepared on a going concern basis which assumes that the company has the ability to continue in business in the foreseeable future. This ability is dependent upon:

-     Support of major shareholders

- The successful exploitation of technology within the Group which will generate sufficient profits or other Cash flows to support their carrying value.

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                             DIRECTORS' DECLARATION

The directors of the company have determined that the company is not a reporting entity. The directors have determined that this special purpose financial report should be prepared in accordance with the accounting policies outlined in Note 1 to the financial statements.


The directors of the company declare that:

1.    The financial statements and notes, as set out on pages 3 to 11:

      (a) comply with accounting standards as detailed in Note 1 to the financial statements and the Corporations Law; and

      (b) give a true and full view of the financial position as at 30 June 2001 and it's performance for the year ended on that date of the company and economic entity.

2. In the directors' opinion there are reasonable grounds to believe that the company will be able to pay its debts as and when they become due and payable.

This declaration is made in accordance with a resolution of the directors.


Director          /s/ Jason May
           ------------------------------
                 Jason Roger May

Director          /s/ Roger May
           ------------------------------
                 Roger Thomas May


Dated this         day of October       2001

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617

                            Independent Audit Report
                                To The Members Of
            Advanced Communications Technologies (Australia) Pty Ltd

Scope

We have audited the attached financial statements, being a special purpose financial report of Advanced Communication Technologies (Australia) Pty Ltd for the financial year ended 30th June 2001 including the Directors' Declaration. The financial report includes the financial statements of the consolidated entity comprising the company and the entities it controlled at year's end or from time to time during the financial year. The company's directors are responsible for the financial report. We have conducted an independent audit of this financial report in order to express an opinion on it to the members of the company.

The financial report has been prepared for distribution to members for the purpose of fulfilling the directors' financial reporting requirements under the company's constitution. We disclaim any assumption of responsibility for any reliance on this report or on the financial report to which it relates to any person other than the members or for any purpose other than that for which it was prepared.

Our audit has been conducted in accordance with Australian Auditing Standards to provide reasonable assurance, whether the financial report is free from material misstatement. Our procedures include examination, on a test basis, of evidence supporting the amounts and other disclosures in the financial report, and the evaluation of accounting policies and significant accounting estimates. These procedures have been undertaken to from an opinion whether, in all material respects, the financial report is presented fairly in accordance with Australian Standards, other mandatory professional reporting requirements and statutory requirements, in Australia, so as to present a view which is consistent with our understanding of the company's and the consolidated entity's financial position and performance as represented by the results of their operations and their cash flows.

Audit Opinion

In our opinion, the financial report of Advanced Communications Technologies (Australia) Pty Ltd is in accordance with:

(a)   the Corporations Act 2001 including:

      (i) giving a true and fair view of the company's and the consolidated entity's financial position as at 30 June 2001 and of their performance for the year ended on that date in accordance with the accounting policies described in note 1; and

      (ii) complying with AASB 1025: Application of the Reporting Entity Concept and Other Amendments, AASB 1034: Information to be Disclosed in Financial Report, other Accounting Standards to the extent described in Note 1 and the Corporations Regulations; and

(b)   other  mandatory   professional   reporting  requirements  to  the  extent
      described in Note 1.

Inherent Uncertainty

Without qualification to the opinion expressed above, attention is drawn to the following matters:

1. A subsidiary Australon Limited has stated in their audit report that "As a result of the acquisition of Australon Enterprises Pty Ltd, intangible assets representing intellectual property, of $18,000,000 and goodwill, of $48,330,204 were recognised. The valuation of each of these assets in based on an independent valuation. The valuation takes into account the future value of contracts for the development of products utilising the intellectual property. The ability of Australon Limited to recover the costs associated with the intellectual property and goodwill will depend on the successful exploration of assets recorded in the balance sheet to generate sufficient profits or cash flows to support their carrying value." The company, Australon Limited is a controlled entity and these items have been eliminated on consolidation and the technology is restated at its original cost to the group.

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617

                            Independent Audit Report
                                To The Members Of
            Advanced Communications Technologies (Australia) Pty Ltd


2. The parent entity Advanced Communications Technologies (Australia) Pty Ltd is dependent upon the financial support of its shareholders to ensure it can continue as a going concern and therefore whether it will realise its assets and extinguish its liabilities in the normal course of business. Refer note 15.

C W Stirling & Co.
Chartered Accountants

/s/ John A Phillips
-------------------------
Mr John A Phillips
Partner

Dated this 17th day of October 2001.