Form 10QSB
period 2001-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2001-11-14
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 1O-QSB

                                   (check one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Three Months Ended September 30, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        Commission File Number 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

  As of September 30, 2001, 97,693,489 shares of the registrant's no par value common stock were issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

      Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001 (Audited)

      Consolidated Statement of Operations for the three months ended September 30, 2001 and September 30, 2000

      Consolidated Statement of Changes in Stockholders' Deficiency for the three months ended September 30, 2001

      Consolidated Statement of Cash Flows for the three months ended September 30, 2001 and September 30, 2000

Notes to Unaudited Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II-OTHER INFORMATION

ITEM 2. Changes in Securities

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Subsequent Events, Exhibits and Reports on Form 8-K

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                 September 30, 2001     June 30, 2001
                                                                     (Unaudited)          (Audited)
                                                                     -----------          ---------
ASSETS:

     Cash                                                           $     54,594        $      6,816
     Prepaid expenses                                                         --              10,000
                                                                    ------------        ------------

TOTAL CURRENT ASSETS                                                      54,594              16,816
                                                                    ------------        ------------

PROPERTY & EQUIPMENT - NET                                                18,599              19,599
                                                                    ------------        ------------

OTHER ASSETS
     Goodwill, less accumulated amortization of
       $100,000                                                        1,900,000           2,000,000
     Deposits                                                              5,525               5,525
                                                                    ------------        ------------

TOTAL OTHER ASSETS                                                     1,905,525           2,005,525
                                                                    ------------        ------------

TOTAL ASSETS                                                        $  1,978,718        $  2,041,940
                                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES

   CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $    743,111        $    844,205
     Accrued compensation                                                531,550             479,050
     Note Payable-Grassland                                              122,736             118,530
     Loan Payable to shareholder                                         821,200             796,000
     Convertible debentures                                              200,750             200,750
     Other advances                                                       63,000                  --
                                                                    ------------        ------------

TOTAL CURRENT LIABILITIES                                              2,482,347           2,438,535

LONG-TERM LIABILITIES
     Notes Payable-affiliate                                           1,791,166           2,173,167
                                                                    ------------        ------------

TOTAL LIABILITIES                                                   $  4,273,513        $  4,611,702
                                                                    ------------        ------------

STOCKHOLDERS' DEFICIENCY
     Common stock, no par value, 200,000,000 and 100,000,000
       shares authorized, respectively, 97,693,489 and 94,489,916
       shares issued and outstanding, respectively                    23,667,418          22,696,193
     Common stock to be issued, 33,334 and 833,333 shares,
       respectively                                                       10,000             250,000
     Accumulated deficit                                             (25,972,213)        (25,515,955)
                                                                    ------------        ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                      $ (2,294,795)       $ (2,569,762)
                                                                    ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $  1,978,718        $  2,041,940
                                                                    ============        ============

    The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                              FOR THE THREE MONTHS ENDED
                                      SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                                      ------------------     ------------------

TELEPHONE NETWORK REVENUE                $        --            $    36,739
COST OF REVENUES                                  --                (44,782)
                                         -----------            -----------
GROSS PROFIT (LOSS)                               --                 (8,043)
                                         -----------            -----------

OPERATING EXPENSES
     Consulting fees                     $   100,000            $   153,125
     Depreciation and amortization           101,000                262,542
     Professional fees                       130,748                 12,822
     Other selling, general &
       administrative expenses                90,304                115,041
     Stock-based compensation                 30,000                     --
                                         -----------            -----------

TOTAL OPERATING EXPENSES                     452,052                543,530
                                         -----------            -----------

LOSS FROM OPERATIONS                        (452,052)              (551,573)
                                         -----------            -----------

OTHER INCOME/(EXPENSE)
     Interest expense                         (4,206)                    --
     Income (Loss) from investment
       in affiliate                               --               (122,137)
     Investment write-down                        --                   (585)
                                         -----------            -----------

TOTAL OTHER INCOME/(EXPENSE)                  (4,206)              (122,722)
                                         -----------            -----------

NET LOSS FROM OPERATIONS                 $  (456,258)           $  (674,295)
                                         ===========            ===========

Net loss per share-basic and diluted     $     (.005)           $      (.01)
                                         ===========            ===========

Weighted average number of shares
  outstanding during the period-basic
  and diluted                             95,639,024             81,787,932
                                         ===========            ===========

    The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FOR THE PERIOD JULY 1, 2000 TO SEPTEMBER 30, 2001


                                                         COMMON STOCK                                       COMMON STOCK
                                               ---------------------------------    ACCUMULATED             TO BE ISSUED
                                                   SHARES             AMOUNT          DEFICIT         SHARES            AMOUNT
                                               ---------------     -------------  --------------   ------------     ------------

BALANCE AT JUNE 30, 2000                           82,227,280     $ 16,865,441    $ (5,783,389)              --     $         --

Stock issued for cash                               3,060,600          642,726
Stock warrants issued for cash                             --          275,454
Stock to be issued                                                                                      833,333          250,000
Stock issued for offering costs                       250,000               --
Stock issued for services                           1,051,491          328,870
Stock issued for extinguishment of debt             6,597,000        4,545,902
Stock issued for  conversion  of  convertible
debt                                                1,803,545          412,800
Common stock retired                                 (500,000)        (375,000)
Net (loss) for period                                                              (19,732,566)
                                                 ------------     ------------    ------------     ------------     ------------

BALANCE AT JUNE 30, 2001                           94,489,916       22,696,193     (25,515,955)         833,333          250,000

Stock issued for services                             780,240          244,224
Stock issued for extinguishments of debt            1,190,000          357,001
Stock issued for cash                               1,233,333          260,000                         (800,000)        (240,000)
Stock warrants issued for cash                             --          110,000
Net (loss) for the period                                                             (456,258)
                                                 ------------     ------------    ------------     ------------     ------------

BALANCE AT SEPTEMBER 30, 2001                      97,693,489       23,667,418     (25,972,213)          33,333           10,000
                                                 ============     ============    ============     ============     ============

                                                   COMMON
                                                   STOCK
                                                  ADVANCES         TOTAL
                                                ------------    ------------
BALANCE AT JUNE 30, 2000                        $    375,000    $ 10,707,052

Stock issued for cash                                                642,726
Stock warrants issued for cash                                       275,454
Stock to be issued                                                   250,000
Stock issued for offering costs                                           --
Stock issued for services                                            328,870
Stock issued for extinguishment of debt                            4,545,902
Stock issued for  conversion  of  convertible
debt                                                                 412,800
Common stock retired                                (375,000)             --
Net (loss) for period                                            (19,732,566)
                                                ------------    ------------

BALANCE AT JUNE 30, 2001                                  --      (2,569,762)

Stock issued for services                                            244,224
Stock issued for extinguishments of debt                             357,001
Stock issued for cash                                                 20,000
Stock warrants issued for cash                            --         110,000
Net (loss) for the period                                           (456,258)
                                                ------------    ------------

BALANCE AT SEPTEMBER 30, 2001                             --      (2,294,795)
                                                ============    ============

    The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2001           2000
                                                    -------------  -------------
Net loss                                             $(456,258)      $(674,295)
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                        101,000         262,542
  Expenses incurred in exchange for common stock       244,224        (138,430)
  Loss on minority interest in affiliate                    --         122,137
  Investment Writedown                                      --             585
Changes in operating assets and liabilities:
Increase (decrease) in assets:
  Prepaid expense                                      (10,000)         23,590
Increase (decrease) in liabilities:
  Accounts payable                                    (101,094)        141,087
   Other advances                                       63,000              --
  Interest payable                                       4,206              --
  Accrued compensation                                  52,500          95,000
  Deferred revenue                                          --         (36,739)
                                                     ---------       ---------
   Net cash used in operating activities              (102,422)       (204,523)

Cash flows from investing activities
  Loan to affiliated company                                --         (10,108)
  Purchase of fixed assets                                  --          (4,667)
                                                     ---------       ---------
  Net cash used in investing activities                     --         (14,775)
                                                     ---------       ---------
Cash flows from financing activities
   Loan proceeds from shareholder                       25,200         183,500
   Proceeds from issuance of common stock
     and warrants, net of offering costs               125,000              --
                                                     ---------       ---------
Net cash provided by financing activities              150,200         183,500
                                                     ---------       ---------
Net increase (decrease) in cash                         47,778         (35,798)
                                                     ---------       ---------
Cash and cash equivalents at beginning of period         6,816          30,154
                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                         $  54,594       $  (5,644)
                                                     =========       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended September 30, 2001, the Company issued 1,190,000 shares of common stock, valued at $357,001, in partial payment of notes payable held by a related Australian corporation, in which we hold a 20% investment in.

    The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Principles of Consolidation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the results of Advanced Communications Technologies, Inc. ("ACT" or the "Company") and its subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. The financial statements reflect all adjustments of a recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial statements.

Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

(A) Organization

The Company was formed on April 30, 1998 and was inactive from its date of formation until April 1999 when it acquired all of the issued and outstanding stock of Media Forum International, Inc. ("MFI") in a reverse merger. The merger was treated as an acquisition of all of the assets of MFI and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart") an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technology (Australia) Pty Ltd ("ACT-AU"), an affiliated entity. The Company accounts for its investment in ACT-AU under the equity method of accounting. In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of ACT-AU. In November 2000, the Company formed Advanced Network Technologies (USA), Inc. ("ANT"), a Delaware corporation owned 70% by the Company and 30% by ACT-AU. Both Australon and ANT are inactive. The Company will account for the future results of operations of Australon on an equity basis and ANT on a consolidated basis.

The Company is a holding company, whose primary activity is the investment in companies involved in the wireless telecom industry. The Company expects to generate revenue from marketing and distribution of their wireless communication network products through licensing agreements with network providers.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries AGC, Australon and ANT (all presently inactive). All significant intercompany transactions and balances have been eliminated in consolidation.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There was no current income tax expense for the three months ended September 30, 2001 and 2000 due to net operating losses in both periods. Any deferred tax asset arising from the future benefit of the Company's net operating loss carryforward has been fully reserved.

(I) Comprehensive Income

The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components.

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

(M) New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The future adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2. INVESTMENT IN AFFILIATE

In April 2000, the Company acquired 20% of the common stock of ACT-AU, an affiliate. The purchase price of the investment amounted to $19,350,000, and was comprised of a note payable for $7,500,000 (See Note 1(d) and Note 6(B)) and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as Goodwill.

The Company's 20% interest in ACT-AU was accounted for using the equity method of accounting and was stated at the amortized cost of Goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of ACT-AU was adjusted for the amortization of the Goodwill, as discussed above. Amortization was computed on a straight-line basis over fifteen years until June 30, 2001 when the Company re-assessed the life of the Goodwill to be 5 years. The amortization of Goodwill charged to income for each of the three months ended September 30, 2001 and September 30, 2000 was $100,000 and $261,542,
respectively.

The following information is provided for ACT-AU at September 30, 2001 and 2000 and have been translated to US dollars using the average exchange rate for the three month period:

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                            September 30,         September 30,
                                                2001                  2000
                                            -------------         -------------

Average exchange rate for the period        $    .51353           $     .5492

Revenue from operations                     $ 1,923,309           $        --
Gross profit                                $ 1,923,309           $        --
Net loss from operations                    $  (327,193)          $  (610,687)
Net loss for the quarter                    $  (327,193)          $  (610,687)

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

The components of the investment in ACT-AU at September 30, 2001 and June 30, 2001 are as follows:

                                 Investment       Goodwill          Total
                                ------------    -------------   ------------

At acquisition                  $  3,657,472    $ 15,692,528    $ 19,350,000

Cumulative Investment loss        (3,657,472)             --      (3,657,472)
Amortization of goodwill                  --      (1,292,664)     (1,292,664)
Impairment of goodwill                    --     (12,399,864)    (12,399,864)
                                ------------    ------------    ------------
Balance at June 30, 2001        $         --    $  2,000,000    $  2,000,000
                                ------------    ------------    ------------
Cumulative amortization
goodwill through 9/30/01                  --        (100,000)       (100,000)
                                ------------    ------------    ------------
Balance at 9/30/01              $         --    $  1,900,000    $  1,900,000
                                ============    ============    ============

NOTE 3. REALIZED LOSS ON DECLINE IN MARKETABLE SECURITIES

The Company's marketable securities were comprised of equity securities, all classified as available-for-sale, which were carried at their fair value based upon the quoted market prices of those investments at June 30, 2001 and 2000. Declines in the fair value that are other than temporary result in write-downs of the securities and included in earnings as realized losses. The Company determined there was a permanent decline in the fair value of these securities and at June 30, 2001 the Company wrote down these securities to their fair value of $0. This resulted in $6,825 being recognized in the statements of operations as a realized loss on decline in marketable securities for the year ended June 30, 2001.

NOTE 4. PROPERTY AND EQUIPMENT

Computer and office equipment                   $ 31,234
Less: Accumulated depreciation                   (12,635)
                                                --------
  Property and equipment - net                  $ 18,599
                                                ========

Depreciation expense for the three months ended September 30, 2001 was $1,000.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. ACCRUED COMPENSATION

The Company has an agreement with an individual to serve as the Chief Executive Officer of the Company. The individual agreed to defer payment of the amounts owed him pursuant to the agreement due to the Company's lack of funds. The Company owed the individual $479,050 at June 30, 2001. For the three month ended September 30, 2001 an additional $52,500 was accrued resulting in a balance due the individual of $531,550.

NOTE 6. NOTES AND LOAN PAYABLE

(A) Note Payable-Grassland

MFI was obligated to pay $150,000 to a company (the "Payee") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due to the Payee. However, a dispute arose as to whether the Payee authorized the issuance of the shares. The Payee filed a suit during December 1997 to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable at June 30, 2000 of $234,507. In June 2000, the parties agreed to settle the matter for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. The Company made a payment of $50,000 by June 30, 2000. The $150,000 remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by the Company. The revised obligation was to be paid by August 14, 2000. The Company defaulted on this revised payment obligation and a judgment against the Company was entered. In October 2000, the Company sold the 75,000 shares of stock realizing $41,802 which it remitted in partial repayment of its outstanding debt. As of June 30, 2001, the Company's remaining balance and accrued interest on this obligation was $118,530. An additional $4,206 of interest was accrued on this note and on October 19, 2001 the Company paid the obligation in full. The judgment is in the process of being released by the court.

(B) Note Payable to affiliate

The Company had a non-interest bearing note payable to an affiliate of $7,500,000 as of April 5, 2000 (See Note 2). The following schedule represents payments on such debt by issuance of restricted common stock to either the affiliate or creditors of the affiliate. Such transactions were recorded at the market price of the stock at date of issuance.

                               Shares of Common
      Date                       Stock Issued       Value
-----------------              ----------------   ----------
September 2000                     5,000,000      $3,500,000
October 2000(1)                      460,000         460,000
June 2001                          1,137,000         567,100
September 2001                     1,190,000         357,001
                                   ---------      ----------
                                   7,787,000      $4,884,101
                                   ---------      ----------

(1)   This transaction resulted in a gain on extinguishment of debt of $23,000.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2001 the Company repaid an aggregate of $247,608 of the obligation in cash. During the three month period ended September 2001, the Company repaid $25,000 of the obligation in cash.

Pursuant to the terms of the April 5, 2000 Stock Purchase Agreement between the Company and ACT-AU, the Company has elected to reduce its outstanding loan balance by $552,125 for funds previously advanced to ACT-AU.

As of September 30, 2001, the balance of the Company's obligation to ACT-AU was $1,791,166.

(C) Loan Payable to Shareholder

As of September 30, 2001, the Company owed a shareholder $821,200 for funds advanced to the Company to provide working capital for normal business operations. This loan is non-interest bearing and unsecured.

NOTE 7. CONVERTIBLE DEBENTURES

On September 30, 1999, the Company entered into secured convertible debentures purchase agreement with two companies, which were stockholders of the Company, whereby the Company sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, which were convertible into shares of the Company's Common Stock. In addition, on September 30, 1999, the Company issued another convertible debenture to an unrelated party in the amount of $150,000. The debentures were convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion was to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date.

The convertible debentures contained a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $650,000, was recorded as an interest expense and a component of equity on the issuance date during the fiscal year ended June 30, 2000.

During December, 2000, holders of $412,800 of convertible debentures elected to convert their notes into 1,803,545 of the Company's restricted common stock. The Company further reduced these bonds payable by offsetting a related bond receivable in the amount of $36,450.

As of September 30, 2001 and June 30, 2001, $200,750 of Secured Convertible Debentures are still outstanding. The Company is in default based on the April 1, 2000 due date and the Company is currently in litigation with these bondholders.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS' EQUITY (DEFICIENCY)

(A) Private Placement

During the period of December 2000 to August 2001, pursuant to a private placement under Regulation D, Rule 506, the Company issued 3,060,600 shares of common stock and 3,060,000 warrants at $.30 per share. The Company received $1,168,180 from investors, which included $250,000 for stock not yet issued as of June 30, 2001 and $275,454 for warrants.

The Company issued 250,000 shares of common stock, valued at $75,000, in payment of offering costs incurred. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering.

During the three months ended September 30, 2001, the Company received the balance of the offering proceeds and issued an additional 1,233,333 shares of its restricted common stock and associated warrants.

The fair market value of the warrants, aggregating $275,454 and $110,000 at June 30, 2001 and September 30, 2001 respectively, was estimated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 49.84%, risk-free interest rate 4.22%, expected option life 2 years. At September 30, 2001, no warrants have been exercised.

(B) Stock Issued For Services

During the year ended June 30, 2001, the Company issued 1,051,491 shares of common stock for services. The stock was valued based on the quoted trading price on the grant dates, which aggregated $328,870.

During the three months ended September 30, 2001, the Company issued 780,240 shares of restricted common stock for services. The stock was valued based on the quoted trading price on the grant dates, which aggregated $244,224.

(C) Stock Issued For Extinguishment of Debt

During the three months ended September 30, 2001, the Company issued 1,190,000 shares of restricted common stock for the extinguishment of debt. The stock was valued based on the quoted trading price on the grant dates, which aggregated $370,001 (See Notes 6(A) and 6(B)).

NOTE 9. RELATED PARTIES

(A) Global Communications Technology Consultants, Inc.

Global Communications Technology Consultants, Inc., a related party, is wholly owned by the individual who owns Global Communications Technologies Ltd., a principal stockholder of the Company.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(B) Advanced Communications Technology (Australia) Pty. Ltd.

Advanced Communications Technology (Australia) Pty. Ltd., an Australian company, is majority owned by entities beneficially related to a principal stockholder.

(C) Legal Counsel

Certain of the Company's legal counsel are stockholders of the Company.

NOTE 10 GOING CONCERN

The Company's consolidated financial statements for the three months ended September 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $456,258 for the three months ended September 30, 2001, a working capital deficiency of $2,427,753, and a stockholders' deficiency of $2,294,795.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management anticipates that the issuance of securities will generate sufficient resources to assure continuation of the Company's operations (See Note 8A).

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 SUBSEQUENT EVENTS

In October 2001, the Company issued 522,959 shares of stock to professionals for legal and other services, valued at $157,318.

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

SpectruCell is a dynamic technology that utilizes the SDR operating platform, which will reduce the network providers' cost for on-going upgrades to wireless formats 2.5 and 3G and beyond, as each upgrade will be software-based rather than hardware-based. Network providers implementing a SpectruCell network architecture will be able to protect their existing client base through continued support and expansion of their existing services (GSM, CDMA) while being able to support future 2.5 and 3G-based protocols. This flexible migration path for network operators means that they protect their existing financial asset while giving the operator both a technical and financial migration to 2.5 and 3G.

In addition, we intend to market several other wireless and networking products that are being developed by our Australian affiliate.

The following is management's discussion and analysis of certain significant factors, which have affected our financial position and operating results.
Certain statements under this section may constitute "forward-looking statements" (See Part II- Other Information). The following discussion should be read in conjunction with the unaudited financial statements and Notes thereto.

COMPARISON  OF THE THREE  MONTHS  ENDED  SEPTEMBER  30, 2001
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

OVERALL RESULTS OF OPERATIONS

For the three months ended September 30, 2001, the Company incurred an overall loss from operations of ($456,258) or ($.005) per share, which was 32% less than the ($674,295) loss we incurred for the comparative three month period ended September 30, 2000. Loss per share for the three months ended September 30, 2001 was ($.01).

Revenue and Cost of Sales.

We did not generate any revenue for the quarter. Revenue for the three months ended September 30, 2000 was $36,739 and was generated entirely from our subsidiary's then operational U.S.-Pakistan international telephone distribution network. Cost of sales attributable to telephone network revenue was $44,782 for the quarterly period ended September 30, 2000.

Operating Expenses.

Operating expenses, net of stock-based compensation charges of $30,000 for the three months ended September 30, 2001, were $452,052 and represents a $91,478 or a 17% decrease as compared to the three months ended September 30, 2000. Included in operating expense for the quarter ended September 30, 2001 is
$101,000 of depreciation and amortization attributable to the quarterly depreciation of our office property and equipment ($1,000) and amortization of our investment in our Australian affiliates goodwill ($100,000). We incurred $262,542 of depreciation and amortization for the comparative period ended September 30, 2000.

Other Income (Expense).

Interest expense incurred for the three months ended September 30, 2001 was $4,206 and was attributable to accrued interest on the Grassland note payable. We incurred no interest for the comparative three month period ended September 30, 2000.

For the quarter ended September 30, 2001, we did not record our share or $65,439 of our Australian affiliates consolidated quarterly loss of $327,193, as expressed in U.S. dollars, because our equity investment in its underlying net assets was written down to zero as of June 30, 2001.

For the comparative three months ended September 30, 2000, our share of our Australian's affiliate's net loss for the quarter was $122,137. In accordance with the equity method of accounting, we will no longer record our share of future losses from our Australian affiliate until our investment becomes positive.

(b) LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the sale of common stock and convertible debentures and from unsecured loans from our major shareholder. We have raised approximately $2,900,000 before offering costs through the sale of these securities and have borrowed $821,200 from our major shareholder.

At September 30, 2001, our cash and cash equivalents balance was $54,594, an increase of $47,778 from the balance of $6,816 at June 30, 2001. During the quarter, cash provided by (used in) operations amounted to ($102,422). No cash was provided by or used for investing activities. Cash provided by financing activities during the quarter amounted to $150,200 and consisted of $25,200 of unsecured loans from our principal shareholder and the sale of common stock and warrants pursuant to our Reg. D Section 506 private offering. For the comparative three month period ended September 30, 2000, no cash was provided by operations as all of our operations were financed via unsecured loans from our principal shareholder. The Company had a working capital deficiency in the amount of ($2,427,753) and ($1,867,294) respectively, for the three month periods ended September 30, 2001 and September 30, 2000.

On August 14, 2001, we filed a S-1 Registration Statement to register 37,500,000 of our shares in connection with our $12,000,000 equity line credit facility with Ladenburg Thalmann & Co., Inc. ("LTCO") and Wanquay Limited. Under the terms of the credit facility, we will be able to draw down up to $500,000 per month based on a formula which takes into account the volume weighted average price of our stock. The credit facility will be available only upon the effectiveness of our registration statement. While we believe that the monthly proceeds from the LTCO equity line facility will be sufficient to satisfy our immediate and projected cash requirements over the next twelve months, we are uncertain, based on comments received by the SEC relating to the terms and conditions of the proposed equity line, on the timing of or our ability if at all, to access the LTCO credit facility. Consequently, we have entered into discussions with other sources of short and medium term financing. There can be no assurance that we will be able to successfully complete these alternate financings or that such financings will be on terms favorable to us.

In the past we have financed our operations through a combination of unsecured shareholder loans, convertible securities and the private placement of our stock. While we are confident that we will be able to continue to finance our operations and infrastructure growth sufficient to market and distribute the SpectruCell product over the next twelve months, there can be no assurance that we will be able to achieve this. Our current monthly capital requirements are modest and have been covered either by the sale of our securities or by unsecured shareholder loans. However, our short-term cash requirements are critical and we expect our capital requirements over the next twelve to eighteen months to be substantial. If we are unable to raise both short and long-term capital sufficient to enable us to sustain our business until sales of the SpectruCell product occur, we may be forced to sell or merge our business with a company that has the resources to execute our marketing plan and generate SpectruCell sales. If we are unable to either raise sufficient capital to continue our business or find a merger partner to assist in the execution of our sales and marketing of SpectruCell, we may be unable to continue our operations.

(c) ACQUISITIONS

On September 7, 2001 we entered into a Letter of Intent with our Australian affiliate to acquire all of the intellectual property, including the worldwide rights (other than rights to territories that we currently possess) for the licensing and distribution of the SpectruCell product (the "IP Rights"). The Letter of Intent includes various conditions precedent to the transfer of the IP Rights to us including, but not limited to, the raising by us of $80 million in the US capital markets, appropriate regulatory approvals, approval by both our Board of Directors and shareholders, appropriate due diligence and definitive agreements. There can be no assurance that the proposed acquisition of the IP Rights will be completed under the terms and conditions as expressed in the Letter of Intent or at all.

(D) ACT's Quarterly Stock Price

For the Quarter Ended                High            Low
---------------------                ----            ---

September 30, 2001                   $ .41          $.25
June 30, 2001                          .68           .27
March 31, 2001                        1.03           .45
December 31, 2000                     1.19           .48
September 30, 2000                    1.25           .56

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

The variables which may cause differences include, but are not limited to, the following: i) general economic and business conditions; ii) competition; iii) success of operating initiatives including the successful field testing and commercialization of the SpectruCell product; iv) financing efforts; v) advertising and promotional efforts; vi) the existence or absence of adverse publicity; vii) changes in business strategy or development plans; viii) the ability to retain and attract new management; ix) availability, terms and deployment of capital; x) business abilities and judgment of personnel; xi) labor and employment benefit costs; xii) availability and costs of raw materials and supplies; and xiii) changes in, or failure to comply with various government regulations. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate.

ITEM 2. CHANGES IN SECURITIES

During the quarter, the Company issued 3,203,573 shares of its restricted common stock, of which 780,240 shares valued at $244,224 were issued in exchange for services and 1,190,000 shares valued at $357,001 were issued to various employees and vendors of our Australian affiliate in partial repayment our note payable. In addition, 1,233,333 shares of restricted common stock were issued for cash and warrants in accordance with the terms of our private placement offering at $.30 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various risks in connection with the operation of our business. These risks include, but are not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. Many of our competitors are significantly larger and have substantially greater resources than we have.

We have devoted significant resources to our Australian affiliate for the development, testing and commercialization of the SpectruCell technology and for acquisitions of existing businesses that would complement our marketing and sales efforts for SpectruCell. As a result, we have experienced significant operating losses and negative cash flows from operations. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that we will become profitable or will produce positive cash flows. Our capital requirement for the commercialization and marketing of SpectruCell is substantial. The Company intends to fund its operational and capital requirements using cash on hand, through proposed credit and debt facilities and by the issuance of restricted common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 11, 2001 a Special Meeting of Stockholders was held in Irvine, California. At this meeting, our stockholders authorized the following changes to our Articles of Incorporation:

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

ITEM 6. SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

On October 19, 2001 our obligation to Grassland was settled in full by the cash payment of $122,736 representing the unpaid balance of the amount owed plus accrued interest. The judgment is in the process of being released by the court.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Communications Technologies, Inc.
(Registrant)

/s/ Roger T. May                                   November 13, 2001
----------------                                   -----------------
Roger T. May                                       Date
Chairman and Chief Executive Officer


/s/ Wayne I. Danson                                November 13 , 2001
-------------------                                ------------------
Wayne I. Danson                                    Date
Chief Financial Officer