Form 10QSB
period 2001-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-02-12
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 1O-QSB

                                   (check one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Three Months Ended December 31, 2001


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

                                   65-0738251
                        (IRS Employer Identification No.)

                880 Apollo Street, Suite 200 El Segundo CA 90245
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 416-1270
                                 --------------
                         (Registrant's telephone number)

   Check whether the registrant (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2)
      has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

         As of December 31, 2001, 98,250,897 shares of the registrant's no par value common stock were issued and outstanding

          Transmittal Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001 (Audited)

         Consolidated Statement of Operations for the three and six months ended December 31, 2001 and December 31, 2000

         Consolidated Statement of Changes in Stockholders' Deficiency for the three and six months ended December 31, 2001

         Consolidated Statement of Cash Flows for the six months ended December 31, 2001 and December 31, 2000

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K




           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                     December 31, 2001                June 30, 2001
                                                                        (Unaudited)                     (Audited)
                                                                        -----------                     ---------

ASSETS:

     Cash                                                              $   116,061                   $     6,816
     Prepaid expenses                                                       10,634                        10,000
                                                                       -----------                   -----------

TOTAL CURRENT ASSETS                                                       126,695                        16,816
                                                                       -----------                   -----------

PROPERTY & EQUIPMENT - NET                                                  17,599                        19,599
                                                                       -----------                   -----------

OTHER ASSETS
     Goodwill, less accumulated amortization of
       $200,000                                                          1,800,000                     2,000,000
     Deposits                                                               13,225                         5,525
                                                                       -----------                   -----------

TOTAL OTHER ASSETS                                                       1,813,225                     2,005,525
                                                                       -----------                   -----------

TOTAL ASSETS                                                           $ 1,957,519                   $  2,041,940
                                                                       ===========                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

LIABILITIES

   CURRENT LIABILITIES
     Accounts payable and accrued expenses                             $   847,737                   $   844,205
     Accrued compensation                                                  566,550                       479,050
     Note Payable-Grassland                                                     --                       118,530
     Loan Payable to shareholder                                           992,736                       796,000
     Convertible debentures                                                200,750                       200,750
     Short-term loan payable                                               325,000                            --
     Other advances                                                         63,000                            --
     Interest payable                                                        1,000                            --
                                                                       -----------                   -----------

TOTAL CURRENT LIABILITIES                                                2,996,773                     2,438,535

LONG-TERM LIABILITIES
     Notes Payable-affiliate                                             1,791,166                     2,173,167
                                                                       -----------                   -----------

TOTAL LIABILITIES                                                      $ 4,787,939                   $ 4,611,702
                                                                       -----------                   -----------

STOCKHOLDERS' DEFICIENCY
     Common stock, no par value, 200,000,000 and 100,000,000
       shares authorized, respectively, 98,250,897 and 94,489,916
       shares issued and outstanding, respectively                      23,793,753                    22,696,193
     Common stock to be issued, 0 and 833,333 shares, respectively              --                       250,000
     Accumulated deficit                                               (26,624,173)                  (25,515,955)
                                                                       ------------                  ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                         $(2,830,420)                  $(2,569,762)
                                                                       ------------                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $ 1,957,519                   $ 2,041,940
                                                                       ===========                   ===========

                               The accompanying notes are an integral part of these financial statements

                                                                                                                                   1

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                ENDED                                ENDED
                                                 -------------------------------       -------------------------------
                                                   DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                       2001              2000               2001              2000
                                                 -------------   ---------------       -------------   ---------------
TELEPHONE NETWORK REVENUE                        $           - $          13,261       $           - $          50,000
COST OF REVENUES                                             -          (12,528)                  -           (57,310)
                                                 -------------   ---------------       ------------    ---------------
GROSS PROFIT (LOSS)
                                                             -               733                   -           (7,310)
                                                 -------------   ---------------       ------------    ---------------

OPERATING EXPENSES
  Consulting fees                                $     124,453 $         153,000        $    224,453 $         306,125
  Depreciation and amortization                        101,000           262,543             202,000           525,085
  Professional fees                                    210,061           176,279             340,809           175,981
  Other selling, general and
  administrative expenses                              185,446           190,425             275,750           305,466
  Stock-based compensation                              30,000           133,000              60,000           146,120
                                                 -------------   ---------------       ------------     --------------

TOTAL OPERATING EXPENSES
                                                       650,960           915,247           1,103,012        1,458,777
                                                 -------------   ---------------       ------------      -------------

LOSS FROM OPERATIONS
                                                     (650,960)         (914,514)         (1,103,012)       (1,466,087)
                                                 -------------   ---------------       -------------------------------

OTHER INCOME/(EXPENSE)
  Interest expense                                     (1,000)                -              (5,206)                -
  Loss from investment in affiliate
                                                             -         (115,153)                   -         (237,290)
  Other income
                                                             -                 -                   -                 -
                                                 -------------   ---------------       -------------   ---------------

TOTAL OTHER INCOME/(EXPENSE)
                                                 (      1,000)         (115,153)             (5,206)         (237,290)
                                                 -------------   ---------------       -------------   ---------------

LOSS BEFORE EXTRAORDINARY GAINS                  $   (651,960) $     (1,029,667)        $(1,108,218)      $(1,703,377)

EXTRAORDINARY GAINS                                          -            23,000                   -            23,000
  Gains on extinguishment of debt                -------------   ---------------       -------------   ---------------

NET (LOSS)                                        $ (651,960)  $     (1,006,667)        $(1,108,218)      $(1,680,377)

OTHER COMPREHENSIVE (LOSS), NET OF TAX                       -            4,290)                   -           (4,875)
  Unrealized (loss) on marketable securities     -------------   ---------------       -------------------------------


COMPREHENSIVE (LOSS)                             $   (651,960) $     (1,010,957)        $(1,108,218)      $(1,685,252)
                                                 =============   ===============       ===============================


Net (loss) per share-basic and diluted           $      (0.01) $          (0.01)        $     (0.01)            (0.02)
                                                 =============   ===============       ===============================

Weighted average number of shares outstanding
  during the period-basic and diluted               98,157,087        87,719,218          96,898,056        84,753,575
                                                 =============   ===============       ===============================

    The accompanying notes are an integral part of these financial statements

                                             ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                  FOR THE PERIOD JULY 1, 2000 TO DECEMBER 31, 2001




                                        COMMON STOCK            ACCUMULATED         COMMON STOCK
                                                                                    TO BE ISSUED           COMMON
                                                                              ------------ ------------     STOCK
                                  SHARES         AMOUNT          DEFICIT         SHARES       AMOUNT       ADVANCES         TOTAL
                                 ------------ --------------- --------------- ------------ -----------------------------------------
BALANCE AT JUNE 30, 2000          82,227,280    $ 16,865,441   $  (5,783,389)          --     $     --    $   375,000   $ 10,707,052

Stock issued for cash              3,060,600         642,726                                                                 642,726
Stock warrants issued for cash            --         275,454                                                                 275,454
Stock to be issued                                                                833,334      250,000                       250,000
Stock issued for offering costs      250,000              --                                                                      --
Stock issued for services          1,051,491         328,870                                                                 328,870
Stock issued for extinguishment    6,597,000       4,545,902                                                               4,545,902
  of debt
Stock issued for  conversion
  of  convertible debt                            1,803,545       412,800                                                    412,800

Common stock retired               (500,000)       (375,000)                                               (375,000)             --
Net (loss) for period                                           (19,732,566)                                            (19,732,566)
                                 ------------ --------------- --------------- ------------ -------------------------- --------------

BALANCE AT JUNE 30, 2001          94,489,916    $ 22,696,193   $ (25,515,955)     833,334   $  250,000     $      --   $ (2,569,762)
                                 ------------ --------------- --------------- ------------ --------------------------- -------------

Stock issued for services            780,240         244,224                                                                 244,224
Stock issued for extinguishments   1,190,000         357,001                                                                 357,001
  of debt
Stock issued for cash              1,233,333         260,000                    (800,000)    (240,000)                        20,000
Stock warrants issued for cash                       110,000                                                                 110,000
Net (loss) for the period                                          (456,258)                                               (456,258)
                                 ------------ --------------- --------------- ------------ --------------------------- -------------


BALANCE AT SEPTEMBER 30, 2001     97,693,489    $ 23,667,418   $ (25,972,213)      33,334   $   10,000     $      --   $ (2,294,795)
                                 ------------ --------------- --------------- ------------ -------------------------- --------------

Stock issued for services            419,681         126,335                     (33,334)     (10,000)                       116,335
Stock issued for offering costs      137,727              --                                                                       0
Net (loss) for the period                                          (651,960)                                               (651,960)
                                 ------------ --------------- --------------- ------------ -------------------------- --------------


BALANCE AT DECEMBER 31, 2001      98,250,897    $ 23,793,753    (26,624,173)           --     $     --    $       --   $ (2,830,420)
                                 ============ =============== =============== ============ ============ ============== =============

    The accompanying notes are an integral part of these financial statements
                                                                               3

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                             FOR THE SIX MONTHS ENDED
                                                     -------------------------------------
                                                         DECEMBER 31,        DECEMBER 31,
                                                             2001                2000
                                                     -------------------------------------
Cash flows from operating activities
Net (loss)                                            $  (1,108,218)      $(1,680,377)

Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                              202,000          525,085

  Expenses incurred in exchange for common stock             360,559           54,570

  Gain on extinguishment of debt                                   -          (23,000)

  (Loss) on minority interest in affiliate                         -          237,290

Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                              (634)           46,118

  Other deposits                                             (7,700)           40,000

Increase (decrease) in liabilities:
  Accounts payable                                             3,532          280,376

  Interest payable                                             1,000             -

  Accrued compensation                                        87,500          142,500

  Other advances                                              63,000

  Deferred revenue                                                -           (50,000)
                                                     ---------------------------------
  Net cash used in operating activities                    (398,961)         (427,438)
                                                     ---------------------------------

Cash flows from investing activities
  Loan to affiliated company                                       -          (10,108)

  Purchase of fixed assets                                                     (8,580)

  Repayment of affiliate note payable                       (25,000)                 -
                                                        ------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                     (25,000)          (18,688)
                                                        ------------------------------

Cash flows from financing activities
  Repayment of note payable                                (118,530)          (41,802)
  Loan proceeds from shareholder
                                                            196,736           431,000
  Proceeds from sale of stock
                                                                  -            41,802
  Proceeds from issuance of common stock
   and warrants, net of offering costs
                                                            130,000                  -
  Proceeds from issuance of short-term note
                                                            325,000                  -
                                                     ---------------------------------
  Net cash provided by financing activities                 533,206            431,000
                                                     ---------------------------------

Net increase (decrease) in cash                             109,245           (15,126)


Cash and cash equivalents at beginning of period              6,816            30,154
                                                     ---------------------------------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                           $     116,061       $    15,028
                                                     =================================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the six months ended December 31, 2001, the Company issued 1,190,000 shares of common stock valued at $357,001 in partial repayment of Notes Payable held by a related Australian Corporation in which we hold a 20% investment.

   The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the results of Advanced Communications Technologies, Inc. ("ACT" or the "Company") and its wholly-owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. The financial statements reflect all adjustments of a recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial statements.

Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

(A) ORGANIZATION
----------------

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


(B) PRINCIPLES OF CONSOLIDATION
-------------------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries AGC, Australon and ANT (all presently inactive). All significant intercompany transactions and balances have been eliminated in consolidation.

(C) USE OF ESTIMATES
--------------------

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

(D) FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

The carrying amounts of the Company's accounts payable, accrued liabilities, and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

(E) MARKETABLE SECURITIES
-------------------------

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

(F) PROPERTY AND EQUIPMENT
--------------------------

Property and equipment are stated at cost and depreciated, using accelerated methods, over the estimated useful lives of 5 years.

(G) LONG-LIVED ASSETS
---------------------

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

(H) INCOME TAXES
----------------

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

There was no current income tax expense for the three and six months ended December 31, 2001 and 2000 due to net operating losses in both periods. Any deferred tax asset arising from the future benefit of the Company's net operating loss carryforward has been fully reserved.

(I) COMPREHENSIVE INCOME
------------------------

The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components.

(J) REVENUE RECOGNITION
-----------------------

Revenue was generally recognized at the time telephone service minutes were used and based on the volume of call service provided to customers and processed by the Company's contractual service providers.

(K) CONCENTRATION OF CREDIT RISK
--------------------------------

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(L) LOSS PER SHARE
------------------

Net loss per common share is computed based upon the weighted average common shares outstanding.

(M) NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------

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

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The future adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 2. INVESTMENT IN AFFILIATE
------  -----------------------

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

The Company's 20% interest in ACT-AU was accounted for using the equity method of accounting and was stated at the amortized cost of Goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of ACT-AU was adjusted for the amortization of the Goodwill, as discussed above. Amortization was computed on a straight-line basis over fifteen years until June 30, 2001 when the Company re-assessed the life of the Goodwill to be 5 years. The amortization of Goodwill charged to income for the six months ended December 31, 2001 and December 31, 2000 was $200,000 and $523,085, respectively.

The following information is provided for ACT-AU at December 31, 2001 and 2000 and have been translated to US dollars using the average exchange rate for the six month period:

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                               December 31, 2001        December 31, 2000
                                               ------------------       -------------------
Average exchange rate for the period          $          .51393       $            .55820

Revenue from operations                       $         639,882       $             6,851
Gross profit                                  $         639,882       $             6,851
Net loss from operations                      $     (3,163,694)       $       (1,195,132)
Net loss for the period                       $     (3,163,694)       $       (1,195,132)

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

The components of the investment in ACT-AU at December 31, 2001 are as follows:

                                         Investment         Goodwill            Total
                                       --------------    ---------------    ---------------
At acquisition                       $    3,657,472    $    15,692,528    $    19,350,000

Cumulative Investment loss               (3,657,472)                --         (3,657,472)
Amortization of goodwill                        --          (1,292,664)        (1,292,664)
Impairment of goodwill                          --         (12,399,864)       (12,399,864)
                                       --------------    ---------------    ---------------

Balance at June 30, 2001             $          --     $     2,000,000    $     2,000,000
Cumulative amortization of
  goodwill through 12/31/01                                   (200,000)          (200,000)
                                       --------------    ---------------    ---------------
Balance at December 31, 2001         $                 $      1,800,000   $      1,800,000
                                       ==============    ===============    ===============

NOTE 3.   REALIZED LOSS ON DECLINE IN MARKETABLE SECURITIES
------    -------------------------------------------------

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

NOTE 4.   PROPERTY AND EQUIPMENT
------    ----------------------
 Computer and office equipment                      $          31,234
 Less:  Accumulated depreciation                              (13,635)
                                                       ----------------
      Property and equipment - net                  $          17,599
                                                       ================

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the six months ended December 31, 2001 was $2,000.

NOTE 5.   ACCRUED COMPENSATION
------    --------------------

The Company had an oral agreement with an individual to serve as the Chief Executive Officer of the Company. The individual agreed to defer payment of the amounts owed him pursuant to the agreement due to the Company's lack of funds. The Company owed the individual $479,050 at June 30, 2001. On November 30, 2001, the individual ceased to be the Company's Chief Executive Officer. For the three months ended December 31, 2001 an additional two months of compensation or $35,000 was accrued resulting in a balance due the individual of $566,550.

The Company's Compensation Committee is currently examining the nature of the past services provided by the former Chief Executive Officer and whether a portion of such services are more properly allocable to the Company's Australian affiliate.

NOTE 6.   NOTES AND LOAN PAYABLE
------    ----------------------

(A) NOTE PAYABLE-GRASSLAND
--------------------------

MFI was obligated to pay $150,000 to a company (the "Payee") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due to the Payee. However, a dispute arose as to whether the Payee authorized the issuance of the shares. The Payee filed a suit during December 1997 to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable at June 30, 2000 of $234,507. In June 2000, the parties agreed to settle the matter for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. The Company made a payment of $50,000 by June 30, 2000. The $150,000 remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by the Company. The revised obligation was to be paid by August 14, 2000. The Company defaulted on this revised payment obligation and a judgment against the Company was entered. In October 2000, the Company sold the 75,000 shares of stock realizing $41,802 which it remitted in partial repayment of its outstanding debt. As of June 30, 2001, the Company's remaining balance and accrued interest on this obligation was $118,530. An additional $4,206 of interest was accrued on this note and on October 19, 2001 the Company paid the obligation in full. On October 24, 2001 the Company received notice from the court that its judgment has been satisfied.

(B) NOTE PAYABLE TO AFFILIATE
-----------------------------

The Company had a non-interest bearing note payable to an affiliate of $7,500,000 as of April 5, 2000 (See Note 2). The following schedule represents payments on such debt by issuance of restricted common stock to either the affiliate or creditors of the affiliate. Such transactions were recorded at the market price of the stock at date of issuance.

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


           Date                              Shares of Common                      Value
                                               Stock Issued
-------------------------                 -----------------------------      -------------------------
September 2000                                           5,000,000        $        3,500,000
October 2000                   (1)                         460,000                   460,000
June 2001                                                1,137,000                   567,100
September 2001                                           1,190,000                   357,001
                                          -----------------------------      -------------------------
                                                         7,787,000        $        4,884,101
                                          -----------------------------      -------------------------


(1) This transaction resulted in a gain on extinguishment of debt of $23,000.

During the year ended June 30, 2001 the Company repaid an aggregate of $247,608 of the obligation in cash. During the three month period ended September 2001, the Company repaid $25,000 of the obligation in cash. No payments on the note were made during the three months ended December 31, 2001.

Pursuant to the terms of the April 5, 2000 Stock Purchase Agreement between the Company and ACT-AU, the Company has elected to reduce its outstanding loan balance by $552,125 for funds previously advanced to ACT-AU.

As of December 31, 2001, the balance of the Company's obligation to ACT-AU was $1,791,166. The Company is currently in litigation with ACT-AU regarding the timing for the repayment of the Company's obligation (See Note 11).

(C) LOAN PAYABLE TO SHAREHOLDER
-------------------------------

As of December 31, 2001, the Company owed a principal shareholder $992,736 for funds advanced to the Company to provide working capital and for the repayment of certain of the Company's obligations. This loan is non-interest bearing and unsecured.

(D) SHORT TERM LOAN PAYABLE
---------------------------

On December 13, 2001 the Company entered into a 90 day $325,000 Promissory Note (the "Note") with Cornell Capital Partners, LP. The Note bears interest at 12% and is secured by a Guaranty and Pledge Agreement executed by Messrs. Danson, Lichtman and Prouty. The Company realized $269,000 of net proceeds after financing costs and legal fees. The Note was repaid on January 14, 2002 with proceeds from the Company's $1 million Convertible Debenture (See Note 11).

NOTE 7.   CONVERTIBLE  DEBENTURES
------    ----------------------

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

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2001 and June 30, 2001, $200,750 of Secured Convertible Debentures are still outstanding. The Company is in default based on the April 1, 2000 due date and the Company is currently in litigation with these bondholders.

NOTE 8. STOCKHOLDERS' EQUITY (DEFICIENCY)
------  ---------------------------------

(A) PRIVATE PLACEMENT
---------------------

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

The fair market value of the warrants, aggregating $275,454 and $110,000 at June 30, 2001 and September 30, 2001, respectively, was estimated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 49.84%, risk-free interest rate 4.22%, expected option life 2 years. At December 31, 2001, no warrants have been exercised.

During the three months ended September 30, 2001, the Company received the balance of the offering proceeds and issued an additional 1,233,333 shares of its restricted common stock and associated warrants.

During the three months ended December 31, 2001, the Company issued 137,727 shares of common stock, valued at $41,318 in payment of offering costs incurred.

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering.


(B) STOCK ISSUED FOR SERVICES
-----------------------------

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

During the three months ended December 31, 2001, the Company issued 419,681 shares of restricted common stock for prior professional services rendered. The stock was valued based on the quoted trading price on the grant dates, which aggregated $116,335.

(C) STOCK ISSUED FOR EXTINGUISHMENT OF DEBT
-------------------------------------------

During the six months ended December 31, 2001, the Company issued 1,190,000 shares of restricted common stock for the extinguishment of debt. The stock was valued based on the quoted trading price on the grant dates, which aggregated $370,001 (See Notes 6(A) and 6(B)).

NOTE 9.   RELATED PARTIES
------    ---------------

(A) GLOBAL COMMUNICATIONS TECHNOLOGY CONSULTANTS, INC.
------------------------------------------------------

Global Communications Technology Consultants, Inc., a related party, is wholly owned by the individual who owns Global Communications Technologies Ltd., a principal stockholder of the Company.

(B) ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY. LTD.
------------------------------------------------------------

Advanced Communications Technology (Australia) Pty. Ltd., an Australian company, is 70% owned by entities beneficially controlled by a principal stockholder.

(C) LEGAL COUNSEL
-----------------

Certain of the Company's legal counsel are stockholders and directors of the Company.

NOTE 10.  GOING CONCERN
-------   -------------

The  Company's  consolidated  financial  statements  for  the six  months  ended
December 31, 2001, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $(1,108,218) for the six months ended December 31, 2001, a working capital deficiency of $2,870,078 and a stockholders' deficiency of $2,830,420.

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management anticipates that the issuance of securities will generate sufficient resources to assure continuation of the Company's operations (See Notes 8A and 11).

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11.  SUBSEQUENT EVENTS
-------   -----------------

On January 10, 2002, the Company executed various financing agreements with Cornell Capital Partners, LP ("Cornell"), a New Jersey-based hedge fund, whereby Cornell and certain other investors purchased from the Company $1 million of two year Convertible Debentures and Cornell will provide a $30 million structured equity facility. Pursuant to the Convertible Debenture financing, the Company received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety day note. The Company anticipates filing a Registration Statement in February 2002 in connection with the $30 million structured equity facility and the Convertible Debenture. Under the terms of the $30 million equity facility, the Company has the right to require Cornell to make monthly purchases of up to $2 million of the Company's stock on a discounted basis. The Company issued 2,960,000 shares of common stock with a market value of $740,000 as a commitment fee as part of this transaction.

On January 15, 2002, the Company moved its corporate headquarters from Irvine to El Segundo, California. The terms of the Company's new lease are significantly more favorable than the terms of the Irvine lease. The lease has a three-year term commencing on January 1, 2002.

On January 22, 2002, the Company's directors, excluding Messrs. May and Roberts, pursuant to a January 4, 2002 Board of Directors Meeting, were each issued 200,000 shares for a total of 1,000,000 shares of the Company's restricted common stock for services rendered to the Company as directors for the 2001 and 2002 fiscal years.

On January 23, 2002, the Company filed suit against Advanced Communications Technologies (Australia) Pty Ltd. ("ACT-AU") and Roger May in the Supreme Court at Melbourne, Victoria, Australia and received a temporary injunction against ACT-AU and Mr. May from transferring, assigning, mortgaging or disposing of the Company's 20% stock interest in ACT-AU. The Company's claim is scheduled for a full hearing on February 11, 2002, where it is seeking, among other things, a permanent injunction against ACT-AU and Mr. May and the delivery of stock certificates evidencing its 20% ownership in ACT-AU.

On January 28, 2002, the Company issued 2,960,000 shares of its restricted common stock to Cornell Capital Partners, LP as a commitment fee for the $30 million structured equity facility.

On January 28, 2002, we issued 40,000 shares of our restricted common stock to Westport Advisors, Ltd. with a market value of $10,000 as a placement agent fee for the structured equity facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 1. BUSINESS

Unless the context requires otherwise, "we", "us" or "our" refers to Advanced Communications Technologies, Inc. and subsidiaries on a consolidated basis.

COMPANY OVERVIEW

We are a party to a  license  and  distribution  agreement  for  SpectruCell,  a wireless software based communications platform that offers mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals through one base station. The SpectruCell product, which is based on the Software Defined Radio (`SDR") platform, will allow wireless communication network providers with the ability to not only direct multiple wireless frequencies (AMPS, CDMA, GSM, Mobile IP, Voice IP etc.) through one base station but will also provide flexibility for future spectrum upgrades to 3G. We believe that the SpectruCell technology is the only SDR based technology with the capability of providing flexibility in commercial, industrial and military wireless communications. Without
SpectruCell, network carriers would need to provide separate base stations and/or networks for each wireless frequency. The SpectruCell product is being developed by our affiliated entity, Advanced Communications Technologies, Pty (Australia) which we own a 20% interest in. Our license and distribution agreement encompasses a territory comprising North and South America and is for an indefinite period. It grants us the exclusive right to license, market and distribute SpectruCell and other products being developed by our affiliated entity throughout the North and South American territories.

We currently have no other products for licensing and/or distributing other than SpectruCell and other products being developed for sale and/or license by our Australian affiliate. SpectruCell is expected to be available for commercial license and distribution in the third quarter 2002.

We expect to generate revenue from the marketing and distribution of the SpectruCell product under our license agreement. We will not manufacture SpectruCell in the U.S., but will instead be the exclusive distributor of SpectruCell in the North and South American territories.

SpectruCell is a dynamic technology that utilizes the SDR operating platform, which will reduce the network providers' cost for on-going upgrades to wireless formats 2.5 and 3G and beyond, as each upgrade can be software-based rather than hardware-based. Network providers implementing a SpectruCell network architecture will be able to protect their existing client base through continued support and expansion of their existing services (GSM, CDMA) while being able to support future 2.5 and 3G-based protocols. This flexible migration path for network operators means that they protect their existing financial asset while giving the operator both a technical and financial migration to 2.5 and 3G.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 TO THE THREE MONTHS ENDED DECEMBER 31, 2000

OVERALL RESULTS OF OPERATIONS

For the three months ended December 31, 2001 we incurred an overall loss of ($651,960) or ($.01) per share, which was 35% less than the ($1,006,667) loss we incurred for the comparative three-month period ended December 31, 2000. Loss per share for the three months ended December 31, 2000 was ($.01).

REVENUE AND COST OF SALES.

We did not generate any revenue for the quarter. Revenue for the three months ended December 31, 2000 was $13,261 and was generated entirely from our subsidiary's then operational U.S.-Pakistan international telephone distribution network. Cost of sales attributable to telephone network revenue was $12,528 for the quarterly period ended December 31, 2000.

OPERATING EXPENSES.

Operating expenses, net of stock-based compensation charges of $30,000 for the three months ended December 31, 2001, were $620,960 and represents a $161,287 or 21% decrease in operating expenses of $782,247, net of stock-based compensation charges, for the comparative period ended December 31, 2000. Included in operating expense for both periods is $101,000 and $262,543 respectively, of depreciation and amortization attributable to the quarterly depreciation of our office property and equipment and amortization of our investment in our Australian affiliates goodwill.

OTHER INCOME (EXPENSE).

Interest expense incurred for the three months ended December 31, 2001 was $1,000 and was attributable to accrued interest on the short-term loan payable. We incurred no interest for the comparative three-month period ended December 31, 2000.

For the quarter ended December 31, 2001, we did not record our share or ($567,680) of our Australian affiliates consolidated quarterly loss of ($2,838,399) as expressed in U.S. dollars, because our equity investment in its underlying net assets was written down to zero as of June 30, 2001. For the comparative three months ended December 31, 2000, our share of our Australian's affiliate's net loss for the quarter was ($115,153). In accordance with the equity method of accounting, we are not required to record our share of future losses from our Australian affiliate until our investment becomes positive.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2001 TO THE SIX MONTHS ENDED DECEMBER 31, 2000

OVERALL RESULTS OF OPERATIONS

For the six months ended December 31, 2001, the Company incurred an overall net loss of ($1,108,218) or ($.01) per share, as compared to an overall net loss of ($1,680,377) or ($.02) per share, for the comparative six months ended December 31, 2000. The overall net loss for the six months ended December 31, 2001 was 34% less than the net loss for the six months ended December 31, 2000.

Revenue. We did not generate any revenue for the six months ended December 31, 2001. Revenue for the six-months ended December 31, 2000 was $50,000 and was realized entirely from our subsidiary's then operational U.S.-Pakistan international telephone distribution network. Cost of sales attributable to telephone network revenue was $57,310 for the six-months ended December 31, 2000

Operating Expenses. Operating expenses, net of stock-based compensation charges of $60,000 for the six months ended December 31, 2001, were $1,043,012 and represent a $269,645 decrease, or 21%, in operating costs, net of stock-based compensation charges of $146,120 for the six months ended December 31, 2000.

Interest expense incurred for the six months ended December 31, 2001 was $5,206. We incurred no interest expense for the comparative six months ended December 31, 2000.

Other income (loss) for the six months ended December 31, 2000 includes our share, determined under the equity method of accounting, of our Australian affiliates operating loss of ($237,290). No loss was reported for the comparative period ended December 31, 2001, as our investment in our Australian affiliate was written down to zero as of June 30, 2001 and we are no longer required to record our share of our Australian affiliates loss until our investment becomes positive. We realized no extraordinary gain or loss during the six-months ended December 31, 2001. Extraordinary gain for the six months ended December 31, 2001 includes $23,000 of gain on the extinguishments of our obligation to our Australian affiliate that was partially repaid with common stock valued in excess of the then market price.


(b) LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the sale of common stock and convertible debentures and from unsecured loans from our major shareholder. We have raised approximately $2,900,000 before offering costs through the sale of these securities and have borrowed $992,736 from our principal shareholder.

At December 31, 2001, our cash and cash equivalents balance was $116,061 an increase of $109,245 from the balance of $6,816 at June 30, 2001. During the six-months ended December 31, 2001, cash provided by (used in) operations amounted to ($398,961). Cash provided by (used in) investing activities was ($25,000). Cash provided by financing activities during the six-months ended December 31, 2001 amounted to $533,206 and consisted of $196,736 of unsecured loans from our principal shareholder, $130,000 from the sale of common stock and warrants pursuant to our Reg. D Section 506 private offering and $325,000 of proceeds from the short-term loan from Cornell Capital Partners, LP. For the comparative six-month period ended December 31, 2000, no cash was provided by operations as all of our operations during this period were financed via unsecured loans from our principal shareholder and proceeds from the sale of stock that we used to partially repay our Grassland obligation. We had a working capital deficiency in the amount of ($2,870,078) and ($1,839,866) respectively, for the six month periods ended December 31, 2001 and December 31, 2000.

On August 14, 2001, we filed a S-1 Registration Statement to register 37,500,000 of our shares in connection with our proposed $12,000,000 equity line credit facility with Ladenburg Thalmann & Co., Inc. ("LTCO") and Wanquay Limited. Based on comments received by the SEC relating to the terms and conditions of the proposed equity line and on advice of counsel, on November 30, 2000 we withdrew the Registration Statement with the SEC.

On December 13, 2001, we entered into a 90 day $325,000 Promissory Note (the "Note") with Cornell Capital Partners, LP. The Note had an interest rate of 12% and was secured by a Guaranty and Pledge Agreement executed by Messrs. Danson, Lichtman and Prouty. We realized $269,000 of net proceeds after financing costs and legal fees. The Note was repaid on January 14, 2002 with proceeds from the Company's $1 million Convertible Debentures.

On January 10, 2002, we executed various financing agreements with Cornell Capital Partners, LP ("Cornell"), a New Jersey-based hedge fund whereby Cornell and certain other investors purchased from us $1 million of two year Convertible Debentures and Cornell will provide us with a $30 million structured equity facility. Pursuant to Convertible Debenture financing, we received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety day note. We anticipate filing a Registration Statement in February 2002 in connection with the $30 million structured equity facility and the Convertible Debentures. Under the terms of the $30 million structured equity facility, we have the right to require Cornell to make monthly purchases of up to $2 million of our stock on a discounted basis.

We believe that the financings described above will provide us with sufficient capital to meet our immediate and long term capital needs with respect to our plans to purchase the worldwide rights to SpectruCell from our Australian affiliate, distribute and market SpectruCell throughout the U.S and other world markets as well as implement other acquisition and growth strategies in the communications industry.

(c) ACQUISITIONS

On September 7, 2001 we entered into a Letter of Intent with our Australian affiliate to acquire all of the intellectual property, including the worldwide rights (other than rights to territories that we currently possess) for the licensing and distribution of the SpectruCell product (the "IP Rights"). The Letter of Intent which was executed by Messrs Roberts and May on behalf of the Australian affiliate and us, respectively, includes various conditions precedent to the transfer of the IP Rights including, but not limited to, the raising by us of $80 million in the US capital markets, appropriate regulatory approvals, approval by both our Board of Directors and shareholders, appropriate due diligence and definitive agreements. Our Australian financial and legal advisors will commence their due diligence of our Australian affiliate's operations (both legal and financial) and technology once a Non-Disclosure Agreement is executed by both parties. We intend to vigorously negotiate the purchase of all of the tangible and intangible assets of our Australian affiliate relating to the SpectruCell and other technologies, subject to the assumption of certain liabilities. Because of the inherent conflict of interest of Messrs May and Roberts, we have insisted that they recuse themselves from the negotiations entirely. On January 23, 2002, we brought a legal action against our Australian affiliate and Mr. May to temporary enjoin our Australian affiliate from canceling or selling our 20% interest in the Australian affiliate due to the alleged nonpayment of the note payable under the terms of the April 5, 2000 Stock Purchase Agreement. The Supreme Court in Melbourne, Victoria, Australia issued a temporary injunction in our favor prohibiting the sale, transfer or mortgaging of the shares until a full hearing is held in February 2002. Because of the matters described above, there can be no assurance that the proposed acquisition of all of the tangible and intangible (including the IP Rights) assets will be completed under the terms and conditions as expressed in the Letter of Intent or at all.

(D) ACT'S QUARTERLY STOCK PRICE
-------------------------------

For the Quarter Ended               High           Low
---------------------               ----           ---

December 31, 2001                   $.38          $.17
September 30, 2001                   .41           .25
June 30, 2001                        .68           .27
March 31, 2001                      1.03           .45
December 31, 2000                   1.19           .48


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

ITEM 2. CHANGES IN SECURITIES

During the quarter, we issued 557,408 shares of our restricted common stock, of which 419,681 shares valued at $116,335 were issued in exchange for professional services and 137,727 shares valued at $41,318 were issued to our placement agent for placement fees in connection with the 504(d) private placement.

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

We have devoted significant resources to our Australian affiliate for the development, testing and commercialization of the SpectruCell technology and for unsuccessful acquisitions of existing businesses that would have complemented our marketing and sales efforts for SpectruCell. As a result, we have
experienced   significant   operating   losses  and  negative  cash  flows  from
operations. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that we will become profitable or will produce positive cash flows. Our capital requirement for the marketing of SpectruCell is substantial. The Company intends to fund its operational and capital requirements using cash on hand, and through a recent financing commitment that we have received for the issuance of our debt securities and the purchase of our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 6. SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a)  Subsequent Events

On January 10, 2002, we executed various financing agreements with Cornell Capital Partners, LP ("Cornell"), a New Jersey-based fund whereby Cornell and certain other investors purchased from us $1 million of two year Convertible Debentures and Cornell will provide us with a $30 million structured equity facility. Pursuant to Convertible Debenture financing, we received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety day note. We anticipate filing a Registration Statement in February 2002 in connection with the $30 million structured equity facility and the Convertible Debentures. Under the terms of the $30 million structured equity facility, we have the right to require Cornell to make monthly purchases of up to $2 million of our stock on a discounted basis.

On January 15, 2002, we moved our corporate headquarters from Irvine to El Segundo, California. The terms of our new lease is significantly more favorable than the terms of the Irvine lease. The lease has a three-year term commencing on January 1, 2002.

On January 22, 2002, our directors, excluding Messrs. May and Roberts, pursuant to a January 4, 2002 Board of Directors Meeting, were each issued 200,000 shares for a total of 1,000,000 shares of our restricted common stock for services rendered to us as directors for the 2001 and 2002 fiscal years.

On December 6, 2001, Mr. May, as Chairman and Chief Executive Officer of Advanced Communications Technologies (Australia) Pty Ltd ("ACT-AU"), sent a letter to us demanding full payment of all amounts due under the Stock Purchase Agreement dated April 5, 2000, between the parties (the "Stock Purchase Agreement"). This letter was dated six days after Mr. May was removed by the Board of Directors as President, Chief Executive Officer and Chairman of the Board of the Company. Mr. May sent additional demand letters to us dated December 11, 2001, and December 21, 2001 (collectively, the "Demand Letters"). The Demand Letters threatened to "exercise the rights granted to it (eg ACT-AU) under the company's constitution, which include exercising ACT's lien over the shares registered in the name of ADVC or declaring that those shares be forfeited." We believe that we have fully met our obligation under the Stock Purchase Agreement which states that payments are only required to be paid to ACT-AU from "those funds remaining after deduction of reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by its Board of Directors." We do not currently have sufficient funds available to pay to ACT-AU under the clear terms of the Stock Purchase Agreement. However, to protect our investment in ACT-AU on January 23, 2002, we filed suit against ACT-AU and Roger May in the Supreme Court at Melbourne, Victoria Australia and received a temporary injunction against ACT-AU and Mr. May from transferring, assigning, mortgaging or disposing of our shares that represent a 20% stock interest in ACT-AU. Our claim is scheduled for a full hearing in February 2002, where we are seeking, among other things, a permanent injunction against ACT-AU and Mr. May and the delivery of stock certificates evidencing our 20% ownership in ACT-AU.

On January 28, 2002, we issued 2,960,000 shares of our restricted common stock to Cornell Capital Partners, LP with a market value of $740,000 as a commitment fee for the $30 million structured equity facility.

On January 28, 2002, we issued 40,000 shares of our restricted common stock to Westport Advisors, Ltd. with a market value of $10,000 as a placement agent fee for the structured equity facility.

(b)     Exhibits.

Exhibit No.    Description                            Location

1.1            Exchange Agreement between MRC Legal   Incorporated by reference to
               Services Corporation and Advanced      Exhibit 1.1 to Company's Form
               Communications Technologies, Inc.      8-K filed on February 4, 2000
               dated as of January 31, 2000

2.1            Articles of Incorporation of Media     Incorporated by reference to
               Forum International, Inc.              Exhibit 2.1 to the Company's
                                                      Form S-8 filed on February 9,
                                                      2000

2.2            Second Amendment to Articles of        Incorporated by reference to
               Incorporation of Telenetworx, Inc.     Exhibit 2.2 to the Company's
                                                      Form S-8 filed on February 9,
                                                      2000

2.3            Third Amendment to Articles of         Incorporated by reference to
               Incorporation of Media Forum           Exhibit 2.3 to the Company's
               International, Inc.                    Form S-8 filed on February 9,
                                                      2000

2.4            Bylaws of the Company                  Incorporated by reference to
                                                      Exhibit 2.4 to the Company's
                                                      Form S-8 filed on February 9,
                                                      2000

3.1            Articles of Incorporation as           Incorporated by reference to
               currently in effect for the Company    Exhibit 3.1 to Form S-1
                                                      Registration Statement filed on
                                                      August 14, 2001

3.2            Bylaws, as currently in effect         Incorporated by reference to
                                                      Exhibit 3.2 to   Form S-1
                                                      Registration Statement filed on
                                                      August 14, 2001

10.1           Office Lease by and between the        Incorporated by reference to
               Company and DBS, Inc.                  Exhibit 10.1 to the Form S-1
                                                      Registration Statement filed on
                                                      August 14, 2001



10.2           Stock Purchase Agreement between the   Incorporated by reference to
               Company and ACT-Australia              Exhibit 10.2 to the Form S-1
                                                      Registration Statement filed on
                                                      August 14, 2001

10.3           Agreement dated June 27, 2000,         Incorporated by reference to
               between Ladenburg Thalmann & Co. and   Exhibit 10.3 to the Company's
               the Company                            Form S-1 Registration Statement
                                                      filed on August 14, 2001

10.4           Common Stock Purchase Agreement dated  Incorporated by reference to
               December 14, 2000, between the         Exhibit 10.4 to the Company's
               Company and Wanquay Ltd.               Form S-1 Registration Statement
                                                      filed on August 14, 2001

10.5           Registration Rights Agreement dated    Incorporated by reference to
               December 14, 2000, between the         Exhibit 10.5 to the Company's
               Company and Wanquay Ltd.               Form S-1 Registration Statement
                                                      filed on August 14, 2001

10.6           Escrow Agreement dated December 14,    Incorporated by reference to
               2000, among the Company, Wanquay Ltd.  Exhibit 10.6 to the Company's
               and Epstein Becker & Green             Form S-1 Registration Statement
                                                      filed on August 14, 2001

10.7           Consulting Agreement with M. Richard   Incorporated by reference to
               Cutler dated January 31, 2000          Exhibit 10.1 to the Company's
                                                      Form S-8 filed on February 9,
                                                      2000

10.8           Stock Purchase Agreement dated April   Incorporated by reference to
               5, 2000, between Advanced              Exhibit 10.5 to the Company's
               Communications Technologies, Inc. and  Form 10-QSB filed on May 24,
               Advanced Communications Technologies   2000
               Pty Ltd.

10.9           Securities Purchase Agreement dated    Provided herewith
               January 10, 2002, by and among the
               Company and Buyers

10.10          Investor Registration Rights           Provided herewith
               Agreement dated January 10, 2002, by
               and among the Company and Investors

10.11          Transfer Agent Instructions            Provided herewith

10.12          Escrow Agreement dated January 10,     Provided herewith
               2002, by and among the Company,
               Buyers and First Union National Bank

10.13          Equity Line of Credit Agreement dated  Provided herewith
               January 10, 2002, by and between
               Cornell Capital Partners, LP and the
               Company

10.14          Registration Rights Agreement dated    Provided herewith
               January 10, 2002, by and between the
               Company and Cornell Capital Partners,
               LP

10.15          Placement Agent Agreement dated        Provided herewith
               January 10, 2002, by and between the
               Company and Westrock Advisors, Inc.

10.16          Escrow Agreement dated January 10,     Provided herewith
               2002, by and among the Company,
               Cornell Capital Partners, LP, Butler
               Gonzalez LLP and First Union National
               Bank

--------------------------------------------------------------------------------------------

(c)     Reports on Form 8K

There were no reports on Form 8K filed under the Securities Exchange Act of 1934 during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Communications Technologies, Inc.
(Registrant)

/s/ Gary Ivaska                                  February 12, 2002
---------------                                  ------------------------
Gary Ivaska                                      Date
President and Chief Executive Officer


/s/ Wayne I. Danson                              February 12, 2002
-------------------                              ------------------------
Wayne I. Danson                                  Date
Vice President and Chief Financial Officer


/s/ Jonathan J. Lichtman                         February 12, 2002
------------------------                         -----------------------
Jonathan J. Lichtman                             Date
Assistant Secretary