Form 10KSB/A
period 2000-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-02-25
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529


                           Amendment 1 To Form 10-KSB


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

                               YES ____   NO ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of September 30, 2000, there were 82,197,280 shares of the Company's no par value common stock issued and outstanding.

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


The Company's Proposed Products


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


                                           For the Years Ended June 30,
                                   --------------------------------------------
                                       2000            1999            1998
                                   ------------    ------------    ------------
Consolidated Statement of
  Operations Data:
Revenue                            $         --    $         --    $    160,865
Cost of Revenue                              --              --         122,597
                                   ------------    ------------    ------------
Gross Profit                                 --              --          38,268
Selling, General and
  Administrative Expenses            (4,635,186)        673,274       1,783,047
                                   ------------    ------------    ------------
Operating Profit (Loss)              (4,635,186)       (673,274)     (1,744,779)
Total Other (Expense) Income/
  Extraordinary Gain                   (475,241)            312         (18,472)
                                   ------------    ------------    ------------
(Loss) Before Income Taxes           (5,110,427)       (672,692)     (1,763,251)
Provision for Income Taxes                   --              --              --
                                   ------------    ------------    ------------
Net (Loss)                         $ (5,110,427)   $   (672,692)   $ (1,763,251)
                                   ============    ============    ============
Net (Loss) Per Share:
    Basic                          $       (.07)   $       (.01)   $      (.035)
    Diluted                        $       (.07)   $       (.01)   $      (.035)
Pro Forma Weighted
  Average Shares:
    Basic                            77,107,560      60,619,676       5,000,292
                                   ============    ============    ============
    Diluted                          77,107,560      60,619,676       5,000,592
                                   ============    ============    ============


                                          For the Years Ended June 30,
                                   --------------------------------------------
                                       2000            1999            1998
                                   ------------    ------------    ------------
Consolidated Balance
  Sheet Data:
Cash and Cash
  Equivalents                      $     30,154    $     10,020    $     46,800

Working Capital                      (1,424,473)       (668,232)             --
Total Assets                         19,714,622         876,723          51,300
Total Debt                            9,007,570       1,231,002         946,847
Total Stockholders'
  (Deficiency)/Equity                10,707,052        (354,279)       (895,547)


(a) RESULTS OF OPERATIONS

Comparison of Results for the Year Ended June 30, 2000 to the Year Ended June 30, 1999

Revenue.  The Company  realized no revenue  during  either the fiscal year ended
June 30, 2000 nor the year ended June 30, 1999. The Company is entitled to license and distribution revenue for products currently under development by ACT-Australia. Such products were still in the development stage as of June 30, 2000. In addition, the Company, through AGC, has developed a wholesale telecommunications network for service into Pakistan which was not fully operational as of June 30, 2000


General and Administrative Expenses. General and administrative expenses for the fiscal years ended June 30, 2000 and June 30, 1999 were $4,635,186 and $673,274 respectively. Of these amounts, $3,409,038 and $148,379, or 74% and 22%
respectively, were for professional services rendered to the Company of which $3,009,388 (88%) during the fiscal year ended June 30, 2000 was paid via the issuance of restricted common stock and represent a non-cash expense. During the fiscal years ended June 30, 2000 and June 30, 1999, the Company paid $215,756 and $148,378 respectively, in cash fees for professional services rendered. Professional fees increased substantially from the prior year due principally to the fact that a majority of the Company's shares issued in the current fiscal year in exchange for services were issued when the stock was trading in the price range of $2.50 to $4 per share.


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


Other general and administrative expenses (exclusive of professional fees, consulting expenses and other non-cash charges) amounted to $412,110 for the fiscal year ended June 30, 2000, an increase of $306,516 from the fiscal year ended June 30, 1999. This increase is attributable to additional corporate overhead expenses resulting from the expansion of the Company's corporate headquarters in California and the $125,000 write-off of the World IP receivable.

Depreciation and amortization expense for the year ended June 30, 2000 includes the amortization of goodwill of $246,495 and depreciation of $4,000 on the Company's office equipment and fixtures.

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

Extraordinary Gains (Losses). Extraordinary Gains (Losses) include $242,561 of gain on the extinguishments of prior shareholder loans in exchange for 600,000 of the Company's restricted common stock and a gain of $34,507 on settlement of the Grassland loan payable.


(b) LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have primarily financed our operations through the sale of common stock and convertible debentures. We have raised $1,650,000 before offering costs through the sale of these securities.


At June 30, 2000, the Company's cash and cash equivalents balance was $30,154, an increase of $20,134 from the balance of $10,020 at June 30, 1999. During the year ended June 30, 2000, cash provided by (used in) operations and investing activities amounted to ($777,526) and ($215,390), respectively. Cash provided by financing activities during the fiscal year ended June 30, 2000, amounted to $1,013,050 and consisted of loans from the Company's principal shareholder and the sale of common stock and convertible debentures. In July 1999, the Company realized $273,500 net of offering costs from the sale of common stock. In December 1999, the Company received $488,050 net of offering costs from the sale of convertible debentures.


During the year the Company terminated financing agreements that it entered into with Bridgewater Capital Corporation and Trinity Capital Advisors, Inc.


On June 27, 2000, the Company entered into an agreement with Ladenberg Thalman & Co., Inc. ("LTCO") and Wanquay Limited to underwrite a credit facility totaling $12,000,000. Under the agreement the Company is able to draw down up to $500,000 per month based on an underwriting formula which takes into account the volume weighted average price of our stock. This facility will only be available to the Company upon the successful filing of an S-1 registration statement which is to be filed in the immediate future.

We believe that our cash and cash equivalent balances, and the net proceeds from the LTCO offering will be sufficient to satisfy our cash requirements for at least the next twelve months. We are, however, uncertain on the timing of when, if ever, the LTCO underwriting will be available to the Company. The estimate for the period for which we expect the net proceeds from LTCO offering, together with our available cash balances, to be sufficient to meet our capital requirements is a forward looking statement that involves risks and uncertainties. The amount of our capital requirements will depend on numerous factors, including the timing of the commercialization of the SpectruCell technology, the possible acquisitions of complementary businesses or technologies, the financial resources we dedicate to new technologies and new markets and market demand for our suite of services.

Due to the uncertain nature of the LTCO facility the Company may need to raise additional capital to meet the rapid expansion of initially planned operations or the development of other unplanned technologies and/or services to respond to new competitive pressures, or acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, such securities may have rights, preferences or privileges senior to those of our stockholders, who may also experience additional dilution. There can be no assurance that additional financing will be available or on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, expand our suite of services or otherwise respond to competitive pressures could be significantly limited and our business may be harmed by such limitations.


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

Registrant:
Advanced Communications Technologies, Inc.

/s/                                                           October 11, 2000
    ------------------------------------------
    By:  Roger May
    Chief Executive Officer

/s/                                                           October 11, 2000
    ------------------------------------------
    By:  Wayne I. Danson
    Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/                                                           October 11, 2000
    ------------------------------------------
    Randall Prouty
    Director

/s/                                                           October 11, 2000
    ------------------------------------------
    Jonathan Lichtman
    Director

/s/                                                           October 11, 2000
    ------------------------------------------
    Michael Finch
    Director

/s/                                                           October 11, 2000
    ------------------------------------------
    Wilbank Roche
    Director

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

Notes to Consolidated Financial Statements                              F-7-F-20

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

As discussed in Note 18 to the financial statements, certain errors resulting in an overstatement of previously reported assets and understatement of previously reported operating expense and stockholders deficiency as of June 30, 2000 were discovered by management of the Company during the subsequent year. Accordingly, an adjustment has been made to the investment, loss from operations, accumulated deficit during development stage and accumulated other comprehensive loss as of June 30, 2000 to correct the error.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company's significant net loss of $5,110,427 for the year ended June 30, 2000, and working capital deficiency at June 30, 2000, of $1,424,473, raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 16. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.
Boca Raton, Florida
September 27, 2000 (Except for Notes 1(E), 1(J),
3, 4, and 8 as to which the date is August 28, 2001)

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2000

                                     ASSETS

CURRENT ASSETS
    Cash                                                           $     30,154
    Marketable securities                                                 6,825
    Prepaid expenses                                                     46,118
                                                                   ------------
TOTAL CURRENT ASSETS                                                     83,097
                                                                   ------------
PROPERTY & EQUIPMENT - NET                                               16,188
                                                                   ------------
OTHER ASSETS
    Due from affiliate                                                  552,125
    Investment in affiliate, net                                     19,017,687
    Deposits                                                             45,525
                                                                   ------------
TOTAL OTHER ASSETS                                                   19,615,337
                                                                   ------------
TOTAL ASSETS                                                       $ 19,714,622
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
                                                                   ------------

STOCKHOLDERS' EQUITY
    Common stock, no par value, 100,000,000
      shares authorized, 82,227,280
      shares issued and outstanding                                  16,865,441
    Accumulated deficit during development stage                     (5,783,389)
    Less:  Common stock advances                                       (375,000)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                           10,707,052
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 19,714,622
                                                                   ============


           See accompanying notes to consolidated financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE
                                                                          PERIOD FROM
                                            FOR THE         FOR THE      APRIL 30, 1998
                                           YEAR ENDED      YEAR ENDED    (INCEPTION) TO
                                         JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000
                                         -------------   -------------   -------------
OPERATING EXPENSES
  Consulting fees                        $    563,543    $    416,666    $    980,209
  Depreciation and amortization               250,495           2,635         253,130
  Professional fees                         3,409,038         148,379       3,557,417
  Other selling, general,
    administrative expenses                   412,110         105,594         517,704
                                         ------------    ------------    ------------
      Total Operating Expenses              4,635,186         673,274       5,308,460
                                         ------------    ------------    ------------
LOSS FROM OPERATIONS                       (4,635,186)       (673,274)     (5,308,460)
                                         ------------    ------------    ------------
OTHER INCOME/(EXPENSE)
  Interest Income                               8,070              --           8,070
  Interest expense                           (747,110)         (5,580)       (752,690)
  Loss from investment in affiliate           (85,818)             --         (85,818)
  Realized loss on decline in
    marketable securities                    (119,925)             --        (119,925)
  Other income                                192,474           5,892         198,366
                                         ------------    ------------    ------------
      Total Other Income/(Expense)           (752,309)            312        (751,997)
                                         ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY GAINS            (5,387,495)       (672,962)     (6,060,457)

EXTRAORDINARY GAINS
  Gain on extinguishment of debt              277,068              --         277,068
                                         ------------    ------------    ------------
NET LOSS                                 $ (5,110,427)   $   (672,962)   $ (5,783,389)

OTHER COMPREHENSIVE LOSS, NET
  OF TAX
Unrealized loss on marketable
  securities                                       --         (97,500)             --
                                         ------------    ------------    ------------
COMPREHENSIVE LOSS                         (5,110,427)       (770,462)     (5,783,389)
                                         ============    ============    ============
Net loss per share - basic and diluted   $      (0.07)   $      (0.01)   $      (0.08)
                                         ============    ============    ============
Weighted average number of
 shares outstanding during the
 period - basic and diluted                77,107,560      60,619,676      68,426,745
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

                                                               ACCUMULATED     ACCUMULATED
                                         COMMON STOCK         DEFICIT DURING      OTHER             COMMON
                                  -------------------------    DEVELOPMENT    COMPREHENSIVE          STOCK
                                    SHARES        AMOUNT          STAGE            LOSS             ADVANCES         TOTAL
                                  ----------   ------------    ------------    ------------       ------------    -----------
Founders' stock issued for cash   55,568,011   $      1,160    $         --    $         --       $         --    $     1,160
                                  ----------   ------------    ------------    ------------       ------------    -----------
BALANCE, JUNE 30, 1998            55,568,011          1,160              --              --                 --          1,160

Stock issued for cash              4,656,216         56,116              --              --                 --         56,116
Contribution of capital                   --          5,600              --              --                 --          5,600
Recapitalization:
  Stock issued to Media Forum
    International, Inc.
    stockholders                   6,733,803      2,834,490      (3,726,539)        (97,500)                --       (989,549)
  Reclassification of
    accumulated deficit                   --     (3,726,539)      3,726,539              --                 --             --
Stock issued for services          1,259,250        330,166              --              --                 --        330,166
Stock issued for debt                 95,000         25,990              --              --                 --         25,990
Stock issued for cash              5,000,000      1,000,000              --              --                 --      1,000,000
Offering costs of private                 --       (110,800)             --              --                 --       (110,800)
  placement
Net loss for the year ended
  June 30, 1999                           --             --        (672,962)             --                 --       (672,962)
                                  ----------   ------------    ------------    ------------       ------------    -----------
BALANCE, JUNE 30, 1999            73,312,280        416,183        (672,962)        (97,500)                --       (354,279)

Stock issued for services          2,585,000      3,384,358              --              --                 --      3,384,358
Stock issued for office               30,000          9,900              --              --                 --          9,900
  furniture
Stock issued for debt                600,000        180,000              --              --                 --        180,000
Stock issued for acquisitions      5,700,000     12,225,000              --              --                 --     12,225,000
Change in unrealized loss on
  securities for sale                     --             --              --          97,500                 --         97,500
Interest on beneficial
  conversion of debentures                --        650,000              --              --                 --        650,000
Common stock advances                     --                                                         (375,000)       (375,000)
Net loss for the year ended
  June 30, 2000                           --             --      (5,110,427)             --                 --     (5,110,427)
                                  ----------   ------------    ------------    ------------       ------------    -----------

BALANCE, JUNE 30, 2000            82,227,280   $ 16,865,441    $ (5,783,389)   $         --       $   (375,000)   $10,707,052
                                  ==========   ============    ============    ============       ============    ===========


           See accompanying notes to consolidated financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE
                                                                               PERIOD FROM
                                                 FOR THE         FOR THE      APRIL 30, 1998
                                                YEAR ENDED      YEAR ENDED    (INCEPTION) TO
                                              JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000
                                              -------------   -------------   -------------
Cash flows from operating activities
   Net loss                                     $(5,110,427)    $(672,962)    $(5,783,389)
Adjustments to reconcile net
 loss to net cash used:
  Depreciation and amortization                     250,495         2,635         253,130
  Interest expense - amortization of
    debt costs                                       65,000            --          65,000
  Realized loss on marketable securities            119,925            --         119,925
  Expenses incurred in exchange for
    common stock                                  3,384,358       330,166       3,714,524
  Inter-company transaction                              --       (15,000)        (15,000)
  Interest for beneficial conversion
    feature                                         650,000            --         650,000
  Gain on extinguishment of debt                   (277,068)           --        (277,068)
  Gain on settlement of note receivable              (8,070)           --          (8,070)
  Forgiveness of accounts payable                  (192,474)           --        (192,474)
  Loss on minority interest in affiliate             85,818            --          85,818
  Provision for doubtful account                    125,000            --         125,000
  Accrued compensation                              120,000       (20,000)        100,000
Changes in operating assets
 and liabilities:
(Increase) decrease in assets
  Prepaid expense                                   (46,118)           --         (46,118)
  Other deposits                                    (40,000)           --         (40,000)
  Security deposits                                  (5,525)           --          (5,525)
Increase (decrease) in liabilities:
  Accounts payable                                  184,450        (7,855)        176,595
  Interest payable                                  (17,890)        5,548         (12,342)
  Other liabilities                                (115,000)      115,000              --
  Deferred revenue                                   50,000            --          50,000
                                                -----------     ---------     -----------
  Net cash used in operating activities            (777,526)     (262,468)     (1,039,994)
                                                -----------     ---------     -----------
Cash flows from investing activities
  Loan to affiliated company                       (242,125)     (310,000)       (552,125)
  Purchase of fixed assets                           (6,335)       (6,588)        (12,923)
  Investment in Kentel LLC                          158,070      (150,000)          8,070
  Investment in World IP                           (125,000)           --        (125,000)
                                                -----------     ---------     -----------
  Net cash used in investing activities            (215,390)     (466,588)       (681,978)
                                                -----------     ---------     -----------
Cash flows from financing activities
   Loan proceeds from affiliate                     251,500            --         251,500
   Offering costs                                        --       (10,800)        (10,800)
   Proceeds from issuance of common stock,
     net of offering costs                          273,500       748,716       1,023,376
   Proceeds from issuance of convertible
     debt, net                                      488,050            --         488,050
                                                -----------     ---------     -----------
   Net cash provided by financing activities      1,013,050       737,916       1,752,126
                                                -----------     ---------     -----------

Net increase in cash                                 20,134         8,860          30,154

Cash and cash equivalents at beginning
 of period                                           10,020         1,160              --
                                                -----------     ---------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    30,154     $  10,020     $    30,154
                                                ===========     =========     ===========

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

            The Company owns the rights for North and South America, to a development project called Universal Wide Spectrum Cellular which will be marketed under the name of "Spectrucell". The rights are licensed from the Company's Australian affiliate, Advanced Communications Technologies Pty Ltd. ("ACT-Australia"). (See Notes 2, 3 and 11).

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

            On April 5, 2000, the Company acquired 20% of the common stock of ACT-Australia (See Note 3).

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

            Declines in the fair value of individual available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

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

            (J) Revenue Recognition

            Revenue is generally recognized at the time telephone service minutes are used and based on the volume of call service provided to customers and processed by the Company's contractual service providers.

            In general, customers are required to prepay for communication services. Any funds received in advance of the service being provided to the customer is recorded as deferred revenue.

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

            (M) Recent Accounting Pronouncements

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

NOTE 2      DUE FROM AFFILIATE

            The Company has advanced funds to ACT-Australia that is majority owned by a principal stockholder of the Company and in which it has a 20% investment. (See Note 3 and 11(B)). These funds were provided in order to establish the related company's operations. The Company has advanced $552,125 through June 30, 2000. Additional funds have been provided subsequent to June 30, 2000.

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE 3      INVESTMENT IN AFFILIATE

            In April 2000, the Company acquired 20% of the common stock of ACT-Australia, an affiliate (See Note 11(B)). The purchase price of the investment amounted to $19,350,000, and was comprised of a note payable for $7,500,000 (See Note 1(d)) and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price of $19,350,000 over the fair value of the investment of $3,657,472, in the amount of $15,692,528, has been accounted for as Goodwill (See Note 18).

            The Company's 20% interest in ACT-Australia, is accounted for using the equity method of accounting and is stated at the amortized cost of Goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of ACT-Australia is adjusted for the amortization of the Goodwill as discussed above. Amortization is computed on a straight-line basis over fifteen years. The Company's share of the losses for the fiscal year ended June 30, 2000 totaled $85,818, and the amortization cost of Goodwill charged to income from the date of acquisition to June 30, 2000 totaled $246,495.

            The components of the investment in ACT-Australia at June 30, 2000, are as follows:

                                  Investment        Goodwill          Total
                                  -----------     ------------     ------------
At date of acquisition            $ 3,657,472     $ 15,692,528     $ 19,350,000

Investment loss                       (85,818)              --          (85,818)

Amortization of goodwill                   --         (246,495)        (246,495)
                                  -----------     ------------     ------------
Balance at June 30, 2000          $ 3,571,654     $ 15,446,033     $ 19,017,687
                                  ===========     ============     ============

            The note payable, of $7,500,000, is non-interest bearing with payments to be made in three equal monthly installments. The debt is classified as long-term, since the agreement does not state a specified maturity date.

            During September 2000, the Company agreed to issue 5,000,000 shares of restricted common stock, for $3,500,000, as a credit against the outstanding debt of $7,500,000 owed by the Company for the 20% equity purchase of ACT-Australia. The stock was valued at the quoted trading price on the grant date.

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE 4      MARKETABLE SECURITIES

            The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon the quoted market prices of those investments at June 30, 2000. Declines in the fair value that are other than temporary result in write-downs of the securities and included in earnings as realized losses. The Company determined there was a permanent decline in the fair value of these securities at June 30, 2000 and the Company wrote down these securities to their fair value. This resulted in the prior years accumulated unrealized loss of $97,500 along with an additional $22,425 being recognized in the statement of operations as a realized loss on marketable securities for the year ended June 30, 2000.

            The composition of marketable securities at June 30, 2000 is as follows (See Note 18):

                                                      Realized    Fair
                                             Cost      (Loss)     Value
                                           --------   ---------   ------
            Available-for-sale
              Securities (OTC):
                                           --------   ---------   ------
                Global Games Corp          $126,750   $(119,925)  $6,825
                                           --------   ---------   ------

NOTE 5      PROPERTY AND EQUIPMENT

            Computer and office equipment                  $ 22,823
            Less:  Accumulated depreciation                  (6,635)
                                                           --------
                 Property and equipment - net              $ 16,188
                                                           ========

            Depreciation expense for the year ended June 30, 2000 and 1999 is $4,000 and $2,635, respectively.

NOTE 6      ACCRUED COMPENSATION

            The Company has an agreement with an individual to serve as the Chief Executive Officer of the Company (See Note 14 (A)). The individual agreed to defer payment of the amounts owed him pursuant to the agreement due to the Company's lack of funds. During fiscal June 30, 2000, $120,000 was accrued and charged to consulting fees on the statement of operations. The Company owed the individual $231,550 at June 30, 2000.

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

NOTE 8      CONVERTIBLE DEBENTURES

            On September 30, 1999, the Company entered into a secured convertible debenture purchase agreement with two companies, who are already stockholders of the Company, whereby the Company sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, and which were convertible into shares of the Company's Class A Common Stock. In addition, on September 30, 1999, the Company issued another convertible debenture to an unrelated party in the amount of $150,000. The debentures are convertible, at the holder's option, into shares of common stock in whole or in part at any time from time to time after the original issue date. The number of shares of common stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued but unpaid interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date. $60,500 overpayments received from the debenture subscribers as a result of their purchase of common stock under the

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

            private placement (See Note 10(B)) was applied to amounts due. Of the $650,000 total debentures only $613,550 were received. As of the date of the accompanying audit reports the debentures were not converted and the Company was in default based on the April 1, 2000 due date (See Note 14(E)(i)).

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

NOTE 10     STOCKHOLDERS' EQUITY

            (A) Private Placement

            During the period of April 1999 to July 1999, pursuant to a private placement under Regulation D, Rule 504, the Company issued 5,000,000 shares of common stock at $.20 per share. The Company received $1,060,500 from the investors, which included an overpayment of $60,500. The overpayment was included in other liabilities until it was credited to the same investors who subscribed to convertible debentures in September, 1999 (See Note 8). The Company incurred offering expenses of $100,000 cash and issued 33,750 shares of common stock valued at $10,800, based on the quoted trading price on the grant date, in lieu of the non-accountable expense reimbursement (See Note 14(C)). The value of the cash and common stock has been charged to equity as direct costs to the offering.

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

NOTE 12     EXECUTIVE EMPLOYMENT AGREEMENTS

            On November 7, 1999, the Company entered into an employment agreement with an individual to serve as President of the Company, for a term of three years. The individual was to receive a salary of $150,000 per year on a monthly basis. As additional consideration, the Company agreed to issue 500,000 shares of restricted stock upon execution of the agreement. In addition, the individual was to be granted 750,000 employee incentive stock options over the employment term.

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

            Subsequent to June 30, 2000, the Company rescinded the acquisition and is pursuing litigation to resolve this matter. Due to the uncertainty of this event, all related cash advances, totaling $125,000, have been written off as advances receivable with a 100% reserve for uncollectable amounts resulting in a bad debt expense of $125,000 in 2000 (See Note 2). The 500,000 common shares issued and valued at $375,000 based upon the quoted trading price during the acquisition period are reflected as common stock advanced, a component of equity. (See Note 14(E)(v)).

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE 14     COMMITMENTS AND CONTINGENCIES

            (A) Consulting/Employment Agreement

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

NOTE 16     GOING CONCERN

            The Company's consolidated financial statements for the year ended June 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $5,110,427 for the year ended June 30, 2000, and has a working capital deficiency, of $1,424,473, at June 30, 2000.

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

            On September 1, 2000, the Company entered into a one-year agreement with the Chief Financial Officer. As compensation, the individual will receive $10,000 per month in cash and $10,000 per month in stock.

NOTE 18     RESTATEMENT

            During management's review of its investment in ACT-AU it was determined that Goodwill had not been recorded for this investment in accordance with APB 18. The Company has recorded such adjustment reflecting a balance of $15,446,033 for goodwill (See Note 3) after a reduction of $246,495 for amortization. The Company also decreased its unrealized loss and increased its realized loss on marketable securities for $119,925 to effect a permanent decline in such securities.