Form 10QSB/A
period 2000-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-02-25
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           Amendment 1 To Form 1O-QSB


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

ITEM 2. Changes in Securities

ITEM 3. Qualitative Disclosures about Market Risk

ITEM 6. Subsequent Events and Exhibits

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


ASSETS:

CURRENT ASSETS
    Cash                                                           $         --
    Marketable securities                                                 6,240
    Prepaid expenses                                                     22,528
                                                                   ------------
TOTAL CURRENT ASSETS                                                     28,768
                                                                   ------------

PROPERTY & EQUIPMENT - NET                                               19,855
                                                                   ------------

OTHER ASSETS
    Due from affiliate                                                  562,233
    Investment in affiliate                                          18,634,008
    Deposits                                                             45,525
                                                                   ------------
TOTAL OTHER ASSETS                                                   19,241,766
                                                                   ------------

TOTAL ASSETS                                                       $ 19,290,389
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES
 CURRENT LIABILITIES
    Cash Overdraft                                                 $      5,644
    Accounts payable                                                    352,057
    Accrued compensation                                                326,550
    Deferred revenue                                                     13,261
    Note payable                                                        150,000
    Loan payable to shareholder                                         435,000
    Convertible debentures                                              613,550
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             1,896,062

LONG-TERM LIABILITIES
    Notes payable-affiliate                                           4,000,000
                                                                   ------------

TOTAL LIABILITIES                                                  $  5,896,062
                                                                   ------------

STOCKHOLDERS' EQUITY
    Common stock, no par value, 100,000,000
      shares authorized, 87,197,280 shares
      issued and outstanding                                         20,227,011
    Accumulated deficit during development stage                     (6,457,099)
    Accumulated other comprehensive loss                                   (585)
    Less:  Common stock advances                                       (375,000)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                         $ 13,394,327
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 19,290,389
                                                                   ============


                             See accompanying notes

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             FOR THE THREE-MONTH PERIOD ENDED
                                         ---------------------------------------
                                         SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                         ------------------   ------------------
TELEPHONE NETWORK REVENUE                  $     36,739          $         --
 COST OF SALES                                  (44,782)                   --
                                           ------------          ------------
GROSS PROFIT (LOSS)                              (8,043)                   --
                                           ------------          ------------

OPERATING EXPENSES
  Consulting fees                          $    153,125          $    127,416
  Depreciation and amortization                 262,542                 1,000
  Professional fees                              12,822               516,057
  Other selling, general &
    administrative expenses                     115,041                62,172
                                           ------------          ------------
      Total Operating Expenses                 (543,530)             (706,645)
                                           ------------          ------------

LOSS FROM OPERATIONS                           (551,573)             (706,645)
                                           ------------          ------------

OTHER INCOME/(EXPENSE)
  Interest expense                                   --              (657,590)
  Loss from investment in affiliate            (122,137)                   --
  Other income                                       --                    --
                                           ------------          ------------
      Total Other Income/(Expense)             (122,137)             (657,590)
                                           ------------          ------------

LOSS BEFORE EXTRAORDINARY GAINS                (673,710)           (1,364,235)

EXTRAORDINARY GAINS
  Gain on extinguishment of debt                     --               242,561
                                           ------------          ------------

NET LOSS FROM OPERATIONS                   $   (673,710)         $ (1,121,674)

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on marketable securities           (585)              (13,650)
                                           ------------          ------------

COMPREHENSIVE LOSS                         $   (674,295)         $ (1,135,324)
                                           ============          ============

Net loss per share - basic and diluted     $       (.01)         $      (.015)
                                           ============          ============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                          81,787,932            74,415,487
                                           ============          ============


                             See accompanying notes

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JUNE 30, 1999 TO SEPTEMBER 30, 2000



                                                                                        ACCUMULATED
                                           COMMON STOCK                                OTHER           COMMON
                                    ----------------------------    ACCUMULATED    COMPREHENSIVE       STOCK
                                       SHARES          AMOUNT         DEFICIT          LOSS           ADVANCES          TOTAL
                                    ------------    ------------    ------------   -------------    ------------    ------------
BALANCE, JUNE 30, 1999                73,312,280         416,183        (672,962)        (97,500)             --        (354,279)

Stock issued for services              2,585,000       3,384,358              --              --              --       3,384,358
Stock issued for office furniture         30,000           9,900              --              --              --           9,900
Stock issued for debt                    600,000         180,000              --              --              --         180,000
Stock issued for acquisitions          5,700,000      12,225,000              --              --              --      12,225,000
Change in unrealized loss on
  securities for sale                         --              --              --          97,500              --         (97,500)
Interest on beneficial
  conversion of debentures                    --         650,000              --              --              --         650,000
Common stock advances                         --              --              --              --        (375,000)       (375,000)
Net loss for the year ended
  June 30, 2000                               --              --      (5,110,427)             --              --      (5,110,427)
                                    ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, JUNE 30, 2000                82,227,280    $ 16,865,441    $ (5,783,389)   $         --    $   (375,000)   $ 10,707,052

Stock issued for services                (30,000)       (138,430)             --              --              --        (138,430)
Stock issued for debt                  5,000,000       3,500,000              --              --              --       3,500,000
Change in unrealized loss on
  securities held for sale                                                                  (585)             --            (585)
Net loss for the period                       --              --        (673,710)             --              --        (673,710)
                                    ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 2000           87,197,280      20,227,011      (6,457,099)           (585)       (375,000)     13,394,327
                                    ============    ============    ============    ============    ============    ============


                             See accompanying notes

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                             FOR THE THREE-MONTH PERIOD ENDED
                                         ---------------------------------------
                                         SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                         ------------------   ------------------
Cash flows from operating
  activities
  Net loss                                  $  (673,710)         $(1,121,674)
Adjustments to reconcile net
  loss to net cash used:
  Depreciation and amortization                 262,542                1,000
  Expenses incurred in exchange
    for common stock                           (138,430)             495,638
  Interest for beneficial
    conversion feature                               --              650,000
  Gain on extinguishment of debt                     --             (242,561)
  Loss on minority interest in
    affiliate                                   122,137                   --
Changes in operating assets
  and liabilities:
(Increase) decrease in assets
  Prepaid expense                                23,590                   --
  Other deposits                                     --              (35,000)
Increase (decrease) in
  liabilities:
  Accounts payable                              141,087              (95,100)
  Interest payable                                   --                7,590
  Accrued compensation                           95,000               30,000
  Other liabilities                                  --              115,000
  Deferred revenue                              (36,739)                  --
                                            -----------          -----------
  Net cash used in operating
    activities                                 (204,523)            (195,107)
                                            -----------          -----------

Cash flows from investing
  activities
  Loan to affiliated company                    (10,108)            (177,500)
  Purchase of fixed assets                       (4,667)             (11,900)
  Investment in Kentel LLC                           --              (20,000)
                                            -----------          -----------
  Net cash used in investing
    activities                                  (14,775)            (209,400)
                                            -----------          -----------

Cash flows from financing
  activities
  Loan proceeds from shareholder                183,500               30,000
  Proceeds from issuance of
    common stock, net of
    offering costs                                   --              273,500
  Proceeds from issuance of
    convertible debt, net                            --              100,000
                                            -----------          -----------
  Net cash provided by
    financing activities                        183,500              403,500
                                            -----------          -----------

Net increase (decrease) in cash                 (35,798)              (1,007)

Cash and cash equivalents at
  beginning of period                            30,154               10,020
                                            -----------          -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $    (5,644)         $     9,013
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



Note 3. Investment in Affiliate.


In April 2000, the Company acquired 20% of the common stock of ACT-Australia, an affiliate. The purchase price of the investment amounted to $19,350,000 and was comprised of a note payable for $7,500,000 and the issuance of 5,000,000 shares of restricted common stock valued $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price of $19,350,000 over the fair value of the investment of $3,657,472, in the amount of $15,692,528, has been accounted for as Goodwill.

The Company's 20% interest in ACT-Australia, is accounted for using the equity method of accounting and is stated at the amortized cost of Goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of ACT-Australia is adjusted for the amortization of the Goodwill as discussed above. Amortization is computed on a straight-line basis over fifteen years. The Company's share of the losses for the three months ended September 30, 2000 totaled $122,137, and the amortization cost of Goodwill charged to income from the date of acquisition to September 30, 2000 totaled $508,037.

The components of the investment in ACT-Australia at September 30, 2000, are as follows:

                                      Investment       Goodwill        Total
                                      ----------     -----------    -----------
At date of acquisition                $3,657,472     $15,692,528    $19,350,000
Investment loss                         (207,955)             --       (207,955)
Amortization of goodwill                      --        (508,037)      (508,037)
                                      ----------     -----------    -----------
Balance at December 31, 2000          $3,449,517     $15,184,491    $18,634,008
                                      ==========     ===========    ===========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position and operating results. Certain statements under this section may constitute "forward-looking statements". See Part II-Other Information.

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


Operating Expenses. Operating expenses for the three-month period ended September 30, 2000 was $543,530 and represents a 23% decrease in operating costs from the three-month period ended September 30, 1999. This decrease was principally attributable to a reduction in professional fees incurred in exchange for restricted common stock. Employee and consulting costs for the three-month period ended September 30, 2000 increased 20% to $153,125 from the three-month period ended September 30, 1999 and is attributable to an increase in staffing of the California office. Other selling and general & administrative expenses increased from $62,172 for the quarter ended September 30,

1999 to $115,041 for the three-months ended September 30, 2000, or approximately 85% because of an increase in costs associated with the Company's California headquarters and the increase in costs devoted to marketing the Company's business and products.


Depreciation and amortization expense for the three months ended September 30, 2000 and 1999 was $262,542 and $1,000 respectively.


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


The Company had a working capital deficiency in the amounts of $1,867,294 and $811,418 respectively for the three-month periods ended September 30, 2000 and 1999. The Company is currently working with Ladenburg Thalmann, a NY-based investment banking firm, and others to obtain the necessary capital to continue its wholesale telephone network business and to assist ACT-AU in its development, testing and commercialization of the SpectruCell wireless technology. In addition, the Company is in the process of preparing an offering memorandum under the provisions of regulation 506(d) to raise up to $10 million through the sale of its common stock to accredited investors. If the Company is unable to raise the capital sufficient to fund its operations until SpectruCell can be successfully marketed and sold, it may be forced to sell or merge its business with a company that has the resources to execute its marketing plan. If the Company is unable to either raise sufficient capital to continue its business or find a merger partner to assist in the execution of its sales and marketing plan, it may be unable to continue as a going concern.


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