Form 10QSB/A
period 2000-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-02-25
CIK 1100820

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


      Consolidated Balance Sheets as of December 31, 2000 (Unaudited) and June 30, 2000 (Audited)

      Consolidated Statement of Operations for the three months ended December 31, 2000 and December 31, 1999 and for the six months ended December 31, 2000 and December 31, 1999


      Consolidated Statement of Changes in Stockholders' Equity for the six months ended December 31, 2000 and December 31, 1999


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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Subsequent Events, Exhibits and Reports on Form 8-K

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31, 2000             JUNE 30, 2000
                                                                        (UNAUDITED)                   (AUDITED)
                                                                        -----------                -------------
ASSETS:

CURRENT ASSETS
     Cash                                                              $    15,028                   $    30,154
     Marketable securities                                                   1,950                         6,825
     Prepaid expenses                                                           --                        46,118
                                                                       -----------                   -----------

TOTAL CURRENT ASSETS                                                        16,978                        83,097
                                                                       -----------                   -----------

PROPERTY & EQUIPMENT - NET                                                  22,768                        16,188
                                                                       -----------                   -----------
OTHER ASSETS
     Due from affiliate                                                    562,233                       552,125
     Investment in affiliate                                            18,257,312                    19,017,687
     Deposits                                                                5,525                        45,525
                                                                       -----------                   -----------

TOTAL OTHER ASSETS                                                      18,825,070                    19,615,337
                                                                       -----------                   -----------

TOTAL ASSETS                                                           $18,864,816                   $19,714,622
                                                                       ===========                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
   CURRENT LIABILITIES
     Accounts payable and accrued compensation                         $   865,396                   $   442,520
     Deferred revenue                                                           --                        50,000
     Note payable-Grassland                                                108,198                       150,000
     Loan payable to shareholder                                           682,500                       251,500
     Convertible debentures                                                200,750                       613,550
                                                                       -----------                   -----------

TOTAL CURRENT LIABILITIES                                                1,856,844                     1,507,570

LONG-TERM LIABILITIES
     Notes payable-affiliate                                             3,540,000                     7,500,000
                                                                       -----------                   -----------

TOTAL LIABILITIES                                                      $ 5,396,844                     9,007,570
                                                                       -----------                   -----------

STOCKHOLDERS' EQUITY
     Common stock, no par value, 100,000,000 shares
       authorized, 89,239,218 and 82,227,280 shares
       issued and outstanding, respectively                             20,936,613                    16,865,441
     Accumulated deficit                                                (7,463,766)                   (5,783,389)
     Accumulated other comprehensive loss                                   (4,875)                           --
     Less:  Common stock advances                                               --                      (375,000)
                                                                       -----------                   -----------

TOTAL STOCKHOLDERS' EQUITY                                             $13,467,972                   $10,707,052
                                                                       -----------                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $18,864,816                   $19,714,622
                                                                       ===========                   ===========


    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                               FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                      ENDED                                  ENDED
                                                         -------------------------------       -------------------------------
                                                         DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                             2000               1999               2000               1999
                                                         ------------       ------------       ------------       ------------

TELEPHONE NETWORK REVENUE                                $     13,261       $         --       $     50,000       $         --
COST OF REVENUES                                              (12,528)                --            (57,310)                --
                                                         ------------       ------------       ------------       ------------

GROSS PROFIT (LOSS)                                               733                 --             (7,310)                --
                                                         ------------       ------------       ------------       ------------

OPERATING EXPENSES
     Consulting fees                                     $    153,000       $     81,396       $    306,125       $    208,812
     Depreciation and amortization                            262,543             33,500            525,085             34,500
     Professional fees                                        176,279            103,804            175,981            124,223
     Other selling, general &
       administrative expenses                                190,425            100,292            305,466            154,874
     Stock-based compensation                                 133,000            485,650            146,120            981,288
                                                         ------------       ------------       ------------       ------------

TOTAL OPERATING EXPENSES                                     (915,247)           804,642         (1,456,777)        (1,503,697)
                                                         ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                         (914,514)          (804,642)        (1,464,087)        (1,503,697)
                                                         ------------       ------------       ------------       ------------

OTHER INCOME/(EXPENSE)
     Interest expense                                              --             (7,590)                --           (665,180)
     Loss from investment in affiliate                       (115,153)                --           (237,290)
     Other income                                                  --                 --                 --                 --
                                                         ------------       ------------       ------------       ------------

TOTAL OTHER INCOME/(EXPENSE)                                 (115,153)            (7,590)          (237,290)          (665,180)
                                                         ------------       ------------       ------------       ------------

LOSS BEFORE EXTRAORDINARY GAINS                            (1,029,677)          (812,232)        (1,703,377)        (2,168,877)

EXTRAORDINARY GAINS
     Gains on extinguishments of debt                          23,000            121,937             23,000            364,498
                                                         ------------       ------------       ------------       ------------

NET LOSS FROM OPERATIONS                                 $ (1,006,667)      $   (690,295)      $ (1,680,377)      $ (1,804,379)

OTHER COMPREHENSIVE LOSS, NET OF TAX
     Unrealized loss on marketable securities                  (4,290)            (5,850)            (4,875)           (19,500)
                                                         ------------       ------------       ------------       ------------


COMPREHENSIVE LOSS                                       $ (1,010,957)      $   (696,145)      $ (1,685,252)      $ (1,823,879)
                                                         ============       ============       ============       ============

Net loss per share-basic and diluted                     $       (.01)      $       (.01)      $       (.02)      $       (.02)
                                                         ============       ============       ============       ============

Weighted average number of shares outstanding
  during the period-basic and diluted                      87,719,218         75,516,709         84,753,575         74,966,098
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

                                                                                     ACCUMULATED
                                                                                        OTHER          COMMON
                                            COMMON STOCK            ACCUMULATED     COMPREHENSIVE       STOCK
                                       SHARES          AMOUNT         DEFICIT           LOSS           ADVANCES          TOTAL
                                    ------------    ------------    ------------    -------------    ------------    ------------
SIX MONTHS ENDED
  DECEMBER 31, 1999:

BALANCE AT JULY 1, 1999               73,312,280    $    416,183    $   (672,962)   $    (97,500)   $         --    $   (354,279)

Stock issued for services              1,735,500         981,288              --              --              --         981,288
Stock issued for office furniture         30,000           9,900              --              --              --           9,900
Stock issued in exchange for debt        600,000         180,000              --              --              --         180,000
Stock issued for acquisitions            500,000         375,000              --              --              --         375,000
Change in unrealized loss on
  securities for sale                         --              --              --         (19,500)             --         (19,500)
Interest on beneficial conversion
  of debentures                               --         650,000              --              --              --         650,000
Common stock advances                   (500,000)             --              --              --        (375,000)       (375,000)
Net loss for the six months ended
  December 31, 1999                           --    $         --    $ (1,804,379)   $         --    $         --      (1,804,379)
                                    ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1999          75,677,780    $  2,612,371    $ (2,477,341)   $   (117,000)   $   (375,000)       (356,970)
                                    ============    ============    ============    ============    ============    ============

BALANCE AT JULY 1, 2000               82,227,280      16,865,441      (5,783,389)             --        (375,000)     10,707,052

SIX MONTHS ENDED
  DECEMBER 31, 2000:

Stock issued for services                248,393          54,570              --              --              --          54,570
Stock issued for debt                  5,460,000       3,978,802              --              --              --       3,978,802
Change in unrealized loss
  on securities held for sale                 --              --              --          (4,875)             --          (4,875)
Stock issued on conversion of
  convertible debentures               1,803,545         412,800              --              --              --         412,800
Common stock retired                    (500,000)       (375,000)             --              --         375,000              --
Net loss for the six months ended
  December 31, 2000                           --              --      (1,680,377)             --              --      (1,680,377)
                                    ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2000          89,239,218    $ 20,936,613    $ (7,463,766)   $     (4,875)   $         --    $ 13,467,972
                                    ============    ============    ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                            FOR THE SIX
                                                                            MONTHS ENDED
                                                                            ------------
                                                                     DECEMBER          DECEMBER
                                                                     31, 2000          31, 1999
                                                                     --------         ----------
Cash flows from operating activities
   Net loss                                                        $(1,680,377)      $(1,804,379)
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                        525,085            34,500
  Expenses incurred in exchange for common stock                        54,570           981,288
  Interest for beneficial conversion feature                                --           650,000
  Gain on extinguishment of debt                                       (23,000)         (364,498)
  Loss on minority interest in affiliate                               237,290                --
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                                       46,118                --
  Other deposits                                                        40,000           (35,000)
Increase (decrease) in liabilities:
  Accounts payable                                                     280,376            89,189
   Interest payable                                                         --            15,180
  Accrued compensation                                                 142,500            60,000
  Other liabilities                                                         --           175,500
  Deferred revenue                                                     (50,000)               --
                                                                   -----------       -----------
   Net cash used in operating activities                              (427,438)         (198,220)
                                                                   -----------       -----------

Cash flows from investing activities
  Loan to affiliated company                                           (10,108)         (245,000)
  Purchase of fixed assets                                              (8,580)          (14,335)
  Investment in Kentel LLC                                                  --            (7,000)
   Advances to World IP                                                     --           (45,000)
                                                                   -----------       -----------
  Net cash used in investing activities                                (18,688)         (311,335)
                                                                   -----------       -----------

Cash flows from financing activities
   Loan proceeds from shareholder                                      431,000           (23,500)
    Proceeds from sale of stock                                         41,802                --
   Proceeds from issuance of common stock,
     net of offering costs                                                  --           273,500
   Proceeds from issuance of convertible
     debt, net                                                              --           388,050

   Repayment of note payable                                           (41,802)               --
                                                                   -----------       -----------
   Net cash provided by financing activities                           431,000           638,050
                                                                   -----------       -----------

Net increase (decrease) in cash                                        (15,126)          128,495

Cash and cash equivalents at beginning of period                        30,154            10,020
                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                        $    15,028       $   138,515
                                                                   ===========       ===========


    The accompanying notes are an integral part of these financial statements

             ADVANCED COMMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


The financial statements for the three months ended December 31, 1999 do not reflect the assets, liabilities or results of operations of the Company's 51% interest in World IP and consolidated subsidiaries due to the Company's rescission of the World IP transaction.


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

The Company's 20% interest in ACT-Australia, is accounted for using the equity method of accounting and is stated at the amortized cost of Goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of ACT-Australia is adjusted for the amortization of the Goodwill as discussed above. Amortization is computed on a straight-line basis over fifteen years. The Company's share of the losses for the three months ended December 31, 2000 totaled $115,153, and the amortization cost of Goodwill charged to income from the date of acquisition to December 31, 2000 totaled $769,579.

The components of the investment in ACT-Australia at December 31, 2000, are as follows:

                                    Investment       Goodwill          Total
                                   ------------    ------------    ------------
At date of acquisition             $  3,657,472    $ 15,692,528    $ 19,350,000
Investment loss                        (323,108)             --        (323,108)
Amortization of goodwill                     --        (769,579)       (769,579)
                                   ------------    ------------    ------------
Balance at December 31, 2000       $  3,334,364    $ 14,922,949    $ 18,257,313
                                   ============    ============    ============


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


(B) Loan Payable to Shareholder

As of December 31, 2000 and June 30, 2000, the Company owed an affiliate of the Chief Executive Officer $682,500 and $251,500, respectively. These funds were advanced to the Company to provide working capital for normal business operations and are non-interest bearing and unsecured.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nature of Business


Advanced  Communications  Technologies,  Inc.  ("ACT" or the "Company")  (OTCBB:
ADVC), a Florida incorporated company, is a marketer of wireless telecommunications products. The Company has the exclusive North and South American marketing rights for a proprietary Software Defined Radio ("SDR") technology platform for next generation wireless telecommunications products being developed by the Company's affiliate in Australia, Advanced Communications Technologies (Australia) Pty Ltd. ("ACT-AU"), which is owned 20% by the Company.


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


In January 2001, ACT-AU received $A4.78 million or $2,644,000 in equivalent U.S. dollars of a total approximately $A13 million or approximately $7.2 million in equivalent U.S. dollars grant from AusIndustry to support its research and development of SpectruCell and these other technology platforms.


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


Revenue. Revenue for the quarter was $13,261 and was generated entirely from AGC's U.S.-Pakistan Network and represents a 100% increase from the comparative restated three months ended December 31, 1999. Due to various technical issues with the Company's network supplier in England as well as regulatory changes in Pakistan, the U.S.-Pakistan Network was off-line a majority of the three months ended December 31, 2000. Consequently, while revenue from telephone distribution sales was up from the comparative three months ended December 31, 1999, the Company experienced a decline in network revenue from the immediately preceding three month period.


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


Operating Expenses. Operating expenses, net of stock-based compensation charges of $133,000, for the three months ended December 31, 2000 were $782,247 and represent a $463,255 or 145% increase in operating costs, net of stock-based compensation charges of $485,650, for the three months ended December 31, 1999. This operating cost increase was principally attributable to an increase in costs associated with the Company's California headquarters and the marketing of the Company's business and products.


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

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 TO THE SIX MONTHS ENDED DECEMBER 1999

(a) RESULTS OF OPERATIONS


Revenue. Revenue for the six months ended December 31, 2000 was $50,000, generated entirely from AGC's U.S.-Pakistan Network and represents a 100% increase from the comparative six months ended December 31, 1999. The results of operation for the six months ended December 31, 1999 reflects the rescission of the World IP acquisition, which was rescinded retroactively to November 10,1999.

Cost of Sales. Cost of direct telephone network sales for the six months ended December 31, 2000 was $57,310 and represents a 100% increase from the comparative six months ended December 31, 1999. As the Company completed the U.S.-Pakistan Network during its first quarter of fiscal 2001, included in the cost of sales for the six months ended December 31, 2000 are initial set-up costs to establish the network in addition to normal recurring direct operating charges.

Operating Expenses. Operating expenses, net of stock-based compensation charges of $146,120 for the six months ended December 31, 2000, were $1,310,657 and represent a $788,248 or 150% increase in operating costs, net of stock-based compensation charges of $981,288, for the six months ended December 31, 1999. This operating cost increase was also principally attributable to an increase in costs associated with the expansion of the Company's California headquarters and the marketing of the Company's business and products.


Interest expense incurred for the six months ended December 31, 2000 was $0. For the comparative six months ended December 31, 1999, interest expense was $665,180 of which $650,000 was attributable to the intrinsic value of the Senior Convertible Debentures issued by the Company in September 1999.


Other income (loss) for the six months ended December 31, 2000 includes the Company's share, under the equity method of accounting, of ACT-AU's operating loss of ($237,290). No loss was reported for the comparative period ended December 31,1999, as the Company's investment in ACT-AU was made during the fourth quarter of ACT's fiscal year 2000. Extraordinary gain for the six months ended December 31, 2000 includes $23,000 of gain on the extinguishments of the Company's obligation to ACT-AU which was partially repaid with common stock valued in excess of the then market price. For the six months ended December 31, 1999, extraordinary gains of $364,498 was recognized from the extinguishments of prior MFI shareholder loans in exchange for 600,000 shares of the Company's restricted common stock ($242,561) and $121,937 on the abandonment of certain accounts payable and accrued expenses of MFI.


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


The Company had a working capital deficiency in the amount of $1,839,866 for the six months ended December 31, 2000. During the quarter, the Company executed final documentation with Ladenburg Thalmann, a NY-based investment banking firm, to secure a $12 million equity line of credit. Once the equity line is declared effective, the Company will be able to draw down the credit line on a monthly basis in increments of not less than $500,000. In addition, during November 2000, the Company prepared a Private Placement Memorandum under Securities and Exchange Commission Rule 506D to issue up to $10 million of its restricted common stock to accredited investors. No funds have been raised under this offering as of December 31, 2000.

In the past we have financed our operations through a combination of unsecured shareholder loans, convertible securities and the private placement of our stock. While we are confident that we will be able to continue to finance our operations and infrastructure growth sufficient to market and distribute the SpectruCell product over the next twelve months, there can be no assurance that we will be able to achieve this. Our current monthly capital requirements are modest and have been covered by unsecured shareholder loans. However, our short-term cash requirements are critical and we expect our capital requirements over the next twelve to eighteen months to be substantial. If we are unable to raise both short and long-term capital sufficient to enable us to sustain our business until sales of the SpectruCell product occur, we may be forced to sell or merge our business with a company that has the resources to execute our marketing plan and generate SpectruCell sales. If we are unable to either raise sufficient capital to continue our business or find a merger partner to assist in the execution of our sales and marketing of SpectruCell, we may be unable to continue our operations.


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


On February 8, 2001, the Company entered into a nonbinding agreement with Dr. Amelio and his majority owned company, Beneventure Capital, LLC, ("Beneventure") to acquire 100% of the assets of Beneventure. Beneventure is a technology investment and management firm that owns varying interests in private companies involved in the telecommunication, semiconductor, internet and financial service industries. The agreement provides for the acquisition of the assets and interests of Beneventure in exchange for shares of stock of the Company and is subject to due diligence by both parties and a fairness opinion from an independent investment banking firm.


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