Form 10QSB/A
period 2001-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-02-25
CIK 1100820

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


      Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and June 30, 2000 (audited)

      Consolidated Statement of Operations for the three months ended March 31, 2001 and March 31, 2000 and for the nine months ended March 31, 2001 and March 31, 2000


      Consolidated Statement of Changes in Stockholders' Equity for the nine months ended March 31, 2001 and March 31, 2000


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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Subsequent Events, Exhibits and Reports on Form 8-K

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                       MARCH 31, 2001    JUNE 30, 2000
                                                         (UNAUDITED)       (AUDITED)
                                                       --------------    -------------
ASSETS:

CURRENT ASSETS
     Cash                                                $     26,392    $     30,154
     Marketable securities                                      2,145           6,825
     Prepaid expenses                                              --          46,118
                                                         ------------    ------------

TOTAL CURRENT ASSETS                                           28,537          83,097
                                                         ------------    ------------
PROPERTY & EQUIPMENT - NET                                     21,768          16,188
                                                         ------------    ------------
OTHER ASSETS
     Due from affiliate                                            --         552,125
     Investment in affiliate                               18,225,574      19,017,687
     Deposits                                                   5,525          45,525
                                                         ------------    ------------
TOTAL OTHER ASSETS                                         18,231,099      19,615,337
                                                         ------------    ------------
TOTAL ASSETS                                             $ 18,281,044      19,714,622
                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES
   CURRENT LIABILITIES
     Accounts payable and accrued compensation           $  1,115,420    $    442,520
     Deferred revenue                                              --          50,000
     Note payable-Grassland                                   108,198         150,000
     Loan payable to shareholder                              786,000         251,500
     Convertible debentures                                   200,750         613,550
     Stock subscription liability                             768,180              --
                                                         ------------    ------------
TOTAL CURRENT LIABILITIES                                   2,978,548       1,507,570

LONG-TERM LIABILITIES
     Notes payable-affiliate                                2,440,267       7,500,000
                                                         ------------    ------------
TOTAL LIABILITIES                                        $  5,418,815       9,007,570
                                                         ------------    ------------
STOCKHOLDERS' EQUITY
     Common stock, no par value, 100,000,000 shares
       authorized, 90,737,909 and 82,227,280 shares
       issued and outstanding, respectively                21,676,613      16,865,441
     Accumulated deficit                                   (8,809,344)     (5,783,389)
     Accumulated other comprehensive loss                      (4,680)             --
     Less:  Common stock advances                                  --        (375,000)
                                                         ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                               $ 12,862,589    $ 10,707,052
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 18,281,404    $ 19,714,622
                                                         ============    ============


    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                       FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                               ENDED                                ENDED
                                                   ------------------------------       -------------------------------
                                                   MARCH 31,           MARCH 31,          MARCH 31,          MARCH 31,
                                                      2001               2000               2001               2000
                                                  ------------       ------------       ------------       ------------
TELEPHONE NETWORK REVENUE                         $         --       $         --       $     50,000       $         --
COST OF REVENUES                                            --                 --            (57,310)                --
                                                  ------------       ------------       ------------       ------------
GROSS PROFIT (LOSS)                                         --                 --             (7,310)                --
                                                  ------------       ------------       ------------       ------------
OPERATING EXPENSES
     Consulting fees                              $    129,000       $     97,800       $    435,125       $    306,612
     Depreciation and amortization                     262,542             33,500            787,626             68,000
     Professional fees                                 624,389            158,765            800,370            282,988
     Other selling, general &
       administrative expenses                         104,451             92,952            409,917            247,826
     Stock-based compensation                           30,000          1,811,220            176,120          2,792,508
                                                  ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                             1,150,382          2,194,237          2,609,158          3,697,934
                                                  ------------       ------------       ------------       ------------
Loss FROM OPERATIONS                                (1,150,382)        (2,194,237)        (2,616,468)        (3,697,934)
                                                  ------------       ------------       ------------       ------------
OTHER INCOME/(EXPENSE)
     Interest expense                                       --             (8,159)                --           (673,339)
     Income (Loss) from investment
       in affiliate                                    229,803                 --             (7,487)                --
     Investment write-down                            (425,000)                --           (425,000)                --
                                                  ------------       ------------       ------------       ------------
TOTAL OTHER INCOME/(EXPENSE)                          (195,197)            (8,159)          (432,487)          (673,339)
                                                  ------------       ------------       ------------       ------------

LOSS BEFORE EXTRAORDINARY GAINS                     (1,345,579)        (2,202,396)        (3,048,955)        (4,371,273)

EXTRAORDINARY GAINS
     Gains on extinguishments of debt                       --                 --             23,000            364,498
                                                  ------------       ------------       ------------       ------------
NET LOSS FROM OPERATIONS                          $ (1,345,579)      $ (2,202,396)      $ (3,025,955)      $ (4,006,775)

OTHER COMPREHENSIVE LOSS, NET OF TAX
     Unrealized gain (loss) on
       marketable securities                               195              5,850             (4,680)           (13,650)
                                                  ------------       ------------       ------------       ------------

COMPREHENSIVE LOSS                                $ (1,345,384)      $ (2,196,546)      $ (3,029,635)      $ (4,020,425)
                                                  ============       ============       ============       ============

Net loss per share-basic and diluted              $       (.01)      $       (.03)      $       (.03)      $       (.05)
                                                  ============       ============       ============       ============

Weighted average number of shares outstanding
  during the period-basic and diluted               90,354,548         75,952,362         86,593,311         75,292,462
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


                                                                                     ACCUMULATED
                                                COMMON STOCK            OTHER          COMMON         COMMON
                                          ------------------------   ACCUMULATED    COMPREHENSIVE     STOCK
                                            SHARES       AMOUNT        DEFICIT           LOSS        ADVANCES        TOTAL
                                          ----------  ------------   ------------   -------------   ----------     ------------
NINE MONTHS ENDED
  MARCH 31, 2000:

BALANCE AT JULY 1, 1999                   73,312,280  $    416,183   $   (672,962)  $    (97,500)  $         --   $   (354,279)

Stock issued for services                  2,255,500     2,792,508             --             --             --      2,792,508
Stock issued for office furniture             30,000         9,900             --             --             --          9,900
Stock issued in exchange for debt            600,000       180,000             --             --             --        180,000
Stock issued for acquisitions                700,000       375,000             --             --             --        375,000
Change in unrealized loss on
  securities for sale                             --            --             --        (13,650)            --        (13,650)
Interest on beneficial
  conversion of debentures                        --       650,000             --             --             --        650,000
Common stock advances                       (500,000)           --             --             --       (375,000)      (375,000)
Net loss for the nine months ended
  March 31, 2000                                  --  $         --   $ (4,006,775)  $         --   $         --     (4,006,775)
                                          ----------  ------------   ------------   ------------   ------------   ------------
BALANCE AT MARCH 31, 2000                 76,397,780  $  4,423,591   $ (4,679,737)  $   (111,150)  $   (375,000)      (742,296)
                                          ==========  ============   ============   ============   ============   ============
BALANCE AT JULY 1, 2000                   82,227,280    16,865,441     (5,783,389)            --       (375,000)    10,707,052

NINE MONTHS ENDED
  MARCH 31, 2001:

Stock issued for services                    672,084       257,070             --             --             --        257,070
Stock issued for debt                      6,535,000     4,516,302             --             --             --      4,516,302
Change in unrealized loss on securities
  held for sale                                                                           (4,680)                       (4,680)
Stock issued on conversion of
  convertible debentures                   1,803,545       412,800                                                     412,800
Common stock retired                        (500,000)     (375,000)                                     375,000             --
Net loss for the nine months ended
  March 31, 2001                                  --            --     (3,025,955)            --             --     (3,025,955)
                                          ----------  ------------   ------------   ------------   ------------   ------------
BALANCE AT MARCH 31, 2001                 90,737,909  $ 21,676,613   $ (8,809,344)  $     (4,680)  $         --   $ 12,862,589
                                          ==========  ============   ============   ============   ============   ============


    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                   FOR THE NINE MONTHS ENDED
                                                            --------------------------------------
                                                             MARCH 31, 2001       MARCH 31, 2000
                                                            ----------------     -----------------
Cash flows from operating activities
   Net loss                                                    $(3,025,955)       $(4,006,775)
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                    787,626             68,000
  Expenses incurred in exchange for common stock                   257,070          2,792,508
  Gain on extinguishment of debt                                   (23,000)          (364,498)
  Loss on minority interest in affiliate                             7,487                 --
   Beneficial conversion feature on convertible debt                    --            650,000
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                                   46,118                 --
  Other deposits                                                    40,000            (65,000)
Increase (decrease) in liabilities:
  Accounts payable                                                 477,900            233,708
  Interest payable                                                      --             23,339
  Accrued compensation                                             195,000             90,000
  Deferred revenue                                                 (50,000)                --
                                                               -----------        -----------
   Net cash used in operating activities                        (1,287,754)          (578,718)
                                                               -----------        -----------
Cash flows from investing activities
  Loan to affiliated company                                       (10,108)          (245,000)
  Purchase of fixed assets                                          (8,580)            (5,435)
  Investment in Kentel                                                  --             (7,000)
  Investment in World IP                                                --            (95,000)
                                                               -----------        -----------
  Net cash used in investing activities                            (18,688)          (352,435)
                                                               -----------        -----------
Cash flows from financing activities
   Proceeds from issuance of common stock, net of fees                  --            373,500
   Proceeds from issuance of convertible debt, net of fees              --            388,050
   Loan proceeds from affiliate                                    534,500            176,500
   Proceeds from sale of stock                                      41,802                 --
   Proceeds from stock subscriptions                               768,180                 --
   Repayment of Grassland note                                     (41,802)                --
                                                               -----------        -----------
   Net cash provided by financing activities                     1,302,680            938,050
                                                               -----------        -----------
Net increase (decrease) in cash                                     (3,762)             6,897

Cash and cash equivalents at beginning of period                    30,154             10,020
                                                               -----------        -----------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                  $    26,392        $    16,917
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


The financial statements for the three and nine months ended March 31, 2000 do not reflect the assets, liabilities or results of the Company's 51% interest in World IP and consolidated subsidiaries due to the Company's rescission of the World IP transaction.


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

Note 3-Investment in Affiliate


In April 2000, the Company acquired 20% of the common stock of ACT-Australia, an affiliate. The purchase price of the investment amounted to $19,350,000, and was compromised of a note payable for $7,500,000 and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price of $19,350,000 over the fair value of the investment of $3,657,472, in the amount of $15,692,528, has been accounted for as Goodwill.

The Company's 20% interest in ACT-Australia, is accounted for using the equity method of accounting and is stated at the amortized cost of Goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of ACT-Australia is adjusted for the amortization of the Goodwill as discussed above. Amortization is computed on a straight-line basis over fifteen years. The Company's share of the net earnings (loss) for the three months and nine months ended March 31, 2001 totaled $229,803 and ($7,487) respectively, and the amortization cost of Goodwill charged to income from the date of acquisition to March 31, 2001 totaled $1,031,121.

The components of the investment in ACT-Australia at March 31, 2001, are as follows:

                               Investment        Goodwill            Total
                               ----------       -----------       -----------
At date of acquisition         $3,657,472       $15,692,528       $19,350,000

Investment loss                   (93,306)               --           (93,306)

Amortization of goodwill               --        (1,031,121)       (1,031,121)
                               ----------       -----------       -----------
Balance at March 31, 2001      $3,564,166       $14,661,407       $18,225,573
                               ==========       ===========       ===========

             ADVANCED COMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11-Acquisitions


(A) Unsuccessful Acquisition of ORBCOMM Assets


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


The Company incurred a loss in the amount of $835,375 relating to the unsuccessful Asset acquisition. Of this amount, the Company incurred a loss in the amount of $425,000 relating to a non-refundable bid deposit made in connection with the proposed acquisition. The balance of the expenses were included in professional fees totaling $395,151 and in other selling and administrative expenses totalling $15,224.


(B) Acquisition of Beneventure Capital, LLC

On February 5, 2001, the Company entered into a Letter of Intent with Dr. Gil Amelio and his majority owned company, Beneventure Capital, LLC ("Beneventure") to acquire all of the assets of Beneventure in exchange for shares of stock of the Company. Beneventure is a privately held technology investment and management company that owns varying

             ADVANCED COMUNICATIONS TECHNOLOGIES, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests in private companies involved in the telecommunications, semiconductor, Internet and financial services industries. Benenventure also provides strategic management consulting services to its portfolio technology companies and to third parties.

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


    o Smart Antennas that will provide network carriers with the ability to increase their capacity by directing radio signals to an intended target rather than a general broadcasting approach; and


    o ACT2001 Network Provider, which is a complete network solution comprised of the SpectruCell multiple protocol wireless base station unit, the SEM and a Wireless Local Loop system. These products have the ability to be utilized individually, however, when combined, they have the ability to be a complete wireless network that will support individual or multiple wireless protocols.


In January 2001, ACT-AU received $A4.78 million or $2,644,000 in equivalent US dollars of a total approximately $A13 million or approximately $7.2 million in equivalent US dollars grant from AusIndustry to support its research and development of SpectruCell and these other technology platforms.


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


For the three months ended March 31, 2001, the Company incurred an overall loss from operations of ($1,345,579) or ($.01) per share, which was 39% less than the ($2,202,396) loss it incurred for the comparative three month period ended March 31, 2000. Loss per share for the three months ended March 31, 2000 was ($.03).

Revenue. The Company did not generate any revenue for the quarter. As described above, due to various technical issues with the Company's network supplier in England as well as regulatory changes in Pakistan, the Company has determined to cease operating its U.S-Pakistan Network. As the Company only established the Network after the third quarter of its fiscal year ended June 30, 2000, no revenue was reported for the three month period ended March 31, 2000.

Operating Expenses. Operating expenses, net of stock-based compensation charges of $30,000 for the three months ended March 31, 2001, were $1,120,382 representing a $737,365 or 192% increase in operating costs, net of stock-based compensation charges of $1,811,220 for the three months ended March 31, 2000. This operating cost increase was principally attributable to costs incurred (professional fees and other) in connection with the Company's unsuccessful acquisition of the ORBCOMM Assets and the proposed acquisition of the Beneventure investment portfolio.


Interest expense incurred for the three months ended March 31, 2001 was $0. For the comparative period ended March 31, 2000, interest expense was $8,159 and was principally attributable to accrued interest on the Grassland note payable.


Other income (loss) for the three months ended March 31, 2001 includes the Company's share, under the equity method of accounting, of ACT-AU's net income for the quarter of $229,803. No income or loss was reported for the comparative period ended March 31, 2000, as the Company's investment in ACT-AU was made during the fourth quarter of ACT's fiscal year 2000. During the quarter, the Company recognized a $425,000 write-off of costs associated with its unsuccessful acquisition of the ORBCOMM Assets.


COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 TO THE NINE MONTHS ENDED MARCH 31, 2000

OVERALL RESULTS OF OPERATIONS


For the nine  months  ended  March 31,  2001,  the  Company  incurred an overall
($3,025,955) net loss from operations, or ($.03) per share, as compared to an overall net loss of ($4,006,775) or ($.05) per share, for the comparative nine months ended March 31, 2000. The overall net loss from operations for the nine months ended March 31, 2001 was 24% less than the net loss for the nine months ended March 31, 2000.

Revenue. Revenue for the nine months ended March 31, 2001 was $50,000, generated entirely from AGC's U.S.-Pakistan Network and represents a 100% increase from the comparative nine months ended March 31, 2000. The results of operation for the nine months ended March 31, 2000 reflect the rescission of the World IP acquisition retroactively to November 10,1999.

Cost of Sales. Cost of direct telephone U.S.-Pakistan Network sales for the nine months ended March 31, 2001 was $57,310 and represents a 100% increase from the
comparative   nine months ended March 31, 2000. As the Company completed the U.S.-Pakistan Network during its first quarter of fiscal 2001, included in the cost of sales for the nine months ended March 31, 2001 are initial set-up costs to establish the U.S.-Pakistan Network in addition to normal recurring direct operating costs.

Operating Expenses. Operating expenses, net of stock-based compensation charges of $176,120 for the nine months ended March 31, 2001, were $2,433,038 and represent a $1,527,612 increase, or 169%, in operating costs, net of stock-based compensation charges of $2,792,508, for the nine months ended March 31, 2000. This operating cost increase was also principally attributable to professional fees and other costs associated with the

Company's unsuccessful acquisition of the ORBCOMM Assets and Beneventure investment portfolio as well as $784,626 of goodwill amortization.


Interest expense incurred for the nine months ended March 31, 2001 was $0. For the comparative nine months ended March 31, 2000, interest expense was $673,339 of which $650,000 was attributable to the intrinsic value of the Senior Convertible Debentures issued by the Company in September 1999.


Other income (loss) for the nine months ended March 31, 2001 includes the Company's share, determined under the equity method of accounting, of ACT-AU's operating loss of ($7,487). No loss was reported for the comparative period ended March 31, 2000, as the Company's investment in ACT-AU was made during the fourth quarter of ACT's fiscal year 2000. Extraordinary gain for the nine months ended March 31, 2001 includes $23,000 of gain on the extinguishments of the Company's obligation to ACT-AU which was partially repaid with common stock valued in excess of the then market price. For the nine months ended March 31, 2000, extraordinary gains aggregating $364,498 were recognized from i) the extinguishments of prior MFI shareholder loans in exchange for 600,000 shares of the Company's restricted common stock; and ii) the abandonment of certain accounts payable and accrued expenses of MFI.


(b) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's cash and cash equivalents balance was $26,392, a decrease of $3,762 from the fiscal year ended June 30, 2000. During the quarter, no cash was provided by operations. All cash was provided by stock subscriptions from the Company's private placement and from loans from the Company's principal shareholder. For the nine months ended March 31, 2001 and March 31, 2000, cash provided by (used in) operations and investing activities amounted to ($1,306,442) and ($931,153), respectively. Cash provided by financing activities amounted to $1,302,680 and $938,050, respectively. For the nine months ended March 31, 2001, cash provided by financing activities consisted principally of stock subscriptions from the Company's 506D private placement and loans from the Company's principal shareholder. During the nine months ended March 31, 2000, the Company realized $273,500 net of offering costs, from the 504D private placement sale of common stock and $388,050, net of offering costs, from the issuance of convertible debentures.


The Company had a working capital deficiency in the amount of ($2,950,011) for the nine months ended March 31, 2001. The Company is not able to draw down its $12 million equity line of credit with Ladenburg Thalmann, a NY-based investment banking firm, and expects to do so once it files its Registration Statement and such Registration Statement is declared effective. The Company anticipates that its Registration Statement will be effective during the fourth quarter of fiscal 2001.


In November 2000, the Company prepared a Private Placement Memorandum under Securities and Exchange Commission Rule 506D to issue up to $10 million of its restricted common stock at $.50 per share to accredited investors (the "Offering"). In January 2001, the Company extended the Offering until May 31, 2001. As of March 31, 2001 the Company received $768,180 in connection with the Offering.


If the Company is unable to raise the capital it needs to enable it to grow its business and market and sell the SpectruCell product effectively, it may be forced to sell or merge its business with a company that has the resources to execute its marketing plan and generate SpectruCell sales. If the Company is unable to either raise sufficient capital through the Ladenburg Thalmann equity credit line or its Registration Statement is not declared effective by the SEC, or find a merger partner to assist it in the execution of its sales and marketing of SpectruCell, it may be unable to continue as a going concern. If the Company is unable to continue as a going concern, it will be forced to discontinue its operations.

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


(A) Unsuccessful Acquisition of ORBCOMM Assets


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


The Company incurred a loss in the amount of $835,375 relating to the unsuccessful Asset acquisition.

(B) Acquisition of Beneventure Capital, LLC

On February 5, 2001, the Company entered into a Letter of Intent with Dr. Gil Amelio and his majority owned company, Beneventure Capital, LLC ("Beneventure") to acquire all of the assets of Beneventure in exchange for shares of stock of the Company. Beneventure is a privately held technology investment and management company that owns varying interests in private companies involved in the telecommunications, semiconductor, Internet and financial services industries. Benenventure also provides strategic management consulting services to its portfolio technology companies and to third parties.

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