Form 10QSB
period 2002-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-05-15
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

                                   (check one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


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

     As of March 31, 2002, there were 106,731,332 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001 (Audited)

         Consolidated Statement of Operations for the three and nine months ended March 31, 2002 and March 31, 2001

         Consolidated Statement of Changes in Stockholders' Deficiency for the three and nine months ended March 31, 2002

         Consolidated Statement of Cash Flows for the nine months ended March 31, 2002 and March 31, 2001

         Notes to Unaudited Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL MATTERS

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  Subsequent Events, Exhibits and Reports on Form 8-K

                       ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET

                                                                      March 31, 2002        June 30, 2001
                                                                        (Unaudited)           (Audited)
                                                                        -----------           ---------
ASSETS:

     Cash                                                              $   164,359         $     6,816
     Prepaid expenses                                                        3,000              10,000
                                                                       -----------         -----------

TOTAL CURRENT ASSETS                                                       167,359              16,816
                                                                       -----------         -----------

PROPERTY & EQUIPMENT - NET                                                  18,274              19,599
                                                                       -----------         -----------

OTHER ASSETS
     Goodwill, less accumulated amortization of
       $300,000                                                          1,700,000           2,000,000
     Deposits                                                               13,225               5,525
     Other receivables                                                       9,927                  --
     Deferred bond financing costs, less accumulated
       amortization of $6,667                                               73,333                  --
                                                                       -----------         -----------

TOTAL OTHER ASSETS                                                       1,796,485           2,005,525
                                                                       -----------         -----------

TOTAL ASSETS                                                           $ 1,982,118         $ 2,041,940
                                                                       ===========         ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

LIABILITIES

   CURRENT LIABILITIES
     Accounts payable and accrued expenses                             $   683,002         $   844,205
     Accrued compensation                                                  172,183             479,050
     Note Payable-Grassland                                                     --             118,530
     Loan Payable to shareholder                                         1,055,736             796,000
     Convertible debentures                                              1,200,750             200,750
     Interest payable                                                       10,417                  --
                                                                       -----------         -----------

TOTAL CURRENT LIABILITIES                                                3,122,088           2,438,535

LONG-TERM LIABILITIES
     Notes Payable-Unconsolidated affiliate                              1,791,166           2,173,167
                                                                       -----------         -----------

TOTAL LIABILITIES                                                      $ 4,913,254         $ 4,611,702
                                                                       -----------         -----------

STOCKHOLDERS' DEFICIENCY
     Common stock, no par value, 200,000,000 and 100,000,000
       shares authorized, respectively, 106,731,332 and 94,489,916
       shares issued and outstanding, respectively                      25,214,690          22,696,193
     Common stock to be issued, 0 and 833,333 shares, respectively              --             250,000
     Less:  Deferred commitment fees, net of accumulated amortization
       of $93,750                                                         (656,250)                 --
     Accumulated deficit                                               (27,489,576)        (25,515,955)
                                                                       ------------        ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                         $(2,931,136)        $(2,569,762)
                                                                       ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $ 1,982,118         $ 2,041,940
                                                                       ===========         ===========

                The accompanying notes are an integral part of these financial statements

                                 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                                         (UNAUDITED)

                                                        FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                ENDED                                ENDED
                                                 ------------------------------------ ---------------------------------------
                                                     MARCH 31,         MARCH 31,         MARCH 31,           MARCH 31,
                                                       2002              2001               2002               2001
                                                 ------------------------------------ ---------------------------------------
TELEPHONE NETWORK REVENUE                            $           -    $            -    $            -        $       50,000

COST OF REVENUES                                                 -                 -                 -               (57,310)
                                                 ------------------  ---------------- -----------------     -----------------
GROSS PROFIT (LOSS)
                                                                 -                 -                 -                (7,310)
                                                 ------------------  ---------------- -----------------     -----------------

OPERATING EXPENSES

  Depreciation and amortization                            201,417           262,542           403,417               787,626
  Professional and consulting fees                          42,189           753,389           607,451             1,235,495
  Other selling, general and

  administrative expenses                                  340,370           104,451           616,120               409,917

  Stock-based compensation                                  21,010            30,000            81,010               176,120
                                                 ------------------  ---------------- -----------------     -----------------
TOTAL OPERATING EXPENSES                                   604,986         1,150,382         1,707,998             2,609,158
                                                 ------------------  ---------------- -----------------     -----------------


LOSS FROM OPERATIONS                                      (604,986)       (1,150,382)       (1,707,998)           (2,616,468)
                                                 ------------------  ---------------- -----------------     -----------------

OTHER INCOME/(EXPENSE)

  Interest expense                                        (260,417)                -          (265,623)                    -

  Income ( Loss) from investment in affiliate                    -           229,803                 -               (7,487)

                                                                                                                   (425,000)
  Investment Write-down                                          -          (425,000)                -                     -
                                                 ------------------  ---------------- -----------------     -----------------


TOTAL OTHER INCOME/(EXPENSE)                              (260,417)         (195,197)         (265,623)             (432,487)
                                                 ------------------  ---------------- -----------------     -----------------

LOSS BEFORE EXTRAORDINARY GAINS                      $    (865,403)   $  (1,345,579)    $   (1,973,621)       $   (3,048,955)

EXTRAORDINARY GAINS

  Gains on extinguishment of debt                                -                 -                 -                23,000
                                                 ------------------  ---------------- -----------------     -----------------

NET (LOSS)                                           $    (865,403)   $   (1,345,579)   $   (1,973,621)       $   (3,025,955)

OTHER COMPREHENSIVE (LOSS), NET OF TAX

  Unrealized (loss) on marketable securities                     -               195                 -                (4,680)
                                                 ------------------  ---------------- -----------------     -----------------

COMPREHENSIVE (LOSS)                                 $    (865,403)   $   (1,345,384)   $   (1,973,621)       $   (3,030,635)
                                                 ==================  ================ =================     =================

Net (loss) per share-basic and diluted               $       (0.01)   $        (0.01)   $        (0.02)       $        (0.03)
                                                 ==================  ================ =================     =================

Weighted average number of shares outstanding
  during the period-basic and diluted                  101,794,353        90,354,548        98,506,328            86,593,311
                                                 ==================  ================ =================     =================

                          The accompanying notes are an integral part of these financial statements

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                            FOR THE PERIOD JULY 1, 2000 TO MARCH 31, 2002

                                                                                       COMMON STOCK
                                                                                                               TO BE ISSUED
                                                         COMMON STOCK                 ACCUMULATED      -----------------------------
                                                   SHARES            AMOUNT             DEFICIT           SHARES          AMOUNT
                                               ---------------   ---------------- -------------------- -------------- --------------
BALANCE AT JUNE 30, 2000                           82,227,280       $ 16,865,441     $    (5,783,389)                 $

Stock issued for cash                               3,060,600            642,726
Stock warrants issued for cash                                           275,454
Stock to be issued                                                                                           833,334        250,000
Stock issued for offering costs                       250,000
Stock issued for services                           1,051,491            328,870
Stock issued for extinguishment of debt             6,597,000          4,545,902
Stock issued for  conversion  of  convertible
debt                                                1,803,545            412,800

Common stock retired                                 (500,000)          (375,000)
Net (loss) for period                                                                    (19,732,566)
                                               ---------------   ---------------- -------------------- -------------- --------------

BALANCE AT JUNE 30, 2001                           94,489,916       $ 22,696,193       $ (25,515,955)        833,334  $     250,000
                                               ---------------   ---------------- -------------------- -------------- --------------

Stock issued for services                             780,240            244,224
Stock issued for extinguishments of debt            1,190,000            357,001
Stock issued for cash                               1,233,333            260,000                            (800,000)      (240,000)
Stock warrants issued for cash                                           110,000
Net (loss) for the period                                                                   (456,258)
                                               ---------------   ---------------- -------------------- -------------- --------------


BALANCE AT SEPTEMBER 30, 2001                      97,693,489       $ 23,667,418       $ (25,972,213)         33,334  $      10,000
                                               ---------------   ---------------- -------------------- -------------- --------------

Stock issued for services                             419,681            126,335                             (33,334)       (10,000)
Stock issued for offering costs                       137,727
Net (loss) for the period                                                                   (651,960)
                                               ---------------   ---------------- -------------------- -------------- --------------

BALANCE AT DECEMBER 31, 2001                       98,250,897       $ 23,793,753       $ (26,624,173)                 $

Stock issued for services                           2,013,468            151,010
Stock issued for cash and warrants                  2,146,967
Stock issued to Directors for services              1,000,000            180,000
Stock issued for commitment fees                    3,000,000            750,000
Deferred commitment fees                                               (656,250)
Net (loss) for the period                                                                   (865,403)
Capital contribution                                                       9,927
Stock issued in settlement of lawsuit                 320,000             80,000
Interest on beneficial conversion debentures                             250,000
                                               ---------------   ---------------- -------------------- -------------- --------------

BALANCE AT MARCH 31, 2002                         106,731,332       $ 24,558,440       $ (27,489,576)
                                               =============== = ================ ==================== ============== ==============


                              The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE PERIOD JULY 1, 2000 TO MARCH 31, 2002
                                   (CONTINUED)

                                                 COMMON STOCK
                                                   ADVANCES          TOTAL
                                                ---------------- ---------------

BALANCE AT JUNE 30, 2000                            $   375,000    $ 10,707,052

Stock issued for cash                                                   642,726
Stock warrants issued for cash                                          275,454
Stock to be issued                                                      250,000
Stock issued for offering costs                                              --
Stock issued for services                                               328,870
Stock issued for extinguishment of debt                               4,545,902
Stock issued for  conversion  of  convertible
debt                                                                    412,800

Common stock retired                                   (375,000)             --
Net (loss) for period                                               (19,732,566)
                                                ---------------- ---------------

BALANCE AT JUNE 30, 2001                        $                 $  (2,569,762)
                                                ---------------- ---------------

Stock issued for services                                               244,224
Stock issued for extinguishments of debt                                357,001
Stock issued for cash                                                    20,000
Stock warrants issued for cash                                          110,000
Net (loss) for the period                                              (456,258)
                                                ---------------- ---------------


BALANCE AT SEPTEMBER 30, 2001                   $                 $  (2,294,795)
                                                ---------------- ---------------

Stock issued for services                                               116,335
Stock issued for offering costs                                               0
Net (loss) for the period                                              (651,960)
                                                ---------------- ---------------

BALANCE AT DECEMBER 31, 2001                    $                 $  (2,830,420)

Stock issued for services                                               151,010
Stock issued for cash and warrants
Stock issued to Directors for services                                  180,000
Stock issued for commitment fees                                        750,000
Deferred commitment fees                                               (656,250)
Net (loss) for the period                                              (865,403)
Capital contribution                                                      9,927
Stock issued in settlement of lawsuit                                    80,000
Interest on beneficial conversion debentures                            250,000
                                                ---------------- ---------------

BALANCE AT MARCH 31, 2002                                         $  (2,931,136)
                                                ================ ===============

    The accompanying notes are an integral part of these financial statements


                                 5 (Continued)

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                                            FOR THE NINE MONTHS ENDED
                                                     -----------------------------------------
                                                            MARCH 31,            MARCH 31,
                                                               2002                2001
                                                     -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                $    (1,973,621)    $    (3,025,955)
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                   403,417             787,626
  Expenses incurred in exchange for common stock                  781,569             257,070
  Gain on extinguishment of debt                                        -             (23,000)
  (Loss) on minority interest in affiliate                              -               7,487
  Interest expense on beneficial conversion feature               250,000                   -
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Prepaid expense                                                 7,000              46,118
    Deposits and other                                            (24,700)             40,000
Increase (decrease) in liabilities:
  Accounts payable                                               (161,203)            477,900
  Interest payable                                                 10,417                   -
  Accrued compensation                                           (306,867)            195,000
  Other advances                                                 (63,000)                   -
  Deferred revenue and other                                            -             (50,000)
                                                     -----------------------------------------
  NET CASH USED IN OPERATING ACTIVITIES                        (1,076,988)         (1,287,754)
                                                     -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan to affiliated company                                            -             (10,108)
  Purchase of fixed assets                                         (1,675)             (8,580)
  Repayment of loan to unconsolidated affiliate                   (25,000)                  -
  Repayment of short-term loan                                   (325,000)                  -
                                                     -----------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                          (351,675)            (18,688)
                                                     -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of note payable                                      (118,530)            (41,802)
  Loan proceeds from shareholder                                  259,736             534,500
  Proceeds from sale of stock                                           -              41,802
  Proceeds from issuance of common stock
   and warrants, net of offering costs                            120,000             768,180
  Proceeds from issuance of convertible debentures              1,000,000                   -
  Proceeds from issuance of short-term note                       325,000                   -
                                                     -----------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,586,206           1,302,680
                                                     -----------------------------------------

Net increase (decrease) in cash                                   157,543              (3,762)
Cash and cash equivalents at beginning of period                    6,816              30,154
                                                      -------------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     164,359        $     26,392
                                                      ===================  ==================

       Supplemental Disclosure of Non-Cash Investing and Financing Activities:
       During the nine months ended March 31, 2002, the Company issued 1,190,000 shares of common stock valued at $357,001 in partial repayment of Notes
       Payable held by a related Australian Corporation in which we hold a 20% investment.

           The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1 PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

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

         Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

         (A) ORGANIZATION

         The Company was formed on April 30, 1998 and was inactive from its date of formation until April 1999 when it acquired all of the issued and outstanding stock of Media Forum International, Inc. ("MFI") in a reverse merger. The merger was treated as an acquisition of all of the assets of MFI and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart") an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technology (Australia) Pty Ltd ("ACT-AU"), an unconsolidated affiliated entity. The Company accounts for its investment in ACT-AU under the equity method of accounting. On July 5, 2000, the Company entered into a License and Distribution Agreement with Advanced Communications Technologies (Australia) Pty Ltd. pursuant to which the Company has the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. The License and Distribution Agreement is effective for an indefinite period. The parties to this License and Distribution Agrfeement are currently involved in litigation in connection with this agreement. In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of ACT-AU. In November 2000, the Company formed Advanced Network Technologies (USA), Inc. ("ANT"), a Delaware corporation owned 70% by the Company and 30% by ACT-AU. Both Australon and ANT are inactive. The Company will account for the future results of operations of Australon on an equity basis and ANT on a consolidated basis.

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

         There was no current income tax expense for the three and nine months ended March 31, 2002 and 2001 due to net operating losses in both periods. Any deferred tax asset arising from the future benefit of the Company's net operating loss carryforward has been fully reserved.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         NOTE 2. INVESTMENT IN UNCONSOLIDATED AFFILIATE

         In April 2000, the Company acquired 20% of the common stock of ACT-AU, an unconsolidated affiliate. The purchase price of the investment amounted to $19,350,000, and was comprised of a note payable for $7,500,000 (See Note 1(D) and Note 6(B)) and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as goodwill.

         The Company's 20% interest in ACT-AU was accounted for using the equity method of accounting and was stated at the amortized cost of goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of ACT-AU was adjusted for the amortization of the goodwill, as discussed above. During the year ended June 30, 2001, the Company reduced the carrying value of its unconsolidated equity investment in ACT-AU to $2,000,000 based on management's evaluation of ACT-AU's fair market value. This adjustment was required by FASB 121 ("Accounting for Impairment of Long-Lived Assets") and APB 18 ("The

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Equity Method of Accounting for Investments in Common Stock"). Such pronouncements require the annual evaluation of long-lived assets for impairment.

         ACT-AU had a current period operating loss combined with a history of operating losses due to the fact that ACT-AU has been in development stage activities since inception and has not generated any sales revenue for its products. ACT-AU's projections of estimated future cash flows could not be objectively verified because ACT-AU had not completed scheduled field trials of the SpectruCell product, a requisite before sales can be recognized. Based on these factors, management completely wrote-off its investment in ACT-AU and wrote-down its investment in ACT-AU's goodwill to $2,000,000 based on the fair market value of ACT-AU's 66% majority ownership interest in Australon Enterprises, Ltd, a publicly traded Australian company.

         Amortization was computed on a straight-line basis over fifteen years until June 30, 2001 when the Company re-assessed the life of the goodwill to be 5 years. This change coupled with the writedown of goodwill resulted in a reduction of Goodwill amortization on a quarterly basis from $261,542 to $100,000. The amortization of goodwill charged to income for the nine months ended March 31, 2002 and March 31, 2001 was $300,000 and $784,626, respectively.

         The components of the investment in ACT-AU at March 31, 2002 are as follows:

                                                         Investment             Goodwill                 Total
                                                      -----------------     ------------------     --------------------
        At acquisition                             $        3,657,472    $        15,692,528    $        19,350,000

        Cumulative Investment loss                         (3,657,472)                    --             (3,657,472)
        Amortization of goodwill                                  --              (1,292,664)            (1,292,664)
        Impairment of goodwill                                    --             (12,399,864)           (12,399,864)
                                                      -----------------     ------------------     --------------------

        Balance at June 30, 2001                   $              --     $         2,000,000    $         2,000,000
        Cumulative amortization of
          goodwill through 3/31/02                                                  (300,000)              (300,000)
                                                      -----------------     ------------------     --------------------
        Balance at March 31, 2002                  $                     $          1,700,000   $          1,700,000
                                                      =================     ==================     ====================

         NOTE 3. REALIZED LOSS ON DECLINE IN MARKETABLE SECURITIES

         The Company's marketable securities were comprised of equity securities, all classified as available-for-sale, which were carried at their fair value based upon the quoted market prices of those investments at June 30, 2001 and 2000. Declines in the fair value that are other than temporary result in write-downs of the securities and included in earnings as realized losses. The Company determined there was a permanent decline in the fair value of these securities and at June 30, 2001 the Company wrote down these securities to their fair value of $0. This resulted in $6,825 being recognized in the statements of operations as a realized loss on decline in marketable securities for the year ended June 30, 2001. [DOES THIS BELONG?]

         NOTE 4. PROPERTY AND EQUIPMENT

         Computer and office equipment                   $              32,909
         Less:  Accumulated depreciation                               (14,635)
                                                            --------------------
              Property and equipment - net               $              18,274
                                                            ====================

         Depreciation expense for the nine months ended March 31, 2002 was $3,000.

         NOTE 5. ACCRUED COMPENSATION

         The Company had an oral agreement with Mr. Roger May to serve as the Chief Executive Officer of the Company. Mr. May agreed to defer payment of the amounts owed him pursuant to the oral agreement due to the Company's lack of funds. The Company owed Mr. May $479,050 at June 30, 2001. On November 30, 2001, Mr. May was removed as the Company's Chief Executive Officer. Subsequent to that date, Mr. May was not entitled to receive any additional compensation from the Company.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At the request of the Company's Board of Directors, the Compensation Committee conducted a review of the nature of the past services provided by Mr. May to the Company to determine whether a portion of such services are more properly allocable to the Company's unconsolidated Australian affiliate. At the Company's March 26, 2002 Board of Director's meeting, the Board of Directors unanimously approved the recommendation of the Compensation Committee to reduce Mr. May's prior accrued compensation by $394,361 representing services Mr. May performed for ACT-Australia, leaving a balance of $172,183 at March 31, 2002.

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

         (B) NOTE PAYABLE TO ACT-AUSTRALIA

         The Company had a non-interest bearing and unsecured note payable to ACT-AU of $7,500,000 as of April 5, 2000 (See Note 2). The note was payable in three equal monthly installments commencing on May 31, 2000. Under the terms of the Stock Purchase Agreement with ACT-AU, the monthly installment payments were extended without interest to allow for the Company to, on a best efforts basis, raise the cash portion of the purchase price through a private or public offering of securities. There are no default or penalty provisions. Upon raising funds pursuant to a private or public offering, the Company shall only be obligated to repay ACT-AU's note with those funds remaining after deduction for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by the Company's Board of Directors.

         The following schedule represents payments on such debt by issuance of restricted common stock to either ACT-AU or creditors or employees of ACT-AU. Such transactions were recorded at the market price of the stock at date of issuance.

                                Shares of Common
             Date                 Stock Issued                Value
         ------------------   --------------------    ----------------------

         September 2000                5,000,000            3,500,000
         October 2000(1)                 460,000              460,000
         June 2001                     1,137,000              567,100
         September 2001                1,190,000              357,001
                              --------------------    ----------------------
                                       7,787,000            4,884,101
                              --------------------    ----------------------

         (1) This transaction resulted in a gain on extinguishment of debt of $23,000.

         During the year ended June 30, 2001 the Company repaid an aggregate of $247,608 of the obligation in cash. During the three month period ended September 2001, the Company repaid $25,000 of the obligation in cash. No payments on the note were made during the three months ended December 31, 2001 and March 31, 2002.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Pursuant to the terms of the April 5, 2000 Stock Purchase Agreement between the Company and ACT-AU, the Company has elected to reduce its outstanding loan balance by $552,125 for funds previously advanced to ACT-AU.

         As of March 31, 2002, the balance of the Company's obligation to ACT-AU was $1,791,166. The Company is currently in litigation with ACT-AU regarding the attempt by Mr. May and ACT-AU to lien or transfer the Company's shares in ACT-AU for alleged nonpayment of the Company's obligation (See Note 10).

         (C) LOAN PAYABLE TO SHAREHOLDER

         As of March 31, 2002, the Company owed Global Communications Technology Pty, an Australian company wholly-owned by Mr. May, a former officer and director of the Company, $1,055,736 for funds advanced to the Company to provide working capital. This loan is non-interest bearing and unsecured, and has no fixed date for repayment.

         (D) SHORT TERM LOAN PAYABLE

         On December 13, 2001 the Company entered into a 90 day $325,000 Promissory Note (the "Note") with Cornell Capital Partners, LP. The Note bears interest at 12% and is secured by a Guaranty and Pledge Agreement executed by Messrs. Danson, Lichtman and Prouty. The Company realized $269,000 of net proceeds after financing costs and legal fees. The Note was repaid on January 14, 2002 with proceeds from the Company's $1 million Convertible Debenture (See Note 7(B)).

         NOTE 7. CONVERTIBLE DEBENTURES

         (A) AJW PARTNERS, LLC AND NEW MILLENNIUM CAPITAL PARTNERS II, LLC

         On September 30, 1999, the Company entered into secured convertible debentures purchase agreements with two investors, who were also stockholders of the Company, whereby the Company sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, which were convertible into shares of the Company's Common Stock. In addition, on September 30, 1999, the Company issued another convertible debenture to Bank Insinger de Beaufort N.V. in the amount of $150,000. The debentures were convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion was to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date.

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

         Between October and December 2000, AJW Partners, LLC and New Millennium Capital Partners II, LLC elected to convert $262,800 of convertible debentures into 860,378 shares of the Company's restricted common stock.

         In December 2000, Bank Insinger de Beaufort N.V. converted its $150,000 note, inclusive of accrued and unpaid interest into 943,167 shares of the Company's restricted common stock.

         As of March 31, 2002 and June 30, 2001, $200,750 of Secured Convertible Debentures were still outstanding. The Company is in default of its remaining obligations to AJW Partners, LLC and New Millennium Capital Partners II, LLC.

         On April 24, 2002 the Company entered into a Settlement Agreement with the two note holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, the note holders agreed to dismiss their lawsuit and convert their remaining unpaid obligation, inclusive of accrued and unpaid interest, into

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         8,500,000 shares of the Company's common stock, payable over a 180-day period. The Company has the option, until July 23, 2002, to cash out the note holders by remitting to them $475,000 by June 8, 2002 or $325,000 by July 23, 2002 in lieu of the balance of shares to be delivered. On April 24, 2002, the Company issued 1,460,725 and 664,275 shares of common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively (See Note 10(B)).

         (B) CORNELL CAPITAL PARTNERS, LP

         In January 2002, the Company issued, in the aggregate $1 million of 5% Convertible Debentures to Cornell Capital Partners, LP and other investors.

         These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to 120% of the closing bid price of the common stock as of the closing date or $.40, whichever is higher, or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At the Company's option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004.

         The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded as an interest expense and a component of equity on the issuance date.

         The Company realized $564,000 of net proceeds after financing fees, closing costs and the repayment of the $325,000 ninety-day short-term note (See Note 6(D)).

         NOTE 8. STOCKHOLDERS' EQUITY (DEFICIENCY)

         (A) PRIVATE PLACEMENT

         During the period of December 2000 to August 2001, pursuant to a private placement, the Company issued 3,060,600 shares of common stock and 3,060,000 warrants at $.30 per share. The Company received $1,168,180 from investors, which included $250,000 for stock not yet issued as of June 30, 2001 and $275,454 for warrants.

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

         During the three months ended December 31, 2001, the Company issued 137,727 shares of common stock, valued at $41,318 in payment of offering costs incurred. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering and has been netted against proceeds received from the issuance of shares in the previous quarter.

         On February 27, 2002, the Company's Board of Directors approved a resolution to reprice the private placement offering from $.30 per share to $.20 per share. The repricing resulted in the additional issuance of 2,146,967 of its restricted common stock and warrants to the 23 investors that previously subscribed to the Company's private placement. The exercise price of the underlying warrants will remain at $.30 per share.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (B) EQUITY LINE OF CREDIT FACILITY

         On January 10, 2002, the Company entered into a $30 million Equity Line of Credit facility with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically issue and sell to Cornell Capital Partners, LP shares of common stock for a total purchase of $30 million. The amount of each advance is subject to an aggregate monthly maximum advance amount of $2 million in any 30 day period. Cornell Capital Partners, LP will purchase the shares of common stock for a 9% discount to the lowest closing bid price of the Company's common stock during the 5 trading days after a notice date. In addition, Cornell Capital Partners, LP will retain 3% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $740,000, paid in 2,960,000 shares of common stock. Cornell Capital Partners, LP intends to sell any shares under the Equity Line of Credit at the then prevailing market price.

         The Company has engaged Westrock Advisors, Inc., a registered broker-dealer, to advise it in connection with the Equity Line of Credit. Westrock Advisors, Inc. was paid a fee of 40,000 shares of the Company's common stock, which was equal to $10,000 at a closing bid of $.25 on January 10, 2002.

         (C) STOCK ISSUED FOR SERVICES

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

         During the three months ended March 31, 2002, the Company issued 2,013,468 shares of restricted common stock having a value of $151,010 for prior professional services rendered. The stock was valued based on the quoted trading price on the date the stock was granted.

         (D) STOCK ISSUED FOR EXTINGUISHMENT OF DEBT

         During the nine months ended March 31, 2002, the Company issued 1,190,000 shares of restricted common stock to ACT-AU, its vendors and employees for the partial extinguishment of debt. The stock was valued based on the quoted trading price on the grant dates, which aggregated $370,001 (See Note 6(B)).

         (E) STOCK ISSUED TO DIRECTORS

         During the three months ended March 31, 2002, the Company issued 200,000 shares of its restricted common stock having a value of $36,000 to each of its five current Directors for services rendered to the Company as directors. The Company issued a total of 1,000,000 shares in the aggregate having a value of $180,000. The stock was valued based on the quoted trading price of the Company's stock on the date that the shares were granted to the individual directors.

         (F) STOCK ISSUED IN SETTLEMENT OF LAWSUIT

         During the three months ended March 31, 2002, the Company issued 320,000 shares of its restricted common stock having a value of $80,000 to the principals of WORLD IP in full settlement of the WORLD IP rescission lawsuit. The stock was valued based on the quoted trading price of the Company's stock on the date that the shares were granted (See Note 10).

         (G) STOCK ISSUED FOR PLACEMENT FEES

         During the three months ended March 31, 2002, the Company issued 2,960,000 shares of its restricted common stock having a value of $740,000 to Cornell Capital Partners, LP as a one-time commitment fee in connection with the $30 million Equity Line of Credit Agreement. The stock was priced at the closing bid price of $.25 per share on January 10, 2002. In addition, the Company issued 40,000 shares of its restricted common stock having a value of $10,000 to Westrock Advisors, Inc to advise it in connection with the Equity Line of Credit. The 40,000 shares were also priced at the closing bid price of $.25 on January 10, 2002.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 9. RELATED PARTIES

         (A) GLOBAL COMMUNICATIONS TECHNOLOGY PTY LTD

         Global Communications Technologies Pty Ltd., a related party, is wholly owned by Mr. May a principal stockholder of the Company.

         (B) ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY. LTD.

         Advanced Communications Technology (Australia) Pty. Ltd., an Australian company, is 70% owned by Mr. May's wholly-owned company, Global Communications Technology Pty Ltd.

         (C) LEGAL COUNSEL

         Certain of the Company's legal counsel are stockholders and directors of the Company.

         NOTE 10. COMMITMENTS AND CONTINGENCIES

         (A) LEASE AGREEMENT

         The Company is a party to a three-year office lease commencing January 1, 2002 and ending December 31, 2004. The monthly rent is $7,634 inclusive of the cost of monthly parking. The minimum lease payments for the remaining life of the lease is $251,922.

         (B) LEGAL MATTERS

              (I) NANCY J. NEEDHAM AND EDMUND R. DUPONT LAWSUIT

              In NANCY J. NEEDHAM; EDMUND R. DUPONT ET AL V. ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., ET AL, an action filed July 2000 in the Fifteenth Judicial Circuit in the State of Florida, two former officers and directors of the Company are seeking damages and injunctive relief arising out of the Company's refusal to provide legal opinion letters and to take other actions necessary to allow the former officers to convert restricted stock into unrestricted stock under an exemption under Rule 144. The plaintiffs have not specified the amount of damages they are seeking. The Company has filed a counterclaim to rescind all of the Plaintiffs' stock for lack and/or failure of consideration and other damages. The Company believes that it has meritorious defenses to the suit and is vigorously defending the litigation. In October 2001, the Court denied summary judgment for the Plaintiffs.

              (II) WORLD IP INCORPORATED SETTLEMENT

              In ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., ET AL V. WORLD IP INCORPORATED, ET AL, an action filed in the Fifteenth Judicial Circuit in the State of Florida, the Company sued World IP
              Incorporated, its subsidiaries and shareholders (collectively, "World") for breach of the terms of a Stock Subscription and Purchase Agreement between the parties dated November 10, 1999. The parties entered into Settlement and Rescission Agreements, pursuant to which all transactions between the parties including the Stock Subscription and Purchase Agreement, the issuance of World stock to the Company and the issuance of 500,000 shares of the Company's stock to World's shareholders were rescinded effective November 10, 1999. Further, World's shareholders were issued 320,000 shares of the Company's stock which will be registered pursuant to the Registration Statement currently on file with the Securities Exchange Commission. The lawsuit was dismissed by a Court order dated January 29, 2002.

              (III) AJW PARTNERS,  LLC AND NEW MILLENNIUM  CAPITAL  PARTNERS II,
              LLC

              On April 24, 2002, the Company entered into a Settlement Agreement with the two remaining September 1999 Convertible Debenture holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, the Company is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              interest. The Company has the option, until July 23, 2002, to substitute cash in lieu of shares. On closing, the Company issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002 (See Note 7A ).

              (IV) ACT-AUSTRALIA LITIGATION

              On December 6, 2001, Mr. Roger May, as Chairman and Chief Executive Officer of ACT-Australia, sent a letter to Advanced Communications demanding full payment of all amounts due under the Stock Purchase Agreement between Advanced Communications and ACT-Australia (the "STOCK PURCHASE Agreement). This letter was dated six days after Mr. May was removed by the Board of Directors from all executive capacities including as President and Chief Executive Officer. Mr. May sent additional demand letters on December 11, 2001, and December 21, 2001. These demand letters threatened to exercise the rights granted to ACT-Australia under its constitutional documents, which include exercising ACT-Australia's lien over the shares registered in the name of Advanced Communications or declaring that those shares be forfeited. Advanced Communications believes that it has fully met its obligation under the Stock Purchase Agreement, which states that payments are only required to be paid to ACT-Australia from those funds remaining after deduction of reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries as determined by its Board of Directors. At this time, Advanced Communications does not have sufficient funds available to pay to ACT-Australia. On January 23, 2002, Advanced Communications filed suit against ACT-Australia and Roger May in the Supreme Court of Victoria at Melbourne, Australia to protect its investment.

              On January 23, 2002, the Court issued an interim order effectively enjoining and prohibiting ACT-Australia from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" Advanced Communications' stock in ACT-Australia. Although the court order had already been extended twice, it was again extended by the court on February 20, 2002, until a final determination is made at trial. ACT-Australia declined to contest the court orders sought by Advanced Communications. ACT-Australia filed its Answer to the suit and the parties are currently conducting discovery of material documents.

              On March 15, 2002, ACT-Australia issued a press release stating that EntrePort Corporation ("EntrePort"), an AMEX listed company, executed "definitive documents" whereby EntrePort would acquire a minority interest in ACT-Australia and ACT-Australia would purchase a majority interest in EntrePort. Further, on March 14, 2002, ACT-Australia entered into an Acquisition Agreement with EntrePort (the "Acquisition Agreement") which stated that ACT-Australia "now plans to locate and establish a base of operations in the United States for the continued development, marketing and distribution of the SpectruCell product in the USA and Canada. Such base of operations will involve the establishment of engineering facilities, research and development, sales, marketing and distribution." The Acquisition Agreement also stated that EntrePort's name would be changed to "Advanced Communications USA, Inc." Mr. May resigned from Advanced Communications' Board of Directors one day before entering into the Acquisition Agreement.

              Advanced Communications believes that the transaction with EntrePort as described in the Acquisition Agreement is inconsistent with the rights granted to it by ACT-Australia in the License and Distribution Agreement dated July 5, 2000 pursuant to which Advanced Communications received the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. Advanced Communications therefore instructed its Australian lawyers to write to ACT-Australia requesting an undertaking that it would not appoint EntrePort or any other person to market and distribute the SpectruCell technology in the exclusive territory in breach of the license agreement. ACT-Australia refused to provide the undertaking sought by Advanced Communications and, accordingly, Advanced Communications applied to the Court for an order restraining ACT-Australia from breaching the terms of the license agreement. On April 26, 2002, the Court issued an interim order on the following terms:

                      "Until the determination of the plaintiff's [i.e., Advanced Communications'] summons filed on 23 April 2002 or further order, the first defendant [i.e., ACT-Australia], whether by itself or by its officers, employees, agents, attorneys, or any of them or otherwise, be restrained from appointing or agreeing to appoint in any way whatsoever EntrePort Corporation or any other person to distribute, sell, offer to sell or supply or otherwise deal in or with the wireless or terrestrial multi-protocols communication network technology known as SpectruCell (`Product') (incorporating the software which

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      enables the Product to perform to its specifications, consisting of a set of instructions or statements in machine readable medium, and any enhancement or modification of that software (`Software') and related hardware performing part of the base station controller which processes and transmits mobile communications protocols such as AMPS, CDMA, TDMA GSM, W-CDMA, UMTS, 3G & Voice IP) in the United States of America, the North American and South American Continents (`Exclusive Territory') without the prior written consent of the plaintiff."

              EntrePort was added as a defendant to the proceedings.

              On May 7, 2002, Advanced Communications received a notice alleging a breach from ACT-Australia stating that Advanced Communications had breached its obligation under the License Agreement. Advanced Communications believes that the notice of breach is without merit and it is taking the necessary legal actions to prevent
              ACT-Australia from terminating its rights under the License Agreement.

              The Court extended its April 26, 2002 order through May 27, 2002, further restraining ACT-Australia from "acting upon or taking any further steps in reliance upon" the notice of breach until May 27, 2002 when this matter will be heard by the Court.

              V)  STAR MULTICARE SERVICES, INC.

              In STAR MULTI CARE SERVICES, INC. v. ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., an action filed September 18, 2000 in the Fifteenth Judicial Circuit in the State of Florida, Star Multi Care Services, Inc. ("Star") sued the Company for alleged breach of contract and the recovery of a break-up or termination fee in excess of $50,000 in conjunction with the Company's alleged failure to consummate a proposed merger with Star in January 2000. The Company believes that the suit is without basis and is vigorously defending the alleged claim.

         NOTE 11. GOING CONCERN

         The Company's consolidated financial statements for the nine months ended March 31, 2002, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's net loss of $(1,973,621) for the nine months ended March 31, 2002, working capital deficiency of $2,954,729 and stockholders' deficiency of $2,931,136, raise substantial doubt about its ability to continue as a going concern.

         The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management anticipates that the issuance of securities will generate sufficient resources for the continuation of the Company's operations (See Note 8B).

         The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         NOTE 12. SUBSEQUENT EVENTS

         Effective April 30, 2002, Mr. Gary Ivaska resigned as the Company's Chief Executive Officer. The Company and Mr. Ivaska have settled all outstanding amounts otherwise due him for his prior services. Under the terms of the Ivaska Agreement, the Company is obligated to pay Mr. Ivaska $40,000 at the rate of $10,000 per month for four months commencing on May 31, 2002.

         On May 2, 2002, the Company's  Board of Directors  voted to appoint Mr.
         Wayne  Danson,   currently  the  Company's  Vice  President  and  Chief
         Financial Officer to assume the role of the Company's President.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CO0NDITION AND RESULTS OF OPERATIONS

         ITEM 1. BUSINESS

         Unless the context requires otherwise, "we", "us" or "our" refers to Advanced Communications Technologies, Inc. and subsidiaries on a consolidated basis.

         COMPANY OVERVIEW

         We are a party to a license and distribution agreement for SpectruCell, a wireless software based communications platform that offers mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals through one base station. We believe that the SpectruCell product, which is based on the Software Defined Radio ("SDR") platform, will allow wireless communication network providers with the ability to not only direct multiple wireless frequencies (AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station but will also provide flexibility for future spectrum upgrades to 3G. We believe that the SpectruCell technology is the only Software Defined Radio platform-based technology with the capability of providing flexibility in commercial, industrial and military wireless communications. Without SpectruCell, network carriers would need to provide separate base stations and/or networks for each wireless frequency. The SpectruCell product is being developed by Advanced Communications Technologies, Pty (Australia), an entity that we own a 20% interest in. Mr. May, a former officer and director and a significant shareholder of Advanced Communications, owns 70% of Advanced Communications Technologies (Australia) Pty Ltd. through Global Communications Technology Pty Ltd., his wholly owned company. Our license and distribution agreement encompasses a territory comprising North, Central, and South America and is for an indefinite period. It grants us the exclusive right to license, market and distribute SpectruCell and other products being developed by Advanced Communications (Australia) throughout the North, Central and South American territories. We are currently involved in litigation with Advanced Communications (Australia) in connection with the license agreement.

         We currently have no other products for licensing and/or distribution other than SpectruCell and other products being developed for sale and/or license by Advanced Communications (Australia). SpectruCell has not yet been commercially tested and is expected to be field tested in the U.S. in 2002. We believe that SpectruCell is expected to be available for commercial license and distribution in the fourth quarter 2002.

         We expect to generate revenue from the licensing, marketing and distribution of the SpectruCell product under our license agreement. The license agreement gives us the exclusive right to market and distribute SpectruCell in North, Central and South America. The manufacturing of SpectruCell will be arranged by Advanced Communications (Australia). We have not had any meaningful revenues to date.

         We believe that the SpectruCell technology will reduce the network providers' cost for on-going upgrades to wireless formats 2.5 and 3G and beyond, as each upgrade will be software-based rather than hardware-based. We believe that network providers implementing a SpectruCell network architecture will be able to protect their existing client base through continued support and expansion of their existing services while being able to support future 2.5 and 3G-based protocols. This flexible migration path for network operators means that they can protect their existing financial asset while giving the operator both a technical and financial migration to 2.5 and 3G.

         The following is management's discussion and analysis of certain significant factors, which have affected our financial position and operating results. Certain statements under this section may constitute "forward-looking statements" (See Part II- Other Information). The following discussion should be read in conjunction with the unaudited financial statements and Notes thereto.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

         OVERALL RESULTS OF OPERATIONS

         For the three months ended March 31, 2002 we incurred an overall loss of ($615,403) or ($.01) per share, which was 54% less than the overall loss of ($1,345,384) or ($0.01) per share in the comparable period in the prior year.

         REVENUE AND COST OF SALES.

         No revenues were generated during the three months ended March 31, 2002 or March 31, 2001.

         OPERATING EXPENSES.

         Operating expenses, net of stock-based compensation charges of $21,010 for the three months ended March 31, 2002, were $583,976 and represent a $536,406 or 48% decrease in operating expenses of $1,120,382, net of stock-based compensation charges, for the comparative period ended March 31, 2001. Included in operating expense for both periods is $100,000 and $262,542 respectively, of depreciation and amortization attributable to the quarterly depreciation of our office property and equipment and amortization of goodwill for the three months ended March 31, 2002 and 2001. Additional amortization of deferred financing costs and commitment fee of $100,417 is included for the three months ended March 31, 2002.

         OTHER INCOME (EXPENSE).

         Interest expense incurred for the three months ended March 31, 2002 was $260,417 and was attributable to accrued interest on the $1 million Convertible Debentures we issued in January 2002. Included in total interest expense is $250,000 interest attributable to the intrinsic value of the beneficial conversion feature included in the convertible debentures we issued to Cornell Capital Partners, L.P. and other investors. We incurred no interest for the comparative three-month period ended March 31, 2001.

         For the quarter ended March 31, 2002, we did not record our share of our unconsolidated investment in Advanced Communications Technologies (Australia) Pty Ltd. consolidated quarterly loss because our equity investment in its underlying net assets was written down to zero as of June 30, 2001. In accordance with the equity method of accounting, we are not required to record our share of future losses from our investment in Advanced Communications Technologies, Pty (Australia) until our investment becomes positive. For the comparative three months ended March 31, 2001, our share, expressed in US dollars, of our unconsolidated investment in Advanced Communications Technologies, Pty (Australia) consolidated net income for the quarter was $229,803. During the three months ended March 31, 2001, we recognized a $425,000 loss on the unsuccessful acquisition of ORBCOMM's assets.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2002 TO THE NINE MONTHS ENDED MARCH 31, 2001

         OVERALL RESULTS OF OPERATIONS

         For the nine months ended March 31, 2002, the Company incurred an overall net loss of ($1,973,621) or ($.02) per share, as compared to an overall net loss of ($3,030,635) or ($.03) per share, for the comparative period in the prior year. The overall net loss for the nine months ended March 31, 2002 was 35% less than the net loss for the nine months ended March 31, 2001.

         REVENUE. We did not generate any revenue for the nine months ended March 31, 2002. Revenue for the nine months ended March 31, 2001 was $50,000 and was realized entirely from our subsidiary's then operational U.S.-Pakistan international telephone distribution network. Cost of sales attributable to telephone network revenue was $57,310 for the nine months ended March 31, 2001.

         OPERATING EXPENSES. Operating expenses, net of stock-based compensation charges of $81,010 for the nine months ended March 31, 2002, were $1,626,988 and represent a $806,050 decrease, or 33%, in operating costs net of stock-based compensation charges of $176,120 for the comparable nine month period ended March 31, 2001.

         Interest expense incurred for the nine months ended March 31, 2002 was $265,623. Included in total interest expense is $250,000 interest attributable to the intrinsic value of the beneficial conversion feature included in the convertible debentures we issued to Cornell Capital Partners, L.P. and other investors. We incurred no interest expense for the comparative nine months ended March 31, 2001.

         Other income (loss) for the nine months ended March 31, 2001 includes our share, determined under the equity method of accounting, of Advanced Communications Technologies, Pty (Australia) operating loss. No loss was reported for the comparative period ended March 31, 2002, as our investment in Advanced Communications Technologies, Pty (Australia) was written down to zero as of June 30, 2001 and we are no longer required to record our share of Advanced Communications Technologies, Pty (Australia) loss until our investment becomes positive. We realized no extraordinary gain or loss during the nine months ended March 31, 2002.

         (b) LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through the sale of common stock and convertible debentures and from unsecured loans from our major shareholder. We have raised approximately $3,900,000 before offering costs through the sale of these securities and have borrowed $1,055,736 from an entity wholly-owned by Roger May, a former officer and director of our company and a significant shareholder.

         At March 31, 2002, our cash and cash equivalents balance was $164,359 an increase of $157,543 from the balance of $6,816 at June 30, 2001. During the nine-months ended March 31, 2002, cash provided by (used in) operations amounted to ($1,076,988). Cash provided by (used in) investing activities was ($351,675). Cash provided by financing activities during the nine-months ended March 31, 2002 amounted to $1,586,206 and consisted of $259,736 of unsecured loans from an entity wholly-owned by Roger May, a former officer and director of our company and a significant shareholder, $120,000 from the sale of common stock and warrants pursuant to our private offering and $1,000,000 of proceeds from the sale of convertible debentures to Cornell Capital Partners, LP and other investors. For the comparative nine-month period ended March 31, 2001, no cash was provided by operations as all of our operations during this period were financed via unsecured loans from an entity wholly-owned by Roger May, a former officer and director of our company and a significant shareholder and proceeds from the sale of securities in private offerings. We had a working capital deficiency in the amount of ($2,954,729) and ($2,950,011) respectively, for the nine month periods ended March 31, 2002 and March 31, 2001.

         Based on our loss from operations, working capital deficiency and stockholders' deficiency, our auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and execute our business plan.

         On August 14, 2001, we filed a S-1 Registration Statement to register 37,500,000 of our shares in connection with our proposed $12,000,000 equity line credit facility with Ladenburg Thalmann & Co., Inc. ("LTCO") and Wanquay Limited. Based on comments received by the SEC relating to the terms and conditions of the proposed equity line and on advice of counsel, on November 30, 2001 we withdrew our S-1 application with the SEC.

         On December 13, 2001, we entered into a 90 day $325,000 Promissory Note (the "Note") with Cornell Capital Partners, LP. The Note bears interest at 12% and was secured by a Guaranty and Pledge Agreement executed by Messrs. Danson, Lichtman and Prouty. We realized $269,000 of net proceeds after financing costs and legal fees. The Note was repaid on January 14, 2002 with proceeds from the Company's $1 million Convertible Debentures.

         On January 10, 2002, we executed various financing agreements with Cornell Capital Partners, LP ("Cornell"), a New Jersey-based investment fund whereby Cornell purchased $1 million of two year Convertible Debentures and provided us with a $30 million structured equity facility. Subsequent to January 10, 2002, we closed on the $1 million Convertible Debenture financing and received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety-day note. Pursuant to the terms of the Equity Line of Credit, we may periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $30 million. The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. Cornell Capital Partners, L.P. will purchase the shares of common stock for a 9% discount to the lowest closing bid price of our common stock during the 5 trading days after an advance date. In addition, Cornell Capital Partners, L.P. will retain 3% of each advance under the Equity Line of Credit. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Except for the Equity Line of Credit, we have no commitments for capital.

         Our ability to draw upon the Equity Line of Credit is conditioned upon our Registration Statement being declared effective by the SEC. On March 5, 2002, we filed a Registration Statement with the SEC seeking to register 70,000,000 million shares of our common stock for sale to Cornell Capital Partners, L.P. Based upon our current stock price of $.05 per share, we will only have 45,000,000 shares available to sell to Cornell Capital Partners, L.P. under the terms of the Equity Line of Credit after taking into account the conversion of our $1 million convertible Debentures. Based on the current market price of our stock, we would only be able to realize approximately $2 million of the $30 million available to us under the Equity Line of Credit. Such issuance would be substantially dilutive to our existing shareholders.

         Our anticipated cash needs over the next 12 months consist of general working capital needs of $1,200,000 plus the repayment of outstanding indebtedness of $2,921,338. These obligations include outstanding convertible debentures in the amount of $1 million, as well as accounts payable and accrued expenses in the amount of $683,002, accrued compensation of $172,183 and an unsecured, non-interest bearing loan payable to an entity wholly-owned by Roger May, a former officer and director and a significant shareholder. In addition, we have a note payable to Advanced Communications Technologies, Pty (Australia) in the amount of $1,791,166 at March 31, 2002 that is the subject of a pending lawsuit brought by us against Roger May and Advanced Communications Technologies, Pty (Australia).

         We anticipate that our cash needs over the next twelve months will come solely from the sale of securities or loans, including the Equity Line of Credit.

         (c) ACQUISITIONS

         On September 7, 2001 we entered into a Letter of Intent with Advanced Communications Technologies, Pty (Australia). to acquire all of the intellectual property, including the worldwide rights (other than rights to territories that we currently possess) for the licensing and distribution of the SpectruCell product (the "IP Rights"). The Letter of Intent which was executed by Messrs
Roberts and May on behalf of Advanced Communications Technologies, Pty (Australia) and us, respectively, includes various conditions precedent to the transfer of the IP Rights including, but not limited to, the raising by us of $80 million in the US capital markets, appropriate regulatory approvals, approval by both our Board of Directors and shareholders, appropriate due diligence and definitive agreements. During the period from January 2002 to present, we, along with our Australian financial and legal advisors, have attempted to negotiate with Mr. May in good faith to enter into a Non-Disclosure Agreement to allow us to commence our due diligence on the financial, legal and technological affairs of Advanced Communications Technologies (Australia) Pty Ltd. In addition, during this period we have filed two lawsuits against Mr. May and Advanced Communications Technologies (Australia) Pty Ltd. for breach of our April 5, 2000 Stock Purchase Agreement and July 5, 2000 License and Distribution Agreement. Consequently, we have been unable to execute any Non-Disclosure Agreement nor commence any active or meaningful negotiations with Mr. May for the acquisition of the SpectruCell technology pursuant to the terms of the September 7, 2001 Letter of Intent. Because of the matters described above, there can be no assurance that the proposed acquisition of all of the tangible and intangible (including the IP Rights) assets will be completed under the terms and conditions as expressed in the Letter of Intent or at all.

         (D) ACT'S QUARTERLY STOCK PRICE

         for the Quarter Ended                 High           Low
         ---------------------                 ----           ---

         March 31, 2002                        $.30          $.05
         December 31, 2001                      .38           .17
         September 30, 2001                     .41           .25
         June 30, 2001                          .68           .27
         March 31, 2001                        1.03           .45

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

         ITEM 1.  LEGAL PROCEEDINGS

         In NANCY J. NEEDHAM; EDMUND R. DUPONT ET AL V. ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., ET AL, an action filed July 2000 in the Fifteenth Judicial Circuit in the State of Florida, two former officers and directors of the Company are seeking damages and injunctive relief arising out of the Company's refusal to provide legal opinion letters and to take other actions necessary to allow the former officers to convert restricted stock into unrestricted stock under an exemption under Rule 144. The plaintiffs have not specified the amount of damages they are seeking. The Company has filed a counterclaim to rescind all of the Plaintiffs' stock for lack and/or failure of consideration and other damages. The Company believes that it has meritorious defenses to the suit and is vigorously defending the litigation. In October 2001, the Court denied summary judgment for the Plaintiffs.

         In ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., ET AL V. WORLD IP INCORPORATED, ET AL, an action filed in the Fifteenth Judicial Circuit in the State of Florida, the Company sued World IP Incorporated, its subsidiaries and shareholders (collectively, "World") for breach of the terms of a Stock Subscription and Purchase Agreement between the parties dated November 10, 1999. The parties entered into Settlement and Rescission Agreements, pursuant to which all transactions between the parties including the Stock Subscription and Purchase Agreement, the issuance of World stock to the Company and the issuance of 500,000 shares of the Company's stock to World's shareholders were rescinded effective November 10, 1999. Further, World's shareholders were issued 320,000 shares of the Company's stock which have been included in the Registration Statement currently on file with the Securities Exchange Commission. The lawsuit was dismissed by a Court order dated January 29, 2002.

         On April 24, 2002, the Company entered into a Settlement Agreement with the two remaining September 1999 Convertible Debenture holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, the Company is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued interest. The Company has the option, until July 23, 2002, to substitute cash in lieu of shares. On closing, the Company issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002 (See Note 7A ).

         On December 6, 2001, Mr. Roger May, as Chairman and Chief Executive Officer of ACT-Australia, sent a letter to Advanced Communications demanding full payment of all amounts due under the Stock Purchase Agreement between Advanced Communications and ACT-Australia (the "STOCK PURCHASE AGREEMENT). This letter was dated six days after Mr. May was removed by the Board of Directors from all executive capacities including as President and Chief Executive
Officer.  Mr. May sent  additional  demand  letters on December  11,  2001,  and

December 21, 2001. These demand letters threatened to exercise the rights granted to ACT-Australia under its constitutional documents, which include exercising ACT-Australia's lien over the shares registered in the name of Advanced Communications or declaring that those shares be forfeited. Advanced Communications believes that it has fully met its obligation under the Stock Purchase Agreement, which states that payments are only required to be paid to ACT-Australia from those funds remaining after deduction of reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries as determined by its Board of Directors. At this time, Advanced Communications does not have sufficient funds available to pay to ACT-Australia. On January 23, 2002, Advanced Communications filed suit against ACT-Australia and Roger May in the Supreme Court of Victoria at Melbourne, Australia to protect its investment.

         On January 23, 2002, the Court issued an interim order effectively enjoining and prohibiting ACT-Australia from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" Advanced Communications' stock in ACT-Australia. Although the court order had already been extended twice, it was again extended by the court on February 20, 2002, until a final determination is made at trial. ACT-Australia declined to contest the court orders sought by Advanced Communications. ACT-Australia filed its Answer to the suit and the parties are currently conducting discovery of material documents.

         On March 15, 2002, ACT-Australia issued a press release stating that EntrePort Corporation ("EntrePort"), an AMEX listed company, executed "definitive documents" whereby EntrePort would acquire a minority interest in ACT-Australia and ACT-Australia would purchase a majority interest in EntrePort. Further, on March 14, 2002, ACT-Australia entered into an Acquisition Agreement with EntrePort (the "Acquisition Agreement") which stated that ACT-Australia "now plans to locate and establish a base of operations in the United States for the continued development, marketing and distribution of the SpectruCell product in the USA and Canada. Such base of operations will involve the establishment of engineering facilities, research and development, sales, marketing and distribution." The Acquisition Agreement also stated that EntrePort's name would be changed to "Advanced Communications USA, Inc." Mr. May resigned from Advanced Communications' Board of Directors one day before entering into the Acquisition Agreement.

         Advanced Communications believes that the transaction with EntrePort as described in the Acquisition Agreement is inconsistent with the rights granted to it by ACT-Australia in the License and Distribution Agreement dated July 5, 2000 pursuant to which Advanced Communications received the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. Advanced Communications therefore instructed its Australian lawyers to write to ACT-Australia requesting an undertaking that it would not appoint EntrePort or any other person to market and distribute the SpectruCell technology in the exclusive territory in breach of the license agreement. ACT-Australia refused to provide the undertaking sought by Advanced Communications and, accordingly, Advanced Communications applied to the Court for an order restraining ACT-Australia from breaching the terms of the license agreement. On April 26, 2002, the Court issued an interim order on the following terms:

         "Until the determination of the plaintiff's [i.e., Advanced Communications'] summons filed on 23 April 2002 or further order, the first defendant [i.e., ACT-Australia], whether by itself or by its officers, employees, agents, attorneys, or any of them or otherwise, be restrained from appointing or agreeing to appoint in any way whatsoever EntrePort Corporation or any other person to distribute, sell, offer to sell or supply or otherwise deal in or with the wireless or terrestrial multi-protocols communication network technology known as SpectruCell (`Product') (incorporating the software which enables the Product to perform to its specifications, consisting of a set of instructions or statements in machine readable medium, and any enhancement or modification of that software (`Software') and related hardware performing part of the base station controller which processes and transmits mobile communications protocols such as AMPS, CDMA, TDMA GSM, W-CDMA, UMTS, 3G & Voice IP) in the United States of America, the North American and South American Continents (`Exclusive Territory') without the prior written consent of the plaintiff."

         On May 7, 2002, Advanced Communications received a notice alleging a breach from ACT-Australia stating that Advanced Communications had breached its obligation under the License Agreement. Advanced Communications believes that the notice of breach is without merit and it is taking the necessary legal actions to prevent ACT-Australia from terminating its rights under the License Agreement.

         The Court extended its April 26, 2002 order through May 27, 2002, further restraining ACT-Australia from "acting upon or taking any further steps in reliance upon" the notice of breach until May 27, 2002 when this matter will be heard by the Court.

         In STAR MULTI CARE SERVICES, INC. v. ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., an action filed September 18, 2000 in the Fifteenth Judicial Circuit in the State of Florida, Star Multi Care Services, Inc. ("Star") sued the Company for alleged breach of contract and the recovery of a break-up or termination fee in excess of $50,000 in conjunction with the Company's alleged failure to consummate a proposed merger with Star in January 2000. The Company believes that the suit is without basis and is vigorously defending the alleged claim.

         ITEM 2. CHANGES IN SECURITIES

         During the quarter, we issued 8,480,435 shares of our restricted common stock having a value of $1,161,010 to the following parties:

         (i)      200,000  shares each having a value of $36,000  were issued to
                  Messrs.  Danson,  Prouty,   Lichtman,   Roche  and  Finch  for
                  director's fees;

         (ii) 2,960,000 shares having a value of $740,000 were issued to Cornell Capital Partners, LP as a one-time commitment fee for the $30 million Equity Line of Credit facility;

         (iii) 40,000 shares having a value of $10,000 were issued to Westrock Advisors, Inc. for financial advisory services in connection with the Equity Line of Credit facility;

         (iv) 160,000 shares each having a value of $40,000 were each issued to Eduardo Acosta and Alberto Monteiro in settlement of the World IP recession lawsuit;

         (v) 667,667 share having a value of $50,000 were issued to Danson Partners, LLC for prior professional services;

         (vi) 666,667 shares having a value of $50,000 were issued to Levinson & Lichtman, LLP for prior legal services;

         (vii) 400,000 shares having a value of $30,000 were issued to Jack Halperin, Esq. for prior legal services;

         (viii) 133,334 shares having a value of $10,000 were issued to Dr. Michael Finch for prior professional services;

         (ix) 27,800 shares having a value of $2,085 were issued to The Law Offices of Alan Foxman for prior legal services;

         (x) 119,000 shares having a value of $8,925 were issued to DDInvestor.com, Inc. for prior investor relations services; and

         (xi) 2,146,967 shares and associated warrants were issued to all of the private placement investors.

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

         We have devoted significant resources to Advanced Communications Technologies, Pty (Australia) for the development, testing and commercialization of the SpectruCell technology and for unsuccessful acquisitions of existing businesses that would have complemented our marketing and sales efforts for SpectruCell. As a result, we have experienced significant operating losses and negative cash flows from operations. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that we will become profitable or will produce positive cash flows. Our capital requirement for the marketing of SpectruCell is substantial. The Company intends to fund its operational and capital requirements using cash on hand, and through the Equity Line of Credit and debt.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


         ITEM 6. SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

         Effective April 30, 2002, Mr. Gary Ivaska resigned as the Company's Chief Executive Officer. The Company and Mr. Ivaska have settled all outstanding amounts otherwise due him for his prior services. Under the terms of the Ivaska Agreement, the Company is obligated to pay Mr. Ivaska $40,000 at the rate of $10,000 per month for four months commencing on May 31, 2002.

         On May 2, 2002, the Company's Board of Directors voted to appoint Mr. Wayne I. Danson, currently the Company's Vice President and Chief Financial Officer to assume the role of the Company's President.

         On May 7, 2002, we received a Termination Notice signed by Mr. Roger May on behalf of Advanced Communications Technologies (Australia) Pty Ltd. notifying us that we have breached our License and Distribution Agreement because Mr. May alleged that we failed to act in good faith and also alleged that we failed to provide details on a proposed contract with a U.S. company pursuant to the terms of the License and Distribution Agreement. We believe that the Termination Notice is without merit and we are taking the necessary legal actions to prevent Mr. May and Advanced Communications Technologies (Australia) Pty Ltd. from terminating our rights under the License and Distribution Agreement.

EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
1.1                   Exchange Agreement between MRC Legal Services            Incorporated by reference to Exhibit 1.1 to
                      Corporation and Advanced Communications Technologies,    Company's Form 8-K filed on February 4, 2000
                      Inc. dated as of January 31, 2000

2.1                   Articles of Incorporation of Media Forum                 Incorporated by reference to Exhibit 2.1 to
                      International, Inc.                                      the Company's Form S-8 filed on February 9,
                                                                               2000

2.2                   Second Amendment to Articles of Incorporation of         Incorporated by reference to Exhibit 2.2 to
                      Telenetworx, Inc.                                        the Company's Form S-8 filed on February 9,
                                                                               2000

2.3                   Third Amendment to Articles of Incorporation of Media    Incorporated by reference to Exhibit 2.3 to
                      Forum International, Inc.                                the Company's Form S-8 filed on February 9,
                                                                               2000

2.4                   Bylaws of the Company                                    Incorporated by reference to Exhibit 2.4 to
                                                                               the Company's Form S-8 filed on February 9,
                                                                               2000

2.5                   Articles of Incorporation as currently in effect for     Incorporated by reference to Exhibit 3.1 to
                      the Company                                              Form S-1 Registration Statement filed on
                                                                               August 14, 2001

2.6                   Bylaws, as currently in effect                           Incorporated by reference to Exhibit 3.2 to
                                                                               Form S-1 Registration Statement filed on
                                                                               August 14, 2001

2.7                   Fourth Amendment to Articles of Incorporation            Provided herewith

10.1                  Lease Agreement dated as of November 27, 2001 between    Provided herewith
                      the Company and Continental Development, L. P. II

10.2                  Not Used.

10.3                  Agreement dated June 27, 2000, between Ladenburg         Incorporated by reference to Exhibit 10.3 to
                      Thalmann & Co. and the Company                           the Company's Form S-1 Registration Statement
                                                                               filed on August 14, 2001

10.4                  Common Stock Purchase Agreement dated December 14,       Incorporated by reference to Exhibit 10.4 to
                      2000, between the Company and Wanquay Ltd.               the Company's Form S-1 Registration Statement
                                                                               filed on August 14, 2001

10.5                  Registration Rights Agreement dated December 14, 2000,   Incorporated by reference to Exhibit 10.5 to
                      between the Company and Wanquay Ltd.                     the Company's Form S-1 Registration Statement
                                                                               filed on August 14, 2001




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------

10.6                  Escrow Agreement dated December 14, 2000, among the      Incorporated by reference to Exhibit 10.6 to
                      Company, Wanquay Ltd. and Epstein Becker & Green         the Company's Form S-1 Registration Statement
                                                                               filed on August 14, 2001

10.7                  Consulting Agreement with M. Richard Cutler dated        Incorporated by reference to Exhibit 10.1 to
                      January 31, 2000                                         the Company's Form S-8 filed on February 9,
                                                                               2000

10.8                  Stock Purchase Agreement dated April 5, 2000, between    Incorporated by reference to Exhibit 10.5 to
                      Advanced Communications Technologies, Inc. and           the Company's Form 10-QSB filed on May 24, 2000
                      Advanced Communications Technologies Pty Ltd.

10.9                  Securities Purchase Agreement dated January 10, 2002,    Incorporated by referenced to Exhibit 10.9 to
                      by and among Advanced Communications Technologies,       the Company's Form 10-QSB filed on February
                      Inc. and Buyers                                          12, 2002

10.10                 Investor Registration Rights Agreement dated January     Incorporated by reference to Exhibit 10.10 to
                      10, 2002, by and among Advanced Communications           the Company's Form 10-QSB filed on February
                      Technologies, Inc. and Investors                         12, 2002

10.11                 Transfer Agent Instructions                              Incorporated by reference to Exhibit 10.11 to
                                                                               the Company's Form 10-QSB filed on February
                                                                               12, 2002

10.12                 Escrow Agreement dated January 10, 2002, by and among    Incorporated by reference to Exhibit 10.12 to
                      Advanced Communications Technologies, Inc., Buyers and   the Company's Form 10-QSB filed on February
                      First Union National Bank                                12, 2002

10.13                 Equity Line of Credit Agreement dated January 10,        Incorporated by reference to Exhibit 10.13 to
                      2002, by and between Cornell Capital Partners, LP and    the Company's Form 10-QSB filed on February
                      Advanced Communications Technologies, Inc.               12, 2002

10.14                 Registration Rights Agreement dated January 10, 2002,    Incorporated by reference to Exhibit 10.14 to
                      by and between Advanced Communications Technologies,     the Company's Form 10-QSB filed on February
                      Inc.                                                     12, 2002

10.15                 Placement Agent Agreement dated January 10, 2002, by     Incorporated by reference to Exhibit 10.15 to
                      and between Advanced Communications Technologies, Inc.   the Company's Form 10-QSB filed on February
                      and Westrock Advisors, Inc.                              12, 2002

10.16                 Escrow Agreement dated January 10, 2002, by and among    Incorporated by reference to Exhibit 10.16 to
                      Advanced Communications Technologies, Inc., Cornell      the Company's Form 10-QSB filed on February
                      Capital Partners, LP , Butler Gonzalez LLP and First     12, 2002
                      Union National Bank

10.17                 License and Distribution Agreement dated as of July 5,   Provided herewith
                      2000 between Advanced Communications Technologies,
                      Inc. and Advanced Communications Technologies
                      (Australia) Pty. Ltd.




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
11.0                  Audited Consolidated Financial Statements for Advanced   Incorporated by reference to Exhibit 11.0 to
                      Communications Technology (Australia) PTY Ltd and        the Company's Form 10-KSB filed on October 30,
                      controlled entities                                      2001


(b)      REPORTS ON FORM 8-K.

         On May 9, 2002, Advanced Communications filed a Form 8-K disclosing the resignation of Gary Ivaska as President and Chief Executive Officer and the appointment of Wayne Danson as President. The Form 8-K also contained new developments in Advanced Communications' litigation with Advanced Communications Technologies (Australia), in which our company owns a 20% interest.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Advanced Communications Technologies, Inc.
         (Registrant)

         /s/ Wayne I. Danson                                 May 14, 2002
         ---------------------------------------             -------------------
         Wayne I. Danson                                     Date
         President, Chief Financial Officer and Director
         (Principal Accounting Officer)