Form 10KSB/A
period 2001-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-05-23
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT NO. 1 TO THE FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                          COMMISSION FILE NO. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                    65-0738251
--------------------------------          ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


               880 APOLLO STREET, SUITE 200, EL SEGUNDO, CA 90245
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 416-1270
                         (REGISTRANT'S TELEPHONE NUMBER)

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                   TITLE OF EACH CLASS TO BE REGISTERED: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

            COMMON STOCK, NO PAR VALUE, 200,000,000 SHARES AUTHORIZED

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

         We are a party to a license and distribution agreement for SpectruCell, a wireless software based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals through one base station. The SpectruCell product, which is based on the Software Defined Radio ("SDR") platform, is being developed to allow wireless communication network providers with the ability to not only direct multiple wireless frequencies (AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station but will also provide flexibility for future spectrum upgrades to 3G. The SpectruCell product is being developed by our affiliated entity, Advanced Communications Technologies, Pty (Australia) which we own a 20% interest in. Mr. May, a former officer and director and significant shareholder owns 70% of Advanced Communications Technologies (Australia) Pty Ltd. through Global Communications Technology Pty Ltd., his wholly-owned company. Our license and distribution agreement encompasses a territory comprising North, Central, and South America and is for an indefinite period. It grants us the exclusive right to license, market and distribute SpectruCell and other products being developed by our affiliated entity throughout the North, Central and South American territories. On May 7, 2002, Advanced Communications (Australia) alleged that we are in default of the license and distribution agreement. We believe this allegation is without merit and intend to defend our rights.

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

         We expect to generate revenue from the licensing, marketing and distribution of the SpectruCell product under our license agreement. The license agreement gives us the exclusive right to market and distribute SpectruCell in North, Central and South America. The manufacturing of SpectruCell will be arranged by Advanced Communications (Australia). We have not had any meaningful revenues to date. For the year ended June 30, 2001, we had a net loss of $19,755,566 or $.0.22 per share. At June 30, 2001, we had negative working capital of $2,421,719 and an accumulated deficit of $25,515,955.

         SpectruCell is being developed as a dynamic technology that, we believe, will reduce the network providers' cost for on-going upgrades to wireless formats 2.5 and 3G and beyond, as each upgrade will be software-based rather than hardware-based. We also believe that network providers implementing a SpectruCell network architecture will be able to protect their existing client base through continued support and expansion of their existing services while being able to support future 2.5 and 3G-based protocols. This flexible migration path for network operators means that they can protect their existing financial asset while giving the operator both a technical and financial migration to 2.5 and 3G.

LICENSE AGREEMENT

         On July 5, 2000, we entered into a license and distribution agreement with Advanced Communications Technologies (Australia) Pty Ltd, a company in which we own a 20% interest and Mr. May indirectly owns a 70% interest. Mr. May is a former officer and director and a significant shareholder of our company. Pursuant to the agreement, we received an exclusive license to market and distribute in North, South and Central America the SpectruCell technology and certain other technologies to be developed. This license is for an indefinite period of time. Upon the SpectruCell technology becoming commercially available, our company and Advanced Communications (Australia) will need to negotiate minimum guaranty payments, as well as the amount of the commission payable to our company. These amounts will be negotiated in accordance with industry standards after the final pricing of the SpectruCell technology is established.

         We are involved in litigation in Australia with Advanced Communications (Australia) regarding the license. On April 26, 2002, the Supreme Court of Victoria at Melbourne, Australia issued an interim order against Advanced Communications (Australia) and Mr. May in connection with the ongoing litigation between Advanced Communications and Advanced Communications (Australia). The interim order prohibits Advanced Communications (Australia) and Mr. May from violating the terms of the license and distribution agreement. Based on a press release issued by Advanced Communications (Australia), Advanced Communications (Australia) appears to be seeking to license the SpectruCell technology to another entity in our territory. On April 26, 2002, the Australian court entered the interim order. On May 7, 2002, Advanced Communications received a notice from Advanced Communications (Australia) alleging a breach of the license. Advanced Communications believes the allegation is without merit and intends to protect its legal rights. On May 8, 2002, the Australian court extended its April 26, 2002 order through May 14, 2002, further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach until May 14, 2002 when this matter will be heard by the court.

COMPANY HISTORY

         We were incorporated on April 30, 1998 and were inactive from April 1998 to June 1998 except for the issuance of founders' shares. On April 7, 1999, Media Forum International, Inc., a Florida corporation, acquired all of our stock in exchange for its stock. Pursuant to the merger agreement, our shareholders received nine shares of Media Forum's common stock for each share of common stock held in our company. After the merger, our shareholders owned approximately 90% of Media Forum. Media Forum, the surviving entity, subsequently changed its name to Advanced Communications Technologies, Inc. Upon completion of the merger, we changed our trading symbol to "ADVC."

         On January 31, 2000, we acquired Smart Investments.com, Inc. through a stock exchange with Smart Investments' sole shareholder. Immediately upon completion of that acquisition, we elected successor issuer status in accordance with Rule 12g-3 promulgated under the Securities Exchange Act of 1934, as amended, and consequently became a "reporting company" in compliance with the NASD's requirements.

         On July 20, 1999, we formed Advanced Global Communications, Inc., a Florida corporation. Advanced Global was established to develop and operate our international telecommunications network as well as to acquire other switching and telecommunications companies. During the fiscal year ended June 30, 2001, we ceased operating Advanced Global's international telecommunications network and wrote-off our entire investment in various telephone equipment and network costs. Such write-off amounted to $69,506.

         On November 10, 1999, Advanced Global entered into an agreement with the shareholders of World IP Incorporated and its wholly-owned foreign subsidiaries, Sur Comunicaciones, S.A., a Chilean corporation, and Acinel, S.A., an Argentinean corporation, to acquire a 51% controlling interest in the World IP. Under the terms of the agreement, 500,000 shares of our restricted common stock, plus $95,000 in cash was exchanged for 1,020 shares of stock representing 51% of the then issued and outstanding shares of World IP The 500,000 shares of restricted common stock were valued at the trading price on the closing date and together with the cash consideration resulted in a purchase price of $470,000. World IP provides wholesale international telephone services from the U.S. to Chile and Argentina.

         On October 4, 2000, we notified World IP's management and its shareholders that we intended to rescind the agreement because we were unable, after repeated requests, to obtain from World IP's management financial records and audited financial statements. Consequently, our management deemed that it was in our best interest to unilaterally rescind the agreement. On October 6, 2000, we filed suit in the Circuit Court in and for Palm Beach County, Florida against the World IP and its shareholders for rescission of the agreement and for monetary damages resulting from such breach. On January 23, 2002, the parties entered into Settlement and Rescission Agreements and a Stipulation for Dismissal with Prejudice (the "Stipulation") to settle this matter. The Stipulation states that the November 10, 1999, Agreement and all related transactions, including the issuance of 1,020 shares of World IP to Advanced Global and the 500,000 shares of restricted common stock to World IP shareholders, are rescinded, AB INITIO, effective November 10, 1999, as though such transactions never occurred. Further, as part of the settlement, Advanced Communications issued a total of 320,000 shares of restricted common stock to certain shareholders of World IP, which shares are being registered pursuant to the Registration Statement currently on file with the Securities and Exchange Commission. The Circuit Court in and for Palm Beach County issued an Order Approving Stipulation approving the Settlement and Rescission Agreements and the Stipulation.

         For financial statement purposes, we have treated the World IP rescission transaction as if we had never acquired the World IP stock and wrote-off our $125,000 investment in World IP in our June 30, 2000 financial statements.

         On April 5, 2000, we entered into a Stock Purchase Agreement with Advanced Communications Technologies (Australia) Pty Ltd. to acquire a 20% interest for $19,350,000. The majority owner of Advanced Communications Technologies (Australia) is Roger May, who was the Chief Executive Officer, Chairman of the Board of Directors of our company until November 30, 2001. In consideration for our purchase of the stock, we issued 5,000,000 shares of our common stock having a value of $11,850,000 and a $7,500,000 unsecured non-interest bearing note payable in installments. The note payable was payable in three equal monthly installments commencing May 31, 2000. Under the terms of the April 2000 agreement, the monthly installment deadline was extended, without interest, to allow for our company to, on a best efforts basis, raise the cash portion of the purchase price through the sale of securities. Upon raising such funds, our company is obligated to repay Advanced Communications (Australia)'s note payable after deducting for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by its Board of Directors. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as goodwill.

         Our 20% interest in Advanced Communications (Australia) was accounted for using the equity method of accounting and was stated at the amortized cost of goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of Advanced Communications (Australia) was adjusted for the amortization of the goodwill, as discussed above. Amortization was computed on a straight-line basis over fifteen years until June 30, 2001 at which time we reassessed the life of the goodwill to be five years. The amortization of goodwill charged to income for each of the six months ended December 31, 2001 and December 31, 2000 was $200,000 and $523,084, respectively.

         The following information is provided for Advanced Communications (Australia) at December 31, 2001 and 2000 and has been translated to US dollars using the average exchange rate for the three-month period:

                                                             DECEMBER 31, 2001        DECEMBER 31, 2000
         Average exchange rate for the period                $        0.51393         $        .55820
         Revenue from operations                             $        639,882         $         6,851
         Gross profit                                        $        639,882         $         6,851
         Net loss from operations                            $    (3,163,694)         $   (1,195,132)
         Net loss for the quarter                            $    (3,163,694)         $   (1,195,132)

         The table above reflects the results of operations of Advanced Communications (Australia) and its consolidated subsidiaries, translated into U.S. dollars at the prevailing exchange rate. Advanced Communications (Australia) owns a controlling interest in various Australian subsidiaries that operate a local telecommunications network. Consolidated revenue reflects the revenue from these operations and from government grant funds received and do not reflect any revenue from sales of SpectruCell.

         During the year ended June 30, 2001, we reduced the carrying value of our investment in Advanced Communications (Australia) to $2,000,000 based on management evaluation of Advanced Communications (Australia). This adjustment was necessitated by FASB 121 ("Accounting for Impairment of Long Lived Assets") and APB 18 ("The Equity Method of Accounting for Investments in Common Stock"). Such pronouncements require the annual evaluation of long-lived assets for impairment.

         The components of the investment in Advanced Communications (Australia) at December 31, 2001 are as follows:

                                              INVESTMENT        GOODWILL              TOTAL
                                              ----------        --------              -----
         At acquisition                    $  3,657,472     $  15,692,528     $    19,350,000
         Cumulative Investment loss          (3,657,472)                --         (3,657,472)
         Amortization of goodwill                     --       (1,292,664)         (1,292,664)
         Impairment of goodwill                       --      (12,399,864)        (12,399,864)
         Balance at June 30, 2001                     --        2,000,000           2,000,000
         Cumulative amortization of
           Goodwill through 12/31/01                             (200,000)           (200,000)
         Balance at December 31, 2001      $          --    $   1,800,000     $     1,800,000

         On July 5, 2000, we entered into a License and Distribution Agreement with Advanced Communications Technologies (Australia) Pty Ltd. where by we were granted the exclusive right to market and distribute within North, South and Central America the SpectruCell and other technologies to be developed.

         On July 24, 2000, our company formed Australon USA, Inc., a Delaware corporation, owned 50% by our company and 50% by Australon Enterprises Pty., Ltd. Australon Enterprises is controlled by Roger May, a former officer and director of our company. We formed Australon USA, Inc. to market and sell the Australon suite of products in the U.S., Canada and South America. Australon USA intended to develop products and applications for the monitoring and control industry. These products and applications were unrelated to SpectruCell.

Australon USA, Inc. is presently inactive and had no revenues or expenses for the fiscal year ended June 30, 2001.

         In November 2000, we formed Advanced Network Technologies (USA), Inc., a Delaware corporation, owned 70% by us and 30% by Advanced Network Technologies Pty. Ltd. Advanced Network intended to acquire wireless network infrastructure in North and South America. This infrastructure was intended to help showcase SpectruCell within a working network environment. To date, no acquisitions have been made. Advanced Network Technologies (USA), Inc. is presently inactive and had no revenues or expenses for the fiscal year ended June 30, 2001.

FINANCIAL CONDITION

         We had net losses of $19,755,566 and $5,387,495 during the years ended June 30, 2001 and 2000, respectively. As of June 30, 2001, we had cash of $6,816 and current liabilities of $2,438,535. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. A detailed discussion of our financial condition is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this filing.

CHALLENGES TO COMPLETING THE DEVELOPMENT AND TESTING OF SPECTRUCELL

         Advanced Communications (Australia) faces a number of challenges in completing and commercializing the SpectruCell technology. These challenges can be placed into four categories, financial, technical, regulatory and competitive. Each of these categories is discussed below.

         FINANCIAL. Advanced Communications (Australia) will require significant funding to complete the development and commercial release the SpectruCell technology. Advanced Communications Technologies (Australia) Pty Ltd. estimates that it will need approximately U.S. $10 million in funding to successfully complete the commercialization of SpectruCell through field testing in the U.S. and arrange for the manufacturing of the product. Although we are aware of capital raising activities by Mr. May and others on behalf of Advanced
Communications Technologies (Australia) Pty Ltd., we have no knowledge of whether any of these funding activities have been or will be successful.

         TECHNICAL. To the best of our knowledge, the following technical developments remain to be completed prior to the commercialization of the SpectruCell product.

         o Analogue to Digital converter (referred to as the DC card). We have been advised that the DC card has been designed in-house at Advanced Communications (Australia) and is at the prototype stage. Completion of a first release production design is scheduled for the second or third quarter of 2002. Daranmount, an independent Australian company, is developing and manufacturing various boards for SpectruCell under contract with Advanced Communications (Australia).

         o Demonstration of the production version of the SpectruCell hardware to show simultaneous operation of multiple protocols. This is intended to be demonstrated upon the first release of the product.

         REGULATORY.  Advanced  Communications  (Australia)  or our company will need to gain the appropriate regulatory approvals from the Federal Communications Commission and other relevant authorities in order to implement the SpectruCell technology. The Federal Communications Commission has realized the potential of software-defined radio insofar as its capability to maximize spectrum usage and increase flexibility for network operators. Accordingly, the Federal Communications Commission recently amended their regulations to accommodate the increased flexibility of SDR. At this time, we cannot estimate how long this process will take.

         COMPETITIVE. Like most new technologies the introduction of SpectruCell will require demonstrations and education through field trials and similar demonstrations to introduce the product to the potential market. No assurances can be given that the market will accept the SpectruCell technology, or that other competing products will be developed or achieve better market acceptance than our product.

         Advanced Communications Technologies (Australia) Pty Ltd. has identified at least one competitor to the SpectruCell technology. This competitor is Airnet (www.Airnet.com). We expect to face increasing competition as other telecommunications companies realize the advantages of SDR and begin devoting more resources to developing SDR base technologies. Many of these companies have substantially greater resources than we do. These companies also have more experience than we do in obtaining governmental approval from the

Federal Communications Commission and other agencies.

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

         During the year, we were also involved in two unsuccessful acquisitions. On February 28, 2001, we were the successful bidder to purchase all of the assets of ORBCOMM Global L.P and related debtors. ORBCOMM, a partnership formed by Teleglobe Holding Corp. and Orbital Sciences Corporation, is the owner and operator of 30 low earth orbit satellites, digital satellite communications systems, gateway earth stations, control center facilities and related equipment, and intellectual property and provides asset monitoring, global positioning, communications and other data information services. In September 2000, ORBCOMM filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. On March 9, 2001, the Court entered an Order to approve the sale of substantially all of ORBCOMM's assets to us. The acquisition of the assets was viewed by us as an opportunity to engage in a business that was synergistic to the marketing and deployment of our SpectruCell technology, and to augment Australon Limited's business of providing real time remote smart metering and other Lon-works based services. The assets were to be owned by a newly formed entity wholly owned by our 50% owned U.S. affiliate, Australon USA, Inc. We also entered into a joint venture agreement with another bidder to sell a portion of the new entity's equity in return for a substantial capital commitment. Our joint venture partner, Final Analysis Corporation, subsequently defaulted on its commitment to provide capital to the new entity. Because of the extreme time constraints place by the Court on us to close the transaction, and the substantial capital commitment needed to turn ORBCOMM's business around, our management subsequently determined that it was no longer in our best interest to pursue the purchase of the assets.

         We incurred a loss in the amount of $835,375 in connection with our unsuccessful attempt to acquire the assets. This loss is reflected in our June 30, 2001 financial statements as professional fees ($395,151), loss on investment acquisition deposit ($425,000) and other selling, general and administrative expenses ($15,224).

         On February 5, 2001, we entered into a Letter of Intent with Dr. Gil Amelio and his majority owned company, Beneventure Capital, LLC, to acquire all of the assets of Beneventure in exchange for stock of our company. Beneventure is a privately held technology investment and management company that owns varying interests in private companies involved in the telecommunications, semiconductor, Internet and financial services industries. After many attempts to negotiate a fair agreement with Beneventure, we ceased negotiations and determined that the Beneventure acquisition was not in our best interest. We incurred $125,965 of professional fees and expenses in the transaction that are included in our June 30, 2001 financial statements.

INDUSTRY OVERVIEW

         GROWTH OF THE WIRELESS TELECOM INDUSTRY

         The wireless telecom industry is a rapidly growing business, driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services. U.S. mobile subscribers are projected to grow to 226.8 million by 2010 and generate revenues of $72.8 billion, according to Analysts Bakerville (Feb. 2002). In June 2001, EMC World Cellular Database stated that there were 854.7 million users of cellular services worldwide. The demand for wireless Internet access and other data services is accelerating the adoption of new technologies such as those embodied in the emerging third-generation (3G) standard. High-speed fiber optic networks are being coupled with broadband wireless technologies to deliver enhanced telecom capabilities and features to new customers and markets.

         Wireless carriers must continuously upgrade their networks with new technologies and expand into new geographic regions in order to remain competitive and satisfy the demand for wireless service. Additionally, new carriers are entering the market as a result of deregulation, the issuance of new licenses and the demand for new services, fueling the development of new networks. Consequently, carriers are deploying new network equipment both in the U.S. and abroad. New technologies, such as broadband wireless, are helping to fuel demand for more advanced wireless equipment. Global revenues from the broadband market are expected to exceed $88 billion by 2007, according to the ARC Group (Feb. 2002). Worldwide 3G networks may cost up to $751 billion to build according to a study by Herschel Shosteck Associates (Jan. 2001).

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

         The SpectruCell platform is comprised of a base hardware platform and a software operating system that controls the hardware. The hardware portion of SpectruCell uses mainly commercial off the shelf components (COTS) with proprietary processing cards developed by Advanced Communications (Australia). The COTS hardware used is industry standard equipment and sourced from manufacturers worldwide.

         The software is expected to be designed to be upgraded without the need to upgrade the hardware. The types of software upgrade possible are the changing of protocols supported, new versions of the protocol software or custom applications may be installed and upgraded or removed. The analogy is very much like your home PC where you have hardware and software. If you would like to make your system more powerful you can choose to upgrade the hardware. It is up to the network operator to choose how much processing power they require in order to run their chosen software. The hardware itself is built upon industry standard platforms so that it can be easily scaled up or down by installing or removing processing cards. The CPCI chassis allows for the use of hot-swappable hardware allowing for the removal and upgrade of cards when required.

         THE SPECTRUCELL TECHNOLOGY

         The SpectruCell concept was originally conceived in the United States in an entirely different format and configuration to the current product design. The request to develop the SpectruCell Wireless Base Station concept was presented to the Royal Melbourne Institute of Technology University in the first quarter of 1998 for evaluation and development. The current technology for the SpectruCell Wireless Base Station unit has been developed entirely in Melbourne, Australia by Advanced Communications (Australia) in collaboration with the Department of Computer Systems Engineering at the Royal Melbourne Institute of Technology University.

         Advanced Communications (Australia) has developed and beta tested a wireless communication network technology that will be trademarked and marketed as "SpectruCell". Beta testing consists of sampling by the intended audience of a product and is conducted prior to commercial release. At this time, SpectruCell is not commercially available. Advanced Communications (Australia) is in discussions with U.S. based network providers to begin field tests of the product. Unlike existing communications networks, SpectruCell is being designed to support a wireless network architecture designed to process and transmit numerous communications protocols (AMPS, CDMA, TDMA, GSM, W-CDMA, UMTS, 3G, Voice IP, etc.), as well as wireless Internet applications, all within one network. We are in the process of developing these applications. Accordingly, we do not currently have applications capable of supporting all of these protocols or wireless frequencies. By utilizing the multiple protocol wireless base station, network providers are expected to be able to support substantially all current and future wireless frequencies with the same equipment on the same network through software upgrades.

         The SpectruCell architecture is being designed to provide a method of transmitting the entire base bank spectrum from the receiving Antenna/Cell to a centralized Mobile Telephone Switching Office (MTSO) for call processing and redistribution, rather than processing calls at the cell site. Until approximately three years ago almost all cellular transmissions were Analog. In the current cellular network environment, additional call processing hardware has to be added to each cell site (usually around 200+ cells per average network), for network operators to transmit evolving new digital protocols (CDMA, TDMA, GSM, W-CDMA, etc.) over their existing cellular networks.

         We believe that SpectruCell also has the capacity to dynamically assign channels and spectrum (i.e., call carrying capacity) to the cells requiring it most. In a sense, the cellular operator would possess a so-called "elastic capacity" at cells in the system. Since all voice channels would be centrally located at the switch instead of at the cell/antenna sites, individual voice channels and RF trunks can be distributed as needed to busy cell/antenna sites. Channels would be essentially "borrowed" from surrounding cells and used to support call traffic at the busier sites during call volume peaks. This is a distinct departure from present "honeycomb style" systems where each cellular network is dedicated to a single protocol and each cell has fixed call carrying capacity or bandwidth, that is limited by the number of voice channels installed at each cell site. In essence, the SpectruCell architecture provides a basis for a paradigm shift from the conventional telecommunications central office switching structure for evolving wireless networks.

         For carriers to support multiple protocols such as GSM and CDMA digital mobile phones, current wireless communications technology requires separate cell sites with separate equipment for each protocol carried. We believe that upon implementation, SpectruCell will allow carriers to maintain and utilize their existing networks within a modern network platform that will enable them to support evolving protocols. We also believe that by utilizing the SpectruCell multiple protocol wireless base station, network providers will be able to support current and in all probability future protocols with the same equipment on the same existing networks. Future protocols would be added to the network through software upgrades.

         Benefits of the SpectruCell network are expected to include:

         o   lower rollout cost due to the network being wireless;

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

         The SpectruCell technology can be thought of as a generic hardware running a common operating system allowing for the deployment of applications. As examples MS word, MS Excel etc. are applications running on an operating system independent of the type of hardware. In a SpectruCell sense, the applications are software modules that support cellular protocols (AMPS, GSM, CDMA, WCDMA, UMTS, etc.). SpectruCell is being designed as an open system, with a standard operating platform to an industry dominated by proprietary applications and interfaces.

         Some of the key applications of the SpectruCell Platform are:

         o SpectruCell is being designed as a new mobile communications wireless base station/switch built on a Software Defined Radio
             (SDR) platform.

         o A SpectruCell SDR base station is being designed to be able to simultaneously process and transmit multiple wireless communications protocols (AMPS, CDMA, TDMA, GSM, W-CDMA, UMTS, 3G, Voice IP, etc.), as well as wireless Internet applications, all within the one base station and network infrastructure.

         o SpectruCell is being designed as a publishable API (open architecture) so that network operators can write their own interfaces, and it is also software upgradeable so that additional protocols (UMTS, 3G, etc.) can be added to an existing SpectruCell base station by uploading another software module to the base station.

         o SpectruCell is being designed with a 25mhz front end capable of processing signals anywhere from 400 MHz to 2.9 GHz which covers all proposed 3G frequency ranges. It is also being designed to accept all backbones (wire, fiber, cable, microwave, satellite, etc.) SpectruCell's technology is expected to work in any country of the world using a variety of air interfaces such as GSM, CDMA, CDMA2000, WCDMA & UMTS. Its RF front end flexibility makes its attractive to areas of the world that have cluttered spectrum allocation for cellular systems such as found in the U.S. market.

         o Network operators are expected to be able to install a SpectruCell base station/switch into their existing 2G networks and it will process their existing customer base while at the same time providing an efficient migration path to 2.5G and 3G services with the addition of the appropriate SpectruCell software modules. And as an added benefit, the SpectruCell base station is being designed to process all protocols simultaneously over the same network infrastructure.

         o The SpectruCell system is patent pending with the first 3 of some 35 proposed patents filed in Australia.

         Several other applications that have been identified for potential deployment upon SpectruCell these include:

         |X| A  hardware   platform  for  3G  cellular  test   equipment   where
             SpectruCell's SDR based flexibility can be employed to allow for testing of varying 3G standards;

         |X| A hardware platform for high end military based signal  processing.
             SDR originated in the military and SpectruCell's ability to handle multiple communications standards is expected to make it desirable for test and development of advanced military communications' system, such as;

             o  Radar;

             o  Sonar;

             o  Military communications;

         |X| Aerial   communications   and  mobile   communications   platforms.
             SpectruCell is being designed such that it can be deployed aerially or in mobile situations in order to provide rapid and flexible coverage for a particular area;

         |X| A base development platform for new protocols and base station equipment from existing vendors (Nokia, Lucent, Siemens, Ericsson, etc.) and new third party developers; and

         |X| A 3G capable development platform for new technology vendors looking to enter the market with a head start.

PATENTS

         Advanced Communications (Australia) has filed these patent applications with the Australian patent office under the Patent Cooperation Treaty in connection with the SpectruCell technology and anticipates preparing and filing additional patents in fiscal 2002. Under this treaty, any patents issued provide patent protection in 111 member countries, including the United States. No patents have issued to date. Information regarding patents filed by Advanced Communications (Australia) is included in this filing because our company's success is highly dependent on the technology being developed by Advanced
Communications (Australia) and its ability to protect the technology from potential competitors through patents.

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

         We believe that using a network of SpectruCell base stations, network providers will have architecture that can be reconfigured to support the following:

         |X| Multiple protocols. The cell site's protocols can be added or removed. These are wireless protocols like AMPS, GSM, CDMA, W-CDMA, UMTS, 3G and new evolving standards;

         |X| Intelligent call routing. Calls can be routed centrally or in a distributed fashion to ease network congestion, allowing for more efficient use of network resources; and

         |X| Flexible  management  and billing  systems.  The open  architecture interfaces of SpectruCell allow for the provision of a more customer driven service that utilizes third party software applications.

         We also believe that existing network providers will have the ability to:

         |X| Upgrade their existing network to evolving new protocols without having to start again with a new network, maintaining the asset base of their old networks;

         |X| Gradually  and  seamlessly   replace  their  existing  mobile  base
             stations with SpectruCell base stations. In October 2001, Advanced Communications (Australia) demonstrated the completion of the first known two-way voice call on a SDR platform using the CDMAone (IS-95B) protocol. This involved the use of a standard Qualcomm handset and interaction with industry standard network emulation equipment provided by Alcatel;

         |X| Replace existing base stations with SpectruCell base stations, allowing network providers to rollout new services and protocols; and

         |X| Increase their current call capacity while still  maintaining their existing infrastructure. As the SpectruCell technology is software based, it provides the network operator with the ability to adjust network parameters in real time, as opposed to traditional hardware based technologies whose settings are fixed at the point of manufacture or must be updated manually and individually in the field. By utilizing SpectruCell's software defined radio capabilities, network operators are expected to be able to dynamically assign call carrying capacity between cells. In this instance, a carrier could assign capacity from underutilized cells to resource deficient cells, thereby increasing traffic handling capacity in that particular cell. By allowing the carrier to effectively increase the traffic handling capability of individual network cells, the carrier is expected to be able to address customer demand as and when it occurs. The carrier is also expected to be able to do this with existing infrastructure as SpectruCell has been designed to utilize existing antenna arrays and fiber optic links between cell sites and the central switching office.

COMPETITION

         We believe that the SpectruCell system will compete with traditional cellular telephone and other wireless communications technologies. However, we will have to differentiate our technology through cost savings in implementation and upgrades and through improved service.

         Some of the competitive advantages of the SpectruCell system are more efficient equipment utilization, reduced capital equipment costs and higher revenues from increased U.S. and foreign roaming, or multiple protocol, calls handled in domestic networks. If a network provider has implemented SpectruCell into their existing network infrastructure the ability for a customer to roam onto that network is directly related to whether or not that network provider decided to implement the relevant wireless protocol onto their existing infrastructure. So if one network provider deployed CDMA and GSM over its existing TDMA network through a SpectruCell base station, customers of other network providers would be able to roam the network covered by the SpectruCell base station. Consequently, the one network provider would bill the other providers for customers roaming onto its network, thereby offering greater coverage.

         Advanced Communications Technologies (Australia) Pty Ltd. has identified at least one competitor to the SpectruCell Technology. This competitor is Airnet (www.Airnet.com). We expect to face increasing competition as other telecommunications companies realize the advances of SDR and begin devoting more resources to developing SDR base technologies. Many of these companies have substantially greater resources than we do. These companies also have more experience than we do in obtaining government approval from the Federal Communications Commission and other agencies. We cannot be sure that we will be able to effectively compete with existing wireless network companies or that we will gain acceptance for the SpectruCell system.

SALES AND DISTRIBUTION

         We expect to have independent distribution and sales offices located in Los Angeles, New York City and Fort Lauderdale. Sales from these offices will be directed mainly to OEMs, Network Operators and telecommunication product manufacturers who are buying components to add to their own product or the SpectruCell Platform as a third party developer.

GOVERNMENT REGULATION

         Our proposed provision of wireless communications services is subject to substantial government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. These regulations require Advanced Communications (Australia) or our company to obtain regulatory approval from the Federal Communications Commission prior to the use of the SpectruCell product. At this time, we cannot estimate how long this process will take to complete or whether these efforts will be successful. The inability to obtain FCC approval would prevent us from deploying any wireless applications, which would be detrimental to our proposed business operations. Changes in existing policies or regulations in any state or by the Federal Communications Commission ("FCC") could have a material adverse effect on our financial condition or results of operations. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on our business or financial condition or results of operations. The use of SDR technology in the commercial area is subject to conditions specified by the FCC. The FCC has stated that it will allow for the deployment of SDR platforms and support the regulation of such equipment.

EMPLOYEES AND CONSULTANTS

         As of February 15, 2002, we have eight full time employees and consultants. None of our employees are covered by any collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive office is located at 880 Apollo Street, Suite 200, El Segundo, California 90245. We have a three-year lease for our office that expires on December 31, 2004. The monthly rent is $7,634 inclusive of the cost of monthly parking.

ITEM 3.  LEGAL PROCEEDINGS

         We are a defendant in number of lawsuits as described below. We do not believe that these matters will have a material adverse impact on our business.

         In NANCY J. NEEDHAM; EDMUND R. DUPONT ET AL V. ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., ET AL, an action filed July 2000 in the Fifteenth Judicial Circuit in the State of Florida, two former officers and directors of Advanced Communications are seeking damages and injunctive relief arising out of Advanced Communications' refusal to provide legal opinion letters and to take other actions necessary to allow the former officers to convert restricted stock into unrestricted stock under an exemption under Rule 144. The plaintiffs have not specified the amount of damages they are seeking. Advanced Communications has filed a counterclaim to rescind all of the Plaintiffs' stock for lack and/or failure of consideration and other damages. Advanced Communications believes that it has meritorious defenses to the suit and is vigorously defending the litigation. In October 2001, the Court denied summary judgment for the Plaintiffs.

         In ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., ET AL V. WORLD IP INCORPORATED, ET AL, an action filed in the Fifteenth Judicial Circuit in the State of Florida, Advanced Communications sued World IP Incorporated, its subsidiaries and shareholders (collectively, "World") for breach of the terms of a Stock Subscription and Purchase Agreement between the parties dated November 10, 1999. The parties entered into Settlement and Rescission Agreements, pursuant to which all transactions between the parties including the Stock Subscription and Purchase Agreement, the issuance of World stock to Advanced Communications and the issuance of 500,000 shares of Advanced Communications' stock to World's shareholders were rescinded effective November 10, 1999. Further, World's shareholders were issued 320,000 shares of Advanced
Communications' stock which will be registered pursuant to the Registration Statement currently on file with the Securities Exchange Commission. The lawsuit was dismissed by a Court order dated January 29, 2002.

         On April 24, 2002, Advanced Communications entered into a Settlement Agreement with the two remaining September 1999 Convertible Debenture holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, Advanced Communications is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued interest. Advanced Communications has the option, until July 23, 2002, to substitute cash in lieu of shares. On closing, Advanced Communications issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002 (See Note 7A ).

         On December 6, 2001, Mr. Roger May, as Chairman and Chief Executive Officer of Advanced Communications (Australia), sent a letter to Advanced Communications demanding full payment of all amounts due under the Stock Purchase Agreement between Advanced Communications and Advanced Communications (Australia) (the "STOCK PURCHASE AGREEMENT). This letter was dated six days after Mr. May was removed by the Board of Directors from all executive capacities including as President and Chief Executive Officer. Mr. May sent additional demand letters on December 11, 2001, and December 21, 2001. These demand letters threatened to exercise the rights granted to Advanced Communications (Australia) under its constitutional documents, which include exercising Advanced Communications (Australia)'s lien over the shares registered in the name of Advanced Communications or declaring that those shares be forfeited. Advanced Communications believes that it has fully met its obligation under the Stock Purchase Agreement, which states that payments are only required to be paid to Advanced Communications (Australia) from those funds remaining after deduction of reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries as determined by its Board of Directors. At this time, Advanced Communications does not have sufficient funds available to pay to Advanced Communications (Australia). On January 23, 2002, Advanced Communications filed suit against Advanced Communications (Australia) and Roger May in the Supreme Court of Victoria at Melbourne, Australia to protect its investment.

         On January 23,  2002,  the Court  issued an interim  order  effectively enjoining and prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or
disposing  of"  Advanced   Communications'  stock  in  Advanced   Communications

(Australia). Although the court order had already been extended twice, it was again extended by the court on February 20, 2002, until a final determination is made at trial. Advanced Communications (Australia) declined to contest the court orders sought by Advanced Communications. Advanced Communications (Australia) filed its Answer to the suit and the parties are currently conducting discovery of material documents.

         On March 15, 2002, Advanced Communications (Australia) issued a press release stating that EntrePort Corporation ("EntrePort"), an AMEX listed company, executed "definitive documents" whereby EntrePort would acquire a minority interest in Advanced Communications (Australia) and Advanced Communications (Australia) would purchase a majority interest in EntrePort. Further, on March 14, 2002, Advanced Communications (Australia) entered into an Acquisition Agreement with EntrePort (the "Acquisition Agreement") which stated that Advanced Communications (Australia) "now plans to locate and establish a base of operations in the United States for the continued development, marketing and distribution of the SpectruCell product in the USA and Canada. Such base of operations will involve the establishment of engineering facilities, research and development, sales, marketing and distribution." The Acquisition Agreement also stated that EntrePort's name would be changed to "Advanced Communications USA, Inc." Mr. May resigned from Advanced Communications' Board of Directors one day before entering into the Acquisition Agreement.

         Advanced Communications believes that the transaction with EntrePort as described in the Acquisition Agreement is inconsistent with the rights granted to it by Advanced Communications (Australia) in the License and Distribution Agreement dated July 5, 2000 pursuant to which Advanced Communications received the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. Advanced Communications therefore instructed its Australian lawyers to write to Advanced Communications (Australia) requesting an undertaking that it would not appoint EntrePort or any other person to market and distribute the SpectruCell technology in the exclusive territory in breach of the license agreement. Advanced Communications (Australia) refused to provide the undertaking sought by Advanced Communications and, accordingly, Advanced Communications applied to the Court for an order restraining Advanced Communications (Australia) from breaching the terms of the license agreement. On April 26, 2002, the Court issued an interim order on the following terms:

         "Until the determination of the plaintiff's [i.e., Advanced Communications'] summons filed on 23 April 2002 or further order, the first defendant [i.e., Advanced Communications (Australia)], whether by itself or by its officers, employees, agents, attorneys, or any of them or otherwise, be restrained from appointing or agreeing to appoint in any way whatsoever EntrePort Corporation or any other person to distribute, sell, offer to sell or supply or otherwise deal in or with the wireless or terrestrial multi-protocols communication network technology known as SpectruCell (`Product') (incorporating the software which enables the Product to perform to its specifications, consisting of a set of instructions or statements in machine readable medium, and any enhancement or modification of that software (`Software') and related hardware performing part of the base station controller which processes and transmits mobile communications protocols such as AMPS, CDMA, TDMA GSM, W-CDMA, UMTS, 3G & Voice IP) in the United States of America, the North American and South American Continents (`Exclusive Territory') without the prior written consent of the plaintiff."

         On May 7, 2002, Advanced Communications received a notice alleging a breach from Advanced Communications (Australia) stating that Advanced Communications had breached its obligation under the License Agreement. Advanced Communications believes that the notice of breach is without merit and it is taking the necessary legal actions to prevent Advanced Communications (Australia) from terminating its rights under the License Agreement.

         On May 8, 2002, the Court extended its April 26, 2002 order through May 14, 2002, further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach until May 14, 2002 when this matter will be heard by the Court.

         In STAR MULTI CARE SERVICES, INC. v. ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., an action filed September 18, 2000 in the Fifteenth Judicial Circuit in the State of Florida, Star Multi Care Services, Inc. ("Star") sued Advanced Communications for alleged breach of contract and the recovery of a break-up or termination fee in excess of $50,000 in conjunction with Advanced Communications' alleged failure to consummate a proposed merger with Star in January 2000. Advanced Communications believes that the suit is without basis and is vigorously defending the alleged claim.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no votes submitted during the fiscal year end.

         On September 11, 2001 a Special Meeting of Stockholders was held at our offices in Irvine, California. At this meeting, our stockholders authorized the following changes to our Articles of Incorporation:

         1. To increase our authorized shares of common stock from 100,000,000 shares to 200,000,000;

         2. To provide for a class of 25,000,000 shares of Preferred Stock which will have such terms as the Board of Directors shall determine from time to time; and

         3. To provide for indemnification of our officers, directors, employees and agents to the full extent permitted by law.

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

         The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                    HIGH BID          LOW BID
                                                    --------          -------

          2000
          Quarter Ended September 30, 1999             $ .72            $ .24
          Quarter Ended December 31, 1999               5.50              .31
          Quarter Ended March 31, 2000                  7.19             2.00
          Quarter Ended June 30, 2000                   2.62             1.03

          2001
          Quarter Ended September 30, 2000             $1.25            $ .56
          Quarter Ended December 31, 2000               1.19              .48
          Quarter Ended March 31, 2001                  1.03              .45
          Quarter Ended June 30, 2001                    .68              .27

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

RECENT SALES OF UNREGISTERED SECURITIES

         In January 2002, Advanced Communications entered into the Equity Line of Credit Agreement where Advanced Communications may, at its discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $30 million. The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. Cornell Capital Partners, L.P. will purchase the shares of common stock for a 9% discount to the lowest closing bid price of our common stock during the five trading days after an advance notice. In addition, Cornell Capital Partners is entitled to retain 3% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $740,000, payable in shares of its common stock. On January 28, 2002, we issued 2,960,000 shares of our restricted common stock to Cornell Capital Partners, LP with a market value of $740,000 as a commitment fee for the $30 million structured equity line facility. Cornell Capital Partners intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Additionally, Westrock Advisors, Inc. was paid a fee of 40,000 shares of Advanced Communications' common stock, which is equal to $10,000 at a closing bid of $0.25 on January 10, 2002 for acting as the placement agent.

         In January 2002, Advanced Communications entered into a Securities Purchase Agreement with Buyers (as listed in Schedule 1 of the Securities Purchase Agreement), where they shall issue and sell to Buyers up to One Million Dollars of convertible debentures Advanced Communications has outstanding convertible debentures with an original principal balance of $1,000,000. These debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.16 (i.e., 80% of the recent price of $0.20), then the holders of the convertible debentures would have received 7,812,500 shares of common stock. These convertible debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These convertible debentures have a term two years. At Advanced Communications' option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004.

         On January 22, 2002, our directors, excluding Mr. May and Roberts, pursuant to a January 4, 2002 Board of Directors Meeting, were each issued 200,000 shares for a total of 1,000,000 shares of our restricted common stock for services rendered to us as directors for the 2001 and 2002 fiscal years.

         During the quarter ended December 31, 2001, we issued 557,408 shares of our restricted common stock, of which 419,681 shares valued at $116,335 were issued in exchange for professional services and 137,727 shares were issued to our placement agent for placement fees in connection with the 504(d) private placement.

         During the quarter ended September 30, 2001, Advanced Communications issued 3,203,573 shares of its restricted common stock, of which 780,240 shares valued at $244,224 were issued in exchange for services and 1,190,000 shares valued at $357,001 were issued to various employees and vendors of Advanced Communications (Australia) in partial repayment of our note payable.

         As of  September  30,  2001 and  June 30,  2001,  $200,750  of  Secured
Convertible Debentures were outstanding. Advanced Communications is in default based on the April 1, 2000 due date and Advanced Communications is currently in litigation with these debenture holders. On April 24, 2002, Advanced Communications agreed to settle this matter by issuing a total of 8,500,000 shares of common stock over a 180-day period.

         During the year ended June 30, 2001, Advanced Communications issued 1,051,491 shares of common stock for services. The stock was valued based on the quoted trading price on the grant dates, which aggregated $328,870.

         During the quarter ending June 30, 2001, Advanced Communications issued 780,240 shares of restricted common stock for services. The stock was valued based on the quoted trading price on the grant dates, which aggregated $244,224.

         During the period of December 2000 to August 2001, pursuant to a private placement under Regulation D, Rule 506, Advanced Communications issued 3,060,600 shares of common stock and 3,060,000 warrants at $.30 per share. Advanced Communications received $1,168,180 from investors, which included $250,000 for stock not yet issued as of June 30, 2001 and $275,454 for warrants. Advanced Communications issued 250,000 shares of common stock, valued at $75,000, in payment of offering costs incurred. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering. The fair market value of the warrants, aggregating $275,454, was estimated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 49.84%, risk-free interest rate 4.22%, expected option life 2 years. To date, no warrants have been exercised.

         During the quarter ended September 30, 2001, we issued an additional 1,233,333 shares of restricted common stock for cash and warrants at $0.30 per share that were subscribed for prior to August 2001. On February 27, 2002, our Board of Directors approved a resolution to reprice the private placement offering from $0.30 per share to $0.20 per share. This repricing will result in the issuance of an additional 2,146,967 shares of common stock and warrants to the private placement investors. These additional shares are included in the number of shares that we are registering for these selling shareholders. The exercise price of the underlying warrants will remain at $0.30 per share.

         During December 2000, holders of $412,800 of convertible debentures elected to convert their notes into 1,803,545 of Advanced Communications' restricted common stock. Advanced Communications further reduced these bonds payable by offsetting a related bond receivable in the amount of $36,450.

         As of April 5, 2000, Advanced Communications had a non-interest bearing note payable to an affiliate of $7,500,000. The following schedule represents payments on such debt by issuance of restricted common stock to either the affiliate or creditors of the affiliate. Such transactions were recorded at the market price of the stock at date of issuance.

                                              SHARES OF
                                            COMMON STOCK
         DATE                                  ISSUED                 VALUE
         ------------------------------     --------------       -------------
         September 2000                        5,000,000       $   3,500,000
         October 2000(1)                         460,000             460,000
         June 2001                             1,137,000             567,100
         September 2001                        1,190,000             357,001
         December 2001
                                               ---------       -------------

                                               7,787,000       $   4,884,101
                                               =========       =============

(1)   This transaction resulted in a gain on extinguishment of debt of $23,000.

         In April 2000, Advanced Communications acquired 20% of the common stock of Advanced Communications (Australia). The purchase price of the investment amounted to $19,350,000, and was comprised of a note payable for $7,500,000 and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as goodwill.

         In April 2000, Advanced Communications' 20% interest in Advanced Communications (Australia) was accounted for using the equity method of accounting and was stated at the amortized cost of goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of Advanced Communications (Australia) was adjusted for the amortization of the goodwill, as discussed above. Amortization was computed on a straight-line basis over fifteen years. The amortization of goodwill charged to income for each of the three months ended September 30, 2001 and September 30, 2000 was $261,542.

         On September 30, 1999, Advanced Communications entered into secured convertible debentures purchase agreement with two companies, which were stockholders of Advanced Communications, whereby Advanced Communications sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, which were convertible into shares of Advanced Communications' Common Stock. In addition, on September 30, 1999, Advanced Communications issued another convertible debenture to an unrelated party in the amount of $150,000. The debentures were convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion was to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date. The convertible debentures contained a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $650,000, was recorded as an interest expense and a component of equity on the issuance date during the fiscal year ended June 30, 2000.

         MFI (as previously defined) was obligated to pay $150,000 to a company (the "Payee") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due to the Payee. However, a dispute arose as to whether the Payee authorized the issuance of the shares. The Payee filed a suit during December 1997 to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable at June 30, 2000 of $234,507. In June 2000, the parties agreed to settle the matter for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. Advanced Communications made a payment of $50,000 by June 30, 2000. The $150,000 remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by Advanced Communications. The revised obligation was to be paid by August 14, 2000. Advanced Communications defaulted on this revised payment obligation and a judgment against Advanced Communications was entered. In October 2000, Advanced Communications sold the 75,000 shares of stock realizing $41,802 which it remitted in partial repayment of its outstanding debt. As of June 30, 2001, Advanced Communications' remaining balance and accrued interest on this obligation was $118,530. An additional $4,206 of interest was accrued on this note and on October 19, 2001 Advanced Communications paid the obligation in full. On October 24, 2001 Advanced
Communications received notice from the court that its judgment has been satisfied.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Advanced Communications so as to make an informed investment decision. More specifically, Advanced Communications had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in Advanced Communications' securities.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                FOR THE YEARS ENDED JUNE 30,
                                                                    ----------------------------------------------------
                                                                           2001             2000              1999
                                                                          ------           ------             -----
Revenue                                                                   $ 50,000               $--               $--
Cost of Revenue                                                             57,310                --                --
Gross Profit (Loss)                                                         (7,310)               --                --
Operating Expenses                                                       3,334,581         4,635,186           673,274
Operating Profit (Loss)                                                 (3,341,891)       (4,635,186)         (673,274)
Other (Expense) Income/ Extraordinary Gain                             (16,390,675)         (475,241)              312
(Loss) Before Income Taxes                                             (19,732,566)       (5,110,427)         (672,692)
Provision for Income Taxes                                                      --                --                --
Net (Loss)                                                            $(19,732,566)      $(5,110,427)       $ (672,692)
Net (Loss) Per Share:
Basic and Diluted                                                           $ (.22)           $ (.07)           $ (.01)
Pro Forma Weighted Average Shares:
Basic and Dilutive                                                      87,976,428        76,750,291        60,619,676
                                                                    ==============      ============      ============


                                                                                FOR THE YEARS ENDED JUNE 30,
                                                                    ----------------------------------------------------
                                                                           2001             2000              1999
                                                                          ------           ------             -----
Cash and Cash Equivalents                                                    6,816          $ 36,979          $ 39,270
Working Capital                                                              6,816            36,979           412,770
Total Assets                                                             2,041,940        19,714,622           876,723
Total Debt                                                               4,611,702         9,007,570         1,231,002
(Deficiency)/Equity                                                     (2,569,762)       10,707,052          (354,279)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report.


YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

         The following summarizes our operations for both fiscal years:

                                                            FOR THE YEARS ENDED JUNE 30,
                                                             ---------------------------
                                                               2001              2000
                                                               -----             -----
Consolidated Statement of Operations Data:
Revenue                                                  $     50,000                --
Cost of Revenue                                                57,310                --
                                                         ------------      ------------
Gross Profit (Loss)                                            (7,310)               --
Selling, General and
Administrative Expenses                                     2,283,412         4,384,691
                                                         ------------      ------------
Operating Profit (Loss)                                    (2,290,722)       (4,384,691)
Loss from Investment Writedown                             (3,571,654)          (85,818)
Loss from Impairment of Goodwill                         (12,399,864)                --
Total Other (Expense) Income                                 (422,157)         (666,491)
Extraordinary Gain                                             23,000           277,068
                                                         ------------      ------------
(Loss) before Depreciation and Amortization               (18,681,397)       (4,859,932)
Depreciation and Amortization                              (1,051,169)         (250,495)
                                                         ------------      ------------
Net Income (Loss)                                         (19,732,566)       (5,110,427)
Earnings (Loss) per share                                       $(.22)            $(.07)

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

         Depreciation and amortization expense increased by $800,674 due to the full year amortization of goodwill associated with our investment in Advanced Communications (Australia).

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

         Other  income  (expense)  includes a  one-time  write-off  of  $425,000 attributable to the abandonment of our investment deposit for the proposed acquisition of the ORBCOMM assets and $192,474 of other income recognized in fiscal 2000 on the abandonment of certain accounts payable and accrued expenses of MFI. It also includes a $12,399,864 loss in fiscal 2001 on the write-down of Goodwill associated with our investment in Advanced Communications (Australia), as well as an increase of $3,485,836 in our share of a full year's loss from our equity ownership in Advanced Communications (Australia). The write-down in Advanced Communications (Australia) was based on management's evaluation of the business prospects, which were necessitated by FASB 121 ("Accounting for Impairment of Long Lived Assets") and APB 18 ("The Equity Method of Accounting for Investments in Common Stock"). Such pronouncements require the annual evaluation of long-lived assets for impairment. Advanced Communications (Australia) has been in the development stage since inception, and has not made sales. Based on these factors, management believed that the carrying value of the good will in the investment should be reduced to $2,000,000, resulting in a $12,399,864 write-down of goodwill.

         EXTRAORDINARY GAIN

         Extraordinary gain for the fiscal year ended June 30, 2001 included a $23,000 gain on the issuance of our restricted common stock to vendors of Advanced Communications (Australia) in excess of the then current market value. In fiscal 2000, we realized extraordinary gains of $242,561 on the extinguishments of prior shareholder loans in exchange for 600,000 of our restricted common stock, and $34,507 on the settlement of the Grassland loan payable. The prior shareholders were not shareholders of Advanced Communications at the time these loans were forgiven.

YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

         REVENUE

         We realized no revenue during either the fiscal year ended June 30, 2000 or the year ended June 30, 1999. We are a party to a license and distribution agreement with Advanced Communications (Australia) which grants us the right to license and sell the SpectruCell product being developed by our affiliate. Such product was still in the development stage as of June 30, 2000. We have also developed a wholesale telecommunications network for service into Pakistan which was not fully operational as of June 30, 2000.

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

         Other income (expense) includes a ($85,818) loss (expressed in U.S. dollars) from our investment in Advanced Communications (Australia) for the period April 5, 2000 through June 30, 2000, as determined under the equity method of accounting. In addition, $192,474 of other income was recognized on the abandonment of certain accounts payable and accrued expenses of MFI.

         EXTRAORDINARY GAINS (LOSSES)

         Extraordinary Gains (Losses) include $242,561 of gain on the extinguishments of prior shareholder loans in exchange for 600,000 of our restricted common stock and a gain of $34,507 on settlement of the Grassland loan payable. We realized no extraordinary gain or loss in the fiscal year ended June 30, 1999. The prior shareholders were not shareholders of Advanced Communications at the time these loans were forgiven.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through the sale of common stock and convertible debentures and from unsecured loans from our major shareholder. We have raised approximately $2,900,000 before offering costs through the sale of these securities and have borrowed $992,736 from Roger May, a former officer and director of our company and a significant shareholder. These loans are non-interest bearing and are unsecured.

         At June 30, 2001, our cash and cash equivalents balance was $6,816, a decrease of $23,338 from the balance of $30,154 at June 30, 2000. During the year ended June 30, 2001, cash provided by (used in) operations and investing activities amounted to ($1,479,999) and $256,019, respectively. Cash provided by financing activities during the year ended June 30, 2001 amounted to $1,712,680 and consisted of loans from Roger May, a former officer and director of our company and a significant shareholder and the sale of securities in private offerings. We had a working capital deficiency in the amount of ($2,431,719) for the year ended June 30, 2001.

         On August 14, 2001, we filed a S-1 Registration Statement to register 37,500,000 of our shares in connection with our proposed $12,000,000 equity line credit facility with Ladenburg Thalmann & Co., Inc. and Wanquay Limited. Based on comments received by the SEC relating to the terms and conditions of the proposed equity line and on advice of counsel, on November 30, 2001, we withdrew the Registration Statement with the SEC. Advanced Communications intends to terminate this equity line of credit facility.

         On December 13, 2001, we entered into a 90-day $325,000 Promissory Note (the "Note") with Cornell Capital Partners, LP. The Note had an interest rate of 12% and was secured by a Guaranty and Pledge Agreement executed by Messrs. Danson, Lichtman and Prouty. We realized $269,000 of net proceeds after financing costs and legal fees. The Note was repaid on January 14, 2002 with proceeds from Advanced Communications' $1 million Convertible Debentures.

         On January 10, 2002, we executed various financing agreements with Cornell Capital Partners, LP ("Cornell"), a New Jersey-based hedge fund whereby Cornell and certain other investors purchased from us $1 million of two-year Convertible Debentures and Cornell entered into a $30 million structured equity facility. Pursuant to the Convertible Debenture financing, we received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety-day note. Under the terms of the $30 million structured equity facility, we have the right to require Cornell to make monthly purchases of up to $2 million of our stock on a discounted basis.

         Our anticipated cash needs over the next 12 months consist of general working capital needs of $1,200,000, plus the repayment of outstanding indebtedness of $2,671,773. These obligations include outstanding secured convertible debentures in an amount of $200,750 that are subject of a pending lawsuit brought by the lenders, as well as accounts payable and accrued expenses of $847,737, accrued compensation of $566,550 and a loan payable to a shareholder of $992,736.

         In addition, our company has a note payable to Advanced Communications (Australia) of $1,791,166 at December 31, 2001.

         We anticipate that our cash needs over the next 12 months will come primarily from the sale of securities or loans, including the Equity Line of Credit. Pursuant to the Equity Line of Credit, we may periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $30 million. The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. Cornell Capital Partners, L.P. will purchase the shares of common stock for a 9% discount to the lowest closing bid price of our common stock during the five trading days after an advance notice. In addition, Cornell Capital Partners may retain 3% of each advance under the Equity Line of Credit. Cornell Capital Partners intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Except for the Equity Line of Credit, we have no commitments for capital.

         Our ability to draw upon the Equity Line of Credit is conditioned upon our company registering with the SEC the shares of common stock to be issued under the Equity Line of Credit.

         On September 30, 1999, Advanced Communications entered into secured convertible debentures purchase agreement with two companies, which were stockholders of Advanced Communications, whereby Advanced Communications sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, which were convertible into shares of Advanced Communications' Common Stock. In addition, on September 30, 1999, Advanced Communications issued another convertible debenture to an unrelated party in the amount of $150,000. The debentures were convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion was to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date.

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

         During December 2000, holders of $412,800 of convertible debentures elected to convert their notes into 1,803,545 of Advanced Communications' restricted common stock. Advanced Communications further reduced these bonds payable by offsetting a related bond receivable in the amount of $36,450.

         As of December 31, 2001 and June 30, 2001, $200,750 of Secured Convertible Debentures was outstanding. Advanced Communications is in default based on the April 1, 2000 due date. The holders of these debentures are AJW Partners, LLC, New Millennium Capital Partners II, LLC and Bank Insinger de Beaufort, N.V. These debentures were convertible, at the holder's option, into shares of common stock at a conversion price equal to 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date. These debentures had been the subject of litigation pending in the Federal Court for the Eastern District of New York. On April 24, 2002, this matter was settled. Pursuant to the terms of the settlement, we will issue a total of 8,500,000 shares of common stock to the two debenture holders over a 180 day period.

         During December 1997, MFI, Advanced Communications' former name, issued 75,000 of its common shares to settle the amounts due, which was $150,000 to a company (the "Payee") pursuant to a convertible promissory note (the "Grassland Note"). However, a dispute arose as to whether the Payee authorized the issuance of the shares. The Payee filed a suit during December 1997 to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable at June 30, 2000 of $234,507. In June 2000, the parties agreed to settle the matter for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. Advanced Communications made a payment of $50,000 by June 30, 2000. The $150,000 remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by Advanced Communications. The revised obligation was to be paid by August 14, 2000. Advanced Communications defaulted on this revised payment obligation and a judgment against Advanced Communications was entered. In October 2000, Advanced Communications sold the 75,000 shares of stock realizing $41,802 which it remitted in partial repayment of its outstanding debt. As of June 30, 2001, Advanced Communications' remaining balance and accrued interest on this obligation was $118,530. An additional $4,206 of interest was accrued on this note and on October 19, 2001 Advanced Communications paid the obligation in full. On October 24, 2001, the court issued its notice of satisfaction and release.

         Advanced Communications had a non-interest bearing note payable to an affiliate of $7,500,000 as of April 5, 2000. The following schedule represents payments on such debt by issuance of restricted common stock to either the affiliate or creditors of the affiliate. Such transactions were recorded at the market price of the stock at date of issuance.

                                 SHARES OF COMMON
         DATE                       STOCK ISSUED         VALUE
         ----------------------  -----------------     ----------
         September 2000             5,000,000        $  3,500,000
         October 2000(1)              460,000             460,000
         June 2001                  1,137,000             567,100
         September 2001             1,190,000             357,001
                                 -----------------     ----------
                                    7,787,000        $  4,884,101
                                 =================     ==========

(1)  This transaction resulted in a gain on extinguishment of debt of $23,000.

         During the year ended June 30, 2001 Advanced Communications repaid an aggregate of $247,608 of the obligation in cash. During the three-month period ended September 2001, Advanced Communications repaid $25,000 of the obligation in cash. No payments on the note were made during the three months ended December 31, 2001.

         Pursuant to the terms of the April 5, 2000 Stock Purchase Agreement between Advanced Communications and Advanced Communications (Australia), Advanced Communications has elected to reduce its outstanding loan balance by $552,125 for funds previously advanced to Advanced Communications (Australia).

         As of December 31, 2001, the balance of Advanced Communications' obligation to Advanced Communications (Australia) was $1,791,166. Advanced Communications is currently in litigation with Advanced Communications (Australia) regarding the timing for the repayment of Advanced Communications' obligation.

         As of December 31, 2001, Advanced Communications owed Roger May, a former officer and director of our company and a significant shareholder, $992,736 for funds advanced to Advanced Communications to provide working capital and for the repayment of certain of Advanced Communications' obligations. This loan is non-interest bearing and unsecured. This loan does not have a scheduled date of repayment.

         On December 13, 2001 Advanced Communications entered into a 90-day $325,000 Promissory Note (the "Note") with Cornell Capital Partners, LP. The Note had an interest rate of 12% and was secured by a Guaranty and Pledge Agreement executed by Messrs. Danson, Lichtman and Prouty. Advanced Communications realized $269,000 of net proceeds after financing costs and legal fees. The Note was repaid on January 14, 2002 with proceeds from Advanced Communications' $1 million Convertible Debenture.

         During the period of December 2000 to August 2001, pursuant to a private placement under Regulation D, Rule 506, Advanced Communications issued 3,060,600 shares of common stock and 3,060,000 warrants at $.30 per share. Advanced Communications received $1,168,180 from investors, which included $250,000 for stock not yet issued as of June 30, 2001 and $275,454 for warrants.

         Advanced Communications issued 250,000 shares of common stock, valued at $75,000, in payment of offering costs incurred. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs of the offering.

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

         During the three months ended September 30, 2001, Advanced Communications received the balance of the offering proceeds and issued an additional 1,233,333 shares of its restricted common stock and associated warrants.

         On February 27, 2002, our Board of Directors approved a resolution to reprice the private placement offering from $0.30 per share to $0.20 per share. This repricing will result in the issuance of an additional 2,146,967 shares of common stock and warrants to the private placement investors. These additional shares are included in the number of shares that we are registering for these selling shareholders. The exercise price of the underlying warrants will remain at $0.30 per share.

         During the three months ended December 31, 2001, Advanced Communications issued 137,727 shares of common stock, valued at $41,318 in payment of offering costs incurred. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering.

We believe that the financings described above will provide us with sufficient capital to meet our immediate and long term capital needs with respect to our plans to purchase the worldwide rights to SpectruCell from Advanced Communications (Australia), distribute and market SpectruCell throughout the U.S. and other world markets as well as implement other acquisition and growth strategies in the communications industry.

ACQUISITIONS

         None.

SUBSEQUENT EVENTS

         On August 29, 2001 we issued in the aggregate, 3,203,573 shares of our restricted common stock to the following parties: 1,233,333 to purchasers in connection with our Reg. D Section 506 private placement, 780,240 to professionals for legal and other services provided to us and 1,190,000 to employees and vendors of Advanced Communications (Australia) in partial repayment of our note payable. All restricted shares were issued at $.30 per share.

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

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements of Advanced Communications are submitted as a separate section of this Form 10-KSB on pages F-1 through F-19. In addition, because Advanced Communications (Australia)'s financial results and operations are an integral part of our business, we have included the audited consolidated financial statements of our affiliate as Exhibit 11 to our Form 10-KSB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING

         None.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

    Our directors and officers are as follows:

     NAME AND ADDRESS                AGE      POSITION
     ----------------------------  --------   ----------------------------------

     Wayne I. Danson                  48      President, Chief Financial Officer
     420 Lexington Ave.                       and Director
     New York, NY 10170

     Jonathan J. Lichtman             49      Director
     4800 N. Federal Hwy
     Boca Raton, FL 33431

     Dr. Michael Finch                53      Director
     37 Walnut Street
     Wellesley, MA 02481

     Randall Prouty                   49      Chairman of the Board of Directors
     19200 Von Karman Ave.
     Irvine, CA 92612

     Wilbank J. Roche                 50      Director
     2530 Wilshire Blvd.
     Santa Monica, CA 90403

         The directors named above will serve until the next annual meeting of our shareholders or until their successors shall be elected and accept their positions. Mr. Danson is party to a written consulting agreement that entitles him to $10,000 per month for the period September 1, 2000 through August 31, 2001 and, as extended orally, to December 31, 2001. Mr. Danson is reimbursed for reasonable out-of-pocket expenses relating to their activities for Advanced Communications.

         Our directors are not compensated for their services as a director of Advanced Communications, but are reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director.

         WAYNE I. DANSON, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Danson has served as Advanced Communications's Chief Financial Officer since December 1, 1999, and President since April 30, 2002, and was appointed a Director on January 3, 2000. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC from August 1996 to April 1999 Mr. Danson was co-head of and Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to joining PricewaterhouseCoopers, from 1988 through 1995 Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in

Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

         JONATHAN J. LICHTMAN, DIRECTOR. Mr. Lichtman was appointed a Director of Advanced Communications on November 9, 1999 and is currently a partner with the Boca Raton law firm of Levinson & Lichtman, LLP, where he specializes in structuring corporate and partnership transactions including real estate syndications. Mr. Lichtman is also currently a general partner of several real estate partnerships in New York, North Carolina and Florida. Prior to forming Levinson and Lichtman LLP, from 1988 to 1998, Mr. Lichtman was an attorney with English, McCaughan and O'Bryan, PA, where he performed legal work for domestic and international clients as well as real estate partnerships and development. Mr. Lichtman obtained his J.D. degree, cum laude, from Syracuse University College of Law and his LLM degree in taxation from the University of Miami School of Law. He is also a certified public accountant and is licensed to practice law in Florida and New York.

         DR. MICHAEL FINCH, DIRECTOR. Dr. Finch was appointed a Director of Advanced Communications on March 10, 1997 and since 1998, has been Chief Technology Officer of New Media Solutions, responsible for the conception, planning, creation, execution and deployment of all software products and projects. For the four years before that, he was employed by Media Forum (first in the UK, and then in the US) as Director of Product Development. He was responsible for developing and implementing Media Forum's software capabilities and strategy, managing technical and complex software projects for high-end clients, and pre-sales demonstrations to clients of Media Forum's software stance and expertise. From 1983 to 1993 Dr. Finch was a Financial Software
Engineer, who designed, wrote and implemented sophisticated real-time computer programs for trading Financial Instruments and Commodities on the Chicago and New York Futures exchanges. Prior to 1983 Dr. Finch was a research scientist and mathematician, with an academic career at four UK universities. He obtained a Doctorate of Mathematics at Sussex University for original research into Einstein's Theory of General Relativity and its application to Neutron Stars. He lectured at Queen Mary's College London on advanced mathematics.

         RANDALL PROUTY, DIRECTOR. Mr. Prouty, a co-founder of Advanced Communications and Director since March 10, 1997, since May 1999 has been the President and CEO of World Associates, Inc., a publicly traded development stage company. He is also the sole owner of Bristol Capital, Inc. (successor to Bristol Realty Corp.) from 1984 to present, a firm active in consulting and business development work for companies seeking access to capital markets, and through which he is incubating other e-business ventures. Mr. Prouty is a licensed real estate and mortgage broker in the State of Florida and is considered an expert in real estate finance. His technical background includes being a qualified webmaster and developing e-businesses on the web.

         WILBANK J. ROCHE, DIRECTOR. Mr. Roche was appointed a Director of Advanced Communications on March 25, 1999 and is currently a principal with the law firm of Roche & Holt in Santa Monica, California. Mr. Roche was an honors graduate from the University of California in 1976 as well as from Loyola
University  School  of  Law,  Los  Angeles,  in  1979.  He was  admitted  to the
California State Bar in 1979 and has been practicing law actively since that time. Mr. Roche worked for law firms in the Los Angeles area from 1976 to 1983, when he opened his own office. In 1985, he formed Roche & Holt. Mr. Roche's law practice has revolved largely around representing small businesses and their owners. In that regard, he has provided legal services in connection with the formation, purchase, sale, and dissolution of numerous entities, as well as in connection with their on-going operations. In the past several years, he has devoted substantial time to clients in the telecommunications business.

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

RESIGNATIONS

         Effective March 14, 2002, Roger May and Allen Roberts resigned from our company's Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows all cash compensation accrued and/or paid by Advanced Communications, as well as certain other compensation paid or accrued, for the fiscal years ended June 30, 2001 and 2000. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $50,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

                                        ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                                                                  AWARDS         PAYOUTS
                                                               OTHER       RESTRICTED
                                                              ANNUAL         STOCK       OPTIONS/  LTIP     ALL OTHER
NAME AND                             SALARY      BONUS     COMPENSATION     AWARD(S)      SARS   PAYOUTS  COMPENSATION
PRINCIPAL POSITION        YEAR         ($)        ($)           ($)           ($)         (#)      ($)         ($)
Roger May, CEO             2001  $197,500(1)     $50,000         --               --       --       --            --
CEO                        2000  $120,000(1)          --         --               --       --       --            --

Wayne I. Danson,           2001  $235,931(2)          --         --         $167,500       --       --            --
CFO                        2000  $ 50,000(3)          --         --         $223,400(4)    --       --            --


(1)  Accrued and unpaid compensation. No cash was received by Mr. May during the fiscal years ended June 30, 2001 and
     2000. Mr. May's  compensation  for fiscal 2001 includes a $50,000 cash bonus which remains unpaid as of June 30,
     2001. Mr. May left Advanced Communications on November 30, 2001.


(2)  Represents the value of accrued fees and  stock-based  compensation  earned by Mr. Danson during the fiscal year ended June 30, 2001.  Stock-based  compensation  amounted to $167,500.  Of accrued consulting fees earned in the amount  of  $235,931,  only  $23,105  was  paid in cash to Mr.  Danson.  The  balance  of Mr.  Danson's  accrued compensation  remains unpaid as of June 30, 2001. In August 2001, Mr. Danson agreed to receive 500,000 shares of our restricted common stock in lieu of $150,000 of unpaid consulting fees.

(3)  Mr.  Danson  became  Chief  Financial  Officer of  Advanced  Communications  on December 1, 1999 and such amount reflects the cash  compensation  (exclusive of reimbursement of expenses) paid to him during the period December
     1, 1999 to June 30, 2000.

         Advanced Communications has no deferred compensation, stock options, SAR or other bonus arrangements for its employees and/or directors. During the fiscal year ended June 30, 2001, all decisions concerning executive compensation were made by the Board of Directors and effective May 15, 2001 by our compensation committee. Our compensation committee will be reviewing the propriety of establishing various stock option and SAR Grant programs for the benefit of our executive employees during the fiscal year ending June 30, 2002.

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

         Unless otherwise indicated, the address for each person or entity named below is c/o Advanced Communications Technologies, Inc., 880 Apollo Street, Suite 200, El Segundo, CA 90245.

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

                                                                      NUMBER OF
                                                                        SHARES
                                                                     BENEFICIALLY              PERCENTAGE OF
                                                                        OWNED                SHARES OUTSTANDING
                                                                   ----------------         --------------------
                   Roger May                                           24,482,000   (1)(2)        25.1%
                   Nancy Needham                                       11,958,801   (3)*          12.2%
                   R.H. Du Pont                                         6,200,383   (4)*           6.4%
                   Wayne Danson                                           974,316   (5)            1.0%
                   Jonathan J. Lichtman                                 1,047,500   (6)            1.1%
                   Dr. Michael Finch                                      100,000   **
                   Randall Prouty                                         774,500   **
                   Wilbank J. Roche                                        50,000   **
                   Allen Roberts                                          100,000   (7)**
                   All Officers and Directors as a Group               27,528,316                 28.2%

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


(6)   Excludes 160,000 shares  beneficially owned through various family trusts because Mr. Lichtman does not have voting or investment making decision over the shares held by the trusts. Mr. Lichtman  disclaims  beneficial ownership of these shares.


(7)   All shares are indirectly held by a Family Trust.

*     We are disputing the ownership of these shares.  In July 2000, these  shareholders  filed a suit against our company for failing to provide an opinion  regarding  the sale of these  shares  under Rule 144  promulgated under the 1933 Securities Act. Our company filed a counterclaim  seeking to rescind these shares for lack of consideration and other reasons. These shareholders were former officers and directors of our company.

**    Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. May, an officer and director of our company until November 30, 2001 and March 14, 2002, respectively, and a principal shareholder, through a family trust established in Australia by the May family, indirectly owns a 70% interest in Advanced Communications (Australia), Advanced Communications Technology (Australia) Pty Ltd. We own 20% of the common stock of Advanced Communications Technology (Australia) Pty Ltd. There are no agreements or understandings with Advanced Communications (Australia) regarding future loans or advances.

         During the year, we repaid $5,326,833 of our obligation to Advanced Communications (Australia), Advanced Communications Technology (Australia) Pty Ltd., in part by the issuance of 6,597,000 shares of restricted common stock having a value of $4,527,100. The balance of our repayments was in the form of cash and the offset of previous funds advanced to Advanced Communications (Australia).

         In the year ended June 30, 2001, our company owed Global Communications Technologies, Ltd., an entity owned by Mr. May, an officer and director of our company until November 30, 2001 and March 14, 2002, respectively, and a principal shareholder, a total of $796,000. Our obligation to Global Communications Technologies, Ltd. is non-interest bearing, unsecured and is due on demand. During the fiscal year ended June 30, 2000, we were indebted to Global Communications Technologies, Ltd. for $251,500 for advances made. There are no agreements or understandings with Global Communications regarding future loans or advances. In addition, Mr. May has deferred receiving his annual compensation and is owed $479,050 and $231,550 in accrued and unpaid compensation as of June 30, 2001 and 2000, respectively. The deferred compensation does not accrue interest and has no scheduled due date.

         Effective July 1, 2000, Advanced Communications and Mr. May, an officer of our company until November 30, 2001 and a director of our company until March 14, 2002 and a principal shareholder, entered into a revised oral employment agreement that provides for Mr. May to receive $15,000 per month in compensation and a special bonus of $50,000. Effective December 1, 2001, our Board of Directors granted Mr. May an increase in salary to $17,500 per month.

On September 1, 2000, Mr. Danson entered into a one-year consulting agreement with Advanced Communications for the period September 1, 2000 through August 31, 2001. Under the terms of the consulting agreement, Mr. Danson will receive $10,000 per month in cash and $10,000 per month in stock for his services. Mr. Danson's agreement expired on August 31, 2001 and has been extended orally by us through December 31, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)    Financial Statements:

                (i)   Registrant.

                (ii) Advanced Communications Technology (Australia) PTY, LTD and Controlled Entities.

         (b)    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

EXHIBIT NO.       DESCRIPTION                                              LOCATION
-------------
1.1               Exchange Agreement between MRC Legal Services            Incorporated by reference to Exhibit 1.1 to
                  Corporation and Advanced Communications Technologies,    Company's Form 8-K filed on February 4, 2000
                  Inc. dated as of January 31, 2000

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

2.6               Bylaws, as currently in effect                           Incorporated by reference to Exhibit 3.2 to
                                                                           Form S-1 Registration Statement filed on
                                                                           August 14, 2001

2.7               Fourth Amendment to Articles of Incorporation            Incorporated by reference to Exhibit 2.7 to
                                                                           the Form SB-2 filed with the SEC on March 5,
                                                                           2002


10.1              Lease Agreement dated as of November 27, 2001 between    Incorporated by reference to Exhibit 10.1 to
                  the Company and Continental Development, L.P. II         the Form SB-2 filed with the SEC on March 5,
                                                                           2002

10.2              Stock Purchase Agreement between Advanced                Incorporated by reference to Exhibit 10.2 to
                  Communications Technologies, Inc. and Advanced           the Form S-1 Registration Statement filed on
                  Communications Technologies (Australia) Pty Ltd.         August 14, 2001

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

10.11             Transfer Agent Instructions                              Incorporated by reference to Exhibit 10.11 to
                                                                           the Company's Form 10-QSB filed on February
                                                                           12, 2002

10.12             Escrow Agreement dated January 10, 2002, by and among    Incorporated by reference to Exhibit 10.12 to
                  Advanced Communications Technologies, Inc., Buyers and   the Company's Form 10-QSB filed on February
                  First Union National Bank                                12, 2002

10.13             Equity Line of Credit Agreement dated January 10,        Incorporated by reference to Exhibit 10.13 to
                  2002, by and between Cornell Capital Partners, LP and    the Company's Form 10-QSB filed on February
                  Advanced Communications Technologies, Inc.               12, 2002

10.14             Registration Rights Agreement dated January 10, 2002,    Incorporated by reference to Exhibit 10.14 to
                  by and between Advanced Communications Technologies,     the Company's Form 10-QSB filed on February
                  Inc.                                                     12, 2002


10.15             Placement Agent Agreement dated January 10, 2002, by     Incorporated by reference to Exhibit 10.15 to
                  and between Advanced Communications Technologies, Inc.   the Company's Form 10-QSB filed on February
                  and Westrock Advisors, Inc.                              12, 2002

10.16             Escrow Agreement dated January 10, 2002, by and among    Incorporated by reference to Exhibit 10.16 to
                  Advanced Communications Technologies, Inc., Cornell      the Company's Form 10-QSB filed on February
                  Capital Partners, LP, Butler Gonzalez LLP and First      12, 2002
                  Union National Bank

10.17             License and Distribution Agreement dated as of July 5,   Provided herewith.
                  2002, between Advanced Communications Technologies,
                  Inc. and Advanced Communications Technologies
                  (Australia) Pty. Ltd.

11.0              Audited Consolidated Financial Statements for Advanced   Incorporated by reference to Exhibit 11.0 to
                  Communications Technology (Australia) PTY Ltd. and       the Company's Form 10-KSB filed on October 30,
                  controlled entities                                      2001

         (ii)     Reports on Form 8-K.

                  None.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.


                                     By: /s/  Wayne I. Danson
                                        -----------------------------
                                     Name:    Wayne I. Danson
                                     Title:   President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                                                    DATE
---------                                     -----                                                    ----


/s/ Wayne I. Danson
----------------------------------
Wayne I. Danson                               President (Principal Executive Officer), Chief           May 22, 2002
                                              Financial Officer (Principal Accounting Officer)
                                              and Director


/s/ Jonathan Lichtman
----------------------------------
Jonathan Lichtman                             Secretary and Director                                   May 22, 2002


/s/ Randall Prouty
----------------------------------
Randall Prouty                                Director and Chairman of the Board                       May 22, 2002


/s/ Michael Finch
-----------------------------------
Michael Finch                                 Director                                                 May 22, 2002


/s/ Wilbank Roche
------------------------------------
Wilbank Roche                                 Director                                                 May 22, 2002


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

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
October 19, 2001

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001

                                     ASSETS

CURRENT ASSETS
   Cash                                                                  6,816
Prepaid expenses                                                        10,000
                                                                  ------------
           Total Current Assets                                         16,816

PROPERTY AND EQUIPMENT - NET                                            19,599
OTHER ASSETS                                                         2,005,525
                                                                  ------------
TOTAL ASSETS                                                       $ 2,041,940
                                                                  ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                              $     844,205
   Accrued compensation                                                479,050
   Note payable                                                        118,530
   Loan payable to shareholder                                         796,000
   Convertible debentures                                              200,750
                                                                  ------------
           Total Current Liabilities                                 2,438,535

LONG-TERM LIABILITIES
   Note payable to affiliate                                         2,173,167
                                                                  ------------
TOTAL LIABILITIES                                                    4,611,702
                                                                  ------------
STOCKHOLDERS' DEFICIENCY
   Common stock, no par value, 100,000,000 shares
       authorized, 94,489,916 shares issued and
       outstanding                                                  22,696,193
   Common stock to be issued, 833,333 shares                           250,000
   Accumulated deficit                                             (25,515,955)
                                                                  ------------
           Total Stockholders' Deficiency                           (2,569,762)
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $ 2,041,940
                                                                  ============


          See accompanying notes to consolidated financial statements.

                 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30 2001 AND 2000

                                                                  2001             2000
                                                             --------------     -------------
REVENUES                                                    $        50,000   $            --
COST OF REVENUES                                                    (57,310)               --
                                                              -------------     -------------
GROSS PROFIT (LOSS)                                                  (7,310)               --
                                                              -------------     -------------
OPERATING EXPENSES
   Consulting fees                                                  567,625           563,543
   Depreciation and amortization                                  1,051,169           250,495
   Professional fees                                              1,214,739         3,409,038
   Other selling, general, administrative expenses                  501,048           412,110
                                                              -------------     -------------
              Total Operating Expenses                            3,334,581         4,635,186
                                                              -------------     -------------
LOSS FROM OPERATIONS                                             (3,341,891)       (4,635,186)
                                                              -------------     -------------
OTHER INCOME (EXPENSE)
   Interest income (expense)                                        (10,332)         (739,040)
   Loss from investment                                          (3,571,654)          (85,818)
   Loss from impairment of goodwill                             (12,399,864)               --
   Loss on investment acquisition deposit                          (425,000)               --
   Realized loss on decline in marketable securities                 (6,825)         (119,925)
   Other income                                                          --           192,474
                                                              -------------     -------------
              Total Other Income (Expense)                      (16,413,675)         (752,309)
                                                              -------------     -------------
LOSS BEFORE EXTRAORDINARY GAIN                                  (19,755,566)       (5,387,495)
EXTRAORDINARY GAIN
   Gains on extinguishment of debt                                   23,000           277,068
                                                              -------------     -------------
NET LOSS                                                       $(19,732,566)   $   (5,110,427)
                                                              =============     =============
Net loss per share-- basic and diluted                               $(0.22)           $(0.07)
                                                              =============     =============
Weighted average number of shares outstanding
   during the period-- basic and diluted                         87,976,428        76,750,291
                                                              =============     =============

                 See accompanying notes to consolidated financial statements.

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                            FOR THE YEARS ENDED TO JUNE 30, 2001 AND 2000

                                                                                           ACCUMULATED
                                                       COMMON STOCK                           OTHER         COMMON
                                COMMON STOCK           TO BE ISSUED          ACCUMULATED   COMPREHENSIVE    STOCK
                            SHARES     AMOUNT        SHARES     AMOUNT         DEFICIT         LOSS        ADVANCES        TOTAL
                           ---------  -----------   -------    --------      -----------      -------       -------      ----------
Balance, June  30, 1999   73,312,280  $   416,183        --   $      --      $(672,962)      $(97,500)    $      --    $  (354,279)
Stock issued for
   services                2,585,000    3,384,358        --          --              --            --            --      3,384,358
Stock issued for
   office furniture           30,000        9,900        --          --              --            --            --          9,900
Stock issued for
   extinguishment
   of debt                   600,000      180,000        --          --              --            --            --        180,000
Stock issued for
   acquisitions            5,700,000   12,225,000        --          --              --            --            --     12,225,000
Change in unrealized
   loss on securities
   available  for sale            --           --        --          --              --        97,500            --         97,500
Interest on beneficial
   conversion of
   debentures                     --      650,000        --          --              --            --            --        650,000
Common stock advances             --           --        --          --              --            --      (375,000)      (375,000)
Net loss for  the year
   ended June 30, 2000            --           --        --          --      (5,110,427)           --            --     (5,110,427)
                           ---------  -----------   -------    --------      -----------      -------       -------      ----------
Balance, June 30,
   2000                   82,227,280   16,865,441        --          --      (5,783,389)           --      (375,000)    10,707,052
Stock issued for cash      3,060,600      642,726        --          --              --            --            --        642,726
Stock warrants
   issued for  cash               --      275,454        --          --              --            --            --        275,454
Stock to be issued                                  833,333     250,000              --            --            --        250,000
Stock issued for
   offering costs            250,000           --        --          --              --            --            --             --
Stock issued for
   services                1,051,491      328,870        --          --              --            --            --        328,870
Stock issued for
   extinguishment of
   debt                    6,597,000    4,545,902        --          --              --            --            --      4,545,902
Stock issued for
   conversion of
   convertible
   debentures              1,803,545      412,800        --          --              --            --            --        412,800
Stock retired               (500,000)    (375,000)       --          --              --            --       375,000             --
Net loss for the
   year ended
   June 30, 2001                  --           --        --          --     (19,732,566)           --            --    (19,732,566)
                           ---------  -----------   -------    --------      -----------      -------       -------      ----------
BALANCE,
   JUNE 30, 2001          94,489,916  $22,696,193   833,333   $ 250,000    $(25,515,955)     $     --     $      --    $(2,569,762)
                           =========  ===========   =======    ========      ===========      =======       =======      ==========


                                    See accompanying notes to consolidated financial statements.


                              ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED TO JUNE 30, 2001 AND 2000

                                                                                            2001              2000
                                                                                       -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $(19,732,566)     $ (5,110,427)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                           1,051,169           250,495
   Interest expense-- amortization of debt costs                                                  --            65,000
   Realized loss on decline in marketable securities                                           6,825           119,925
   Stock issued for services                                                                 328,870         3,384,358
   Interest for beneficial conversion feature                                                     --           650,000
   Gain on extinguishment of debt                                                            (23,000)         (277,068)
   Gain on settlement of note receivable                                                          --            (8,070)
   Forgiveness of accounts payable                                                                --          (192,474)
   Loss from investment                                                                    3,571,654            85,818
   Loss from impairment of goodwill                                                       12,399,864                --
   Provision for doubtful account                                                                 --           125,000
   Accrued compensation                                                                      247,500           120,000
Changes in operating assets and liabilities:
   (Increase) decrease in assets
   Prepaid expense                                                                            36,118           (46,118)
   Other deposits                                                                             40,000           (40,000)
   Security deposits                                                                              --            (5,525)
Increase (decrease) in liabilities:
   Accounts payable                                                                          633,235           184,450
   Interest payable                                                                           10,332           (17,890)
   Other liabilities                                                                              --          (115,000)
   Deferred revenue                                                                          (50,000)           50,000
                                                                                       -------------      ------------
            Net Cash Used In Operating Activities                                         (1,479,999)         (777,526)
                                                                                       -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan to affiliated company                                                               (247,608)         (242,125)
   Purchase of fixed assets                                                                   (8,411)           (6,335)
   Other Investments                                                                              --            33,070
                                                                                       -------------      ------------
            Net Cash Used In Investing Activities                                           (256,019)         (215,390)
                                                                                       -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan from affiliate                                                                       544,500           251,500
   Proceeds from common stock subscriptions                                                       --           273,500
   Proceeds from issuance of common stock and warrants, net of offering costs                918,180                --
   Proceeds from common stock to be issued                                                   250,000                --
   Proceeds from issuance of convertible debt, net                                                --           488,050
                                                                                       -------------      ------------
            Net Cash Provided By Financing Activities                                      1,712,680         1,013,050
                                                                                       -------------      ------------
Net (DECREASE) increase in cash                                                              (23,338)           20,134
Cash and cash equivalents at beginning of YEAR                                                30,154            10,020
                                                                                       -------------      ------------
Cash and cash equivalents at end of YEAR                                                $      6,816      $     30,154
                                                                                       =============      ============

                              See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS


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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 2      DUE FROM UNCONSOLIDATED AFFILIATE

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

NOTE 3      LOSS FROM INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


            The following information is provided for ACT-AU at June 30, 2001 and 2000 and have been translated to US dollars using the average exchange rate for the years ended:

                                                     JUNE 30, 2001 JUNE 30, 2000
                                                     ------------  ------------
            Average exchange rate for the year      $       53913  $      62939
            Revenue from operations                 $   3,109,395  $     22,282
            Gross profit                            $   3,109,395  $     22,282
            Net loss from operations                $ (18,525,300) $ (1,708,728)
            Net loss                                $ (18,525,300) $ (1,708,728)


            The table above reflects the results of operations of Advanced Communications (Australia) and its consolidated subsidiaries, translated into U.S. dollars at the prevailing exchange rate. Advanced Communications (Australia) owns a controlling interest in various Australian subsidiaries that operate a local telecommunications network. Consolidated revenue reflects the revenue from these operations and from government grant funds received and do not reflect any revenue from sales of SpectruCell.


            During the year ended June 30, 2001, the Company reduced the carrying value of its investment in ACT-AU to $2,000,000 based on management evaluation of ACT-AU. This adjustment was necessitated by FASB 121 ("Accounting for Impairment of Long Lived Assets") and APB 18 ("The Equity Method of Accounting for Investments in Common Stock"). Such pronouncements require the annual evaluation of long lived assets for impairment. Based upon management's review of ACT-AU's forecasted sales and cash flows, as well as a draft independent valuation of ACT-AU and its subsidiaries, it was determined that insufficient empirical evidence existed to support the position that the investment was not impaired. Consequently, the Company's investment in ACT-AU was completely written-off and the Company's investment in ACT-AU's goodwill was written down to the estimated realizable value of the Company's portion of its investment in ACT-AU that is represented by ACT-AU's ownership interest in the publicly traded company Australon Enterprise, Pty.


            ACT-AU has a current period operating loss, combined with a history of operating losses, due to the fact that ACT-AU has been in development stage activities since inception, and has not yet made any sales related to the sale of SpectruCell. ACT-AU projections of estimated future cash flows could not be verified objectively because ACT-AU has not completed scheduled field trials of their system, a requisite before sales could be recognized. The sales reflected in the table above reflect sales made by ACT-AU's subsidiaries that operate a local telecommunications network. These sales reflect sales from these operations and not from SpectruCell or grant dollars received from the Australian government.


            The components of the investment in ACT-AU at June 30, 2001 are as follows:

                                              INVESTMENT        GOODWILL           TOTAL
                                             ------------     ------------      ------------
            At acquisition                   $ 3,657,472      $ 15,692,528      $ 19,350,000
            Investment loss                   (3,657,472)               --        (3,657,472)
            Amortization of goodwill                  --        (1,292,664)       (1,292,664)
            Impairment of goodwill                    --       (12,399,864)      (12,399,864)
            ------------                    ------------      ------------      ------------
            Balance at June 30, 2001 $                --       $ 2,000,000       $ 2,000,000
                                             ===========      ============      ============

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5      PROPERTY AND EQUIPMENT
            Computer and office equipment                           $ 31,234
            Less: Accumulated depreciation                           (11,635)
                                                                ------------
               Property and equipment - net                         $ 19,599
                                                                ============

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


            (B) Note Payable to affiliate


            The Company had a non-interest bearing note payable to an affiliate, ACT-AU, of $7,500,000 as of April 5, 2000 (See Note 3). The following schedule represents payments on such debt by issuance of restricted common stock. Such transactions were recorded at the market price of the stock at date of issuance.

                         SHARES OF COMMON
                               DATE          STOCK ISSUED             VALUE
                               ----          ------------             -----

                September 2000                 5,000,000            $ 3,500,000
                October 2000(1)                  460,000                460,000
                June 2001                      1,137,000                567,100
                                               ---------            -----------
                                               6,597,000            $ 4,527,100
                                               =========            ===========

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


            The fair market value of the warrants, aggregating $275,454, was estimated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 49.84%, risk-free interest rate 4.22%, expected option life 2 years. At June

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            30, 2001, no warrants have been exercised. Such amounts have been netted against proceeds received from the issuance of shares in the previous quarter.


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

NOTE 10     RELATED PARTIES

            (A) Global Communications Technology Consultants, Inc. Global Communications Technology Consultants, Inc., a related party, is wholly owned by Mr. May who owns Global Communications Technologies Ltd., a principal stockholder of the Company.


            (B)  Advanced   Communications   Technologies   Pty.  Ltd.  Advanced
            Communications Technologies Pty. Ltd., an Australian company, is majority owned by entities beneficially related to Mr. May.


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

NOTE 12      UNSUCCESSFUL PROPOSED ACQUISITIONS

            (A) ORBCOMM Global L.P.


            In February 2001, the Company was the successful bidder to purchase the assets of ORBCOMM Global L.P. and related debtors (collectively "ORBCOMM"). ORBCOMM, a partnership formed by Teleglobe Holding Corp. and Orbital Sciences Corporation, is the owner and operator of 30 low earth orbit satellites, digital satellite communications systems, gateway earth stations, control center facilities and related equipment, and intellectual property. ORBCOMM provides asset monitoring, global positioning, communications and other data information services. In September 2000, ORBCOMM filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Court"). In March 2001, the Court entered an Order to approve the sale of substantially all of ORBCOMM's assets to the Company.


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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


            (B) Beneventure Capital, LLC


            On February 5, 2001, the Company entered into a Letter of Intent with an individual and his majority owned company, Beneventure Capital, LLC ("Beneventure") to acquire the assets of Beneventure in exchange for shares of stock of the Company. Beneventure is a privately held technology investment and management company that owns varying interests in private companies involved in the telecommunications, semiconductor, Internet and financial services industries. After many attempts to negotiate an agreement with Beneventure, the Company ceased negotiations and determined that the acquisition was not in the best interests of the Company. In the unsuccessful attempt to acquire the assets of Beneventure, the Company incurred $125,965 of professional fees and expenses that are included in the Company's Income Statement for the year ended June 30, 2001.

NOTE 13     COMMITMENTS AND CONTINGENCIES

            (A) Lease Agreements


            The Company has agreements for the rental of its offices, aggregating $7,050 per month with lease terms of twelve months as renewed on the first day of March and April 2001, with options to automatically renew these leases each year. The minimum lease payments for the remaining life of these leases is $56,400.


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

            (ii) As of June 30, 2001, the Company had agreed to settle a dispute regarding the convertible promissory note. The Company is in default on this obligation. A judgment against the Company has been entered. The potential loss is believed to be the recorded liability at June 30, 2001 of $118,530 plus additional accrued interest (See Note 7(A)). This judgment was fully satisfied in October 2001.

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

NOTE 14     GOING CONCERN

            The Company's consolidated financial statements for the year ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's significant net loss of $19,732,566 for the year ended

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            June 30, 2001, a working capital deficiency of $2,421,719, and a stockholders' deficiency of $2,569,792, raise substantial doubt about its ability to continue as a going concern.


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

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES


PROCEEDINGS ON BEHALF OF THE COMPANY

No person has applied for leave of Court to bring proceedings on behalf of the company or intervene in any proceedings to which the company is a party for the purpose of taking responsibility on behalf of the company for all or any part of those proceedings.

The company was not a party to any such proceedings during the year.

Signed in accordance with a resolution of the directors:



Director       /s/ Jason May
-----------------------------------
              Jason Roger May



Director       /s/ Roger May
------------------------------------
             Roger Thomas May



Dated this 17th day of October 2001

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                       STATEMENT OF FINANCIAL PERFORMANCE
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

                                                            ECONOMIC ENTITY                      PARENT ENTITY
                                                     ------------------------------     ------------------------------
                                               NOTE      2001               2000            2001               2000
                                                           $                  $               $                  $
                                              -----  ------------      -----------      ------------       -----------
Revenues from ordinary activities                3      5,767,431           35,402         4,467,444            25,632
Expenses from ordinary activities, excluding
   borrowing costs expense
      Employee benefits expense                        (9,646,844)      (1,609,344)       (8,433,159)       (1,495,925)
      Depreciation and amortization expenses           (1,542,230)        (164,517)         (935,517)         (164,517)
      Other expenses from ordinary activities         (34,326,199)      (1,069,420)      (26,733,691)         (863,122)
                                                     ------------      -----------      ------------       -----------
                                                      (45,515,273)      (2,843,281)      (36,102,367)       (2,523,564)
                                                     ------------      -----------      ------------       -----------
Profit (loss) from ordinary activities
   before income tax expense (income tax
   revenue)                                      2    (39,747,842)      (2,807,879)      (31,634,923)       (2,497,932)
                                                     ------------      -----------      ------------       -----------
Income tax expense                                             --               --                --                --
Profit (loss) from ordinary activities after related
    income tax expense (income tax revenue)           (39,747,842)      (2,807,879)      (31,634,923)       (2,497,932)
                                                     ------------      -----------      ------------       -----------
Net Profit/loss attributable to outside equity
   interests                                            5,386,370           92,984                --                --
Net profit (loss) attributable to the members of
   the entity                                         (34,361,472)      (2,714,895)      (31,634,923)       (2,497,932)
Total changes in equity other than those
   resulting from transactions with owners
   as owners                                          (34,361,472)      (2,714,895)      (31,634,923)       (2,497,932)
                                                     ============      ===========      ============       ===========

                           The accompanying notes form part of these financial statements.


                                ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                                    ACN 086 856 617
                                                AND CONTROLLED ENTITIES

                                            STATEMENT OF FINANCIAL POSITION
                                                  AS AT 30 JUNE 2001

                                                            ECONOMIC ENTITY                      PARENT ENTITY
                                                     ------------------------------     ------------------------------
                                               NOTE      2001               2000            2001               2000
                                                           $                  $               $                  $
                                              -----  ------------      -----------      ------------       -----------
CURRENT ASSETS
Cash assets                                      4        370,405           15,894             6,440             8,977
Receivables                                      5      5,293,984       12,551,607        10,743,976        12,543,837
Stock on hand                                             147,311               --                --
Other                                            6        136,186           40,101            56,213            40,081
                                                     ------------      -----------      ------------       -----------
TOTAL CURRENT ASSETS                                    5,947,886       12,607,602        10,806,629        12,592,895
                                                     ============      ===========      ============       ===========
NON-CURRENT ASSETS
Other financial assets                           7      3,003,000       19,586,777         3,000,000        19,586,777
Property, plant and equipment                    8      3,498,769        1,450,578         2,094,772         1,432,279
Intangible assets                                9     12,923,042               --                --                --
Other                                           10      3,286,548               --                --                --
                                                     ------------      -----------      ------------       -----------
TOTAL NON-CURRENT ASSETS                               22,711,359       21,037,355         5,094,772        21,019,056
                                                     ------------      -----------      ------------       -----------
TOTAL ASSETS                                           28,659,245       33,644,957        15,901,401        33,611,951
                                                     ============      ===========      ============       ===========
CURRENT LIABILITIES
Payables                                        11     20,822,514        4,227,372        17,766,125         3,910,323
Interest bearing liabilities                    12        431,571          207,359           239,676           207,359
Provisions                                      13        251,774          182,670           179,619           156,796
                                                     ------------      -----------      ------------       -----------
TOTAL CURRENT LIABILITIES                              21,505,859        4,617,401        18,185,420         4,274,468
                                                     ============      ===========      ============       ===========
TOTAL LIABILITIES                                      21,505,859        4,617,401        18,185,420         4,274,468
                                                     ============      ===========      ============       ===========
NET ASSETS                                              7,153,386       29,027,556        (2,284,019)       29,337,473
                                                     ============      ===========      ============       ===========
EQUITY
Contributed equity                                     31,983,472       31,983,502        31,983,472        31,983,472
Retained profits/(accumulated losses)                 (37,224,434)      (2,862,962)      (34,267,491)       (2,645,999)
                                                     ------------      -----------      ------------       -----------
Parent entity interest                                 (5,240,962)      29,120,540        (2,284,019)       29,337,473
Outside equity interest                                12,394,348          (92,984)               --                --
                                                     ------------      -----------      ------------       -----------
TOTAL EQUITY                                            7,153,386       29,027,556        (2,284,019)       29,337,473
                                                     ============      ===========      ============       ===========


                           The accompanying notes form part of these financial statements.

                                ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                                    ACN 086 856 617
                                                AND CONTROLLED ENTITIES

                                                STATEMENT OF CASH FLOWS
                                       FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

                                                            ECONOMIC ENTITY                      PARENT ENTITY
                                                     ------------------------------     ------------------------------
                                               NOTE      2001               2000            2001               2000
                                                           $                  $               $                  $
                                              -----  ------------      -----------      ------------       -----------
CASH FLOW FROM OPERATING
   ACTIVITIES
Receipts from customers                                 5,246,206            6,396         5,759,763            4,426
Payments to suppliers and employees                    (5,003,041)      (1,089,050)       (5,873,746)         (937,256)
Interest received                                              --            5,272                --             5,232
Income tax paid                                            (7,471)              --            (7,471)               --
                                                     ------------      -----------      ------------       -----------
Net cash used in operating activities                     235,694       (1,077,382)         (121,454)         (927,598)
                                                     ------------      -----------      ------------       -----------
CASH FLOW FROM INVESTING
   ACTIVITIES
Payment for property, plant & equipment                (4,634,436)      (1,336,863)       (4,634,436)       (1,318,564)
Payment for investments                                    (5,650)              --            (5,650)               --
                                                     ------------      -----------      ------------       -----------
Net cash used in investing activities                  (4,640,086)      (1,336,863)       (4,640,086)       (1,318,564)
                                                     ------------      -----------      ------------       -----------
CASH FLOW FROM FINANCING
   ACTIVITIES
Proceeds from borrowing's                               4,514,010        2,111,060         4,514,010         1,936,060
                                                     ------------      -----------      ------------       -----------
Net cash used in financing activities                   4,514,010        2,111,060         4,514,010         1,936,060
                                                     ------------      -----------      ------------       -----------
Net (decrease)/increase in cash held                      109,618         (303,185)         (247,530)         (310,102)
Cash at beginning of the year                              15,894          319,079             8,977           319,079
                                                     ------------      -----------      ------------       -----------
Cash at end of year                            14(a)      125,512           15,894          (238,553)            8,977
                                                     ------------      -----------      ------------       -----------


                           The accompanying notes form part of these financial statements.

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

        All inter-company balances and transactions between entities in the economic entity, including any unrealized profits or losses, have been eliminated on consolidation.

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

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

CLASS OF FIXED ASSET                   DEPRECIATION RATES     DEPRECIATION BASIS

Buildings                                     2.5%               Straight Line
Leasehold improvements                        2.5%               Straight Line
Plant and equipment                         10-15%               Straight Line
Leased plant and equipment                  10-15%               Straight Line
Motor Vehicles                               22.5%               Straight Line
Office Equipment                            20-40%               Straight Line
Furniture, Fixtures and Fittings            10-20%               Straight Line
Computer Equipment                          30-40%               Straight Line
------------
 (c)    Leases

        Leases of fixed assets, where substantially all the risks and benefits incidental to the ownership of the asset, but not the legal ownership, Are transferred to the entities within the economic entity are classified as finance leases. Finance leases are capitalized, recording an asset and a liability equal to the present value of the minimum lease payments, including any guaranteed residual values. Leased assets are depreciated on a straight line basis over their estimated useful lives where it is likely that the economic entity will obtain ownership of the asset, or over the term of the lease. Lease payments are allocated between the reduction of the lease liability and the lease interest expense for the period.

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

(f)     Revenue

        Revenue from the sale of goods is recognized upon the delivery of goods to customers.

(g)     Comparatives

        Where necessary comparatives have been amended to reflect changes in applicable accounting standards.

                                ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                                    ACN 086 856 617
                                                AND CONTROLLED ENTITIES

                                           NOTES TO THE FINANCIAL STATEMENTS
                                       FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

                                                            ECONOMIC ENTITY                      PARENT ENTITY
                                                     ------------------------------     ------------------------------
                                               NOTE      2001               2000            2001               2000
                                                           $                  $               $                  $
                                              -----  ------------      -----------      ------------       -----------
NOTE 2: OPERATING PROFIT

Operating profit before abnormal items and
  income tax has been determined after:
(a) Expenses;
Depreciation of non-current assets                      1,024,554           78,818           866,614            78,818
Amortization of non-current assets                        517,677           85,699            68,904            85,699

(b) Significant expenses
The following items of expense are relevant
   in explaining the financial performance
Write-down of deferred exploration expenditure          5,300,000               --                --                --
Write-down of investment in ADVC                       20,586,777               --        20,586,777                --

NOTE 3: REVENUE

Operating activities
Aus Industry Grants                                     4,400,000               --         4,400,000                --
Sales income                                              567,215            9,730            12,300                --
Other operating Income                                    787,206           20,400            42,134            20,400
                                                     ------------      -----------      ------------       -----------
                                                        5,754,421           30,130         4,454,434            20,400
                                                     ------------      -----------      ------------       -----------
Non-operating activities
Interest received                                           9,271            5,272             9,271             5,232
Insurance received                                          3,739               --             3,739                --
-----------                                          ------------      -----------
                                                           13,010            5,272            13,010             5,232
                                                     ------------      -----------      ------------       -----------
Total Revenue                                           5,767,431           35,402         4,467,444            25,632
                                                     ============      ===========      ============       ===========

NOTE 4: CASH

Cash on hand                                                7,169            1,603             1,723             1,203
Cash at bank                                              363,236           14,291             4,717             7,774
                                                     ------------      -----------      ------------       -----------
                                                          370,405           15,894             6,440             8,977
                                                     ============      ===========      ============       ===========

NOTE 5: RECEIVABLES

CURRENT Trade debtors                                     538,172           23,711            16,875            15,971
                                                     ------------      -----------      ------------       -----------
Amounts receivable from:
Controlling entity                                      4,018,150       12,396,694         4,018,150        12,396,694
Australon Limited                                              --               --           310,573                --
Australon Pty Ltd                                              --               --           195,000                --
Advanced Network Technologies                                  --               --         5,444,400                --
Data Link Technologies                                         --               --            25,000                --
Other Receivables                                         737,662          131,202           733,978           131,172
                                                     ------------      -----------      ------------       -----------
                                                        4,755,812       12,527,896        10,727,101        12,527,866
                                                     ------------      -----------      ------------       -----------
                                                        5,293,984       12,551,607        10,743,976        12,543,837
                                                     ============      ===========      ============       ===========

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

                                                            ECONOMIC ENTITY                      PARENT ENTITY
                                                     ------------------------------     ------------------------------
                                               NOTE      2001               2000            2001               2000
                                                           $                  $               $                  $
                                              -----  ------------      -----------      ------------       -----------
NOTE 6: OTHER ASSETS

CURRENT Prepayments                                        65,801               --            56,213                --
Other                                                      70,385           40,101                --            40,081
                                                     ------------      -----------      ------------       -----------
                                                          136,186           40,101            56,123            40,081
                                                     ============      ===========      ============       ===========

NOTE 7: OTHER FINANCIAL ASSETS

NON-CURRENT Shares in controlling entity                3,000,000       19,586,777         3,000,000        19,586,777
Other investments                                           3,000               --                --                --
                                                     ------------      -----------      ------------       -----------
                                                        3,003,000       19,586,777         3,000,000        19,586,777
                                                     ============      ===========      ============       ===========

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

Leasehold Improvements                                    215,331               --            48,931                --
Less Accumulated Depreciation                             (27,837)              --            (1,931)               --
                                                     ------------      -----------      ------------       -----------
                                                          187,494               --            47,000                --
                                                     ------------      -----------      ------------       -----------
Plant & Equipment                                       4,287,091        1,339,502         2,832,621         1,321,203
Less Accumulated Depreciation                          (1,153,900)         (78,959)         (945,573)          (78,959)
                                                     ------------      -----------      ------------       -----------
                                                        3,133,191        1,260,543         1,887,048         1,242,244
                                                     ------------      -----------      ------------       -----------
Plant & Equipment under lease                             333,461          275,734           313,396           275,734
Less Accumulated Depreciation                            (155,376)         (85,699)         (152,672)          (85,699)
                                                     ------------      -----------      ------------       -----------
                                                          178,085          190,035           160,725           190,035
                                                     ------------      -----------      ------------       -----------
Total Property, Plant & Equipment                       3,498,769        1,450,578         2,094,772         1,432,279
                                                     ============      ===========      ============       ===========

NOTE 9: INTANGIBLE ASSETS

Goodwill                                               12,041,611               --                --                --
Less Accumulated Amortization                            (323,468)              --                --                --
                                                     ------------      -----------      ------------       -----------
                                                       11,718,143               --                --                --
                                                     ------------      -----------      ------------       -----------
Intellectual property at Directors valuation            1,330,204               --                --                --
Less Accumulated Amortisation                            (125,305)              --                --                --
                                                     ------------      -----------      ------------       -----------
                                                        1,204,899               --                --                --
                                                     ------------      -----------      ------------       -----------
                                                       12,923,042               --                --                --
                                                     ============      ===========      ============       ===========
NOTE 10: OTHER ASSETS

NON-CURRENT Research and
   development-- at cost                                  245,061               --                --                --
                                                     ------------      -----------      ------------       -----------
Deferred Exploration Expenditure                        8,341,163               --                --                --
Less Provision for Diminution                          (5,300,000)              --                --                --
                                                     ------------      -----------      ------------       -----------
                                                        3,041,163               --                --                --
                                                     ------------      -----------      ------------       -----------
Other Assets                                                  324               --                --                --
                                                     ------------      -----------      ------------       -----------
                                                        3,286,548               --                --                --
                                                     ============      ===========      ============       ===========

                                ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                                    ACN 086 856 617
                                                AND CONTROLLED ENTITIES

                                           NOTES TO THE FINANCIAL STATEMENTS
                                       FOR THE FINANCIAL YEAR ENDED 30 JUNE 2001

                                                            ECONOMIC ENTITY                      PARENT ENTITY
                                                     ------------------------------     ------------------------------
                                               NOTE      2001               2000            2001               2000
                                                           $                  $               $                  $
                                              -----  ------------      -----------      ------------       -----------
NOTE 11: PAYABLES

CURRENT
Unsecured liabilities
Trade Creditors                                         7,442,724        l,634,322         5,943,815         1,492,273
Other Creditors & Accruals                              1,129,799               --           993,487                --
                                                     ------------      -----------      ------------       -----------
                                                        8,572,523        1,634,322         6,937,302         1,492,273
                                                     ------------      -----------      ------------       -----------
Loans payable to: ACT US Inc                                   --          588,163                --           588,163
Global Communications Technology                        2,646,666        1,819,887         2,646,666         1,644,887
Directors                                               5,292,269          185,000         4,935,000           185,000
May & Sons Pty Ltd                                         80,000               --            80,000                --
Australon Enterprises Ltd                                  (3,175)              --                --                --
Partnership Loan                                          269,942               --                --                --
Other loans                                             3,964,279               --         3,167,157                --
                                                     ------------      -----------      ------------       -----------
                                                       12,249,991        2,593,050        10,828,823         2,418,050
                                                     ------------      -----------      ------------       -----------
                                                       20,822,514        4,227,372        17,766,125         3,910,323
                                                     ============      ===========      ============       ===========

NOTE 12: INTEREST BEARING LIABILITIES

CURRENT Unsecured liabilities Bank overdrafts             248,282               --            75,275                --
Lease Liabilities                                         183,289          207,359           164,401           207,359
                                                     ------------      -----------      ------------       -----------
                                                          431,571          207,359           239,676           207,359
                                                     ============      ===========      ============       ===========

NOTE 13: PROVISIONS

CURRENT Employee entitlements                             251,774          137,911           179,619            44,758
Other provisions                                               --           44,759                --           112,038
                                                     ------------      -----------      ------------       -----------
                                                          251,774          182,670           179,619           156,796
                                                     ============      ===========      ============       ===========

NOTE 14: CASH FLOW INFORMATION

(a) Reconciliation of Cash
Cash at the end of the financial year as shown
   in the statements of cash flows is reconciled
   to the related items in the balance sheet as
   follows:
      Cash on hand                                          7,269            1,603             1,723             1,203
      Cash at bank                                        363,236           14,291             4,717             7,774
      Bank overdrafts                                    (244,993)              --          (244,993)               --
                                                     ------------      -----------      ------------       -----------
                                                          125,512           15,894          (238,553)            8,977
                                                     ============      ===========      ============       ===========

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


Director          /s/ Jason May
-----------------------------------------------
         Jason Roger May


Director          /s/ Roger May
-----------------------------------------------
         Roger Thomas May

Dated this        day of October    2001

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

Inherent Uncertainty

Without qualification to the opinion expressed above, attention is drawn to the following matters:

1. A subsidiary Australon Limited has stated in their audit report that "As a result of the acquisition of Australon Enterprises Pty Ltd, intangible assets representing intellectual property, of $18,000,000 and goodwill, of $48,330,204 were recognized. The valuation of each of these assets in based on an independent valuation. The valuation takes into account the future value of contracts for the development of products utilising the intellectual property. The ability of Australon Limited to recover the costs associated with the intellectual property and goodwill will depend on the successful exploration of assets recorded in the balance sheet to generate sufficient profits or cash flows to support their carrying value." The company, Australon Limited is a controlled entity and these items have been eliminated on consolidation and the technology is restated at its original cost to the group.

             ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY LTD
                                 ACN 086 856 617
                             AND CONTROLLED ENTITIES

                            INDEPENDENT AUDIT REPORT
                                TO THE MEMBERS OF
            ADVANCED COMMUNICATIONS TECHNOLOGIES (AUSTRALIA) PTY LTD

2. The parent entity Advanced Communications Technologies (Australia) Pty Ltd is dependent upon the financial support of its shareholders to ensure it can continue as a going concern and therefore whether it will realize its assets and extinguish its liabilities in the normal course of business. Refer note 15.

C W Stirling & Co. Chartered Accountants

/s/ John A. Phillips

-------------------------------------------
Mr. John A. Phillips
Partner

Dated this 17th day of October 2001.