Form 10QSB/A
period 2001-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-06-05
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT NO. 1 TO THE FORM 10-QSB
                                   (check one)

 /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     FLORIDA
                                     -------
                          (State or other jurisdiction
                        of incorporation or organization)

                                   65-0738251
                                   ----------
                        (IRS Employer Identification No.)

                          880 APOLLO STREET, SUITE 200
                          ----------------------------
                              EL SEGUNDO, CA 90245
                              --------------------
                    (Address of principal executive offices)

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

                   Yes /X/                           No / /

As of September 30, 2001, 97,693,489 shares of the registrant's no par value common stock were issued and outstanding

Transmittal Small Business Disclosure Format (check one):

                   Yes / /                           No /X/

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

                       Consolidated Statement of Cash Flows for the three months
                        ended September 30, 2001 and September 30, 2000

                       Notes to Unaudited Consolidated Financial Statements


ITEM 2.                Management's   Discussion   and   Analysis  of  Financial
                        Condition and Results of Operations

PART II-OTHER INFORMATION

ITEM 1.                Legal Proceedings

ITEM 2.                Changes in Securities

ITEM 3.                Defaults upon Senior Securities

ITEM 4.                Submission of Matters to a Vote of Security Holders

ITEM 6.                Subsequent Events, Exhibits and Reports on Form 8-K

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,       JUNE 30,
                                                                                    2001             2001
                                                                                (UNAUDITED)        (AUDITED)
                                                                                --------------    -----------
ASSETS:
  Cash                                                                                 $54,594         $6,816
  Prepaid expenses                                                                          --         10,000
TOTAL CURRENT ASSETS                                                                    54,594         16,816
                                                                                --------------    -----------

PROPERTY & EQUIPMENT - NET                                                              18,599         19,599
                                                                                --------------    -----------

OTHER ASSETS
  Goodwill, less accumulated amortization of $100,000                                1,900,000      2,000,000
  Deposits                                                                               5,525          5,525
                                                                                --------------    -----------
TOTAL OTHER ASSETS                                                                   1,905,525      2,005,525
                                                                                --------------    -----------
TOTAL ASSETS                                                                        $1,978,718     $2,041,940
                                                                                ==============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                               $743,111       $844,205
  Accrued compensation                                                                 531,550        479,050
  Note Payable-Grassland                                                               122,736        118,530
  Loan Payable to shareholder                                                          821,200        796,000
  Convertible debentures                                                               200,750        200,750
  Other advances                                                                        63,000             --
                                                                                --------------    -----------
TOTAL CURRENT LIABILITIES                                                            2,482,347      2,438,535

LONG-TERM LIABILITIES
  Notes Payable-affiliate                                                            1,791,166      2,173,167
                                                                                --------------    -----------
TOTAL LIABILITIES                                                                   $4,273,513     $4,611,702
                                                                                --------------    -----------

STOCKHOLDERS' DEFICIENCY
  Common stock, no par value, 200,000,000 and 100,000,000 shares authorized, respectively, 97,693,489 and 94,489,916 shares issued and outstanding,
    respectively                                                                    23,667,418     22,696,193
  Common stock to be issued, 33,333 and 833,333 shares, respectively                    10,000        250,000
  Accumulated deficit                                                             (25,972,213)   (25,515,955)
                                                                                --------------    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                                    $(2,294,795)   $(2,569,762)
                                                                                --------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $1,978,718     $2,041,940
                                                                                ==============    ===========


    The accompanying notes are an integral part of these financial statements


           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      FOR THE
                                                                  THREE MONTHS ENDED
                                                              ----------------------------
                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                  2001           2000
                                                              -------------  -------------

TELEPHONE NETWORK REVENUE                                      $         --    $    36,739
COST OF REVENUES                                                         --       (44,782)
                                                              -------------  -------------
GROSS PROFIT (LOSS)                                                      --        (8,043)
                                                              -------------  -------------
OPERATING EXPENSES
  Consulting fees                                                  $100,000       $153,125
  Depreciation and amortization                                     101,000        262,542
  Professional fees                                                 130,748         12,822
  Other selling, general & administrative expenses                   90,304        115,041
  Stock-based compensation                                           30,000             --
                                                              -------------  -------------

TOTAL OPERATING EXPENSES                                            452,052        543,530
                                                              -------------  -------------
LOSS FROM OPERATIONS                                              (452,052)      (551,573)
                                                              -------------  -------------
OTHER INCOME/(EXPENSE)
  Interest expense                                                  (4,206)             --
  Income (Loss) from investment in affiliate                             --      (122,137)
  Investment write-down                                                  --          (585)
                                                              -------------  -------------

TOTAL OTHER INCOME/(EXPENSE)                                        (4,206)      (122,722)
                                                              -------------  -------------

NET LOSS FROM OPERATIONS                                         $(456,258)     $(674,295)
                                                              =============  =============

  Net loss per share-basic and diluted                              $(.005)         $(.01)
                                                              -------------  -------------
  Weighted average number of shares outstanding
    during the period-basic and diluted                          95,639,024     81,787,932
                                                              =============  =============

    The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FOR THE PERIOD JULY 1, 2000 TO SEPTEMBER 30, 2001

                                                                                               COMMON STOCK TO BE
                                                     COMMON STOCK                                    ISSUED
                                             -----------------------------                   ------------------------
                                                                            ACCUMULATED
                                                SHARES           AMOUNT       DEFICIT         SHARES         AMOUNT
                                             -------------- -------------- --------------- ------------- ------------
BALANCE AT JUNE 30, 2000                         82,227,280    $16,865,441    $(5,783,389)            --          $--

  Stock issued for cash                           3,060,600        642,726              --            --           --
  Stock warrants issued for cash                         --        275,454              --            --           --
  Stock to be issued                                     --             --              --       833,333      250,000
  Stock issued for offering costs                   250,000             --              --            --           --
  Stock issued for services                       1,051,491        328,870              --            --           --
  Stock issued for extinguishment of debt         6,597,000      4,545,902              --            --           --
  Stock issued for  conversion  of
    convertible debt                              1,803,545        412,800              --            --           --
  Common stock retired                            (500,000)      (375,000)              --            --           --
  Net (loss) for period                                  --             --    (19,732,566)            --           --
                                             -------------- -------------- --------------- ------------- ------------

BALANCE AT JUNE 30, 2001                         94,489,916     22,696,193    (25,515,955)       833,333      250,000

  Stock issued for services                         780,240        244,224              --            --           --
  Stock issued for extinguishments of debt        1,190,000        357,001              --            --           --
  Stock issued for cash                           1,233,333        260,000              --     (800,000)    (240,000)
  Stock warrants issued for cash                         --        110,000              --            --           --
  Net (loss) for the period                       (456,258)             --              --            --           --
                                             -------------- -------------- --------------- ------------- ------------

BALANCE AT SEPTEMBER 30, 2001                    97,693,489     23,667,418    (25,972,213)        33,333       10,000
                                             ============== ============== =============== ============= ============



                                                            COMMON
                                                             STOCK
                                                            ADVANCES           TOTAL
                                                          -------------- ------------------
BALANCE AT JUNE 30, 2000                                        $375,000        $10,707,052
                                                                      --
  Stock issued for cash                                               --            642,726
  Stock warrants issued for cash                                      --            275,454
  Stock to be issued                                                  --            250,000
  Stock issued for offering costs                                     --                 --
  Stock issued for services                                           --            328,870
  Stock issued for extinguishment of debt                             --          4,545,902
  Stock issued for  conversion  of convertible debt                   --            412,800
  Common stock retired                                         (375,000)                 --
  Net (loss) for period                                               --       (19,732,566)
                                                          -------------- ------------------

BALANCE AT JUNE 30, 2001                                              --        (2,569,762)
                                                                      --
  Stock issued for services                                           --            244,224
  Stock issued for extinguishments of debt                            --            357,001
  Stock issued for cash                                               --             20,000
  Stock warrants issued for cash                                      --            110,000
  Net (loss) for the period                                           --          (456,258)
                                                          -------------- ------------------

BALANCE AT SEPTEMBER 30, 2001                                         --        (2,294,795)
                                                          ============== ==================


    The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                        FOR THE
                                                                                    THREE MONTHS ENDED
                                                                                ----------------------------
                                                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                                                    2001           2000
                                                                                -------------  -------------

Net loss                                                                        $   (456,258)  $   (674,295)
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                                       101,000        262,542
  Expenses incurred in exchange for common stock                                      244,224      (138,430)
  Loss on minority interest in affiliate                                                   --        122,137
  Investment Writedown                                                                     --            585
Changes in operating assets and liabilities:
Increase (decrease) in assets:
  Prepaid expense                                                                    (10,000)         23,590
Increase (decrease) in liabilities:
  Accounts payable                                                                  (101,094)        141,087
  Other advances                                                                       63,000             --
  Interest payable                                                                      4,206             --
  Accrued compensation                                                                 52,500         95,000
  Deferred revenue                                                                         --       (36,739)
                                                                                -------------  -------------
    Net cash used in operating activities                                           (102,422)      (204,523)

Cash flows from investing activities
  Loan to affiliated company                                                               --       (10,108)
  Purchase of fixed assets                                                                 --        (4,667)
                                                                                -------------  -------------
    Net cash used in investing activities                                                  --       (14,775)
                                                                                -------------  -------------

Cash flows from financing activities
  Loan proceeds from shareholder                                                       25,200        183,500
  Proceeds from issuance of common stock and warrants, net of offering costs          125,000             --
                                                                                -------------  -------------

Net cash provided by financing activities                                             150,200        183,500
                                                                                -------------  -------------

Net increase (decrease) in cash                                                        47,778       (35,798)
                                                                                -------------  -------------

Cash and cash equivalents at beginning of period                                        6,816         30,154
                                                                                -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      54,594  $     (5,644)
                                                                                =============  =============

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


         (A) ORGANIZATION

         The Company was formed on April 30, 1998 and was inactive from its date of formation until April 1999 when it acquired all of the issued and outstanding stock of Media Forum International, Inc. ("MFI") in a reverse merger. The merger was treated as an acquisition of all of the assets of MFI and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart") an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technology (Australia) Pty Ltd ("ACT-AU"), an unconsolidated affiliated entity. The Company accounts for its investment in ACT-AU under the equity method of accounting. On July 5, 2000, the Company entered into a License and Distribution Agreement with Advanced Communications Technologies (Australia) Pty Ltd pursuant to which the Company has the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. The License and Distribution Agreement is effective for an indefinite period. The parties to this License and Distribution Agreement are directly involved in litigation in connection with this agreement. In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of ACT-AU. In November 2000, the Company formed Advanced Network Technologies (USA), Inc. ("ANT"), a Delaware corporation owned 70% by the Company and 30% by ACT-AU. Both Australon and ANT are inactive. The Company will account for the future results of operations of Australon on an equity basis and ANT on a consolidated basis.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The Company also reduced the estimated life of the remaining goodwill to 5 years. This change coupled with the writedown of its goodwill resulted in a reduction of goodwill amortization on a quarterly basis from $261,142 to $100,000. The effects of such reduction are shown below:

                                                       ASSUMING CHANGE
                                     AS REPORTED        DID NOT OCCUR
            --------------------  -----------------  -------------------
            Net Loss                  $(456,258)         $(617,400)
            Net Loss Per Share          $(0.005)           $(0.006)

         The following information is provided for ACT-AU at September 30, 2001 and 2000 and have been translated to US dollars using the average exchange rate for the three month period:

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                      2001            2000
                                                  --------------  --------------

            Average exchange rate for the period      $   .51353      $    .5492

            Revenue from operations                   $1,923,309      $       --
            Gross profit                              $1,923,309      $       --
            Net loss from operations                  $(327,193)      $(610,687)
            Net loss for the quarter                  $(327,193)      $(610,687)

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

         The components of the investment in ACT-AU at September 30, 2001 and June 30, 2001 are as follows:

                                                              INVESTMENT       GOODWILL         TOTAL
                                                            --------------   -------------  --------------
At acquisition                                              $    3,657,472   $  15,692,528  $   19,350,000

Cumulative Investment loss                                     (3,657,472)              --     (3,657,472)
Amortization of goodwill                                                --      (1,292,664)    (1,292,664)
Impairment of goodwill                                                  --     (12,399,864)   (12,399,864)
                                                            --------------   -------------  --------------

Balance at June 30, 2001                                    $                $   2,000,000  $    2,000,000
                                                            --------------   -------------  --------------

Cumulative amortization goodwill through 9/30/01                        --        (100,000)      (100,000)
                                                            --------------   -------------  --------------

Balance at 9/30/01                                          $           --  $     1,900,000 $    1,900,000
                                                            ==============   ============== ==============

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

securities and at June 30, 2001 the Company wrote down these securities to their fair value of $0. This resulted in $6,825 being recognized in the statements of operations as a realized loss on decline in marketable securities for the year ended June 30, 2001.

NOTE 4. PROPERTY AND EQUIPMENT

                   Computer and office equipment                 $ 31,234
                   Less: Accumulated depreciation                (12,635)
                                                               ----------

                     Property and equipment - net                $ 18,599
                                                               ==========

         Depreciation expense for the three months ended September 30, 2001 was $1,000.


NOTE 5.  ACCRUED COMPENSATION

         The Company has an agreement with an individual to serve as the Chief Executive Officer of the Company. The individual agreed to defer payment of the amounts owed him pursuant to the agreement due to the Company's lack of funds. The Company owed the individual $479,050 at June 30, 2001. For the three months ended September 30, 2001 an additional $52,500 was accrued resulting in a balance due the individual of $531,550.


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

                                                        SHARES OF COMMON STOCK
                   DATE                                         ISSUED                       VALUE
        September 2000                                                  5,000,000            3,500,000
        October 2000(1)                                                   460,000              460,000
        June 2001                                                       1,137,000              567,100
        September 2001                                                  1,190,000              357,001
                                                   --------------------------------    ----------------------
                                                                        7,787,000            4,884,101
                                                   --------------------------------    ----------------------

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


         (C) LOAN PAYABLE TO SHAREHOLDER

         As of September 30, 2001, the Company owed Global Communications Technology, an Australian company, wholly-owned by Mr. May, a former officer and director of the Company, $821,200 for funds advanced to the Company to provide working capital for normal business operations. This loan is non-interest bearing and unsecured and has no fixed date for repayment.


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

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         On April 24, 2002 the Company entered into a Settlement Agreement with the two note holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, the note holders agreed to dismiss their lawsuit and convert their remaining unpaid obligation, inclusive of accrued and unpaid interest, into 8,500,000 shares of the Company's common stock, payable over a 180-day period. The Company has the option, until July 23, 2002, to cash out the note holders by remitting to them $475,000 by June 8, 2002 or $325,000 by July 23, 2002 in lieu of the balance of shares to be delivered. On April 24, 2002, the Company issued 1,460,725 and 664,275 shares of common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively (See Note 10(B)).


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

         (C) STOCK ISSUED FOR EXTINGUISHMENT OF DEBT

         During the three months ended September 30, 2001, the Company issued 1,190,000 shares of restricted common stock for the extinguishment of debt. The stock was valued based on the quoted trading price on the grant dates, which aggregated $357,001 (See Notes 6(A) and 6(B)).

NOTE 9.  RELATED PARTIES

         (A) GLOBAL COMMUNICATIONS TECHNOLOGIES PTY LTD

         Global Communications Technologies Pty Ltd, a related party, is wholly owned by Mr. May, a principal stockholder of the Company.

         (B) ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY. LTD.

         Advanced Communications Technology (Australia) Pty. Ltd., an Australian company, is 70% owned by Mr. May's wholly-owned company, Global Communications Technologies Pty Ltd.

         (C) LEGAL COUNSEL

         Certain of the Company's legal counsel are stockholders of the Company.

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. GOING CONCERN

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


NOTE 11. SUBSEQUENT EVENTS

         On August 29, 2001 we issued in the aggregate, 3,203,573 shares of our restricted common stock to the following parties: 1,233,333 to purchasers in connection with our Reg. D Section 506 private placement, 780,240 to professionals for legal and other services provided to us and 1,190,000 to employees and vendors of Advanced Communications (Australia) in partial repayment of our note payable. All shares were issued at $.30 per share for an aggregate value of $961,072.

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

         OVERVIEW

         We are a party to a license and distribution agreement for SpectruCell, a wireless software based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals through one base station. The SpectruCell product, which is based on the Software Defined Radio ("SDR") platform, is being developed to allow wireless communication network providers with the ability to not only direct multiple wireless frequencies (AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station but also to provide flexibility for future spectrum upgrades to 3G. The SpectruCell product is being developed by Advanced Communications Technologies, Pty (Australia) which we own a 20% interest in. Mr. May, a former officer and director and significant shareholder, owns 70% of Advanced Communications Technologies (Australia) Pty Ltd. through Global Communications Technology Pty Ltd., his wholly-owned company. Our license and distribution agreement encompasses a territory comprising North, Central, and South America and is for an indefinite period. It grants us the exclusive right to license, market and distribute SpectruCell and other products being developed by our affiliated entity throughout the North, Central and South American territories. On May 7, 2002, Advanced Communications (Australia) alleged that we are in default of the license and distribution agreement. We believe this allegation is without merit and intend to defend our rights.

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

         We expect to generate revenue from the licensing, marketing and distribution of the SpectruCell product under our license agreement. The license agreement gives us the exclusive right to market and distribute SpectruCell in North, Central and South America. The manufacturing of SpectruCell will be arranged by Advanced Communications (Australia). We have not had any meaningful revenues to date. For the year ended June 30, 2001, we had a net loss of $19,755, 566 or $.0.22 per share. At September 30, 2001, we had negative working capital of $2,427,753 and an accumulated deficit of $25,972,213.

         SpectruCell is being developed as a technology that, we believe, will reduce the network providers' cost for on-going upgrades to wireless formats 2.5 and 3G and beyond, as each upgrade will be software-based rather than hardware-based. We also believe that network providers implementing a SpectruCell network architecture will be able to protect their existing client base through continued support and expansion of their existing services while being able to support future 2.5 and 3G-based protocols. This flexible migration path for network operators means that they can protect their existing financial asset while giving the operator both a technical and financial migration to 2.5 and 3G.

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

         We are involved in litigation in Australia with Advanced Communications (Australia) regarding the license. On April 26, 2002, the Supreme Court of Victoria at Melbourne, Australia issued an interim order against Advanced

Communications (Australia) and Mr. May in connection with the ongoing litigation between Advanced Communications and Advanced Communications (Australia). The interim order prohibits Advanced Communications (Australia) and Mr. May from violating the terms of the license and distribution agreement. Based on a press release issued by Advanced Communications (Australia), Advanced Communications (Australia) appears to be seeking to license the SpectruCell technology to another entity in our territory. On April 26, 2002, the Australian court entered the interim order. On May 7, 2002, Advanced Communications received a notice alleging a breach from ACT-Australia stating that Advanced Communications had breached its obligation under the License Agreement. In addition, on May 7, 2002, ACT-Australia sent a termination notice formally terminating the license agreement. Advanced Communications believes the notice of breach and the termination notice are without merit and it is taking the necessary legal actions to prevent ACT-Australia from terminating its rights under the License Agreement. On May 8, 2002, the Australian court extended its April 26, 2002 order further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach and termination notice. On May 27, 2002, the Court held a full hearing on the injunction application, took the matter under advisement and indicated that it would rule on the matter in the near future. The parties are currently awaiting the judge's decision on this matter.

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

                  REVENUE AND COST OF SALES

         We did not generate any revenue for the quarter. Revenue for the three months ended September 30, 2000 was $36,739 and was generated entirely from our subsidiary's then operational U.S.-Pakistan international telephone distribution network. Cost of sales attributable to telephone network revenue was $44,782 for the quarterly period ended September 30, 2000.

                  OPERATING EXPENSES

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

         (b) LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations through the sale of common stock and convertible debentures and from unsecured loans from our major shareholder. We have raised approximately $2,900,000 before offering costs through the sale of these securities and have borrowed $821,200 from Roger May, a former officer and director of our company and a significant shareholder. These loans are non-interest bearing, are unsecured and have no fixed date for repayment.

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

         On August 14, 2001, we filed an S-1 Registration Statement to register 37,500,000 of our shares in connection with our proposed $12,000,000 equity line credit facility with Ladenburg Thalmann & Co., Inc. and Wanquay Limited. Based on comments received by the SEC relating to the terms and conditions of the proposed equity line and on advice of counsel, on November 30, 2001, we withdrew the Registration Statement with the SEC. Advanced Communications intends to terminate this equity line of credit facility.

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

         Our anticipated cash needs over the next 12 months consist of general working capital needs of $1,200,000, plus the repayment of outstanding indebtedness of $2,482,347. These obligations include outstanding secured convertible debentures in an amount of $200,750 that are subject of a pending lawsuit brought by the lenders, as well as accounts payable and accrued expenses of $806,111, accrued compensation of $531,550 and a loan payable to Global Communications Technologies Pty Ltd of $821,200 and a note payable to Grassland of $122,736.

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

         During December 2000, holders of $412,800 of convertible debentures elected to convert their notes into 1,803,545 of Advanced Communications'
restricted common stock. Advanced Communications further reduced these convertible debentures by offsetting a related convertible debentures in the amount of $36,450.

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

         Advanced Communications had a non-interest bearing note payable to Advanced Communications Technologies (Australia) Pty Ltd of $7,500,000 as of April 5, 2000. The following schedule represents payments on such debt by issuance of restricted common stock to either the affiliate or creditors of the affiliate. Such transactions were recorded at the market price of the stock at date of issuance.

                                        SHARES OF COMMON
                    DATE                  STOCK ISSUED             VALUE
                    ------------------ ------------------    -------------------

                    September 2000        5,000,000          $        3,500,000
                    October 2000(1)         460,000                     460,000
                    June 2001             1,137,000                     567,100
                    September 2001        1,190,000                     357,001
                                       ------------          ------------------
                                          7,787,000          $        4,884,101
                                       ============          ==================

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

         On February 27, 2002, our Board of Directors approved a resolution to reprice the private placement offering from $0.30 per share to $0.20 per share. This repricing will result in the issuance of an additional 2,146,967 shares of common stock and warrants to the private placement investors. These additional shares are included and are currently on file with the SEC. The exercise price of the underlying warrants will remain at $0.30 per share.

         During the three months ended December 31, 2001, Advanced Communications issued 137,727 shares of common stock, valued at $41,318 in payment of offering costs incurred. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering and has been netted against proceeds received from the issuance of shares.

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


         (d) ACT'S QUARTERLY STOCK PRICE

                   FOR THE QUARTER ENDED          HIGH            LOW
                   -------------------------  -------------  -------------

                   September 30, 2001             $ .41           $.25
                   June 30, 2001                    .68            .27
                   March 31, 2001                  1.03            .45
                   December 31, 2000               1.19            .48
                   September 30, 2000              1.25            .56

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


PART II- OTHER INFORMATION

         The statements in this quarterly report, Form 10-QSB, that are not historical constitute "forward-looking statements". Such forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiary to be materially different from any future results, performances or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

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

         On April 24, 2002, Advanced Communications entered into a Settlement Agreement with the two remaining September 1999 Convertible Debenture holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, Advanced Communications is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued interest. Advanced Communications has the option, until July 23, 2002, to substitute cash in lieu of shares. On closing, Advanced Communications issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002.

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

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         On May 7, 2002, Advanced Communications received a notice alleging a breach from Advanced Communications (Australia) stating that Advanced Communications had breached its obligation under the License Agreement. In addition, on May 7, 2002, ACT-Australia sent a termination notice formally terminating the License Agreement. Advanced Communications believes that the notice of breach and the termination are without merit and it is taking the necessary legal actions to prevent Advanced Communications (Australia) from terminating its rights under the License Agreement.

         On May 8, 2002, the Court extended its April 26, 2002 order further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach and termination notice. On May 27, 2002, the Court held a full hearing on the injunction application, took the matter under advisement and indicated that it would rule on the matter in the near future. The parties are currently awaiting the judge's decision on this matter.

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

         In January 2002, Advanced Communications entered into a Securities Purchase Agreement with the Buyers (as listed in Schedule 1 of the Securities
Purchase Agreement), pursuant to which we issued and sold to the Buyers One Million Dollars of convertible debentures. These debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.16 (i.e., 80% of the recent price of $0.20), then the holders of the convertible debentures would have received 7,812,500 shares of common stock. These convertible debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These convertible debentures have a term two years. At Advanced Communications' option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004.

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

         During the quarter ended September 30, 2001, Advanced Communications issued 3,203,573 shares of its restricted common stock, of which 780,240 shares valued at $244,224 were issued in exchange for services and 1,190,000 shares valued at $357,001 were issued to various employees and vendors of Advanced Communications (Australia) in partial repayment of amounts payable.

         As of September 30, 2001 and June 30, 2001, $200,750 of Secured Convertible Debentures were outstanding. Advanced Communications was in default based on the April 1, 2000 due date. On April 24, 2002, Advanced Communications agreed to settle this matter by issuing a total of 8,500,000 shares of common stock over a 180-day period.

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

         During the quarter ended September 30, 2001, we issued an additional 1,233,333 shares of restricted common stock for cash and warrants at $0.30 per share that were subscribed for prior to August 2001. On February 27, 2002, our Board of Directors approved a resolution to reprice the private placement offering from $0.30 per share to $0.20 per share. This repricing will result in the issuance of an additional 2,146,967 shares of common stock and warrants to the private placement investors. These additional shares are included in the Registration Statement currently on file with the SEC. The exercise price of the underlying warrants will remain at $0.30 per share.

         During December 2000, holders of $412,800 of convertible debentures elected to convert their notes into 1,803,545 of Advanced Communications'
restricted common stock. Advanced Communications further reduced these convertible debentures by offsetting a related convertible debentures in the amount of $36,450.

         As of April 5, 2000, Advanced Communications had a non-interest bearing note payable to Advanced Communications Technologies (Australia) of $7,500,000. The following schedule represents payments on such debt by issuance of restricted common stock to either the affiliate or creditors of the affiliate. Such transactions were recorded at the market price of the stock at date of issuance.

                                                 SHARES OF
                                                  COMMON
             DATE                               STOCK ISSUED       VALUE
             --------------------------------  --------------  --------------
             September 2000                         5,000,000  $    3,500,000
             October 2000(1)                          460,000         460,000
             June 2001                              1,137,000         567,100
             September 2001                         1,190,000         357,001
             December 2001
                                               --------------  --------------
                                                    7,787,000  $    4,884,101
                                               ==============  ==============

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

         On September 30, 1999, Advanced Communications entered into secured convertible debentures purchase agreement with two companies, which were stockholders of Advanced Communications, whereby Advanced Communications sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, which were convertible into shares of Advanced Communications' Common Stock. In addition, on September 30, 1999, Advanced Communications issued another convertible debenture to an unrelated party in the amount of $150,000. The debentures were convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion was to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date. The convertible debentures contained a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $650,000, was recorded as an interest expense and a component of equity on the issuance date during the fiscal year ended June 30, 2000. Currently, none of these secured convertible debentures are outstanding.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

         As of  September  30,  2001 and  June 30,  2001,  $200,750  of  Secured
Convertible Debentures were outstanding. Advanced Communications is in default based on the April 1, 2000 due date. On April 24, 2002, Advanced Communications agreed to settle this matter by issuing a total of 8,500,000 shares of common stock over a 180-day period.

         We were obligated to pay $150,000 to a company (the "Payee") pursuant to a convertible promissory note. During December 1997, we issued 75,000 of its common shares to settle the amounts due to the Payee. However, a dispute arose as to whether the Payee authorized the issuance of the shares. The Payee filed a suit during December 1997 to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable at June 30, 2000 of $234,507. In June 2000, the parties agreed to settle the matter for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. Advanced Communications made a payment of $50,000 by June 30, 2000. The $150,000 remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by Advanced Communications. The revised obligation was to be paid by August 14, 2000. Advanced Communications defaulted on this revised payment obligation and a judgment against Advanced Communications was entered. In October 2000, Advanced Communications sold the 75,000 shares of stock realizing $41,802 which it remitted in partial repayment of its outstanding debt. As of June 30, 2001, Advanced Communications' remaining balance and accrued interest on this obligation was $118,530. An additional $4,206 of interest was accrued on this note and on October 19, 2001 Advanced Communications paid the obligation in full. On October 24, 2001 Advanced
Communications received notice from the court that its judgment has been satisfied.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

EXHIBIT NO.           DESCRIPTION                                              LOCATION
--------------------  -------------------------------------------------------  ----------------------------------------------
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
                                                                               August 14, 2001



EXHIBIT NO.           DESCRIPTION                                              LOCATION
--------------------  -------------------------------------------------------  ----------------------------------------------

2.6                   Bylaws, as currently in effect                           Incorporated by reference to Exhibit 3.2 to
                                                                               Form S-1 Registration Statement filed on
                                                                               August 14, 2001

2.7                   Fourth Amendment to Articles of Incorporation            Incorporated by reference to Exhibit 2.7 to
                                                                               the Form SB-2 filed with the SEC on March 5,
                                                                               2002

10.1                  Lease Agreement dated as of November 27, 2001 between    Incorporated by reference to Exhibit 10.1 to
                      the Company and Continental Development, L. P. II        the Form SB-2 filed with the SEC on March 5,
                                                                               2002

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

10.11                 Transfer Agent Instructions                              Incorporated by reference to Exhibit 10.11 to
                                                                               the Company's Form 10-QSB filed on February
                                                                               12, 2002


EXHIBIT NO.           DESCRIPTION                                              LOCATION
--------------------  -------------------------------------------------------  ----------------------------------------------

10.12                 Escrow Agreement dated January 10, 2002, by and among    Incorporated by reference to Exhibit 10.12 to
                      Advanced Communications Technologies, Inc., Buyers and   the Company's Form 10-QSB filed on February
                      First Union National Bank                                12, 2002

10.13                 Equity Line of Credit Agreement dated January 10,        Incorporated by reference to Exhibit 10.13 to
                      2002, by and between Cornell Capital Partners, LP and    the Company's Form 10-QSB filed on February
                      Advanced Communications Technologies, Inc.               12, 2002

10.14                 Registration Rights Agreement dated January 10, 2002,    Incorporated by reference to Exhibit 10.14 to
                      by and between Advanced Communications Technologies,     the Company's Form 10-QSB filed on February
                      Inc.                                                     12, 2002

10.15                 Placement Agent Agreement dated January 10, 2002, by     Incorporated by reference to Exhibit 10.15 to
                      and between Advanced Communications Technologies, Inc.   the Company's Form 10-QSB filed on February
                      and Westrock Advisors, Inc.                              12, 2002

10.16                 Escrow Agreement dated January 10, 2002, by and among    Incorporated by reference to Exhibit 10.16 to
                      Advanced Communications Technologies, Inc., Cornell      the Company's Form 10-QSB filed on February
                      Capital Partners, LP , Butler Gonzalez LLP and First     12, 2002
                      Union National Bank

10.17                 License and Distribution Agreement dated as of July 5,   Incorporated by reference to Exhibit 10.17 to
                      2000, between Advanced Communications Technologies,      the Company's Amendment to Form 10-KSB filed
                      Inc. and Advanced Communications Technologies            on May 23, 2002.
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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. (REGISTRANT)

/s/ Wayne I. Danson                                             June 5, 2002
-----------------------------------------------------           ------------
Wayne I. Danson                                                 Date
President (Principal Executive Officer), Chief Financial
Officer (Principal Accounting Officer) and Director