Form 10QSB/A
period 2001-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-06-05
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT NO. 1 TO THE FORM 1O-QSB

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

LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY:

LIABILITIES

 CURRENT LIABILITIES
   Accounts payable and accrued
    expenses                                    $   847,737        $   844,205
   Accrued compensation                             566,550            479,050
   Note Payable-Grassland                                --            118,530
   Loan Payable to shareholder                      992,736            796,000
   Convertible debentures                           200,750            200,750
   Short-term loan payable                          325,000                 --
   Other advances                                    63,000                 --
   Interest payable                                   1,000                 --
                                                -----------        -----------

TOTAL CURRENT LIABILITIES                         2,996,773          2,438,535

LONG-TERM LIABILITIES
  Notes Payable-affiliate                         1,791,166          2,173,167
                                                -----------        -----------

TOTAL LIABILITIES                               $ 4,787,939        $ 4,611,702
                                                -----------        -----------

STOCKHOLDERS' DEFICIENCY
  Common stock, no par value,
   200,000,000 and 100,000,000 shares
   authorized, respectively, 98,250,897
   and 94,489,916 shares issued and
   outstanding, respectively                     23,793,753         22,696,193
  Common stock to be issued, 0 and
   833,333 shares, respectively                          --            250,000
  Accumulated deficit                           (26,624,173)       (25,515,955)
                                                ------------       ------------

TOTAL STOCKHOLDERS' DEFICIENCY                  $(2,830,420)       $(2,569,762)
                                                ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY                                    $ 1,957,519        $ 2,041,940
                                                ============       ============

    The accompanying notes are an integral part of these financial statements

                       ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                         FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                 ENDED                                ENDED
                                    --------------------------------    ---------------------------------
                                     DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                         2001              2000              2001              2000
                                    --------------- ----------------    ---------------- ----------------

TELEPHONE NETWORK REVENUE            $         -       $    13,261       $         -       $    50,000
COST OF REVENUES                               -           (12,528)                -           (57,310)
                                    --------------- ----------------    ---------------- ----------------
GROSS PROFIT (LOSS)                            -               733                 -            (7,310)
                                    --------------- ----------------    ---------------- ----------------

OPERATING EXPENSES

  Consulting fees                    $   124,453       $   153,000       $   224,453       $   306,125
  Depreciation and amortization          101,000           262,543           202,000           525,085
  Professional fees                      210,061           176,279           340,809           175,981
  Other selling, general and
  administrative expenses                185,446           190,425           275,750           305,466
  Stock-based compensation                30,000           133,000            60,000           146,120
                                    --------------- ----------------    ---------------- ----------------

TOTAL OPERATING EXPENSES                 650,960           915,247         1,103,012         1,458,777
                                    --------------- ----------------    ---------------- ----------------

LOSS FROM OPERATIONS                    (650,960)         (914,514)       (1,103,012)       (1,466,087)
                                    --------------- ----------------    ---------------- ----------------
OTHER INCOME/(EXPENSE)
  Interest expense                        (1,000)                -            (5,206)                -
  Loss from investment in affiliate            -          (115,153)                -          (237,290)
  Other income                                 -                 -                 -                 -
                                    --------------- ----------------    ---------------- ----------------

TOTAL OTHER INCOME/(EXPENSE)              (1,000)         (115,153)           (5,206)         (237,290)
                                    --------------- ----------------    ---------------- ----------------

LOSS BEFORE EXTRAORDINARY GAINS      $  (651,960)      $(1,029,667)      $(1,108,218)      $(1,703,377)

EXTRAORDINARY GAINS
  Gains on extinguishment of debt              -            23,000                 -            23,000
                                    --------------- ----------------    ---------------- ----------------

NET (LOSS)                           $  (651,960)      $(1,006,667)      $(1,108,218)      $(1,680,377)

OTHER COMPREHENSIVE (LOSS),
 NET OF TAX
  Unrealized (loss) on
   marketable securities                       -            (4,290)                -            (4,875)
                                    --------------- ----------------    ---------------- ----------------

COMPREHENSIVE (LOSS)                 $  (651,960)      $(1,010,957)      $(1,108,218)      $(1,685,252)
                                    =============== ================    ================ ================

Net (loss) per share-basic
 and diluted                         $     (0.01)      $      0.01)      $     (0.01)      $     (0.02)            (
                                    =============== ================    ================ ================

Weighted average number of
 shares outstanding during the
 period-basic and diluted             98,157,087        87,719,218        96,898,056        84,753,575
                                    =============== ================    ================ ================

              The accompanying notes are an integral part of these financial statements


                                      ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                           FOR THE PERIOD JULY 1, 2000 TO DECEMBER 31, 2001

                                                                                  COMMON STOCK
                                                                                  TO BE ISSUED
                                          COMMON STOCK          ACCUMULATED   --------------------    COMMON STOCK
                                       SHARES      AMOUNT          DEFICIT     SHARES        AMOUNT      ADVANCES        TOTAL
                                     ---------   ----------     --------------------------------------------------------------------

BALANCE AT JUNE 30, 2000            82,227,280  $ 16,865,441    $ (5,783,389)        --    $     --   $   375,000   $  10,707,052

Stock issued for cash                3,060,600       642,726                                                              642,726
Stock warrants issued for cash              --       275,454                                                              275,454
Stock to be issued                                                              833,333     250,000                       250,000
Stock issued for offering costs        250,000            --                                                                   --
Stock issued for services            1,051,491       328,870                                                              328,870
Stock issued for extinguishment
 of debt                             6,597,000     4,545,902                                                            4,545,902
Stock issued for  conversion
 of  convertible debt                1,803,545       412,800                                                              412,800

Common stock retired                  (500,000)     (375,000)                                            (375,000)             --
Net (loss) for period                                            (19,732,566)                                         (19,732,566)
                                    ------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001            94,489,916  $ 22,696,193   $ (25,515,955)   833,333    $250,000   $        --    $ (2,569,762)
                                    ------------------------------------------------------------------------------------------------

Stock issued for services              780,240       244,224                                                              244,224
Stock issued for extinguishments
 of debt                             1,190,000       357,001                                                              357,001
Stock issued for cash                1,233,333       260,000                   (800,000)   (240,000)                       20,000
Stock warrants issued for cash                       110,000                                                              110,000
Net (loss) for the period                                           (456,258)                                            (456,258)
                                    ------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2001       97,693,489  $ 23,667,418   $ (25,972,213)    33,333    $ 10,000   $        --    $ (2,294,795)
                                    ------------------------------------------------------------------------------------------------

Stock issued for services              419,681       126,335                    (33,333)    (10,000)                      116,335
Stock issued for offering costs        137,727            --                                                                    0
Net (loss) for the period                                           (651,960)                                            (651,960)
                                    ------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001        98,250,897  $ 23,793,753   $ (26,624,173)        --    $     --   $       --     $ (2,830,420)
                                    ================================================================================================

                               The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                  FOR THE SIX MONTHS ENDED
                                             -----------------------------------
                                               DECEMBER 31,       DECEMBER 31,
                                                  2001                2000
                                             ----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                   $   (1,108,218)   $   (1,680,377)
Adjustments to reconcile net loss
 to net cash used:
  Depreciation and amortization                     202,000           525,085
  Expenses incurred in exchange for
   common stock                                     360,559            54,570
  Gain on extinguishment of debt                          -           (23,000)
  (Loss) on minority interest in
   affiliate                                              -           237,290

Changes in operating assets and
 liabilities:

(Increase) decrease in assets
  Prepaid expense                                      (634)           46,118
  Other deposits                                     (7,700)           40,000

Increase (decrease) in liabilities:
  Accounts payable                                    3,532           280,376
  Interest payable                                    1,000                 -
  Accrued compensation                               87,500           142,500
  Other advances                                     63,000                 -
  Deferred revenue                                        -           (50,000)
                                             ----------------  -----------------
  NET CASH USED IN OPERATING
   ACTIVITIES                                      (398,961)         (427,438)
                                             ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan to affiliated company                              -           (10,108)
  Purchase of fixed assets                                -            (8,580)
  Repayment of affiliate note payable               (25,000)                 -
                                             ----------------  -----------------
  NET CASH USED IN INVESTING ACTIVITIES             (25,000)          (18,688)
                                             ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of note payable                        (118,530)          (41,802)
  Loan proceeds from shareholder                    196,736           431,000
  Proceeds from sale of stock                             -            41,802
  Proceeds from issuance of common stock
   and warrants, net of offering costs              130,000                 -
  Proceeds from issuance of short-term note         325,000                 -
                                             ----------------  -----------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES         533,206           431,000
                                             ----------------  -----------------

Net increase (decrease) in cash                     109,245           (15,126)

Cash and cash equivalents at beginning
 of period                                            6,816            30,154
                                             ----------------  -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                    $     116,061      $     15,028
                                             ================  =================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the six months ended December 31, 2001, the Company issued 1,190,000 shares of common stock valued at $357,001 in partial repayment of Notes Payable held by a related Australian Corporation in which we hold a 20% investment. The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------

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

(A) ORGANIZATION
----------------

The Company was formed on April 30, 1998 and was inactive from its date of formation until April 1999 when it acquired all of the issued and outstanding stock of Media Forum International, Inc. ("MFI") in a reverse merger. The merger was treated as an acquisition of all of the assets of MFI and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart") an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technology (Australia) Pty Ltd ("ACT-AU"), an unconsolidated affiliated entity. The Company accounts for its investment in ACT-AU under the equity method of accounting. On July 5, 2000, the Company entered into a License and Distribution Agreement with Advanced Communications Technologies (Australia) Pty Ltd. pursuant to which the Company has the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. The License and Distribution Agreement is effective for an indefinite period. The parties to this License and Distribution Agreement are currently involved in litigation in connection with this agreement. In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of ACT-AU. In November 2000, the Company formed Advanced Network Technologies (USA), Inc. ("ANT"), a Delaware corporation owned 70% by the Company and 30% by ACT-AU. Both Australon and ANT are inactive. The Company will account for the future results of operations of Australon on an equity basis and ANT on a consolidated basis.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The future adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2.  INVESTMENT IN UNCONSOLIDATED AFFILIATE
-------  --------------------------------------

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

The following information is provided for ACT-AU at December 31, 2001 and 2000 and have been translated to US dollars using the average exchange rate for the six month period:

                                               DECEMBER 31,        DECEMBER 31,
                                                  2001                2000
    Average exchange rate for the period    $        .51393    $         .55820

    Revenue from operations                 $       639,882    $          6,851
    Gross profit                            $       639,882    $          6,851
    Net loss from operations                $   (3,163,694)    $    (1,195,132)
    Net loss for the period                 $   (3,163,694)    $    (1,195,132)


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

The components of the investment in ACT-AU at December 31, 2001 are as follows:



                                  INVESTMENT       GOODWILL         TOTAL

   At acquisition               $  3,657,472    $  15,692,528    $  19,350,000

   Cumulative Investment loss     (3,657,472)              --       (3,657,472)
   Amortization of goodwill              --        (1,292,664)      (1,292,664)
   Impairment of goodwill                --       (12,399,864)     (12,399,864)
                                  ------------    -------------    -------------
                                  ------------    -------------    -------------

   Balance at June 30, 2001     $        --     $   2,000,000    $   2,000,000
   Cumulative amortization of
     goodwill through 12/31/01                       (200,000)        (200,000)
                                  ------------    -------------    -------------
                                  ------------    -------------    -------------
   Balance at December 31, 2001 $               $    1,800,000   $    1,800,000
                                  ============    =============    =============

NOTE 3.  REALIZED LOSS ON DECLINE IN MARKETABLE SECURITIES
----------------------------------------------------------

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

NOTE 4.  PROPERTY AND EQUIPMENT
-------------------------------

      Computer and office equipment                   $              31,234
      Less:  Accumulated depreciation                               (13,635)
                                                           ------------------
           Property and equipment - net               $              17,599
                                                           ==================


Depreciation expense for the six months ended December 31, 2001 was $2,000.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  ACCRUED COMPENSATION
-------  --------------------

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

NOTE 6.  NOTES AND LOAN PAYABLE
-------  ----------------------

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

(B) NOTE PAYABLE TO ADVANCED COMMUNICATIONS TECHNOLOGIES (AUSTRALIA) PTY LTD
----------------------------------------------------------------------------

The Company had a non-interest bearing note payable to Advanced Communications Technologies (Australia) Pty Ltd of $7,500,000 as of April 5, 2000 (See Note 2). The following schedule represents payments on such debt by issuance of restricted common stock to either Advanced Communications Technologies
(Australia) Pty Ltd or to creditors. Such transactions were recorded at the market price of the stock at date of issuance.

             DATE                SHARES OF COMMON                  VALUE
                                   STOCK ISSUED

    September 2000                 5,000,000         $          3,500,000
    October 2000        (1)          460,000                      460,000
    June 2001                      1,137,000                      567,100
    September 2001                 1,190,000                      357,001
                            -----------------------      -----------------------
                                   7,787,000         $          4,884,101
                            -----------------------      -----------------------

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(C) LOAN PAYABLE TO SHAREHOLDER
-------------------------------

As of December 31, 2001, the Company owed Global Communications Technology Pty, an Australian company wholly-owned by Mr. May, a former officer and director of the Company, $992,736 for funds advanced to the Company to provide working capital and for the repayment of certain of the Company's obligations. This loan is non-interest bearing and unsecured and has no fixed date for repayment.

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

NOTE 7.  CONVERTIBLE DEBENTURES
-------------------------------

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

NOTE 8.  STOCKHOLDERS' EQUITY (DEFICIENCY)
------------------------------------------

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

During the three months ended December 31, 2001, the Company issued 137,727 shares of common stock, valued at $41,318 in payment of offering costs incurred. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering. Such amounts have been netted against proceeds received from the issuance of shares in the prior quarter.

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

NOTE 9.  RELATED PARTIES
------------------------

(A) GLOBAL COMMUNICATIONS TECHNOLOGIES PTY LTD
----------------------------------------------

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

NOTE 10. GOING CONCERN
----------------------

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

NOTE 11. SUBSEQUENT EVENTS
--------------------------

In January 2002, the Company entered into a Securities Purchase Agreement with Buyers (as listed in Schedule 1 of the Securities Purchase Agreement), where it shall issue and sell to Buyers up to One Million Dollars of convertible debentures the Company has outstanding convertible debentures with an original principal balance of $1,000,000. Pursuant to the Convertible Debenture financing, the Company received $564,000 net of financing and closing costs and the repayment of the $325,000 90-day note. These debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.16 (i.e., 80% of the recent price of $0.20), then the holders of the convertible debentures would have received 7,812,500 shares of common stock. These convertible debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These convertible debentures have a term two years. At the Company's option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004. The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded as an interest expense and a component of equity on the issuance date.

In January 2002, the Company also entered into an Equity Line of Credit. Under this agreement, the Company may periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $30 million. The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. Cornell Capital Partners, L.P. will purchase the shares of common stock for a 9% discount to the lowest closing bid price of our common stock during the five trading days after an advance notice. In addition, Cornell Capital Partners may retain 3% of each advance under the Equity Line of Credit. In addition, Cornell Capital Partners is entitled to retain 3% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $740,000, payable in shares of its common stock. On January 28, 2002, the Company issued 2,960,000 shares of restricted common stock to Cornell Capital Partners, LP with a market value of $740,000 as a commitment fee for the equity line facility. Additionally, Westrock Advisors, Inc. was paid a fee of 40,000 shares of common stock, which is equal to $10,000 at a closing bid of $0.25 on January 10, 2002 for acting as the placement agent. Cornell Capital Partners intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. The Company's ability to draw upon the Equity Line of Credit is conditioned upon it registering with the SEC the shares of common stock to be issued under the Equity Line of Credit.

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

We expect to generate revenue from the licensing, marketing and distribution of the SpectruCell product under our license agreement. The license agreement gives us the exclusive right to market and distribute SpectruCell in North, Central and South America. The manufacturing of SpectruCell will be arranged by Advanced Communications (Australia). We have not had any meaningful revenues to date. For the six months ended December 31, 2001, we had a net loss of $1,108,218 or $0.01 per share. At December 31, 2001, we had negative working capital of $2,870,078 and an accumulated deficit of $26,624,173.

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

We are involved in litigation in Australia with Advanced Communications (Australia) regarding the license. On April 26, 2002, the Supreme Court of Victoria at Melbourne, Australia issued an interim order against Advanced Communications (Australia) and Mr. May in connection with the ongoing litigation between Advanced Communications and Advanced Communications (Australia). The interim order prohibits Advanced Communications (Australia) and Mr. May from violating the terms of the license and distribution agreement. Based on a press release issued by Advanced Communications (Australia), Advanced Communications (Australia) appears to be seeking to license the SpectruCell technology to another entity in our territory. On April 26, 2002, the Australian court entered the interim order. On May 7, 2002, Advanced Communications received a notice alleging a breach from ACT-Australia stating that Advanced Communications had breached its obligation under the License Agreement. In addition, on May 7, 2002, ACT-Australia sent a termination notice formally terminating the License Agreement. Advanced Communications believes the allegation is without merit and it is taking the necessary legal actions to prevent ACT-Australia from terminating its rights under the license agreement. On May 8, 2002, the Australian court extended its April 26, 2002 order further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach and termination notice. On May 27, 2002, the Court held a full hearing on the injunction application, took the matter under advisement and indicated that it would rule on the matter in the near future. The parties are currently awaiting the judge's decision on this matter.

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

REVENUE. We did not generate any revenue for the six months ended December 31, 2001. Revenue for the six-months ended December 31, 2000 was $50,000 and was realized entirely from our subsidiary's then operational U.S.-Pakistan international telephone distribution network. Cost of sales attributable to telephone network revenue was $57,310 for the six-months ended December 31, 2000.

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


     (B) LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the sale of common stock and convertible debentures and from unsecured loans from our major shareholder. We have raised approximately $2,900,000 before offering costs through the sale of these securities and have borrowed $992,736 from Roger May, a former officer and director of our company and a significant shareholder. These loans are non-interest bearing, are unsecured, and have no fixed date for repayment.

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

On January 10, 2002, we executed various financing agreements with Cornell Capital Partners, LP ("Cornell"), a New Jersey-based hedge fund whereby Cornell and certain other investors purchased from us $1 million of two-year Convertible Debentures and Cornell entered into a $30 million Equity Line of Credit. Pursuant to the Convertible Debenture financing, we received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety-day note. Under the terms of the $30 million structured equity facility, we have the right to require Cornell to make monthly purchases of up to $2 million of our stock on a discounted basis. These debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.024 (i.e., 80% of the recent price of $0.03), then the holders of the convertible debentures would have received 41,666,667 shares of common stock. These convertible debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These convertible debentures have a term two years. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004. The issuance of shares upon conversion of the Debentures or pursuant to the Equity Line of Credit will have a dilutive impact on our existing stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue upon conversion of the debentures or under the Equity Line of Credit. If our stock price is lower, then our existing stockholders would experience greater dilution.

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

Our anticipated cash needs over the next 12 months consist of general working capital needs of $1,200,000, plus the repayment of outstanding indebtedness of $2,996,773. These obligations include outstanding secured convertible debentures in an amount of $200,750 that are subject of a pending lawsuit brought by the lenders, as well as accounts payable and accrued expenses of $847,737, accrued compensation of $566,550, a loan payable to a shareholder of $992,736, a short-term loan payable of $326,000, including interest and other advances of $63,000.

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

Advanced Communications had a non-interest bearing note payable to Advanced Communications Technologies (Australia) Pty Ltd of $7,500,000 as of April 5, 2000. The following schedule represents payments on such debt by issuance of restricted common stock to either Advanced Communications Technologies
(Australia) Pty Ltd or creditors of Advanced Communications Technologies (Australia) Pty Ltd . Such transactions were recorded at the market price of the stock at date of issuance.

                             SHARES OF COMMON
      DATE                     STOCK ISSUED               VALUE
      --------------------  -------------------   ------------------------

      September 2000             5,000,000           $           3,500,000
      October 2000(1)              460,000                         460,000
      June 2001                  1,137,000                         567,100
      September 2001             1,190,000                         357,001
                            --------------        ------------------------
                                 7,787,000           $           4,884,101
                            ==============        ========================

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

     (C) EQUITY LINE OF CREDIT

SUMMARY. In January 2002, we entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain a fee of 3% of each advance under the Equity Line of Credit. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission.

EQUITY LINE OF CREDIT EXPLAINED. Pursuant to the Equity Line of Credit, we may periodically sell shares of common stock to Cornell Capital Partners, L.P. to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every 5 trading days. A closing will be held 7 trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount, less the 3% retention.

We may request advances under the Equity Line of Credit once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $30.0 million or two years after the effective date of the accompanying registration statement, whichever occurs first.

The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. The amount available under the Equity Line of Credit is not dependent on the price or volume of our common stock.

We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. Assuming we issued the maximum number of shares of common stock being registered at a recent price of $0.03 per share, we would issue 70,000,000 shares of common stock to Cornell Capital Partners, L.P. for gross proceeds of $2,100,000, or $27,900,000 less than is available under the Equity Line of Credit. These shares would represent 41% of our outstanding common stock upon issuance. We are registering 70,000,000 shares of common stock for the sale under the Equity Line of Credit and the conversion of debentures. Accordingly, we would need to register additional shares of common stock in order to fully utilize the $30.0 million available under the Equity Line of Credit at the current price of $0.03 per share.

There is an inverse relationship between our stock price and the number of shares to be issued under the Equity Line of Credit. That is, as our stock price declines, we would be required to issue a greater number of shares under the Equity Line of Credit for a given advance. This inverse relationship is demonstrated by the following table, which shows the number of shares to be issued under the Equity Line of Credit at a recent price of $0.03 per share and 25%, 50% and 75% discounts to the recent price.

  Purchase Price:         $0.0075         $0.0150         $0.0225        $0.0300


  No. of Shares(1): 4,000,000,000   2,000,000,000   1,333,333,333  1,000,000,000


  Total
  Outstanding(2):   4,102,530,897   2,102,530,897   1,435,864,230  1,102,530,897

  Percent
  Outstanding(3):           97.5%           95.1%           92.9%          90.7%

__________________

(1) Represents the number of shares of common stock to be issued to Cornell Capital Partners, L.P. at the prices set forth in the table. Note that the number of shares of common stock reflected in the table are in excess of our authorized common stock. A shareholders' meeting would be required in order to issue shares in excess of that authorized.


(2) Represents the total number of shares of common stock outstanding after the issuance of the shares to Cornell Capital Partners, L.P.


(3) Represents the shares of common stock to be issued as a percentage of the total number shares outstanding.


The issuance of shares under the Equity Line of Credit may result in a change of control. That is, up to 4,000,000,000 shares of common stock could be issued under the Equity Line of Credit, although initially we intend to register 70,000,000 shares of common stock under the Equity Line of Credit. If all or a significant block of these shares are held by one or more stockholders working together, then such stockholder or stockholders would have enough shares to assume control of Advanced Communications by electing its or their own directors.

We expect to incur expenses of approximately $85,000 in connection with registering the Equity Line of Credit with Securities and Exchange Commission, consisting primarily of professional fees. In addition, Cornell Capital Partners will retain 3% of each advance. In connection with the Equity Line of Credit, we paid Cornell Capital Partners a commitment fee of $740,000, which was paid by the issuance of 2,960,000 shares of common stock. The number of shares issued for the commitment fee was equal to $0.25 per share. In addition, we issued 40,000 shares of common stock, valued at $10,000, to Westrock Advisors, Inc., a registered broker-dealer, as a placement agent fee.

     (D) ACQUISITIONS

On September 7, 2001 we entered into a Letter of Intent with Advanced Communications Technologies, Pty (Australia) to acquire all of the intellectual property, including the worldwide rights (other than rights to territories that we currently possess) for the licensing and distribution of the SpectruCell product (the "IP Rights"). The Letter of Intent which was executed by Messrs
Roberts and May on behalf of Advanced Communications Technologies, Pty (Australia) and us, respectively, includes various conditions precedent to the transfer of the IP Rights including, but not limited to, the raising by us of $80 million in the US capital markets, appropriate regulatory approvals, approval by both our Board of Directors and shareholders, appropriate due diligence and definitive agreements. During the period from January 2002 to present, we, along with our Australian financial and legal advisors, have attempted to negotiate with Mr. May in good faith to enter into a Non-Disclosure Agreement to allow us to commence our due diligence on the financial, legal and technological affairs of Advanced Communications Technologies (Australia) Pty Ltd. In addition, during this period we have filed two lawsuits against Mr. May and Advanced Communications Technologies (Australia) Pty Ltd. for breach of our April 5, 2000 Stock Purchase Agreement and July 5, 2000 License and Distribution Agreement. Consequently, we have been unable to execute any Non-Disclosure Agreement nor commence any active or meaningful negotiations with Mr. May for the acquisition of the SpectruCell technology pursuant to the terms of the September 7, 2001 Letter of Intent. Because of the matters described above, there can be no assurance that the proposed acquisition of all of the tangible and intangible (including the IP Rights) assets will be completed under the terms and conditions as expressed in the Letter of Intent or at all.


         (E) ACT'S QUARTERLY STOCK PRICE

         FOR THE QUARTER ENDED                      HIGH              LOW
         --------------------------------------  --------------   -------------

         March 31, 2002                               $.30              $.05
         December 31, 2001                             .38               .17
         September 30, 2001                            .41               .25
         June 30, 2001                                 .68               .27
         March 31, 2001                               1.03               .45

         FOR THE QUARTER ENDED                      HIGH              LOW
         --------------------------------------  --------------   -------------
         December 31, 2001                            $.38              $.17
         September 30, 2001                            .41               .25
         June 30, 2001                                 .68               .27
         March 31, 2001                               1.03               .45
         December 31, 2000                            1.19               .48

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

On May 7, 2002, Advanced Communications received a notice alleging a breach from Advanced Communications (Australia) stating that Advanced Communications had breached its obligation under the License Agreement. In addition, on May 7, 2002, ACT-Australia sent a termination notice formally terminating the License

Agreement. Advanced Communications believes that the notice of breach and the termination notice are without merit and it is taking the necessary legal actions to prevent Advanced Communications (Australia) from terminating its rights under the License Agreement.

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

As of April 5, 2000, Advanced Communications had a non-interest bearing note payable to Advanced Communications Technologies (Australia) Pty Ltd of $7,500,000. The following schedule represents payments on such debt by issuance of restricted common stock to either Advanced Communications Technologies
(Australia) Pty Ltd or creditors of Advanced Communications Technologies (Australia) Pty Ltd . Such transactions were recorded at the market price of the stock at date of issuance.

                                     SHARES OF
                                       COMMON
         DATE                      STOCK ISSUED            VALUE
         ---------------------    -------------  -----------------

         September 2000               5,000,000      $   3,500,000
         October 2000(1)                460,000            460,000
         June 2001                    1,137,000            567,100
         September 2001               1,190,000            357,001
         December 2001
                                  -------------  -----------------
                                      7,787,000      $   4,884,101
                                  =============  =================

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

On September 30, 1999, Advanced Communications entered into secured convertible debentures purchase agreement with two companies, which were stockholders of Advanced Communications, whereby Advanced Communications sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, which were convertible into shares of Advanced Communications' Common Stock. In addition, on September 30, 1999, Advanced Communications issued another convertible debenture to an unrelated party in the amount of $150,000. The debentures were convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion was to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date. The convertible debentures contained a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $650,000, was recorded as an interest expense and a component of equity on the issuance date during the fiscal year ended June 30, 2000. Currently, none of these debentures are outstanding.

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

ITEM 3. DEFAULTS ON SENIOR SECURITIES

As of December 31, 2001 and June 30, 2001, $200,750 of Secured Convertible Debentures were outstanding. Advanced Communications is in default based on the April 1, 2000 due date. On April 24, 2002, Advanced Communications agreed to settle this matter by agreeing to issue a total of 8,500,000 shares of common stock over a 180-day period.

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

ADVANCED COMMUNICATIONS
TECHNOLOGIES, INC. (REGISTRANT)

/s/ Wayne I. Danson                                             June 5, 2002
--------------------------------------------------------        ----------------
Wayne I. Danson                                                 Date
President (Principal Executive Officer), Chief Financial
Officer (Principal Accounting Officer) and Director