Form 10QSB/A
period 2002-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-06-05
CIK 1100820

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

                                 (310) 416-1270
                         (Registrant's telephone number)

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

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              March 31, 2002       June 30, 2001
                                                (Unaudited)          (Audited)
                                                -----------          ---------

ASSETS:

   Cash                                            $164,359         $     6,816
   Prepaid expenses                                   3,000              10,000
                                                 ----------           ----------

TOTAL CURRENT ASSETS                                167,359             16,816
                                                 ----------           ----------

PROPERTY & EQUIPMENT - NET                           18,274              19,599
                                                 ----------           ----------

OTHER ASSETS
   Goodwill, less accumulated amortization
     of $300,000                                  1,700,000           2,000,000
   Deposits                                          13,225               5,525
   Other receivables                                  9,927                  --
   Deferred bond financing costs, less
     accumulated amortization of $6,667              73,333                  --
                                                 ----------          -----------

TOTAL OTHER ASSETS                                1,796,485           2,005,525
                                                 ----------         ------------

TOTAL ASSETS                                    $ 1,982,118         $ 2,041,940
                                               ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

LIABILITIES

  CURRENT LIABILITIES
   Accounts payable and accrued expenses           $683,002         $  844,205
   Accrued compensation                             172,183            479,050
   Note Payable-Grassland                                --            118,530
   Loan Payable to shareholder                    1,055,736            796,000
   Convertible debentures                         1,200,750            200,750
   Interest payable                                  10,417                 --
                                                 ----------         ------------

TOTAL CURRENT LIABILITIES                         3,122,088           2,438,535

LONG-TERM LIABILITIES
   Notes Payable-Unconsolidated affiliate         1,791,166           2,173,167
                                                  ---------         ------------

TOTAL LIABILITIES                                $4,913,254         $ 4,611,702
                                                 ----------          -----------

STOCKHOLDERS' DEFICIENCY
   Common stock, no par value, 200,000,000
     and 100,000,000 shares authorized,
     respectively, 106,731,332 and
     94,489,916 shares issued and
     outstanding, respectively                   25,214,690          22,696,193
   Common stock to be issued, 0 and
     833,333 shares, respectively                        --             250,000
   Less:  Deferred commitment fees, net
     of accumulated amortization
     of $93,750                                    (656,250)                 --
   Accumulated deficit                          (27,489,576)        (25,515,955)
                                                ------------        ------------

TOTAL STOCKHOLDERS' DEFICIENCY                  $(2,931,136)        $(2,569,762)
                                                ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $ 1,982,118         $ 2,041,940
                                                ============        ============


    The accompanying notes are an integral part of these financial statements



           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                           ENDED                    ENDED
                                  ------------------------ ---------------------------
                                   MARCH 31,   MARCH 31,    MARCH 31,    MARCH 31,
                                     2002        2001         2002          2001
                                  ----------  ------------  --------------------------

TELEPHONE NETWORK REVENUE           $       -      $      -    $        -    $     50,000

COST OF REVENUES                            -             -             -         (57,310)
                                  ------------   -----------   -----------  -------------
GROSS PROFIT (LOSS)
                                            -             -             -          (7,310)
                                  ------------    -----------   ----------  -------------

OPERATING EXPENSES

  Depreciation and amortization       201,417       262,542       403,417         787,626
  Professional and consulting fees     42,189       753,389       607,451       1,235,495
  Other selling, general and

  administrative expenses             340,370       104,451       616,120         409,917

  Stock-based compensation             21,010        30,000        81,010         176,120
                                  ------------   -----------   -----------  --------------
TOTAL OPERATING EXPENSES              604,986     1,150,382     1,707,998       2,609,158
                                  ------------   -----------   -----------  --------------


LOSS FROM OPERATIONS                 (604,986)   (1,150,382)   (1,707,998)     (2,616,468)
                                  ------------   -----------   ----------- ---------------

OTHER INCOME/(EXPENSE)

  Interest expense                   (260,417)            -      (265,623)              -
  Income ( Loss) from investment
    in affiliate                            -       229,803             -          (7,487)
  Investment Write-down                     -      (425,000)            -        (425,000)
                                  ------------ -------------   -----------  -------------


TOTAL OTHER INCOME/(EXPENSE)         (260,417)     (195,197)     (265,623)       (432,487)
                                  ------------ ------------- -------------  --------------

                                   $ (865,403)  $(1,345,579)  $(1,973,621)    $(3,048,955)
LOSS BEFORE EXTRAORDINARY GAINS

EXTRAORDINARY GAINS

  Gains on extinguishment of debt           -             -             -          23,000
                                  ------------   -----------  ------------  --------------

                                   $ (865,403)  $(1,345,579)  $(1,973,621)   $ (3,025,955)
NET (LOSS)

OTHER COMPREHENSIVE (LOSS), NET
OF TAX
  Unrealized (loss) on marketable
securities                                  -           195             -          (4,680)
                                  ------------ ------------- -------------  -------------

                                   $ (865,403)  $(1,345,384)  $(1,973,621)   $ (3,030,635)
COMPREHENSIVE (LOSS)              ============ ============= =============  =============

Net (loss) per share-basic and     $    (0.01)  $     (0.01)  $     (0.02)   $      (0.03)
diluted                            =========== ============= =============  =============

Weighted average number of shares
outstanding
  during the period-basic and
diluted                           101,794,353    90,354,548    98,506,328      86,593,311
                                  ============ =============  ============  ==============

    The accompanying notes are an integral part of these financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE PERIOD JULY 1, 2000 TO DECEMBER 31, 2001

                                                                          COMMON STOCK
                                     COMMON STOCK        ACCUMULATED      TO BE ISSUED       COMMON
                                                                      ---------------------   STOCK
                                  SHARES       AMOUNT      DEFICIT      SHARES    AMOUNT    ADVANCES     TOTAL
                                -----------  ---------------------------------------------------------------------

BALANCE AT JUNE 30, 2000        82,227,280   $16,865,441   $ (5,783,389)                   $  $   375,000    $   10,707,052

Stock issued for cash            3,060,600       642,726                                                            642,726
Stock warrants issued for cash                   275,454                                                            275,454
Stock to be issued                                                        833,333    250,000                        250,000
Stock issued for offering costs    250,000                                                                               --
Stock issued for services        1,051,491       328,870                                                            328,870
Stock issued for extinguishment
  of debt                        6,597,000     4,545,902                                                          4,545,902
Stock issued for  conversion of
  convertible debt               1,803,545       412,800                                                            412,800
Common stock retired             (500,000)     (375,000)                                         (375,000)               --
Net (loss) for period                                       (19,732,566)                                        (19,732,566)
                                --------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001        94,489,916   $22,696,193   $(25,515,955)  833,333   $250,000             $       (2,569,762)
                                ---------------------------------------------------------------------------------------------

Stock issued for services          780,240       244,224                                                             244,224
Stock issued for extinguishments
  of debt                        1,190,000       357,001                                                             357,001
Stock issued for cash            1,233,333       260,000                (800,000)  (240,000)                          20,000
Stock warrants issued for cash                   110,000                                                             110,000
Net (loss) for the period                                    (456,258)                                             (456,258)
                                --------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001   97,693,489   $23,667,418   $(25,972,213)   33,333  $  10,000             $       (2,294,795)
                                --------------------------------------------------------------------------------------------

Stock issued for services          419,681       126,335                 (33,333)   (10,000)                         116,335
Stock issued for offering costs    137,727                                                                                 0
Net (loss) for the period                                      (651,960)                                           (651,960)
                                --------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001    98,250,897   $23,793,753    (26,624,173)                   $              $      (2,830,420)
                                ============================================================================================

Stock issued for services         2,013,468      151,010                                                             151,010
Stock issued for cash and
  warrants                        2,146,967
Stock issued to Directors for
  services                        1,000,000      180,000                                                             180,000
Stock issued for commitment fees  3,000,000      750,000                                                             750,000
Deferred commitment fees                       (656,250)                                                           (656,250)
Net (loss) for the period                                      (865,403)                                           (865,403)
Capital contribution                               9,927                                                               9,927
Stock issued in settlement of
  lawsuit                           320,000       80,000                                                              80,000
Interest on beneficial
  conversion debentures                          250,000                                                             250,000
                                -----------  -------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002       106,731,332  $24,558,440   $(27,489,576)                                  $      (2,931,136)
                                ============================================================================================

    The accompanying notes are an integral part of these financial statements


                ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                          FOR THE NINE MONTHS ENDED
                                                         ----------------------------
                                                           MARCH 31,     MARCH 31,
                                                              2002         2001
                                                         ----------------------------

Cash flows from operating activities
Net (loss)                                                $ (1,973,621) $(3,025,955)
Adjustments to reconcile net loss to net cash used:

  Depreciation and amortization                                 403,417      787,626

  Expenses incurred in exchange for common stock                781,569      257,070

  Gain on extinguishment of debt                                      -     (23,000)

  (Loss) on minority interest in affiliate                            -        7,487
  Interest expense on beneficial conversion feature             250,000            -
Changes in operating assets and liabilities:
  (Increase) decrease in assets:

    Prepaid expense                                               7,000       46,118

    Deposits and other                                         (24,700)       40,000
Increase (decrease) in liabilities:

  Accounts payable                                            (161,203)      477,900

  Interest payable                                               10,417            -

  Accrued compensation                                        (306,867)      195,000

  Other advances                                               (63,000)            -

  Deferred revenue and other                                          -     (50,000)
                                                         ----------------------------
  Net cash used in operating activities
                                                            (1,076,988)  (1,287,754)
                                                         ----------------------------

Cash flows from investing activities

  Loan to affiliated company                                          -     (10,108)

  Purchase of fixed assets                                      (1,675)      (8,580)

  Repayment of loan to unconsolidated affiliate                (25,000)            -

  Repayment of short-term loan                                (325,000)            -
                                                         ----------------------------
  Net cash used in investing activities
                                                              (351,675)     (18,688)
                                                         ----------------------------

Cash flows from financing activities
  Repayment of note payable                                   (118,530)     (41,802)

  Loan proceeds from shareholder                                259,736      534,500

  Proceeds from sale of stock                                         -       41,802
  Proceeds from issuance of common stock

   and warrants, net of offering costs                          120,000      768,180

  Proceeds from issuance of convertible debentures            1,000,000            -

  Proceeds from issuance of short-term note                     325,000            -
                                                         ----------------------------
  Net cash provided by financing activities                                1,302,680
                                                              1,586,206
                                                         ----------------------------


Net increase (decrease) in cash                                 157,543      (3,762)

Cash and cash equivalents at beginning of period                  6,816       30,154
                                                          ------------- ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     164,359 $     26,392
                                                          ============= ============

============================================================================================

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

    The accompanying notes are an integral part of these financial statements

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1           PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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


NOTE 2.     INVESTMENT IN UNCONSOLIDATED AFFILIATE
--------------------------------------------------

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

The Company's 20% interest in ACT-AU was accounted for using the equity method of accounting and was stated at the amortized cost of goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of ACT-AU was adjusted for the amortization of the goodwill, as discussed above. During the year ended June 30, 2001, the Company reduced the carrying value of its unconsolidated equity investment in ACT-AU to $2,000,000 based on management's evaluation of ACT-AU's fair market value. This adjustment was required by FASB 121 ("Accounting for Impairment of Long-Lived Assets") and APB 18 ("The Equity Method of Accounting for Investments in Common Stock"). Such pronouncements require the annual evaluation of long-lived assets for impairment.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The components of the investment in ACT-AU at March 31, 2002 are as follows:

                                     INVESTMENT      GOODWILL         TOTAL

      At acquisition               $  3,657,472   $ 15,692,528   $  19,350,000

      Cumulative Investment loss     (3,657,472)            --      (3,657,472)
      Amortization of goodwill              --      (1,292,664)     (1,292,664)
      Impairment of goodwill                --     (12,399,864)    (12,399,864)
                                     ------------   ------------   -------------

      Balance at June 30, 2001     $        --    $  2,000,000   $   2,000,000
      Cumulative amortization of
        goodwill through 3/31/02                      (300,000)       (300,000)
                                     ------------   ------------   -------------
      Balance at March 31, 2002    $              $  1,700,000  $    1,700,000
                                     ============   ============   =============


NOTE 3.     REALIZED LOSS ON DECLINE IN MARKETABLE SECURITIES
-------------------------------------------------------------

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


NOTE 4.     PROPERTY AND EQUIPMENT
----------------------------------

      Computer and office equipment                             $       32,909
      Less:  Accumulated depreciation                                  (14,635)
                                                                  --------------
         Property and equipment - net                           $       18,274
                                                                  ==============

      Depreciation expense for the nine months ended March 31, 2002 was $3,000.


NOTE 5.     ACCRUED COMPENSATION
--------------------------------

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

NOTE 6.    NOTES AND LOAN PAYABLE
---------------------------------

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

(B) NOTE PAYABLE TO ACT-AUSTRALIA
---------------------------------

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

             DATE                  SHARES OF COMMON           VALUE
                                     STOCK ISSUED


      September 2000                          5,000,000       3,500,000
      October 2000(1)                           460,000         460,000
      June 2001                               1,137,000         567,100
      September 2001                          1,190,000         357,001
                                  -----------------------  ----------------

                                              7,787,000       4,884,101
                                  -----------------------  ----------------
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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C) LOAN PAYABLE TO SHAREHOLDER
-------------------------------

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


NOTE 7.     CONVERTIBLE DEBENTURES
----------------------------------

(A)  AJW PARTNERS, LLC AND NEW MILLENNIUM CAPITAL PARTNERS II, LLC
------------------------------------------------------------------

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

(B) CORNELL CAPITAL PARTNERS, LP
--------------------------------

In January 2002, the Company issued, in the aggregate $1 million of 5% Convertible Debentures to Cornell Capital Partners, LP and other investors.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 8.     STOCKHOLDERS' EQUITY (DEFICIENCY)
---------------------------------------------

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

(B) EQUITY LINE OF CREDIT FACILITY
----------------------------------

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has engaged Westrock Advisors, Inc., a registered broker-dealer, to advise it in connection with the Equity Line of Credit. Westrock Advisors, Inc. was paid a fee of 40,000 shares of the Company's common stock, which was equal to $10,000 at a closing bid of $.25 on January 10, 2002.

(C) STOCK ISSUED FOR SERVICES
-----------------------------

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

(D) STOCK ISSUED FOR EXTINGUISHMENT OF DEBT
-------------------------------------------

During the nine months ended March 31, 2002, the Company issued 1,190,000 shares of restricted common stock to ACT-AU, its vendors and employees for the partial extinguishment of debt. The stock was valued based on the quoted trading price on the grant dates, which aggregated $370,001 (See Note 6(B)).

STOCK ISSUED TO DIRECTORS
-------------------------

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

STOCK ISSUED IN SETTLEMENT OF LAWSUIT
-------------------------------------

During the three months ended March 31, 2002, the Company issued 320,000 shares of its restricted common stock having a value of $80,000 to the principals of WORLD IP in full settlement of the WORLD IP rescission lawsuit. The stock was valued based on the quoted trading price of the Company's stock on the date that the shares were granted (See Note 10).

STOCK ISSUED FOR PLACEMENT FEES
-------------------------------

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


NOTE 9.     RELATED PARTIES
---------------------------

(A) GLOBAL COMMUNICATIONS TECHNOLOGY PTY LTD
--------------------------------------------

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


NOTE 10.    COMMITMENTS AND CONTINGENCIES
-----------------------------------------

(A)   LEASE AGREEMENT
---------------------

The Company is a party to a three-year office lease commencing January 1, 2002 and ending December 31, 2004. The monthly rent is $7,634 inclusive of the cost of monthly parking. The minimum lease payments for the remaining life of the lease is $251,922.

(B)    LEGAL MATTERS
--------------------

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

      (IV)  ACT-AUSTRALIA LITIGATION

      On December 6, 2001, Mr. Roger May, as Chairman and Chief Executive Officer of ACT-Australia, sent a letter to Advanced Communications

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      On May 8, 2002, the Court extended its April 26, 2002 order further restraining ACT-Australia from "acting upon or taking any further steps in reliance upon" the notice of breach and termination notice. On May 27, 2002, the Court held a full hearing on the injunction application, took the matter under advisement and indicated that it would rule on the matter in the near future. The parties are currently awaiting the judge's decision in this matter.

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

NOTE 11.    GOING CONCERN
-------------------------

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

NOTE 12.    SUBSEQUENT EVENTS
-----------------------------

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

We expect to generate revenue from the licensing, marketing and distribution of the SpectruCell product under our license agreement. The license agreement gives us the exclusive right to market and distribute SpectruCell in North, Central and South America. The manufacturing of SpectruCell will be arranged by Advanced Communications (Australia). We have not had any meaningful revenues to date. For the six months ended December 31, 2001, we had a net loss of $1,108,218 or $0.01 per share. At December 31, 2001, we had negative working capital of $2,870,078 and an accumulated deficit of $26,624,173. For the nine months ended March 31, 2002, we had a net loss of $1,973,621 or $0.02 per share. At March 31, 2002, we had negative working capital of $2,954,729 and an accumulated deficit or $27,489,576.

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

We are involved in litigation in Australia with Advanced Communications (Australia) regarding the license. On April 26, 2002, the Supreme Court of

Victoria at Melbourne, Australia issued an interim order against Advanced Communications (Australia) and Mr. May in connection with the ongoing litigation between Advanced Communications and Advanced Communications (Australia). The interim order prohibits Advanced Communications (Australia) and Mr. May from violating the terms of the license and distribution agreement. Based on a press release issued by Advanced Communications (Australia), Advanced Communications (Australia) appears to be seeking to license the SpectruCell technology to another entity in our territory. On April 26, 2002, the Australian court entered the interim order. On May 7, 2002, Advanced Communications received a notice alleging a breach from ACT-Australia stating that Advanced Communications had breached its obligation under the License Agreement. In addition, on May 7, 2002, ACT-Australia sent a termination notice formally terminating the License Agreement. Advanced Communications believes the notice of breach and the termination notice are without merit and is taking the necessary legal actions to prevent ACT-Australia from terminating its rights under the License
Agreement. On May 8, 2002, the Australian court extended its April 26, 2002 order further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach and termination notice. On May 27, 2002, the Court held a full hearing on the injunction application, took the matter under advisement and indicated that it would rule on the matter in the near future. The parties are currently awaiting the judge's decision on this matter.

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

                  REVENUE AND COST OF SALES

No revenues were generated during the three months ended March 31, 2002 or March 31, 2001.


                  OPERATING EXPENSES

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

                  OTHER INCOME (EXPENSE)

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

For the quarter ended March 31, 2002, we did not record our share of our unconsolidated investment in Advanced Communications Technologies (Australia) Pty Ltd. consolidated quarterly loss because our equity investment in its underlying net assets was written down to zero as of June 30, 2001. In accordance with the equity method of accounting, we are not required to record our share of future losses from our investment in Advanced Communications Technologies, Pty (Australia) until our investment becomes positive. For the comparative three months ended March 31, 2001, our share, expressed in US dollars, of our unconsolidated investment in Advanced Communications ___
Technologies, Pty (Australia) consolidated net income for the quarter was $229,803. During the three months ended March 31, 2001, we recognized a $425,000 loss on the unsuccessful acquisition of ORBCOMM's assets.

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

Our anticipated cash needs over the next 12 months consist of general working capital needs of $1,200,000 plus the repayment of outstanding indebtedness of $2,921,338. These obligations include outstanding convertible debentures in the amount of $1 million, as well as accounts payable and accrued expenses in the amount of $683,002, accrued compensation of $172,183 and an unsecured, non-interest-bearing loan payable to an entity wholly-owned by Roger May, a former officer and director and a significant shareholder. In addition, we have a note payable to Advanced Communications Technologies, Pty (Australia) in the amount of $1,791,166 at March 31, 2002 that is the subject of a pending lawsuit by us against Roger May and Advanced Communications Technologies, Pty (Australia).

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

                   DATE             SHARES OF COMMON STOCK
                                      STOCK ISSUED              VALUE

                   September 2000     5,000,000         $        3,500,000
                   October 2000(1)      460,000                    460,000
                   June 2001          1,137,000                    567,100
                   September 2001     1,190,000                    357,001
                                      ---------         ------------------
                                      7,787,000         $        4,884,101
                                      =========         ==================

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

As of March 31, 2002, the balance of Advanced Communications' obligation to Advanced Communications (Australia) was $1,791,166. Advanced Communications is currently in litigation with Advanced Communications (Australia) regarding the timing for the repayment of Advanced Communications' obligation.

As of March 31, 2002, Advanced Communications owed Global Communications Technologies Pty Ltd, a wholly-owned entity of Roger May, a former officer and director of our company and a significant shareholder, $1,055,736 for funds advanced to Advanced Communications to provide working capital and for the repayment of certain of Advanced Communications' obligations. This loan is non-interest bearing and unsecured. This loan does not have a scheduled date of repayment.

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

--------------------------------------------------------------------------------

                           PART II- OTHER INFORMATION

The statements in this quarterly report, Form 10-QSB, that are not historical constitute "forward-looking statements"._Such forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiary to be materially different from any future results, performances or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

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

Advanced Communications believes that the transaction with EntrePort as described in the Acquisition Agreement is inconsistent with the rights granted to it by ACT-Australia in the License and Distribution Agreement dated July 5, 2000 pursuant to which Advanced Communications received the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. _ Advanced Communications therefore instructed its Australian lawyers to write to ACT-Australia requesting an undertaking that it would not appoint EntrePort or any other person to market and distribute the SpectruCell technology in the exclusive territory in breach of the license agreement. ACT-Australia refused to provide the undertaking sought by Advanced Communications and, accordingly, Advanced Communications applied to the Court for an order restraining ACT-Australia from breaching the terms of the license agreement. On April 26, 2002, the Court issued an interim order on the following terms:

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

On May 8, 2002, the Court extended its April 26, 2002 order through May 14, 2002, further restraining ACT-Australia from "acting upon or taking any further steps in reliance upon" the notice of breach. On May 14, 2002, the Court further extended the Order.

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

      (v) 667,667 shares having a value of $50,000 were issued to Danson Partners, LLC for prior professional services;

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

As of March 31, 2002 and June 30, 2001, $200,750 of Secured Convertible Debentures were outstanding. Advanced Communications is in default based on the April 1, 2000 due date. On April 24, 2002, Advanced Communications agreed to settle this matter by issuing a total of 8,500,000 shares of common stock over a 180-day period.

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

As of April 5, 2000, Advanced Communications had a non-interest bearing note payable to ACT-Australia of $7,500,000. The following schedule represents payments on such debt by issuance of restricted common stock to either ACT-Australia or creditors of ACT-Australia. Such transactions were recorded at the market price of the stock at date of issuance.

                                                 SHARES OF
                                                  COMMON
                                                   STOCK
             DATE                                 ISSUED         VALUE
             -------------------------------      ---------    -------------
             September 2000                       5,000,000    $   3,500,000
             October 2000(1)                        460,000          460,000
             June 2001                            1,137,000          567,100
             September 2001                       1,190,000          357,001
             December 2001
                                                  ---------    -------------
                                                  7,787,000    $   4,884,101

                                                  ==============================

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------  ------------------------------------   ------------------------------

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

2.4            Bylaws of the Company                  Incorporated by reference to
                                                      Exhibit 2.4 to the Company's
                                                      Form S-8 filed on February 9,
                                                      2000

2.5            Articles of Incorporation as           Incorporated by reference to
               currently in effect for the Company    Exhibit 3.1 to Form S-1
                                                      Registration Statement filed on
                                                      August 14, 2001

2.6            Bylaws, as currently in effect         Incorporated by reference to
                                                      Exhibit 3.2 to   Form S-1
                                                      Registration Statement filed on
                                                      August 14, 2001

2.7            Fourth Amendment to Articles of        Incorporated by reference to
               Incorporation                          Exhibit 2.7 to the Form SB-2
                                                      filed with the SEC on March 5,
                                                      2002

10.1           Lease Agreement dated as of November   Incorporated by reference to
               27, 2001 between the Company and       Exhibit 10.1 to the Form SB-2
               Continental Development, L. P. II      filed with the SEC on March 5,
                                                      2002

10.2           Stock Purchase Agreement between       Incorporated by reference to
               Advanced Communications Technologies,  Exhibit 10.2 to the Form S-1
               Inc. and Advanced Communications       Registration Statement filed on
               Technologies (Australia) Pty Ltd.      August 14, 2001

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


EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------  ------------------------------------   ------------------------------


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
               Pty Ltd.

10.9           Securities Purchase Agreement dated    Incorporated by referenced to
               January 10, 2002, by and among         Exhibit 10.9 to the Company's
               Advanced Communications Technologies,  Form 10-QSB filed on February
               Inc. and Buyers                        12, 2002

10.10          Investor Registration Rights           Incorporated by reference to
               Agreement dated January 10, 2002, by   Exhibit 10.10 to the Company's
               and among Advanced Communications      Form 10-QSB filed on February
               Technologies, Inc. and Investors       12, 2002

10.11          Transfer Agent Instructions            Incorporated by reference to
                                                      Exhibit 10.11 to the Company's
                                                      Form 10-QSB filed on February
                                                      12, 2002

10.12          Escrow Agreement dated January 10,     Incorporated by reference to
               2002, by and among Advanced            Exhibit 10.12 to the Company's
               Communications Technologies, Inc.,     Form 10-QSB filed on February
               Buyers and First Union National Bank   12, 2002

10.13          Equity Line of Credit Agreement dated  Incorporated by reference to
               January 10, 2002, by and between       Exhibit 10.13 to the Company's
               Cornell Capital Partners, LP and       Form 10-QSB filed on February
               Advanced Communications Technologies,  12, 2002
               Inc.

10.14          Registration Rights Agreement dated    Incorporated by reference to
               January 10, 2002, by and between       Exhibit 10.14 to the Company's
               Advanced Communications Technologies,  Form 10-QSB filed on February
               Inc.                                   12, 2002

10.15          Placement Agent Agreement dated        Incorporated by reference to
               January 10, 2002, by and between       Exhibit 10.15 to the Company's
               Advanced Communications Technologies,  Form 10-QSB filed on February
               Inc. and Westrock Advisors, Inc.       12, 2002

10.16          Escrow Agreement dated January 10,     Incorporated by reference to
               2002, by and among Advanced            Exhibit 10.16 to the Company's
               Communications Technologies, Inc.,     Form 10-QSB filed on February
               Cornell Capital Partners, LP , Butler  12, 2002
               Gonzalez LLP and First Union National
               Bank

10.17          License and Distribution Agreement     Incorporated by reference to
               dated as of July 5, 2000, between      Exhibit 10.17 to the Company's
               Advanced Communications Technologies,  Amendment to Form 10-KSB filed
               Inc. and Advanced Communications       on May 23, 2002.
               Technologies (Australia) Pty. Ltd.




EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------  ------------------------------------   ------------------------------


11.0           Audited Consolidated Financial         Incorporated by reference to
               Statements for Advanced                Exhibit 11.0 to the Company's
               Communications Technology (Australia)  Form 10-KSB filed on October
               PTY Ltd and controlled entities        30, 2001

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

ADVANCED COMMUNICATIONS
TECHNOLOGIES, INC. (REGISTRANT)

/s/ Wayne I. Danson                        June 5, 2002
------------------------------------------ -------------------------------------
Wayne I. Danson                            Date
President, Chief Financial Officer and
Director
(Principal Accounting Officer)