Form 10QSB/A
period 2001-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-08-06
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       AMENDMENT NO. 2 TO THE FORM 10-QSB


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

                880 Apollo Street, Suite 200 El Segundo CA 90245
                    (Address of principal executive offices)

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           December 31, 2001      June 30, 2001
                                              (Unaudited)           (Audited)
                                              -----------           ---------

ASSETS:

     Cash                                    $   116,061           $     6,816
     Prepaid expenses                             10,634                10,000
                                             -----------           -----------

TOTAL CURRENT ASSETS                             126,695                16,816
                                             -----------           -----------

PROPERTY & EQUIPMENT - NET                        17,599                19,599
                                             -----------           -----------
OTHER ASSETS
   Goodwill, less accumulated
    amortization of $200,000                   1,800,000             2,000,000
   Deposits                                       13,225                 5,525
                                             -----------           -----------

TOTAL OTHER ASSETS                             1,813,225             2,005,525
                                             -----------           -----------

TOTAL ASSETS                                 $ 1,957,519           $ 2,041,940
                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY:

LIABILITIES

   CURRENT LIABILITIES
     Accounts payable and accrued
      expenses                               $   847,737           $   844,205
     Accrued compensation                        566,550               479,050
     Note Payable-Grassland                           --               118,530
     Loan Payable to shareholder                 992,736               796,000
     Convertible debentures                      200,750               200,750
     Short-term loan payable                     325,000                    --
     Other advances                               63,000                    --
     Interest payable                              1,000                    --
                                             -----------           -----------

TOTAL CURRENT LIABILITIES                      2,996,773             2,438,535

LONG-TERM LIABILITIES
     Notes Payable-affiliate                   1,791,166             2,173,167
                                             -----------           -----------

TOTAL LIABILITIES                            $ 4,787,939           $ 4,611,702
                                             -----------           -----------
STOCKHOLDERS' DEFICIENCY
   Common stock, no par value,
    200,000,000 and 100,000,000
    shares authorized, respectively,
    98,250,897 and 94,489,916 shares
    issued and outstanding, respectively      23,793,753            22,696,193
    Common stock to be issued, 0 and
     833,333 shares, respectively                     --               250,000
    Accumulated deficit                      (26,624,173)          (25,515,955)
                                             -----------           -----------

TOTAL STOCKHOLDERS' DEFICIENCY               $(2,830,420)          $(2,569,762)
                                             -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                $ 1,957,519           $ 2,041,940
                                             ===========           ===========

    The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               FOR THE THREE MONTHS                         FOR THE SIX MONTHS
                                                      ENDED                                        ENDED
                                    ------------------------------------------- --------------------------------------------

                                        DECEMBER 31,         DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
                                            2001                 2000                   2001                   2000
                                    ------------------- ----------------------- ---------------------- ---------------------

TELEPHONE NETWORK REVENUE            $           -        $     13,261            $             -        $    50,000

COST OF REVENUES                                 -             (12,528)                         -            (57,310)
                                    ------------------- ----------------------- ---------------------- ---------------------

GROSS PROFIT (LOSS)                              -                 733                          -             (7,310)
                                    ------------------- ----------------------- ---------------------- ---------------------

OPERATING EXPENSES
  Consulting fees                    $      124,453       $    153,000            $         224,453      $   306,125
  Depreciation and amortization
                                            101,000            262,543                      202,000          525,085
  Professional fees
                                            210,061            176,279                      340,809          175,981
  Other selling, general and
  administrative expenses                   185,446            190,425                      275,750          305,466
  Stock-based compensation                   30,000            133,000                       60,000          146,120
                                    ------------------- ----------------------- ---------------------- ---------------------

TOTAL OPERATING EXPENSES                    650,960            915,247                    1,103,012        1,458,777
                                    ------------------- ----------------------- ---------------------- ---------------------

LOSS FROM OPERATIONS                       (650,960)          (914,514)                  (1,103,012)      (1,466,087)
                                    ------------------- ----------------------- ---------------------- ---------------------

OTHER INCOME/(EXPENSE)
  Interest expense                           (1,000)                -                        (5,206)              -
  Loss from investment in affiliate              -            (115,153)                          -          (237,290)
  Other income                                   -                  -                            -                -
                                    ------------------- ----------------------- ---------------------- ---------------------

TOTAL OTHER INCOME/(EXPENSE)                 (1,000)          (115,153)                      (5,206)        (237,290)
                                    ------------------- ----------------------- ---------------------- ---------------------

LOSS BEFORE EXTRAORDINARY GAINS      $     (651,960)      $ (1,029,667)           $      (1,108,218)     $(1,703,377)

EXTRAORDINARY GAINS
  Gains on extinguishment of debt                -              23,000                           -            23,000
                                    ------------------- ----------------------- ---------------------- ---------------------

NET (LOSS)                           $     (651,960)      $ (1,006,667)           $      (1,108,218)     $(1,680,377)

OTHER COMPREHENSIVE (LOSS),
  NET OF TAX
  Unrealized (loss) on marketable
   securities                                    -              (4,290)                          -            (4,875)
                                    ------------------- ----------------------- ---------------------- ---------------------

COMPREHENSIVE (LOSS)                 $     (651,960)      $ (1,010,957)           $      (1,108,218)     $(1,685,252)
                                    =================== ======================= ====================== =====================

Net (loss) per share-basic and
  diluted                            $        (0.01)             (0.01)                       (0.01)           (0.02)
                                    =================== ======================= ====================== =====================

Weighted average number of shares
  outstanding during the
  period-basic and diluted               98,157,087         87,719,218                   96,898,056       84,753,575
                                    =================== ======================= ====================== =====================

                          The accompanying notes are an integral part of these financial statements


           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FOR THE PERIOD JULY 1, 2000 TO DECEMBER 31, 2001


                                                                                  COMMON STOCK
                                                                                  TO BE ISSUED         COMMON
                                           COMMON STOCK         ACCUMULATED   ---------------------     STOCK
                                       SHARES       AMOUNT        DEFICIT       SHARES    AMOUNT      ADVANCES        TOTAL
                                    ------------ ------------ --------------- ---------- ---------- ------------   -------------

BALANCE AT JUNE 30, 2000             82,227,280  $16,865,441   $ (5,783,389)          --  $      --  $  375,000   $  10,707,052

Stock issued for cash                 3,060,600      642,726                                                            642,726
Stock warrants issued for cash               --      275,454                                                            275,454
Stock to be issued                                                               833,333    250,000                     250,000
Stock issued for offering costs         250,000           --                                                                 --
Stock issued for services             1,051,491      328,870                                                            328,870
Stock issued for extinguishment of
  debt                                6,597,000    4,545,902                                                          4,545,902
Stock issued for conversion of
  convertible debt                    1,803,545      412,800                                                            412,800
Common stock retired                   (500,000)    (375,000)                                          (375,000)             --
Net (loss) for period                                           (19,732,566)                                        (19,732,566)
                                     ---------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001             94,489,916  $22,696,193   $(25,515,955)     833,333  $ 250,000   $      --     $(2,569,762)
                                     ---------------------------------------------------------------------------------------------

Stock issued for services               780,240      244,224                                                            244,224
Stock issued for extinguishments
  of debt                             1,190,000      357,001                                                            357,001
Stock issued for cash                 1,233,333      260,000                    (800,000)  (240,000)                     20,000
Stock warrants issued for cash                       110,000                                                            110,000
Net (loss) for the period                                          (456,258)                                           (456,258)
                                     ---------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2001         97,693,489 $23,667,418   $(25,972,213)      33,333  $  10,000  $       --     $(2,294,795)
                                     ---------------------------------------------------------------------------------------------

Stock issued for services                419,681     126,335                     (33,333)   (10,000)                    116,335
Stock issued for offering costs          137,727              --
Net (loss) for the period                                          (651,960)                                           (651,960)
                                     ---------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001          98,250,897 $23,793,753   $(26,624,173)          --  $     --   $       --     $(2,830,420)
                                     =============================================================================================

                               The accompanying notes are an integral part of these financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   FOR THE SIX MONTHS ENDED
                                                     -------------------------------------------------
                                                            DECEMBER 31,              DECEMBER 31,
                                                                2001                      2000
                                                     -----------------------  ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                   $   (1,108,218)           $   (1,680,377)
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                      202,000                   525,085
  Expenses incurred in exchange for common stock                     360,559                    54,570
  Gain on extinguishment of debt                                           -                  (23,000)
  (Loss) on minority interest in affiliate                                 -                   237,290
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                                      (634)                    46,118
  Other deposits                                                     (7,700)                    40,000
Increase (decrease) in liabilities:
  Accounts payable                                                     3,532                   280,376
  Interest payable                                                     1,000                         -
  Accrued compensation                                                87,500                   142,500
  Other advances                                                      63,000                         -
  Deferred revenue                                                         -                  (50,000)
                                                     -------------------------------------------------
  NET CASH USED IN OPERATING ACTIVITIES                            (398,961)                 (427,438)
                                                     -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loan to affiliated company                                               -                  (10,108)
  Purchase of fixed assets                                                 -                   (8,580)
  Repayment of affiliate note payable                               (25,000)                         -
                                                     -------------------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                             (25,000)                  (18,688)
                                                     -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of note payable                                        (118,530)                  (41,802)
  Loan proceeds from shareholder                                     196,736                   431,000
  Proceeds from sale of stock                                              -                    41,802
  Proceeds from issuance of common stock
   and warrants, net of offering costs                               130,000                         -
  Proceeds from issuance of short-term note                          325,000                         -
                                                     -------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                          533,206                   431,000
                                                     -------------------------------------------------

Net increase (decrease) in cash                                      109,245                  (15,126)

Cash and cash equivalents at beginning of period                       6,816                    30,154
                                                     -------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     116,061              $     15,028
                                                     =================================================



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

Statement No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

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

NOTE 2.  INVESTMENT IN UNCONSOLIDATED AFFILIATE
-----------------------------------------------

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following information is provided for ACT-AU at December 31, 2001 and 2000 and have been translated to US dollars using the average exchange rate for the six month period:

                                       DECEMBER 31,       DECEMBER 31,
                                           2001               2000
                                       ------------       ------------

     Average exchange rate
      for the period                   $     .51393       $     .55820

     Revenue from operations           $    639,882       $      6,851
     Gross profit                      $    639,882       $      6,851
     Net loss from operations          $ (3,163,694)      $ (1,195,132)
     Net loss for the period           $ (3,163,694)      $ (1,195,132)


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

The components of the investment in ACT-AU at December 31, 2001 are as follows:

                                   INVESTMENT     GOODWILL        TOTAL
                                  ------------   -----------   -----------

At acquisition                    $ 3,657,472    $15,692,528   $19,350,000

Cumulative Investment loss         (3,657,472)           --     (3,657,472)
Amortization of goodwill                  --      (1,292,664)   (1,292,664)
Impairment of goodwill                    --     (12,399,864)  (12,399,864)
                                  ------------   ------------  ------------

Balance at June 30, 2001          $       --     $ 2,000,000   $ 2,000,000
Cumulative amortization of
  goodwill through 12/31/01                         (200,000)     (200,000)
                                  ------------   ------------  ------------
Balance at December 31, 2001      $              $ 1,800,000   $ 1,800,000
                                  ============   ============  ============


The Company will adopt the provisions of SFAS 141 and 142 in the fiscal year beginning July 1, 2002. The Company will have $1,600,000 of goodwill on its balance sheet at that time. This amount will not be amortized after July 1, 2002 but will instead be subject to valuation analysis for impairment.


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

NOTE 4.  PROPERTY AND EQUIPMENT
-------------------------------


           Computer and office equipment             $  31,234
           Less:  Accumulated depreciation             (13,635)
                                                   --------------
                  Property and equipment - net       $  17,599
                                                   ==============


Depreciation expense for the six months ended December 31, 2001 was $2,000.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  ACCRUED COMPENSATION
-----------------------------

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

NOTE 6.  NOTES AND LOAN PAYABLE
-------------------------------

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

                                SHARES OF
                               COMMON STOCK
             DATE                 ISSUED                VALUE

        September 2000          5,000,000           $  3,500,000
        October 2000     (1)      460,000                460,000
        June 2001               1,137,000                567,100
        September 2001          1,190,000                357,001
                               -------------        -------------
                                7,787,000           $  4,884,101
                               -------------        -------------

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


Based on our loss from operations, working capital deficiency, and stockholders' deficiency our auditors have expressed doubt regarding our ability to continue as a going concern. Of the $19,732,566 loss incurred during 2001, $18,252,567 was non-cash, the majority of which was a non-recurring charge from the impairment of the Company's investment in ACT-Australia. Cash required by operations amounted to $1,479,999. We raised $1,712,680 by issuing stock and debt. Management is of the opinion that funds for the next fiscal year can be obtained by issuing additional stock and debt. Management anticipates that future operations will generate sufficient cash to offset operating expenses.


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


     OVERVIEW


We are a party to a license and distribution agreement for SpectruCell, a wireless software based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals through one base station. The SpectruCell product, which is based on the Software Defined Radio ("SDR") platform, is being developed to allow wireless communication network providers with the ability to not only direct multiple wireless frequencies (AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station but will also provide flexibility for future spectrum upgrades to 3G. The SpectruCell product is being developed by Advanced Communications Technologies, Pty (Australia) which we own a 20% interest in. Our interest in Advanced Communications (Australia) is evidenced by a Stock Purchase Agreement and is reflected by stock ownership records on file with the Australian Securities Investment Commission, an Australian government agency. Advanced Communications owes Advanced Communications (Australia) $1,791,166 under the terms of the Stock Purchase Agreement. Mr. May, a former officer and director and significant shareholder owns 70% of Advanced Communications Technologies (Australia) Pty Ltd. through Global Communications Technology Pty Ltd., his wholly-owned company. Our license and distribution agreement encompasses a territory comprising North, Central, and South America and is for an indefinite period. It grants us the exclusive right to license, market and distribute SpectruCell and other products being developed by Advanced Communications (Australia) throughout the North, Central and South American territories. On May 7, 2002, Advanced Communications (Australia) alleged that we are in default of the license and distribution agreement. We believe this allegation is without merit and intend to defend our rights.

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


     LICENSE AGREEMENT


On July 5, 2000, we entered into a license and distribution agreement with Advanced Communications Technologies (Australia) Pty Ltd, a company in which we own a 20% interest and Mr. May indirectly owns a 70% interest. Mr. May is a former officer and director and a significant shareholder of our company. Pursuant to the agreement, we received an exclusive license to market and distribute in North, South and Central America the SpectruCell technology and certain other technologies to be developed. This license is for an indefinite period of time. Upon the SpectruCell technology becoming commercially available, our company and Advanced Communications (Australia) will need to negotiate minimum guaranty payments, as well as the amount of the commission payable to our company. These amounts will be negotiated in accordance with industry standards after the final pricing of the SpectruCell technology is established. We are involved in ongoing litigation with Advanced Communications (Australia) regarding the license and distribution agreement. A description of this litigation is described below. To the extent that the pending litigation is not resolved to our favor, then we could lose our rights under the license and distribution agreement. In such event, we would not have any rights to SpectruCell or any other products.

On April 26, 2002, the Supreme Court of Victoria at Melbourne, Australia issued an interim order against Advanced Communications (Australia) and Mr. May in connection with the ongoing litigation between Advanced Communications and Advanced Communications (Australia). The interim order prohibits Advanced Communications (Australia) and Mr. May from violating the terms of the license and distribution agreement. Based on a press release issued by Advanced Communications (Australia), Advanced Communications (Australia) appears to be seeking to license the SpectruCell technology to another entity in our territory. On April 26, 2002, the Australian court entered the interim order. On May 7, 2002, Advanced Communications received a notice alleging a breach from ACT-Australia stating that Advanced Communications had breached its obligation under the License Agreement. In addition, on May 7, 2002, ACT-Australia sent a termination notice formally terminating the License Agreement. Advanced Communications believes the allegation is without merit and is taking the necessary legal action to prevent ACT-Australia from terminating its rights under the License Agreement. On May 8, 2002, the Australian court extended its April 26, 2002 order, further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach and termination notice. On May 27, 2002, the Court held a full hearing on the injunction application, took the matter under advisement and indicated that it would rule on the matter in the near future. The parties are currently awaiting the judge's decision on this matter.

The following is management's discussion and analysis of certain significant factors, which have affected our financial position and operating results.
Certain statements under this section may constitute "forward-looking statements" (See Part II- Other Information). The following discussion should be read in conjunction with the unaudited financial statements and Notes thereto.


     RESIGNATIONS


Effective November 30, 2001, Mr. May was removed as Chief Executive Officer, President and Chairman of the Board. The Board of Directors removed Mr. May because it had become dissatisfied with Advanced Communications' direction under Mr. May's leadership. Mr. Prouty assumed the role of Chairman of the Board effective November 30, 2001. Effective March 14, 2002, Roger May and Allen Roberts resigned from the Board of Directors for personal reasons. Neither Mr. May nor Mr. Roberts were replaced on Advanced Communications' Board of Directors.



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


                  OTHER INCOME (EXPENSE)

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

     (B) LIQUIDITY AND CAPITAL RESOURCES


Since our inception, we have financed our operations through the sale of common stock and convertible debentures and from unsecured loans from our major shareholder. We have raised approximately $2,900,000 before offering costs through the sale of these securities and have borrowed $992,736 from Roger May, a former officer and director of our company and a significant shareholder. These loans are non-interest bearing, are unsecured, and have no fixed date for repayment. Advanced Communications does not believe that the loans are due upon demand. However, the actual repayment terms are not known with any specificity since the terms are not contained in a written document.


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


On January 10, 2002, we executed various financing agreements with Cornell Capital Partners, LP ("Cornell"), a New Jersey-based hedge fund whereby Cornell and certain other investors purchased from us $1 million of two-year Convertible Debentures and Cornell entered into a $30 million Equity Line of Credit. Pursuant to the Convertible Debenture financing, we received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety-day note. Under the terms of the $30 million structured equity facility, we have the right to require Cornell to make monthly purchases of up to $2 million of our stock on a discounted basis. Cornell has the right to retain 3% of the gross proceeds received under the Equity Line of Credit as a fee. This means that Cornell will pay us 3% less than the amount requested under an advance. The Equity Line of Credit does not have a floor price, meaning that we can request an advance under the Equity Line of Credit at any price. The lower our stock price, the greater the dilution to our existing shareholders. For example, suppose that we requested two advances of $100,000, one when our stock price was $0.006 per share and the other when our stock price was $0.02 per share. In such event, we would be required to issue 16,666,666 and 5,000,000 shares of common stock in connection with the advance at $0.006 per share and $0.02 per share, respectively. Because we would be issuing more shares at a price of $0.006 per share, greater dilution would result to our existing shareholders.

We are attempting to register 70,000,000 shares of common stock in connection with the Equity Line of Credit and upon conversion of the debentures. If we issued all 70,000,000 shares of common stock at a recent price of $0.006 per share (which assumes that no shares would need to be issued upon conversion of debentures), then we would receive $407,400 under the Equity Line of Credit (after deducting a 3% retention payable to Cornell). This is significantly less than is available under the Equity Line of Credit. Our stock price would have to rise substantially for us to have access to the full amount available under the Equity Line of Credit.

The debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.024 (i.e., 80% of the recent price of $0.03), then the holders of the convertible debentures would have received 41,666,667 shares of common stock. These convertible debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These convertible debentures have a term two years. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004. The issuance of shares upon conversion of the Debentures or pursuant to the Equity Line of Credit will have a dilutive impact on our existing stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue upon conversion of the debentures or under the Equity Line of Credit. If our stock price is lower, then our existing stockholders would experience greater dilution.




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

                             SHARES OF COMMON
      DATE                     STOCK  ISSUED                    VALUE

      September 2000            5,000,000              $      3,500,000
      October 2000(1)             460,000                       460,000
      June 2001                 1,137,000                       567,100
      September 2001            1,190,000                       357,001
                            -------------            ------------------
                                7,787,000              $      4,884,101
                            =============            ==================

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


As of December 31, 2001, Advanced Communications owed Global Communications Technologies Pty Ltd, a wholly-owned entity of Roger May, a former officer and director of our company and a significant shareholder, $992,736 for funds advanced to Advanced Communications to provide working capital and for the repayment of certain of Advanced Communications' obligations. This loan is non-interest bearing and unsecured. This loan does not have a scheduled date of repayment. Advanced Communications does not believe that the loans are due upon demand. However, the actual repayment terms are not known with any specificity since the terms are not contained in a written document.


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


On February 27, 2002, our Board of Directors approved a resolution to reprice the private placement offering from $0.30 per share to $0.20 per share. The Board of Directors repriced these shares to compensate the investors for the delay in registering the sale of the shares. We did not receive any consideration for the repricing of the shares. This repricing will result in the issuance of an additional 2,146,967 shares of common stock and warrants to the private placement investors. These additional shares are included in the number of shares that we are registering for these selling shareholders. The exercise price of the underlying warrants will remain at $0.30 per share.

During the three months ended December 31, 2001, Advanced Communications issued 137,727 shares of common stock, valued at $41,318 in payment of offering costs incurred. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering.

         (C) EQUITY LINE OF CREDIT

SUMMARY. In January 2002, we entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain a fee of 3% of each advance under the Equity Line of Credit as a fee. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission.

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


We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. Assuming we issued the maximum number of shares of common stock being registered at a recent price of $0.006 per share, we would issue 70,000,000 shares of common stock to Cornell Capital Partners, L.P. for gross proceeds of $420,000 (or $407,400 after deducting the 3% to be retained by Cornell), or $29,580,000 less than is available under the Equity Line of Credit. These shares would represent 41% of our outstanding common stock upon issuance. We are registering 70,000,000 shares of common stock for the sale under the Equity Line of Credit and the conversion of debentures. Accordingly, we would need to register additional shares of common stock in order to fully utilize the $30.0 million available under the Equity Line of Credit at the current price of $0.006 per share. In addition, we would be required to obtain the approval of our shareholders to increase the number of authorized shares of common stock. Pursuant to our Articles of Incorporation, we are authorized to issue up to 200,000,000 shares of common stock. At a recent price of $0.006 per share, we would be required to issue 5,000,000,000 shares of common stock in order to fully utilize the $30.0 million available. We would be required to obtain a vote of at least a majority of the outstanding shares in order to increase our authorized shares of common stock for this purpose. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

There is an inverse relationship between our stock price and the number of shares to be issued under the Equity Line of Credit. That is, as our stock price declines, we would be required to issue a greater number of shares under the Equity Line of Credit for a given advance. This inverse relationship is demonstrated by the following table, which shows the number of shares to be issued under the Equity Line of Credit at a recent price of $0.006 per share and 25%, 50% and 75% discounts to the recent price. Note that we are registering 70,000,000 shares of common stock under the Equity Line of Credit and upon conversion of debentures. As such, the table has been prepared to show the effect of issuing the 70,000,000 shares.

Purchase Price:            $0.0015        $0.0030        $0.0045        $0.0060


No. of Shares(1):       70,000,000     70,000,000     70,000,000     70,000,000

Total
Outstanding(2):        172,530,897    172,530,897    172,530,897    172,530,897

Percent
Outstanding(3):              40.6%          40.6%          40.6%          40.6%

Maximum Proceeds(4)       $105,000       $210,000       $315,000       $420,000

______________________

(1)      Represents   the  maximum  number  of  shares  of  common  stock  being registered under the Equity Line of Credit.


(2) Represents the total number of shares of common stock outstanding as of February 15, 2002, plus the shares to be issued to Cornell Capital Partners, L.P. under the Equity Line of Credit.


(3) Represents the shares of common stock to be issued as a percentage of the total number shares outstanding.


(4) Represents the maximum proceeds to be received under the Equity Line of Credit for the prices and number of shares set forth in the table.


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


         (D) ACQUISITIONS


On September 7, 2001 we entered into a Letter of Intent with Advanced Communications Technologies, Pty (Australia) to acquire all of the intellectual property, including the worldwide rights (other than rights to territories that we currently possess) for the licensing and distribution of the SpectruCell product (the "IP Rights"). The Letter of Intent which was executed by Messrs
Roberts and May on behalf of Advanced Communications Technologies, Pty (Australia) and us, respectively, includes various conditions precedent to the transfer of the IP Rights including, but not limited to, the raising by us of $80 million in the US capital markets, appropriate regulatory approvals, approval by both our Board of Directors and shareholders, appropriate due diligence and definitive agreements. During the period from January 2002 to present, we, along with our Australian financial and legal advisors, have attempted to negotiate with Mr. May in good faith to enter into a Non-Disclosure Agreement to allow us to commence our due diligence on the financial, legal and technological affairs of Advanced Communications Technologies (Australia) Pty Ltd. In addition, during this period we have filed two lawsuits against Mr. May and Advanced Communications Technologies (Australia) Pty Ltd. for breach of our April 5, 2000 Stock Purchase Agreement and July 5, 2000 License and Distribution Agreement. Consequently, we have been unable to execute any Non-Disclosure Agreement nor commence any active or meaningful negotiations with Mr. May for the acquisition of the SpectruCell technology pursuant to the terms of the September 7, 2001 Letter of Intent. Because of the matters described above, including the pending litigation; it is highly unlikely that the propose acquisition will be completed.



         (E) ACT'S QUARTERLY STOCK PRICE

                FOR THE QUARTER ENDED                 HIGH              LOW
                -----------------------------      -----------       ----------
                March 31, 2002                        $.30             $.05
                December 31, 2001                      .38              .17
                September 30, 2001                     .41              .25
                June 30, 2001                          .68              .27
                March 31, 2001                        1.03              .45

                FOR THE QUARTER ENDED                 HIGH              LOW
                -----------------------------      -----------       ----------

                December 31, 2001                     $.38             $.17
                September 30, 2001                     .41              .25
                June 30, 2001                          .68              .27
                March 31, 2001                        1.03              .45
                December 31, 2000                     1.19              .48

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

On May 8, 2002, the Court extended its April 26, 2002 order, further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach and termination notice. On May 27, 2002, the Court held a full hearing on the injunction application, took the matter under advisement and indicated that it would rule on the matter in the near future. The parties are currently awaiting the judge's decision on this matter.

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

During the quarter ended September 30, 2001, we issued an additional 1,233,333 shares of restricted common stock for cash and warrants at $0.30 per share that were subscribed for prior to August 2001. On February 27, 2002, our Board of Directors approved a resolution to reprice the private placement offering from $0.30 per share to $0.20 per share. The Board of Directors repriced these shares to compensate the investors for the delay that occurred in registering the sale of the shares. We did not receive any consideration for the repricing of the shares. This repricing will result in the issuance of an additional 2,146,967 shares of common stock and warrants to the private placement investors. These additional shares are included in the Registration Statement currently on file with the SEC. The exercise price of the underlying warrants will remain at $0.30 per share.


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

                                   SHARES OF
                                 COMMON STOCK
       DATE                         ISSUED                VALUE
       -----------------------   -------------        -------------

       September 2000              5,000,000          $  3,500,000
       October 2000(1)               460,000               460,000
       June 2001                   1,137,000               567,100
       September 2001              1,190,000               357,001
       December 2001             -----------          ------------

                                   7,787,000          $  4,884,101
                                 ===========          ============

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.


EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------------     -----------------------------------------------------    ---------------------------------------------

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





EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------------     -----------------------------------------------------    ---------------------------------------------

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


10.18                 Letter of Intent dated September 7, 2001 re: Purchase    Provided herewith
                      of Advanced Technologies (Australia)






EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------------     -----------------------------------------------------    ---------------------------------------------

11.0                  Audited Consolidated Financial Statements for Advanced   Incorporated by reference to Exhibit 11.0 to
                      Communications Technology (Australia) PTY Ltd and        the Company's Form 10-KSB filed on October 30,
                      controlled entities                                      2001

(b)      REPORTS ON FORM 8-K.

         None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED COMMUNICATIONS
TECHNOLOGIES, INC. (REGISTRANT)



/s/ Wayne I. Danson                               August 5, 2002
-------------------------------------------       ---------------------------
Wayne I. Danson                                   Date
President (Principal Executive Officer),
Chief Financial Officer (Principal Accounting
Officer) and Director