Form 10QSB/A
period 2002-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-08-06
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       Amendment No. 2 to the Form 1O-QSB


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
                                                                       ===========        ===========


               The accompanying notes are an integral part of these financial statements

                                 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                        FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                ENDED                              ENDED
                                                 ------------------------------------ ---------------------------------------
                                                     MARCH 31,         MARCH 31,         MARCH 31,           MARCH 31,
                                                       2002              2001               2002               2001
                                                 ------------------------------------ ---------------------------------------
TELEPHONE NETWORK REVENUE                            $           -    $            -    $            -        $      50,000

COST OF REVENUES                                                 -                 -                 -              (57,310)
                                                 ------------------------------------ ---------------------------------------
GROSS PROFIT (LOSS)                                              -                 -                 -               (7,310)
                                                 ------------------------------------ ---------------------------------------

OPERATING EXPENSES

  Depreciation and amortization                            201,417           262,542           403,417               787,626
  Professional and consulting fees                          42,189           753,389           607,451             1,235,495
  Other selling, general and
    administrative expenses                                340,370           104,451           616,120               409,917
  Stock-based compensation                                  21,010            30,000            81,010               176,120
                                                 ------------------------------------ ---------------------------------------
TOTAL OPERATING EXPENSES                                   604,986         1,150,382         1,707,998             2,609,158
                                                 ----------------------------------------------------------------------------
LOSS FROM OPERATIONS                                      (604,986)       (1,150,382)       (1,707,998)           (2,616,468)
                                                 ----------------------------------------------------------------------------
OTHER INCOME/(EXPENSE)
  Interest expense                                        (260,417)                -          (265,623)                    -
  Income ( Loss) from investment in affiliate                    -           229,803                 -                (7,487)

                                                                            (425,000)                               (425,000)
  Investment Write-down                                          -                                   -                     -
                                                 ------------------------------------ ---------------------------------------
TOTAL OTHER INCOME/(EXPENSE)                              (260,417)         (195,197)         (265,623)             (432,487)
                                                 ----------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY GAINS                      $    (865,403)   $   (1,345,579)   $   (1,973,621)       $   (3,048,955)

EXTRAORDINARY GAINS

  Gains on extinguishment of debt                                -                 -                 -                23,000
                                                 ------------------------------------ ---------------------------------------
NET (LOSS)                                           $    (865,403)   $   (1,345,579)   $   (1,973,621)       $   (3,025,955)

OTHER COMPREHENSIVE (LOSS), NET OF TAX

  Unrealized (loss) on marketable securities                     -               195                 -                (4,680)
                                                 ------------------------------------ ---------------------------------------
COMPREHENSIVE (LOSS)                                 $    (865,403)   $   (1,345,384)   $   (1,973,621)       $   (3,030,635)
                                                 ============================================================================
Net (loss) per share-basic and diluted               $       (0.01)   $      (0.01)     $        (0.02)       $        (0.03)
                                                 ==================================== =======================================
Weighted average number of shares outstanding
  during the period-basic and diluted                  101,794,353        90,354,548        98,506,328            86,593,311
                                                 ==================================== =======================================

                          The accompanying notes are an integral part of these financial statements

                            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                      FOR THE PERIOD JULY 1, 2000 TO MARCH 31, 2002

                                                                                                               COMMON STOCK
                                                                                                               TO BE ISSUED
                                                        COMMON STOCK                  ACCUMULATED      -----------------------------
                                                   SHARES            AMOUNT             DEFICIT           SHARES          AMOUNT
                                               ---------------   ---------------- -------------------- -------------- --------------
BALANCE AT JUNE 30, 2000                           82,227,280       $ 16,865,441       $  (5,783,389)                     $

Stock issued for cash                               3,060,600            642,726
Stock warrants issued for cash                                           275,454
Stock to be issued                                                                                           833,333         250,000
Stock issued for offering costs                       250,000
Stock issued for services                           1,051,491            328,870
Stock issued for extinguishment of debt             6,597,000          4,545,902
Stock issued for  conversion  of  convertible
debt                                                1,803,545            412,800

Common stock retired                                (500,000)          (375,000)
Net (loss) for period                                                                    (19,732,566)
                                               ---------------   ---------------- -------------------- -------------- --------------
BALANCE AT JUNE 30, 2001                           94,489,916       $ 22,696,193       $ (25,515,955)        833,333      $  250,000
                                               ---------------   ---------------- -------------------- -------------- --------------

Stock issued for services                             780,240            244,224
Stock issued for extinguishments of debt            1,190,000            357,001
Stock issued for cash                               1,233,333            260,000                           (800,000)       (240,000)
Stock warrants issued for cash                                           110,000
Net (loss) for the period                                                                   (456,258)
                                               ---------------   ---------------- -------------------- -------------- --------------
BALANCE AT SEPTEMBER 30, 2001                      97,693,489       $ 23,667,418       $ (25,972,213)         33,333      $   10,000
                                               ---------------   ---------------- -------------------- -------------- --------------
Stock issued for services                             419,681            126,335                            (33,333)        (10,000)
Stock issued for offering costs                       137,727
Net (loss) for the period                                                                   (651,960)
                                               ---------------   ---------------- -------------------- -------------- --------------
BALANCE AT DECEMBER 31, 2001                       98,250,897       $ 23,793,753       $ (26,624,173)                     $

Stock issued for services                           2,013,468            151,010
Stock issued for cash and warrants                  2,146,967
Stock issued to Directors for services              1,000,000            180,000
Stock issued for commitment fees                    3,000,000            750,000
Deferred commitment fees                                               (656,250)
Net (loss) for the period                                                                   (865,403)
Capital contribution                                                       9,927
Stock issued in settlement of lawsuit                 320,000             80,000
Interest on beneficial conversion debentures                             250,000
                                               ---------------   ---------------- -------------------- -------------- --------------
BALANCE AT MARCH 31, 2002                         106,731,332       $ 24,558,440       $ (27,489,576)
                                               ===============   ================ ==================== ============== ==============

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
                                               ================ ===============

    The accompanying notes are an integral part of these financial statements



                                       5A

                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                      FOR THE NINE MONTHS ENDED
                                                                -------------------------------------
                                                                     MARCH 31,           MARCH 31,
                                                                       2002                2001
                                                                -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                      $    (1,973,621)    $   (3,025,955)
Adjustments to reconcile net loss to net cash used:
  Depreciation and amortization                                         403,417            787,626
  Expenses incurred in exchange for common stock                        781,569            257,070
  Gain on extinguishment of debt                                              -           (23,000)
  (Loss) on minority interest in affiliate                                    -              7,487
  Interest expense on beneficial conversion feature                     250,000                  -
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Prepaid expense                                                       7,000             46,118
    Deposits and other                                                  (24,700)            40,000
Increase (decrease) in liabilities:
  Accounts payable                                                     (161,203)           477,900
  Interest payable                                                       10,417                  -
  Accrued compensation                                                 (306,867)           195,000
  Other advances                                                        (63,000)                 -
  Deferred revenue and other                                                  -            (50,000)
                                                               -------------------------------------
  NET CASH USED IN OPERATING ACTIVITIES                              (1,076,988)        (1,287,754)
                                                               -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Loan to affiliated company                                                  -            (10,108)
  Purchase of fixed assets                                               (1,675)            (8,580)
  Repayment of loan to unconsolidated affiliate                         (25,000)                 -
  Repayment of short-term loan                                         (325,000)                 -
                                                               -------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                                (351,675)           (18,688)
                                                               -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of note payable                                            (118,530)           (41,802)
  Loan proceeds from shareholder                                        259,736            534,500
  Proceeds from sale of stock                                                 -             41,802
  Proceeds from issuance of common stock
   and warrants, net of offering costs                                  120,000            768,180
  Proceeds from issuance of convertible debentures                    1,000,000                  -
  Proceeds from issuance of short-term note                             325,000                  -
                                                               -------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,586,206          1,302,680
                                                               -------------------------------------

Net increase (decrease) in cash                                         157,543             (3,762)
Cash and cash equivalents at beginning of period                          6,816             30,154
                                                               ----------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $       164,359     $       26,392
                                                               ================  ==================

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

                                  INVESTMENT        GOODWILL          TOTAL

   At acquisition               $  3,657,472    $   15,692,528    $  19,350,000

   Cumulative Investment loss     (3,657,472)               --       (3,657,472)
   Amortization of goodwill              --         (1,292,664)      (1,292,664)
   Impairment of goodwill                --        (12,399,864)     (12,399,864)
                                  ------------    --------------    ------------

   Balance at June 30, 2001     $        --     $    2,000,000    $   2,000,000
   Cumulative amortization of
     goodwill through 3/31/02                         (300,000)        (300,000)
                                  ------------    --------------    ------------
   Balance at March 31, 2002    $               $     1,700,000   $   1,700,000
                                  ============    ==============    ============


The Company will adopt the provisions of SFAS 141 and 142 in the fiscal year beginning July 1, 2002, The Company will have $1,600,000 of goodwill on its balance sheet at that time. This amount will not be amortized after July 1, 2002 but will instead be subject to valuation analysis for impairment.


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

                                   SHARES OF COMMON
             DATE                    STOCK ISSUED             VALUE

        September 2000                 5,000,000            3,500,000
        October 2000(1)                  460,000              460,000
        June 2001                      1,137,000              567,100
        September 2001                 1,190,000              357,001
                                ------------------    ----------------------
                                       7,787,000            4,884,101
                                ------------------    ----------------------

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


Based on our loss from operations, working capital deficiency and stockholders' deficiency our auditors have expressed doubt regarding our ability to continue as a going concern. Of the $19,732,566 loss incurred during 2001, $18,252,567 was non-cash, the majority of which was a non-recurring charge from the impairment of the Company's investment in ACT-Australia. Cash required by operations amounted to $1,479,999. We raised $1,712,680 by issuing stock and debt. Management is of the opinion that funds for the next fiscal year can be obtained by issuing additional stock and debt. Management anticipates that future operations will generate sufficient cash to offset operating expenses.


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

We expect to generate revenue from the licensing, marketing and distribution of the SpectruCell product under our license agreement. The license agreement gives us the exclusive right to market and distribute SpectruCell in North, Central and South America. The manufacturing of SpectruCell will be arranged by Advanced Communications (Australia). We have not had any meaningful revenues to date. For the nine months ended March 31, 2002, we had a net loss of $1,973,621 or $0.02 per share. At March 31, 2002, we had negative working capital of $2,954,729 and an accumulated deficit of $27,489,576.


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


         LICENSE AGREEMENT


          On July 5, 2000, we entered into a license and distribution agreement with Advanced Communications Technologies (Australia) Pty Ltd, a company in which we own a 20% interest and Mr. May indirectly owns a 70% interest. Mr. May is a former officer and director and a significant shareholder of our company. Pursuant to the agreement, we received an exclusive license to market and distribute in North, South and Central America the SpectruCell technology and certain other technologies to be developed. This license is for an indefinite period of time. Upon the SpectruCell technology becoming commercially available, our company and Advanced Communications (Australia) will need to negotiate minimum guaranty payments, as well as the amount of the commission payable to our company. These amounts will be negotiated in accordance with industry standards after the final pricing of the SpectruCell technology is established. We are involved in ongoing lititgation with Advanced Communications (Australia) regarding the license and distribution agreement. A description of this lititagion is described below. To the extent that the pending litigation is not resolved in our favor, then we could lose our rights under the license and distribution agremenet. In such event, we would not have any rights to SpectruCell or any other product.

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



                  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001


                  OVERALL RESULTS OF OPERATIONS

For the three months ended March 31, 2002 we incurred an overall loss of ($865,403) or ($.01) per share, which was 54% less than the overall loss of ($1,345,384) or ($0.01) per share in the comparable period in the prior year.


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

                                  SHARES OF COMMON
                   DATE              STOCK ISSUED                 VALUE
                   ----              ------------                 -----

                 September 2000        5,000,000              $   3,500,000
                 October 2000(1)         460,000                    460,000
                 June 2001             1,137,000                    567,100
                 September 2001        1,190,000                    357,001
                                ------------------    ----------------------
                                       7,787,000              $   4,884,101
                                ==================    ======================

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

On February 27, 2002, our Board of Directors approved a resolution to reprice the private placement offering from $0.30 per share to $0.20 per share. The Board of Directors repriced these shares to compensate the investors for the delay in registering the sale of the shares. We did not recieve any consideration for the repricing of the shares. This repricing will result in the issuance of an additional 2,146,967 shares of common stock and warrants to the private placement investors. These additional shares are included in the number of shares that we are registering for these selling shareholders. The exercise price of the underlying warrants will remain at $0.30 per share.


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


Purchase Price:          $0.0015         $0.0030         $0.0045        $0.0060


No. of Shares(1):     70,000,000      70,000,000      70,000,000     70,000,000


Total
Outstanding(2):      181,977,622     181,977,622     181,977,622    181,977,622

Percent
Outstanding(3):            38.5%           38.5%           38.5%          38.5%

Maximum Proceeds(4)     $105,000        $210,000        $315,000       $420,000

----------------------

(1)      Represents   the  maximum  number  of  shares  of  common  stock  being registered under the Equity Line of Credit.


(2) Represents the total number of shares of common stock outstanding as of May 15, 2002, plus the shares to be issued to Cornell Capital Partners, L.P. under the Equity Line of Credit.


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

                           PART II - OTHER INFORMATION

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


         (v) 666,667 share having a value of $50,000 were issued to Danson Partners, LLC for prior professional services;


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

                                              SHARES OF
                                            COMMON STOCK
                    DATE                       ISSUED                  VALUE

                    September 2000            5,000,000            $   3,500,000
                    October 2000(1)             460,000                  460,000
                    June 2001                 1,137,000                  567,100
                    September 2001            1,190,000                  357,001
                    December 2001
                                          -------------         ----------------
                                              7,787,000            $   4,884,101
                                          =============         ================

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




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------
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
                      (Australia) Pty. Ltd.




EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------

10.18                 Letter of Intent dated September 11, 2001 re: Purchase   Incorporated by reference to Exhibit 10.18 to
                      of Advanced Technologies (Australia)                     Amendment No. 1 to the Company's Form 10-QSB
                                                                               for the quarter ended December 31, 2001


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

ADVANCED COMMUNICATIONS
TECHNOLOGIES, INC. (REGISTRANT)


/s/ Wayne I. Danson                                             August 5, 2002
-----------------------------------------------------           --------------
Wayne I. Danson                                                 Date
President, Chief Financial Officer and Director
(Principal Accounting Officer)