Form 10KSB
period 2002-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-12-06
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                          COMMISSION FILE NO. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                                  65-0738251
----------------------------------------  --------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or organization)

                    420 LEXINGTON AVENUE, NEW YORK, NY 10170
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (646) 227-1600
                         (REGISTRANT'S TELEPHONE NUMBER)

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                   TITLE OF EACH CLASS TO BE REGISTERED: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

            COMMON STOCK, NO PAR VALUE, 200,000,000 SHARES AUTHORIZED

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days        X Yes   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      The aggregate market value as of November 15, 2002 of the voting common equity held by non-affiliates is $1,188,526.


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

                                YES ____ NO ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of November 15, 2002, there were 118,852,622 shares of the Company's no par value common stock issued and outstanding.


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

                                     PART I

ITEM 1.  BUSINESS

      Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions you that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. The Company's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, in addition to those risks discussed below and in the Company's other public filings, press releases and statements by the Company's management, including (i) the volatile and competitive nature of the telecommunications industry; (ii) changes in domestic and foreign economic and market conditions; and (iii) the effect of federal, state and foreign regulation on the Company's businesses. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

      Unless the context requires otherwise, "we", "us" or "our" refers to Advanced Communications Technologies, Inc. and subsidiaries on a consolidated basis.

      We own the North and South American rights to market and distribute SpectruCell, a wireless software based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals through one base station. The SpectruCell product, which is based on the Software Defined Radio ("SDR") platform, is being developed to allow wireless communication network providers with the ability to not only direct multiple wireless frequencies (AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station but is expected to provide flexibility for future spectrum upgrades to 3G. The SpectruCell product is being developed by Advanced Communications Technologies (Australia), Pty. Ltd. ("Advanced Communications (Australia)") an insolvent development stage company, in which we formerly owned a 20% interest.

      During most of 2002, we were in litigation with Roger May and Advanced Communications (Australia) over our stock ownership interests in Advanced Communications (Australia) and our rights to market and distribute SpectruCell. Based on a substantial record created in that proceeding, the Australia Court granted us broad injunctions protecting our rights pending trial on the matters at issue. In early October, 2002, Advanced Communications (Australia) terminated an interim License Agreement we entered into with Advanced Communications (Australia) in July 2000 to facilitate implementation of our rights to SpectruCell on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the interim License Agreement. Our initial response to the purported termination of the interim License Agreement was to oppose it and seek leave of the Australian Court to apply for an injunction to prohibit Advanced Communications (Australia) from acting on the purported termination pending trial. The Australian Court granted us leave to do so. However, after considering the situation further and receiving advice of counsel, we made the strategic decision to alter our approach and withdraw from the Australian litigation.

      This decision was based on various factors, including the following: (i) the actions of Mr. May against the Company over the past 11 months, which in the Company's view demonstrated a consistent lack of good faith on his part that was unlikely to change, (ii) a recent statement made by Mr. May under oath to the Australian Court that "IT IS IMPORTANT FROM THE OUTSET TO UNDERSTAND THAT THERE WAS NO SPECTRUCELL PRODUCT IN 1999 AND TODAY THERE STILL IS NO SPECTRUCELL PRODUCT AS IT IS CLEARLY STILL IN THE DEVELOPMENT STAGE AND AT LEAST 12 TO 18
MONTHS FROM THE FINAL PRODUCT STAGE.", which was contrary to previous information consistently provided by Mr. May and Advanced Communications (Australia) to the Company and the public on that subject, (iii) the completion of the research and development of SpectruCell is currently projected to require an additional US$12 to 15 million; (iv) the Company's opinion that development of SpectruCell is unlikely to be completed and a product brought to successful commercialization under Mr. May's leadership (v) the Company's limited resources at the present time are insufficient to enable it take all of the legal actions that would be necessary to defend and enforce its rights in Australia; and
(v)the need for the Company to use available funds to continue current operations so that its rights and viability will be meaningfully preserved for the future.

      On October 25, 2002, we withdrew from the Australian litigation against Mr. May and Advanced Communications (Australia). The effect of the Company's decision to withdraw from the Australia litigation was that the existing injunctions issued by the Australia Court have been lifted and the purported termination of the interim License Agreement is not being challenged in the Australia Court.

      Notwithstanding our withdrawal from the Australia litigation, we retain our rights to damages and other available legal and equitable relief against Mr. May, Advanced Communications (Australia) and other parties who have acted in concert with them in violation of our rights. In addition, we still retain ownership of the rights to SpectruCell and related technology that we acquired in the 1999 merger with Advanced Communications Technologies, Inc., a Nevada corporation ("Advanced Communications (Nevada)"), which rights were neither created by nor subject to cancellation under the interim License Agreement. The Company intends to protect these rights to the fullest extent it is able to do so, and anticipates that Mr. May and Advanced Communications (Australia) will refuse to acknowledge these rights.

      As a minority shareholder in Advanced Communications (Australia), we had no management rights in its daily operations or any control over the development of the SpectruCell product. Our interest in Advanced Communications (Australia) was evidenced by a Stock Purchase Agreement and was reflected by stock ownership records on file with the Australian Securities Investment Commission, an Australian government agency. The Company owes Advanced Communications (Australia) $1,791,166 under the terms of the Stock Purchase Agreement, subject to claims or offsets the Company has as a result of the damages caused by Mr. May and Advanced Communications (Australia) to the Company during the past 12 months. Mr. May, a former officer and director and significant shareholder owns 70% of Advanced Communications (Australia) through Global Communications Technology Pty Ltd., his wholly owned company. On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company stating that the April 2000 Stock Purchase Agreement was terminated immediately due to the Company's insolvency. The effect of the purported Notice of Termination vis a vis the Stock Purchase Agreement was to cancel the Company's stock ownership interest in Advanced Communications (Australia). Consistent with our decision to withdraw from the Australia litigation, we have not challenged the purported termination of the Stock Purchase Agreement in the Australia Court. Given that Advanced Communications (Australia) is in an insolvency proceeding in Australia, that it is unlikely to emerge as an operating entity, and that the Company has written off its entire investment in Advanced Communications (Australia), the financial impact of this on the Company is not believed to be significant.

      On or about July 18, 2002, Advanced Communications (Australia) filed for administration under Australia's insolvency laws and appointed an independent administrator to operate and manage its business. Shortly thereafter, a receiver was appointed over the assets of Advanced Communications (Australia). In late September 2002, a plan of arrangement was proposed and approved in the administrative insolvency proceeding of Advanced Communications (Australia), as a result of which its significant assets will be sold to third parties to provide a source of payment of its debts. At this time, it appears that SpectruCell will be sold to a third party controlled by Mr. May and that Advanced Communications (Australia) will cease operations as a going concern.

      We currently have no products for licensing and/or distribution and, as a result of the above-described events, our ability to market SpectruCell in North and South America and exercise the rights we acquired in the 1999 merger with Advanced Communications (Nevada) is unclear. Apart from this, SpectruCell is still under development. Moreover, given the litigation and current situation between the Company, Mr. May and Advanced Communications (Australia), we do not have (and do not expect to obtain) any reliable information on the status of the SpectruCell product, when it will be available, if at all, to commercial or military users, the timetable for completing its development, or if the required financing can be obtained by Advanced Communications (Australia) or a successor in interest, to do so.

      We expected to generate revenue from the marketing and distribution of the SpectruCell product, if and when it became available to us. Although we still own the North America and South America rights to market and distribute SpectruCell, acquired pursuant to the 1999 merger with Advanced Communications (Nevada), it is unclear at this point whether we will be able to actualize those rights if SpectruCell is ever brought to the market and is a commercially viable product. We have not had any meaningful revenues to date. For the year ended June 30, 2002, we had a net loss of $4,332,693 or $.0.04 per share. At June 30, 2002, we had negative working capital of $3,252,643 and an accumulated deficit of $29,848,648.

INTERIM LICENSE AGREEMENT

      In April 1999, Advanced Communications (Nevada) merged with and into the Company. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) (of which Mr. May was the principal shareholder) received 90% of the Company's outstanding common stock and the Company received all of Advanced Communications (Nevada)'s assets which included all of the North and South American rights to SpectruCell.

      On July 5, 2000, we entered into an interim License and Distribution Agreement (the "interim License Agreement") with Advanced Communications Technologies (Australia) Pty Ltd. to help facilitate implementation of the rights we acquired in the 1999 merger with Advanced Communications (Nevada). At that time, we owned a 20% interest and Mr. May indirectly owns a 70% interest in Advanced Communications (Australia). Mr. May is a former officer and director and a significant shareholder of our company. Consistent with the rights to SpectruCell that we acquired in the 1999 merger with Advanced Communications (Nevada), the interim License Agreement confirmed our indefinite, exclusive license to market and distribute in North and South America the SpectruCell technology and certain other technologies to be developed. It was the intention of the parties that upon the SpectruCell technology becoming commercially available, our company and Advanced Communications (Australia) would negotiate royalty payments, in accordance with industry standards on an arms-length basis after the final pricing of the SpectruCell technology was established. The Company's rights to SpectruCell acquired in the April 1999 merger was neither created by nor subject to cancellation under the interim License Agreement.

      During most of 2002 we were involved in litigation in Australia with Advanced Communications (Australia) regarding SpectruCell. On April 26, 2002, the Supreme Court of Victoria at Melbourne, Australia issued an interim injunction against Advanced Communications (Australia) and Mr. May in connection with the ongoing litigation between Advanced Communications and Advanced
Communications (Australia). The interim injunction prohibited Advanced Communications (Australia) and Mr. May from violating the terms of the interim License Agreement. Based on a press release issued by Advanced Communications (Australia), it appeared that Advanced Communications (Australia) intended to license the SpectruCell technology to another entity in our territory. On May 7, 2002, we received a notice from Advanced Communications (Australia) alleging a breach of the license, accompanied by a notice of termination of the interim License Agreement. We believed the purported termination was without merit and took steps to temporarily enjoin Advanced Communications (Australia) from terminating our rights under the interim License Agreement. On May 8, 2002, the Australian court extended its April 26, 2002 order further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach.

      A dispute also arose between Advanced Communications (Australia) and the Company as to whether the Company's SpectruCell license included military applications as well as commercial applications. Contrary to previous statements and understandings, Advanced Communications (Australia) claimed for the first time on or about March 2002 that military applications were not included under the Company's SpectruCell license, and that these rights were exclusively reserved to Advanced Communications (Australia). A dispute also arose between the parties as to whether the Company's SpectruCell license included marketing rights, in addition to distribution rights. Contrary to previous statements and understandings, Advanced Communications (Australia) claimed for the first time on or about March 2002 that the Company's SpectruCell license did not include marketing rights, and that these rights were exclusively reserved to Advanced Communications (Australia). The Company disputed these claims and requested the court to expand the existing injunctions against Advanced Communications (Australia) to include marketing rights and military applications of SpectruCell technology in the Exclusive Territory and to continue the existing injunctions in effect until the trial on the case.

      The marketing and military applications rights were relevant because the Company had been contacted by a U.S. defense contractor that was bidding on a U.S. Army project that involved a SpectruCell-type component that the contractor wanted the Company to provide for the project. The Company was also contacted at this time by another U.S. defense-related company regarding similar products. It was also relevant because it had become apparent that the best way to generate short term revenues for SpectruCell-related products was through military applications which were easier and less expensive to produce than the technically much more sophisticated commercial products being designed for public telephone system use.

      The above-mentioned matters were argued before the court at a two day hearing on May 27 and 28, 2002. The court took the matters under submission. On August 23, 2002, the court issued its ruling in which the judge concluded:

            "IT IS PREFERABLE, IN MY OPINION, THAT ALL ACTIVITY [RELATED TO SPECTRUCELL] ON BEHALF OF ACT [AUSTRALIA] IN THE EXCLUSIVE TERRITORY PENDING THE TRIAL BE CARRIED OUT BY ACT INC [ADVANCED COMMUNICATIONS]."

      Based on this conclusion, the court issued a comprehensive preliminary injunction granting all the relief sought by the Company. Among other things, the injunction prohibits Advanced Communications (Australia), directly or indirectly, from taking any action in the exclusive territory with respect to marketing, distributing, selling or otherwise dealing with the SpectruCell technology (including the military applications thereof), except through and with the prior written consent of the Company. Quoted below is the text of one of the sections of the court's order:

            "...THE FIRSTNAMED DEFENDANT [I.E., ADVANCED COMMUNICATIONS (AUSTRALIA)], WHETHER BY ITSELF OR BY ITS OFFICERS, EMPLOYEES AGENTS, ATTORNEYS, OR ANY OF THEM OR HOWSOEVER OTHERWISE, BE RESTRAINED FROM ITSELF MARKETING, DISTRIBUTING, SELLING, SUPPLYING, OFFERING TO SELL OR SUPPLY OR OTHERWISE DEALING IN OR WITH THE PRODUCT INCLUDING ANY MILITARY APPLICATIONS OR USES OF THE SPECTRUCELL TECHNOLOGY, IN THE EXCLUSIVE TERRITORY WITHOUT THE PRIOR WRITTEN CONSENT OF [ADVANCED COMMUNICATIONS]."

      The court's order also prohibited Advanced Communications (Australia) from licensing, marketing, distributing, selling or otherwise dealing with the SpectruCell technology, including military applications of the product, and from offering to do any of the foregoing, in the exclusive territory through any third party without the Company's prior written consent. The court's order also prohibited Advanced Communications (Australia) from entering into a license or sub-license agreement to market, distribute, sell, provide promotional material or otherwise deal with the SpectruCell technology, including military applications thereof, in the exclusive territory except to the company or at its request. The court's order also prohibited Advanced Communications (Australia) from granting any license to any third party to use, sub-license or reproduce the product in the exclusive territory, except at the request of the Company.

      REPUDIATION OF INTERIM LICENSE AGREEMENT IN OCTOBER 2002. In early October 2002, Mr. May and Advanced Communications (Australia) applied to the Australian Court to modify the above-referenced injunctions issued on August 23, 2002, on the grounds that they were meaningless and, therefore, should be disregarded. The primary basis for the application was the assertion of Mr. May, set forth in an Affidavit sworn under oath, dated October 8, 2002, that SpectruCell had evolved from a base station hardware technology (its original form) to a software defined radio based operating system (its current form). Based on this, Mr. May stated that in it's current form SpectruCell was not covered under the interim License Agreement and had not been covered under the interim License Agreement for approximately two years. Mr. May contended that the Company had no rights to the SpectruCell technology under the interim License Agreement and that the injunctions issued by the Australia Court on August 23, 2002 had no application to what ACT-Australia is presently doing vis a vis SpectruCell. The Company rejected Mr. May's sworn statements as self serving to his current purposes of nullifying the Company's rights under the interim License Agreement and as being inconsistent with numerous prior public statements he had made and the intentions of the parties, as reflected in the agreements between them and their prior actions.

      TERMINATION OF INTERIM LICENSE AGREEMENT IN OCTOBER 2002. In mid-October 2002, Mr. May and Advanced Communications (Australia)'s purportedly terminated the interim License Agreement based on the assertion that the Company is insolvent and that its insolvency constitutes an irreparable event of default thereunder. As stated above, the Company made a strategic decision not to challenge the termination. Further, despite the termination of the interim License Agreement, the Company still owns the North and South American rights to SpectruCell that it received pursuant to the April 1999 merger with Advanced Communications (Nevada).

      Following the purported termination of the interim License Agreement, Mr. May contacted the Company on several occasions in response to previous attempts by the Company to settle the existing disputes. He indicated that he was interested in reaching a settlement and on October 14, 2002, he stated that he would submit a settlement proposal to the Company. He has not yet done so and has refused to respond to follow-up overtures from the Company in that regard.

      The Company believes that Mr. May's purported termination of the interim License Agreement and his failure to negotiate in good faith to settle the existing disputes, in spite of his promise to do so, were part of a preconceived plan on his part to nullify the Company's rights as a stockholder of Advanced Communications (Australia) and as the owner of the North and South America rights to the SpectruCell technology and to transfer the technology to a controlled third party substantially free of the claims of third parties, including the Company.


FINANCIAL CONDITION

      We had net losses of $4,332,693 and $19,732,566 during the years ended June 30, 2002 and 2001, respectively. As of June 30, 2002, we had cash of $11,093 and current liabilities of $3,263,736. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      If we are unable to obtain additional funding through our Equity Line of Credit facility (as described in the Management Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report) until such time as the SpectruCell product is ready to be sold within our exclusive markets, then the failure to obtain this funding will have a material adverse effect on our business and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy our creditors in full. Accordingly, should we be forced to file for bankruptcy protection, there is no assurance that our stockholders would receive any value. A detailed discussion of our financial condition is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this filing.


ADVANCED COMMUNICATIONS (AUSTRALIA) VOLUNTARY ADMINISTRATION

      On or about July 15, 2002, the Australia Tax Office ("ATO") filed an action against Advanced Communications (Australia) to appoint a liquidator of the company for failure to pay back taxes. SpectruCell SDR Pty Ltd ("SDR"), a company controlled by Roger May to which Advanced Communications (Australia) intends to transfer its rights to the SpectruCell technology, was also named as a defendant in this action.

      At the request of ATO, on or about July 15, 2002, the court issued injunctions against Advanced Communications (Australia) and SpectruCell SDR prohibiting them from selling, transferring, charging, mortgaging, disposing, leasing, diminishing or dealing in any way with any of Advanced Communications (Australia)'s assets or undertakings. On or about July 18, 2002, in response to the ATO's action, Advanced Communications (Australia) appointed an administrator, who took control of the company. On or about July 22, 2002, the court made the above-mentioned injunctions applicable to the administrator.

      On or about July 29, 2002, Global Communications Technology Pty Ltd ("Global"), a company controlled by Roger May, appointed a receiver/manager ("Receiver") to take control of the assets of Advanced Communications (Australia) under the terms of a security agreement. On or about August 1, 2002, the ATO filed another action in which it joined Global and the Receiver to the first action and sought to have declared invalid Global's security interest in the assets of Advanced Communications (Australia). On or about August 2, 2002, the court made the above-mentioned injunctions applicable to Global and the Receiver.

      On or about August 30,  2002,  at the request of the  Receiver,  the court approved a sale of Advanced Communications (Australia)'s shares in Australon Enterprises Pty Ltd ("Australon"), now known as Intermoco Ltd., for AUS$6,000,000.

      On or about September 10, 2002, the ATO, Advanced Communications (Australia), SDR, Global, and the Receiver entered into a settlement agreement pursuant to which it was agreed, among other things, that the majority of the amounts owed by Advanced Communications (Australia) to ATO would be paid from the proceeds of the sale of the Australon shares, that a portion of the balance of the sale proceeds would be used to pay the expenses of administration, employee wages and the unsecured creditors, and the balance would go to Global. Subject to completion of the sale of the Australon shares, which is to take place in February 2003, the ATO agreed to drop its actions against Advanced Communications (Australia), Global and the Receiver.

      On or about September 18, 2002, a plan of reorganization was submitted to the administrator, which is supported by management of Advanced Communications (Australia). Under the plan, the expenses of administration and the claims of employees and unsecured creditors will be partially or fully paid over a 3-year period from (i) a portion of the sale proceeds from the Australon shares, (ii) a portion of the sale proceeds or license royalties, if any, from the SpectruCell technology, which will be licensed or sold to SDR, and (iii) a portion of the net recovery, if any, from various lawsuits in which Advanced Communications (Australia) is the plaintiff.

      At a meeting of the creditors held on September 26, 2002, a plan of reorganization was approved and the administration was continued to allow the administration to oversee the implementation of the plan of reorganization.

      The Company submitted a claim to the administrator in regard to the damages that were caused to the Company by the hostile actions of Advanced Communications (Australia) following the removal of Roger May as an officer and director of the Company in December 2001. The administrator allowed the Company's claim to the extent of $1. As a result, the Company will not be receiving any meaningful amounts from the plan of reorganization.

      Based on the hostile actions of Roger May toward the Company over the past 11 months, if Roger May controls the entity that ultimately ends up owing or licensing the SpectruCell technology, the Company anticipates that its rights VIS A VIS SpectruCell will continue to be disregarded and violated. Although the Company intends to use all resources available to it to protect the Company's rights in that regard, as it has during the past 11 months, it is not known if the Company will be successful in doing so.


COMPANY HISTORY

      We were incorporated on April 30, 1998 and were inactive from April 1998 to June 1998 except for the issuance of founders' shares. On April 7, 1999, Advanced Communications (Nevada) merged with and into the Company. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) (of which Mr. May was the principal shareholder) received 90% of the Company's outstanding common stock and the Company received all of Advanced Communications (Nevada)'s assets which included all of the North and South American rights to SpectruCell.

      Mr. May and his related entities including Global Communications Technology Pty Ltd, his wholly owned entity, as majority owner of Advanced Communications (Nevada), received approximately 42,000,000 shares in the Company under the share exchange.

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

      On July 20, 1999, we formed Advanced Global Communications, Inc. ("AGC"), a Florida corporation. AGC was established to develop and operate our international telecommunications network as well as to acquire other switching and telecommunications companies. During the fiscal year ended June 30, 2001, we ceased operating AGC's international telecommunications network and wrote-off our entire investment in various telephone equipment and network costs. Such write-off amounted to $69,506.

      On November 10, 1999, AGC entered into an agreement with the shareholders of World IP Incorporated and its wholly-owned foreign subsidiaries, Sur Comunicaciones, S.A., a Chilean corporation, and Acinel, S.A., an Argentinean corporation, to acquire a 51% controlling interest in the World IP. Under the terms of the agreement, 500,000 shares of our restricted common stock, plus $95,000 in cash was exchanged for 1,020 shares of stock representing 51% of the then issued and outstanding shares of World. The 500,000 shares of restricted common stock were valued at the trading price on the closing date and together with the cash consideration resulted in a purchase price of $470,000. World IP provides wholesale international telephone services from the U.S. to Chile and Argentina. On October 4, 2000, we notified World's management and its shareholders that we intended to rescind the agreement because we were unable, after repeated requests, to obtain from World's management financial records and audited financial statements. Consequently, our management deemed that it was in our best interest to unilaterally rescind the agreement. On October 6, 2000, we filed suit in the Circuit Court in and for Palm Beach County, Florida against the World IP and its shareholders for rescission of the agreement and for monetary damages resulting from such breach. On January 23, 2002, the parties entered into Settlement and Rescission Agreements and a Stipulation for Dismissal with Prejudice (the "Stipulation") to settle this matter. The Stipulation states that the November 10, 1999, Agreement and all related transactions, including the issuance of 1,020 shares of World IP to AGC and the 500,000 shares of restricted common stock to World IP shareholders, are rescinded, AB initio, effective November 10, 1999, as though such transactions never occurred. Further, as part of the settlement, Advanced Communications issued a total of 320,000 shares of restricted common stock to certain shareholders of World IP, which shares are being registered. The Circuit Court in and for Palm Beach County issued an Order Approving Stipulation approving the Settlement and Rescission Agreements and the Stipulation. The lawsuit was dismissed by a court order dated January 29, 2002.

      For financial statement purposes, we have treated the World IP rescission transaction as if we had never acquired the World IP stock and wrote-off our $125,000 investment in World IP in our June 30, 2000 financial statements.

      On April 5, 2000, we entered into a Stock Purchase Agreement with Advanced Communications (Australia) to acquire a 20% interest for $19,350,000. The majority owner of Advanced Communications (Australia) is Roger May, who was the Chief Executive Officer, Chairman of the Board of Directors of our company until November 30, 2001. In consideration for our purchase of the stock, we issued 5,000,000 shares of our common stock having a value of $11,850,000 and a $7,500,000 unsecured non-interest bearing note payable in installments. The note payable was payable in three equal monthly installments commencing May 31, 2000. Under the terms of the April 2000 Stock Purchase Agreement, the monthly installment deadline was extended, without interest, to allow for our company to, on a best efforts basis, raise the cash portion of the purchase price through the sale of securities. Upon raising such funds, our company is obligated to repay Advanced Communications (Australia)'s note payable after deducting for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by its Board of Directors. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as goodwill.

      Our 20% interest in Advanced Communications (Australia) was accounted for using the equity method of accounting and was stated at the amortized cost of goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of Advanced Communications (Australia) was adjusted for the amortization of the goodwill, as discussed above. Amortization was computed on a straight-line basis over fifteen years until June 30, 2001 at which time we reassessed the life of the goodwill to be five years. The amortization of goodwill charged to income for each of the fiscal years ended June 30, 2002 and June 30, 2001 was $300,000 and $1,046,169, respectively.

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

      Due to litigation by the Australian Tax Office against Advanced Communications (Australia) and Advanced Communications (Australia)'s subsequent filing on or about July 18, 2002 for protection under Australia's insolvency laws by appointing an Independent Administrator to take over its business and affairs, management has determined that its remaining goodwill investment is impaired pursuant to the provisions of SFAS 142. Accordingly, the Company has written off the balance of its unamortized goodwill of $1,700,000 during the fiscal year ended June 30, 2002.

      The components of the investment in Advanced Communications (Australia) at June 30, 2002 are as follows:

                                         INVESTMENT       GOODWILL            TOTAL
                                      -------------     ------------      --------------

At acquisition                        $   3,657,472     $ 15,692,528      $  19,350,000
Cumulative Investment loss              (3,657,472)                --        (3,657,472)
Amortization of goodwill                         --       (1,292,664)        (1,292,664)
Impairment of goodwill                           --      (12,399,864)       (12,399,864)
Balance at June 30, 2001                         --         2,000,000         2,000,000
Cumulative amortization of
  Goodwill through March 31, 2002                           (300,000)          (300,000)
Impairment of Goodwill                                    (1,700,000)        (1,700,000)
Balance at June 30, 2002               $         --      $         --     $           --

      On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company stating that the April 2000 Stock Purchase Agreement is terminated immediately due to the Company's insolvency. The effect of the purported Notice of Termination is to cancel the Company's stock interest in Advanced Communications (Australia). Consistent with our decision to withdraw from the Australia litigation, we have not challenged the purported termination of the Stock Purchase Agreement in the Australia Court. Given that Advanced Communications (Australia) is in an insolvency proceeding in Australia, is unlikely to emerge as an operating entity, and that the Company has written off its entire investment in Advanced Communications (Australia), the future financial impact of this on the Company is not believed to be significant.

      On July 5, 2000, we entered into an interim License and Distribution Agreement with Advanced Communications Technologies (Australia) (the "interim License Agreement") to facilitate implementation of our rights to SpectruCell acquired in the 1999 merger with Advanced Communications (Nevada).

      During most of 2002, we were in litigation with Roger May and Advanced Communications (Australia) over our rights to market and distribute SpectruCell. Based on a substantial record created in that proceeding, the Australia Court granted us broad injunctions protecting our rights pending trial on the matters at issue. In early October, 2002, Advanced Communications (Australia) terminated the interim License Agreement on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the interim License Agreement. Our initial response to the purported termination of the interim License Agreement was to oppose it and seek leave of the Australian Court to apply for an expansion of our existing injunctions that would prohibit Advanced Communications (Australia) from acting on the purported termination pending trial. The Australian Court granted us leave to do so. However, after considering the situation further and receiving advice of counsel, we made the strategic decision to alter our approach and withdraw from the Australian litigation.

      This decision was based on various factors, including the following: (i) the actions of Mr. May against the Company over the past 11 months, which in the Company's view demonstrated a consistent lack of good faith on his part that was unlikely to change, (ii) a recent statement made by Mr. May under oath to the Australian Court that "IT IS IMPORTANT FROM THE OUTSET TO UNDERSTAND THAT THERE WAS NO SPECTRUCELL PRODUCT IN 1999 AND TODAY THERE STILL IS NO SPECTRUCELL PRODUCT AS IT IS CLEARLY STILL IN THE DEVELOPMENT STAGE AND AT LEAST 12 TO 18
MONTHS FROM THE FINAL PRODUCT STAGE.", which was contrary to previous information consistently provided by Mr. May to the Company and the public on that subject, (iii) the completion of the research and development of SpectruCell is currently projected to require an additional US$12 to 15 million;
(iv) the Company's opinion that development of SpectruCell is unlikely to be completed and a product brought to successful commercialization under Mr. May's leadership (v) the Company's limited resources at the present time are insufficient to enable it take all of the legal actions that would be necessary to defend and enforce its rights in Australia; and (v)the need for the Company to use available funds to continue current operations so that its rights and viability will be meaningfully preserved for the future.

      On October 25, 2002, we withdrew from the Australian litigation against Mr. May and Advanced Communications (Australia). The effect of our decision to withdraw from the Australia litigation was that the existing injunctions issued by the Australia Court have been lifted and the purported termination of the License is not being challenged in the Australia Court.

      Notwithstanding our withdrawal from the Australia litigation, we retain our rights to damages and other available legal and equitable relief against Mr. May, Advanced Communications (Australia) and other parties who have acted in concert with them in violation of our rights. In addition, we still retain ownership of the rights to SpectruCell and related technology acquired in the 1999 merger with Advanced Communications (Nevada), which were neither created by nor subject to cancellation under the interim License Agreement. The Company intends to protect these rights to the fullest extent it is able to do so, and anticipates that Mr. May and Advanced Communications (Australia) will not acknowledge these rights.

      On July 24, 2000, our company formed Australon USA, Inc., a Delaware corporation, owned 50% by our company and 50% by Australon Enterprises Pty., Ltd. a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of Advanced Communications (Australia). Australon Enterprises Pty Ltd is an Australian public company that manufactures and distributes remote monitoring devices for homes and businesses such as remote meter reading and residential automated gateway devices. While Mr. May, our former CEO and Chairman of the Board has a significant ownership interest in Australon Enterprise Pty, through his ownership interest in Advanced Communications (Australia), he is not involved in Australon `s daily management or business operations and is not represented on its Board of Directors. The joint venture relationship was established while Mr. May controlled both companies. We formed Australon USA, Inc. to market and sell the Australon suite of products in the U.S., Canada and South America. Presently, the company is not in negotiations with Australon Enterprises Pty and will not enter into any discussions with Australon's management until the Company's lawsuit with Advanced Communications (Australia) and Mr. May is resolved. Australon USA, Inc is inactive and will remain inactive for the foreseeable future. Australon USA, Inc. had no revenues or expenses for the fiscal years ended June 30, 2002 or 2001.

      In November 2000, we formed Advanced Network Technologies (USA), Inc., a Delaware corporation, owned 70% by us and 30% by Advanced Network Technologies Pty. Ltd. Advanced Network intended to acquire wireless network infrastructure in North and South America. This infrastructure was intended to help showcase SpectruCell within a working network environment. To date, no acquisitions have been made. Advanced Network Technologies (USA), Inc. is presently inactive and had no revenues or expenses for the fiscal years ended June 30, 2001 or 2001.

ACQUISITIONS

      On September 7, 2001 we entered into a Letter of Intent with Advanced Communications Technologies (Australia) to acquire all of the intellectual property, including the worldwide rights (other than rights to territories that we currently possess) for the licensing and distribution of the SpectruCell product (the "IP Rights"). The Letter of Intent which was executed by Messrs.
Roberts and May on behalf of Advanced Communications (Australia) and us, respectively, includes various conditions precedent to the transfer of the IP Rights including, but not limited to, the raising by us of $80 million in the US capital markets, appropriate regulatory approvals, approval by both our Board of Directors and shareholders, appropriate due diligence and definitive agreements. During the period from January 2002 to present, we, along with our Australian financial and legal advisors, have attempted to negotiate with Mr. May in good faith to enter into a Non-Disclosure Agreement to allow us to commence our due diligence on the financial, legal and technological affairs of Advanced Communications (Australia). In addition, during this period we have filed two lawsuits against Mr. May and Advanced Communications (Australia) for breach of our April 5, 2000 Stock Purchase Agreement and July 5, 2000 License and
Distribution Agreement. Consequently, we have been unable to execute any Non-Disclosure Agreement nor commence any active or meaningful negotiations with Mr. May for the acquisition of the SpectruCell technology pursuant to the terms of the September 7, 2001 Letter of Intent. On September 7, 2002, the September 7, 2001 Letter of Intent that the Company entered into with Advanced Communications (Australia) to acquire all of the intellectual property, including the worldwide rights (other than the rights to territories that the Company currently possess) for the licensing and distribution of the SpectruCell product, expired.

      Due to the litigation with Mr. May and Advanced Communications (Australia), the restrictions on foreign ownership and Advanced Communications (Australia) voluntary administration described above, the Company will no longer pursue the acquisition of Advanced Communications (Australia)'s intellectual property.


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

      Wireless carriers must continuously upgrade their networks with new technologies and expand into new geographic regions in order to remain competitive and satisfy the demand for wireless service. Additionally, new carriers are entering the market as a result of deregulation, the issuance of new licenses and the demand for new services, fueling the development of new networks. Consequently, carriers are deploying new network equipment both in the U.S. and abroad. New technologies, such as broadband wireless, are helping to fuel demand for more advanced wireless equipment. Global revenues from the broadband market are expected to exceed $88 billion by 2007, according to the ARC Group (Feb. 2002). However, during the past six months, the telecommunications industry has experienced the adverse effect of the downturn in the global economy, and as a result, has significantly curtailed its infrastructure capital spending.


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

      o introduce other emerging data networking and broadband technologies, such as LMDS, MMDS and other point-to-multipoint architectures, for the provision of high speed data wireless Internet access and other broadband services; and

      o offer wireless local loop systems domestically to bypass incumbent wire line competitors and in developing countries lacking modern wire line telephone infrastructure.

      The convergence of traditional wireless, wire line and cable services is also adding complexity to the telecom environment as carriers deploy networks spanning traditional wireless/wire line boundaries to offer these enhanced services and new technologies.


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

      Equipment vendors are facing numerous challenges in the current environment, as carriers are requiring them to develop new generations of equipment that are capable of handling increased features and functionality. In addition, vendors must provide equipment that can be deployed within a carrier's existing network and integrate with equipment offered by other vendors. Carriers are more likely to select a vendor who provides a full suite of products and deployment services. Given the rapid pace of technological change, equipment vendors are finding it increasingly difficult to justify using resources for the deployment, integration and optimization of their current generation of products. This has increasingly led equipment vendors to focus on their core competencies to offer competitive solutions in this rapidly changing technological environment and to outsource network design, deployment and management services. On top of the technological challenges, facing the telecommunications industry, the recent downturn in the U.S. and global economies as well as the bankruptcy filings of Worldcom and Quest Communications have caused a dramatic decrease in not only the capital budgets of the telecom giants but in the industry's overall financial stability.


      THE SPECTRUCELL TECHNOLOGY

      As previously discussed, due to litigation between us and Advanced Communications (Australia) and Roger May, we have not been provided with meaningful and reliable information about the status of the SpectruCell technology and when it will be available, if at all, to military users and field tested for commercial applications. Further, as stated above, Advanced Communications (Australia) has undergone a voluntary insolvency and its assets are being sold to pay off creditors. The SpectruCell technology is being transferred to SpectruCell SDR Pty Ltd., a company owned and controlled by Mr. May, and Advanced Communications (Australia) has terminated the Company's interim License Agreement for SpectruCell. The following discussion about SpectruCell is a general description of the technology based on information we have been provided with and should be read in this context.

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

      Advanced Communications (Australia) is, based on information we have been provided with, developing a wireless communication network technology that will be trademarked and marketed as "SpectruCell". At this time, SpectruCell is not commercially available and is still in the concept and prototype stages of development. SpectruCell is expected to use commercial off the shelf components to the extent that they are available. The SpectruCell conceptual design incorporates new design concepts and approaches to the development of a software defined radio operating system. Unlike existing communications networks, SpectruCell is being designed to support a wireless network architecture designed to process and transmit numerous communications protocols (AMPS, CDMA, TDMA, GSM, W-CDMA, UMTS, 3G, Voice IP, etc.), as well as wireless Internet applications, all within one network. Advanced Communications (Australia) is, we believe, in the process of developing these software applications. Accordingly, applications capable of supporting all of these protocols or wireless frequencies do not currently exist. By utilizing the SpectruCell software-based operating system, network providers are expected to be able to support substantially all current and future wireless frequencies with the same equipment on the same network through software upgrades.

      We believe that a prototype version of the software suitable to support the laboratory operation of a prototype with restricted functionality has been developed. We believe that Advanced Communications (Australia) plans to have a beta test version of the commercial version of the software available in 2004. While some presales activity may take place during 2003, sales of a commercial product are unlikely before that date. However, custom designed, specialist, non-commercial applications such as military applications may be available by the end of 2003. The current prototype SpectruCell product can only support the CDMA-1 and GSM protocols. Any planned development of future product applications will focus on the development of a product supporting the CDMA 2000 protocol.

      The SpectruCell architecture is being developed and designed to provide a method of transmitting the entire base bank spectrum from the receiving Antenna/Cell to a centralized Mobile Telephone Switching Office (MTSO) for call processing and redistribution, rather than processing calls at the cell site. Until approximately three years ago almost all cellular transmissions were Analog. In the current cellular network environment, additional call processing hardware has to be added to each cell site (usually around 200+ cells per average network), for network operators to transmit evolving new digital protocols (CDMA, TDMA, GSM, W-CDMA, etc.) over their existing cellular networks. SpectruCell is being developed and designed as a publishable API (open architecture) so that network operators can write their own interfaces, and it is also software upgradeable so that additional protocols can be added to an existing base station by uploading another software module to the base station.

      We believe that SpectruCell is being developed to have the capacity to dynamically assign channels and spectrum (i.e., call carrying capacity) to the cells requiring it most. In a sense, the cellular operator would possess a so-called "elastic capacity" at cells in the system. Since all voice channels would be centrally located at the switch instead of at the cell/antenna sites, individual voice channels and RF trunks can be distributed as needed to busy cell/antenna sites. Channels would be essentially "borrowed" from surrounding cells and used to support call traffic at the busier sites during call volume peaks. This is a distinct departure from present "honeycomb style" systems where each cellular network is dedicated to a single protocol and each cell has fixed call carrying capacity or bandwidth, that is limited by the number of voice channels installed at each cell site. In essence, the SpectruCell architecture provides a basis for a paradigm shift from the conventional telecommunications central office switching structure for evolving wireless networks. For carriers to support multiple protocols such as GSM and CDMA digital mobile phones, current wireless communications technology requires separate cell sites with separate equipment for each protocol carried. We believe that upon implementation, SpectruCell will allow carriers to maintain and utilize their existing networks within a modern network platform that will enable them to support evolving protocols. We also believe that by utilizing the SpectruCell multiple protocol wireless base station, network providers will be able to support current and in all probability future protocols with the same equipment on the same existing networks. Future protocols would be added to the network through software

      Other applications that have been identified for potential deployment include:

      o A hardware platform for 3G cellular test equipment where SpectruCell's SDR based flexibility can be employed to allow for testing of varying 3G standards;

      o A hardware platform for high end military based signal processing. SDR originated in the military and SpectruCell's ability to handle multiple communications standards is expected to make it desirable for test and development of advanced military communications' system, such as:

      o   Radar;

      o   Sonar; and

      o   Military communications.

      o Aerial communications and mobile communications platforms. SpectruCell is being designed such that it can be deployed aerially or in mobile situations in order to provide rapid and flexible coverage for a particular area;


PATENTS

      We have been told that Advanced Communications (Australia) has filed five patent applications with the Australian patent office under the Patent Cooperation Treaty in connection with certain aspects of the SpectruCell technology. Under this treaty, any patents issued provide patent protection in 111 member countries, including the United States. No patents have been issued to date and we have no assurance that any such patents will be issued in the future. Information regarding patents filed by Advanced Communications (Australia) is included in this filing because our company's success is highly dependent on the technology being developed by Advanced Communications (Australia) and its ability to protect the technology from potential competitors through patents.


COMPETITION

      We believe that the SpectruCell system will compete with traditional cellular telephone and other wireless communications technologies. However, the technology will have to be differentiated through cost savings in implementation and upgrades and through improved service. Like most new technologies the introduction of SpectruCell will require demonstrations and education through field trials and similar demonstrations to introduce the product to the potential market. No assurances can be given that the market will accept the SpectruCell technology, or that other competing products will be developed or achieve better market acceptance than the SpectruCell technology.

      The wireless telecommunications infrastructure market is highly competitive. The market for a SpectruCell type product is characterized by rapidly changing technology, evolving industry wireless standards and frequent new product introductions and enhancements. Failure to keep pace with these changes could seriously harm our ability to compete once it becomes commercially available. Our ability to compete depends on many factors including the timing of delivery to market the SpectruCell product, its flexibility, price, and reliability.

      Current and potential competitors consist primarily of major domestic and international companies, most of which have longer operating histories; installed customer bases; higher volumes; substantially greater name recognition; and greater financial, technical, manufacturing, marketing, sales and distribution resources. We have identified at least one competitor to the SpectruCell technology. This competitor is Airnet Communications Corporation (www.airnet.com). We expect to face increasing competition as other telecommunications companies realize the advantages of SDR and begin devoting more resources to developing SDR base technologies. Many of these companies have substantially greater resources than we do. These companies also have more experience than we do in obtaining governmental approval from the Federal Communications Commission and other agencies.

      We cannot be sure that we will be able to effectively compete with existing wireless network companies or that we will gain acceptance for the SpectruCell system.


SALES AND DISTRIBUTION

      We planned to have independent distribution and sales offices located in California, New York and Florida once SpectruCell became commercially available. Given the litigation between us and Advanced Communications (Australia) and the current state of the SpectruCell development, it is unclear when or whether we will carry out such plans.


GOVERNMENT REGULATION

      The  proposed  sale  of  wireless   communications  services  through  the
SpectruCell product may be subject to government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. These regulations may require Advanced Communications (Australia), its successor, or our company to obtain regulatory approval from the Federal Communications Commission prior to the use of the SpectruCell product. At this time, we cannot estimate how long this process will take to complete or whether these efforts will be successful or how and when Advanced Communications (Australia) will satisfy the FCC, if at all. Moreover, because SpectruCell is not yet developed for the commercial market, it is uncertain what form the product will ultimately take and whether Advanced Communications (Australia), the company or the commercial user will be required to comply with the specific FCC regulations in effect at the time SpectruCell is available for sale to commercial customers. The inability to obtain FCC approval, if required, would prevent us from deploying any wireless applications, which would be detrimental to our proposed business operations. Changes in existing policies or regulations in any state or by the Federal Communications Commission ("FCC") could have a material adverse effect on our financial condition or results of operations. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on our business or financial condition or results of operations.


EMPLOYEES AND CONSULTANTS

      As of November 15, 2002, we have no full time employees and four part time consultants. None of our consultants are covered by any collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY

      As of August 1, 2002, the Company relocated its principal executive office from California to 420 Lexington Avenue, New York, NY 10170 within the office facility of Danson Partners, LLC, a privately owned company that employs our President and Chief Financial Officer. No rent or facility use fee is charged to the Company by Danson Partners, LLC. The Company is a party to a three-year office lease that commenced January 1, 2002 and ends December 31, 2004 for its former California office located at 880 Apollo Street, Suite 200, El Segundo, CA. The monthly rent is $7,634 inclusive of the cost of monthly parking. The minimum lease payments for the remaining life of the lease is $229,020. The Company has engaged Grubb & Ellis to find a suitable subtenant to assume all or a portion of the Company's remaining lease obligation.

      The Company is a guarantor to Jason Webster's one year residential lease which expires January 25, 2003. The Guaranty which was executed in January 2002 requires the Company to reimburse the landlord in the event of a default by Jason Webster, the former Director of Corporate Communications of the Company. The rent under the residential lease is $1,690 per month. The Company has not been required to perform under the Guaranty.


ITEM 3.  LEGAL PROCEEDINGS

(I)   NANCY J. NEEDHAM AND EDMUND R. DUPONT LAWSUIT

      In Nancy J. Needham; Edmund R. DuPont et al v. Advanced Communications Technologies, Inc., et al, an action filed July 2000 in the Fifteenth Judicial Circuit in the State of Florida, two former officers and directors of the Company are seeking damages and injunctive relief arising out of the Company's refusal to provide legal opinion letters and to take other actions necessary to allow the former officers to convert restricted stock into unrestricted stock under an exemption under Rule 144. The plaintiffs have not specified the amount of damages they are seeking. The Company has filed a counterclaim to rescind all of the Plaintiffs' stock for lack and/or failure of consideration and other damages. In October 2001, the Court denied summary judgment for the Plaintiffs. On November 14, 2002, the Company settled the litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issuing a three year promissory note for $173,494 to reimburse the plaintiffs for its legal costs. The plaintiffs agreed to release the Company, it's officers, and directors, except Mr. May and Mr. Halperin, the Company's former SEC counsel from any claims for damages. On November 18, 2002 a Notice of Voluntary Dismissal was filed with the court.

      On or about July 2000, the Company entered into an indemnification agreement with Jack Halperin, Esq., our then SEC counsel, whereby the Company agreed to indemnify Mr. Halperin for all costs and damages incurred as a result of Mr. Halperin being named a defendant in the Needham/DuPont lawsuit filed against the Company, Mr. May and Mr. Halperin in July 2000. Mr. May executed this agreement on behalf of the Company. The agreement includes a provision that prohibits the Company from entering into any settlement agreement in the Needham/DuPont lawsuit unless such settlement agreement provides for the unconditional release of Mr. Halperin from any claim. On November 14, 2002, the Company settled the Needham/DuPont lawsuit without obtaining a full release for Mr. Halperin. The Company's Board of Directors is consulting with its current legal counsel to determine the validity of the indemnification agreement.

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

(III) AJW PARTNERS, LLC AND NEW MILLENNIUM CAPITAL PARTNERS II, LLC

      On April 24, 2002, the Company entered into a Settlement Agreement with the two remaining September 1999 Convertible Debenture holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, the Company is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued interest. The Company had the option, until July 23, 2002, to substitute cash in lieu of shares. On closing, the Company issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002. On June 4, 2002 the Company issued an additional 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners, II, LLC.

      On both August 26, 2002 and September 24, 2002, the Company issued 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners II, LLC, respectively, in full settlement of the Company's outstanding obligation on the remaining September 30, 1999 12% Convertible Debenture.

(IV)  ADVANCED COMMUNICATIONS (AUSTRALIA) LITIGATION

      On December 6, 2001, Mr. Roger May, as Chairman and Chief Executive Officer of Advanced Communications (Australia), sent a letter to the Company demanding full payment of all amounts due under the Stock Purchase Agreement between the Company and Advanced Communications (Australia) (the "Stock Purchase Agreement). This letter was dated six days after Mr. May was removed by the Board of Directors of the Company from all executive capacities including as President and Chief Executive Officer. Mr. May sent additional demand letters on December 11, 2001, and December 21, 2001. These demand letters threatened to exercise the rights granted to Advanced Communications (Australia) under its constitutional documents, which include exercising Advanced Communications (Australia)'s lien over the shares registered in the name of the Company or declaring that those shares be forfeited. The Company believes that it has fully met its obligation under the Stock Purchase Agreement, which states that payments are only required to be paid to Advanced Communications (Australia) from those funds remaining after deduction of reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries as determined by its Board of Directors. At this time, the Company does not have sufficient funds available to pay to Advanced Communications (Australia). On January 23, 2002, the Company filed suit against Advanced Communications (Australia) and Roger May in the Supreme Court of Victoria at Melbourne, Australia to protect its investment.

      On January 23, 2002, the court issued an interim injunction effectively enjoining and prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" the Company's stock in Advanced Communications (Australia). The interim injunction was recently extended by the court until a final determination is made at trial.

      On March 15, 2002, Advanced Communications (Australia) issued a press release stating that EntrePort Corporation ("EntrePort"), an AMEX listed company, executed "definitive documents" whereby EntrePort would acquire a minority interest in Advanced Communications (Australia) and Advanced Communications (Australia) would purchase a majority interest in EntrePort. Further, on March 14, 2002, Advanced Communications (Australia) entered into an Acquisition Agreement with EntrePort (the "Acquisition Agreement") which stated that Advanced Communications (Australia) "now plans to locate and establish a base of operations in the United States for the continued development, marketing and distribution of the SpectruCell product in the USA and Canada. Such base of operations will involve the establishment of engineering facilities, research and development, sales, marketing and distribution." The Acquisition Agreement also stated that EntrePort's name would be changed to "Advanced Communications

USA, Inc." Mr. May resigned from the Company's Board of Directors one day before entering into the Acquisition Agreement.

      The Company believes that the transaction with EntrePort as described in the Acquisition Agreement was inconsistent with our ownership rights to SpectruCell in North and South America acquired in the 1999 merger with Advanced Communications (Nevada) and under the interim License and Distribution Agreement dated July 5, 2000 which we entered into with Advanced Communications (Australia) to facilitate implementation of our rights in SpectruCell acquired in the 1999 merger. The Company therefore instructed its Australian lawyers to write to Advanced Communications (Australia) requesting an undertaking that it would not appoint EntrePort or any other person to market and distribute the SpectruCell technology in the exclusive territory in breach of the interim License Agreement. Advanced Communications (Australia) refused to provide the undertaking sought by the Company and, accordingly, the Company applied to the court for an order restraining Advanced Communications (Australia) from breaching the terms of the license agreement. On April 26, 2002, the court issued an interim order on the following terms:

            "UNTIL THE DETERMINATION OF THE PLAINTIFF'S [I.E., ADVANCED COMMUNICATIONS'] SUMMONS FILED ON 23 APRIL 2002 OR FURTHER ORDER, THE FIRST DEFENDANT [I.E., ADVANCED COMMUNICATIONS (AUSTRALIA) ADVANCED COMMUNICATIONS (AUSTRALIA)], WHETHER BY ITSELF OR BY ITS OFFICERS, EMPLOYEES, AGENTS, ATTORNEYS, OR ANY OF THEM OR OTHERWISE, BE RESTRAINED FROM APPOINTING OR AGREEING TO APPOINT IN ANY WAY WHATSOEVER ENTREPORT CORPORATION OR ANY OTHER PERSON TO DISTRIBUTE, SELL, OFFER TO SELL OR SUPPLY OR OTHERWISE DEAL IN OR WITH THE WIRELESS OR TERRESTRIAL MULTI-PROTOCOLS COMMUNICATION NETWORK TECHNOLOGY KNOWN AS SPECTRUCELL (`PRODUCT') (INCORPORATING THE SOFTWARE WHICH ENABLES THE PRODUCT TO PERFORM TO ITS SPECIFICATIONS, CONSISTING OF A SET OF INSTRUCTIONS OR STATEMENTS IN MACHINE READABLE MEDIUM, AND ANY ENHANCEMENT OR MODIFICATION OF THAT SOFTWARE (`SOFTWARE') AND RELATED HARDWARE PERFORMING PART OF THE BASE STATION CONTROLLER WHICH PROCESSES AND TRANSMITS MOBILE COMMUNICATIONS PROTOCOLS SUCH AS AMPS, CDMA, TDMA GSM, W-CDMA, UMTS, 3G & VOICE IP) IN THE UNITED STATES OF AMERICA, THE NORTH AMERICAN AND SOUTH AMERICAN CONTINENTS (`EXCLUSIVE TERRITORY') WITHOUT THE PRIOR WRITTEN CONSENT OF THE PLAINTIFF."

      EntrePort was added as a defendant to the proceedings.

      On May 7, 2002, the Company received a notice alleging a breach from Advanced Communications (Australia) stating that Advanced Communications had breached its obligation under the interim License Agreement. In addition, on May 7, 2002, Advanced Communications (Australia) sent a termination notice formally terminating the interim License Agreement. We believed that the notice of breach and the termination notice were without merit and immediately took the necessary legal action to protect our interests acting on either notice. On May 8, 2002, the court extended its April 26, 2002 order and further restrained Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach and termination notice.

      A dispute also arose between Advanced Communications (Australia) and the Company as to whether our rights in SpectruCell included military applications as well as commercial applications. Contrary to previous statements and understandings, Mr. May and Advanced Communications (Australia) claimed for the first time in or about March 2002 that military applications were not included under the Company's SpectruCell license, and that these rights were exclusively reserved to Advanced Communications (Australia). A dispute also arose between Advanced Communications (Australia) and the Company as to whether our rights in SpectruCell included marketing rights, in addition to distribution rights. Contrary to previous statement and understandings, Mr. May and Advanced Communications (Australia) claimed for the first time in or about March 2002 that the Company's rights in SpectruCell did not include marketing rights, and that these rights were exclusively reserved to Advanced Communications (Australia).

      The Company disputed these claims and requested the court to expand the existing injunctions against Advanced Communications (Australia) to include marketing rights and military applications of SpectruCell technology in the Exclusive Territory and to continue the existing injunctions in effect until the trial on the case.

      The marketing and military applications rights were relevant because the Company had been contacted by a major U.S. defense contractor that was bidding on a large U.S. Army project that involved a SpectruCell-type component that the contractor wanted the Company to provide for the project. The Company was also contacted at this time by another U.S. defense-related company regarding similar products. It was also relevant because it had become apparent that the best way to generate short term revenues for SpectruCell-related products was through military applications which were easier and less expensive to produce than the technically much more sophisticated commercial products being designed for public telephone system use.

      The above-mentioned matters were argued before the Australia court at a two day hearing on May 27 and 28, 2002. The court took the matters under submission. On August 23, 2002, the Australia court issued its ruling in which the judge concluded:

            "IT IS PREFERABLE, IN MY OPINION, THAT ALL ACTIVITY [RELATED TO SPECTRUCELL] ON BEHALF OF ACT (AUSTRALIA) IN THE EXCLUSIVE TERRITORY PENDING THE TRIAL BE CARRIED OUT BY ACT INC. [ADVANCED COMMUNICATIONS]."

      Based on this conclusion, the court issued a comprehensive preliminary injunction granting all the relief sought by the Company. Among other things, the injunction prohibits Advanced Communications (Australia), directly or indirectly, from taking any action in the Exclusive Territory with respect to marketing, distributing, selling or otherwise dealing with the SpectruCell technology (including the military applications thereof), except through and with the prior written consent of the Company. Quoted below is the text of one of one of the sections of the court's order:

            "...THE FIRSTNAMED DEFENDANT [I.E., ACT AUSTRALIA], WHETHER BY ITSELF OR BY ITS OFFICERS, EMPLOYEES AGENTS, ATTORNEYS, OR ANY OF THEM OR HOWSOEVER OTHERWISE, BE RESTRAINED FROM ITSELF MARKETING, DISTRIBUTING, SELLING, SUPPLYING, OFFERING TO SELL OR SUPPLY OR OTHERWISE DEALING IN OR WITH THE PRODUCT INCLUDING ANY MILITARY APPLICATIONS OR USES OF THE SPECTRUCELL TECHNOLOGY, IN THE EXCLUSIVE TERRITORY WITHOUT THE PRIOR WRITTEN CONSENT OF [ADVANCED COMMUNICATIONS]."

      The court's order also prohibited Advanced Communications (Australia) from licensing, marketing, distributing, selling or otherwise dealing with the SpectruCell technology, including military applications of the product, and from offering to do any of the foregoing, in the Exclusive Territory through any third party without the Company's prior written consent. The court's order also prohibited Advanced Communications (Australia) from entering into a license or sub-license agreement to market, distribute, sell, provide promotional material or otherwise deal with the SpectruCell technology, including military applications thereof, in the Exclusive Territory except to the company or at its request. The court's order also prohibited Advanced Communications (Australia) from granting any license to any third party to use, sub-license or reproduce the product in the Exclusive Territory, except at the request of the Company.

      In mid-July 2002, Mr. May placed Advanced Communications (Australia) into an administrative insolvency proceeding in Australia, as a result of which the Company's stock interest in Advanced Communications (Australia) became worthless. Shortly thereafter, Mr. May appointed a receiver over the assets of Advanced Communications (Australia), including SpectruCell, based on a blanket security interest he had created in December 2001, in favor of Global Communications Technology Pty Ltd ("Global"), an entity owned and controlled by Mr. May and his son, Jason May. In mid-September 2002, Mr. May proposed a plan of company arrangement in the insolvency proceeding pursuant to which Advanced Communications (Australia)'s two main assets (its shares in Australon Enterprises Pty Ltd ("Australon") and the SpectruCell technology) will be disposed of with no benefit to the minority shareholders of Advanced Communications (Australia), which includes the Company. Advanced Communications (Australia)'s shares in Australon will be sold and a portion of the sale proceeds will go to third party creditors and to pay the expenses of administration. The balance of the sale proceeds will go to Global, the majority shareholder of Advanced Communications (Australia). Further, the SpectruCell technology will be transferred by the receiver to an entity owned and controlled by Mr. May. The plan of company arrangement was approved at a meeting of creditors held on September 26, 2002. The Company voted against the plan.

      Shortly after the plan of company arrangement was adopted, Mr. May and Advanced Communications (Australia) filed a motion with the Australian Court to terminate the Court's injunctions in favor of the Company regarding the interim License Agreement. The motion to terminate the injunctions was based on statements made by Mr. May under oath to the effect that the SpectruCell technology in its current form had evolved from the original licensed technology and was no longer subject to the interim License Agreement and had not been subject to the interim License Agreement for the last two years. Neither Mr. May nor Advanced Communications (Australia) addressed the Company' ownership rights to SpectruCell in North and South America acquired in the 1999 merger with Advanced Communications (Nevada). This contention was directly contrary to numerous statements made by Mr. May, Advanced Communications (Australia) and others in various forums, including Internet posts, press releases, SEC filings and documents exchanged between the parties. Several days later, Advanced Communications (Australia) acting on Mr. May's instructions, sent a letter to the Company purportedly terminating the interim License Agreement on the basis that the Company is insolvent, as determined under Australian law, and that the Company's insolvency constitutes an irreparable event of default under the interim License Agreement.

      The company's initial response to the receiver's motion to terminate the injunctions and the receiver's purported termination of the interim License Agreement was to oppose them and seek leave of the Australian Court to apply for an injunction to prohibit Advanced Communications (Australia) from acting on the purported termination pending trial. The Australian Court granted the Company leave to do so. However, after considering the situation further and receiving advice of counsel, the Company made the strategic decision to alter its approach and withdraw from the Australian litigation. This decision was based on various factors, including the following: (i) the actions of Mr. May against the Company over the past 10 months, which in the Company's view demonstrated a consistent lack of good faith on his part that was unlikely to change; (ii) Mr. May's recent statement made under oath to the Australian Court that "IT IS IMPORTANT FROM THE OUTSET TO UNDERSTAND THAT THERE WAS NO SPECTRUCELL PRODUCT IN 1999 AND TODAY THERE STILL IS NO SPECTRUCELL PRODUCT AS IT IS CLEARLY STILL IN THE DEVELOPMENT STAGE AND AT LEAST 12 TO 18 MONTHS FROM THE FINAL PRODUCT STAGE.", which was contrary to previous information consistently provided by Mr. May to the Company and the public on that subject; (iii) the completion of the research and development of SpectruCell that is currently projected to require an additional U.S.$12 to $15 million; (iv) the Company's opinion that development of SpectruCell is unlikely to be completed and a product brought to successful commercialization under Mr. May's leadership; (v) the Company's limited resources at the present time are insufficient to enable it take all of the legal actions that would be necessary to defend and enforce its rights in Australia; and (vi) the need for the Company to use available funds to continue current operations so that its rights and viability will be meaningfully preserved for the future.

      On October 25, 2002, we withdrew from the Australian litigation against Mr. May and Advanced Communications (Australia). The effect of the Company's decision to withdraw from the Australia litigation is that the interim License Agreement has been terminated and the existing injunctions issued by the
Australia Court have been lifted and the purported termination of the interim License Agreement is not being challenged in the Australia Court.. Notwithstanding this, the Company retains its rights to bring an action or actions for damages and other available legal and equitable relief against Mr. May, Advanced Communications (Australia) and other related and unrelated parties who have damaged it. In addition, we still retain ownership of the rights to SpectruCell and related technology acquired in the 1999 merger with Advanced Communications (Nevada), which were neither created by nor subject to cancellation under the interim License Agreement. The Company intends to protect these rights to the fullest extent it is able to do so, and anticipates that Mr. May and Advanced Communications (Australia) will not acknowledge these rights..

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


CONTINGENCIES


      INDEMNIFICATION OF DIRECTORS AND EMPLOYEES IN RE: ADVANCED COMMUNICATIONS (AUSTRALIA) V. COMPANY DIRECTORS AND EMPLOYEES

      On or about May 10, 2002, Advanced Communications (Australia) filed suit in the Superior court of Orange County, California against the Company, all of its directors, its former president, and some of its former and present employees, including the Company's receptionist. On or about May 17, 2002, Advanced Communications (Australia) voluntarily dismissed the suit as to the Company but not as to the individual defendants.

      The complaint sets forth multiple causes of action against the defendants, including various business torts. The basis of the complaint is that the defendants improperly interfered with and conspired to ruin plaintiff's business and conspired to force plaintiff into bankruptcy.

      In the opinion of the Company, based on input from legal counsel, the complaint is deficient and subject to attack on numerous procedural grounds. In the opinion of the Company, based on its knowledge of the facts and circumstances underlying the action, the complaint is also substantively deficient and meritless.

      Under the Company's articles of incorporation and applicable Florida law, the Company is obligated to indemnify and defend its directors and the officer named as defendants who have been served in the action. The Company might also be under an obligation to indemnify and defend the other former and present employees named as defendants who have not been served in the action, if and when they are served. This determination will be made on a case-by-case basis.

      INDEMNIFICATION  AGREEMENT  BETWEEN  THE  COMPANY  AND JACK  HALPERIN  RE:
      NEEDHAM/DUPONT LAWSUIT

      On or about July 2000, the Company entered into an indemnification agreement with Jack Halperin, Esq., our then SEC counsel, whereby the Company agreed to indemnify Mr. Halperin for all costs and damages incurred as a result of Mr. Halperin being named a defendant in the Needham/DuPont lawsuit filed against the Company, Mr. May and Mr. Halperin in July 2000. Mr. May executed this agreement on behalf of the Company. The agreement includes a provision that prohibits the Company from entering into any settlement agreement in the Needham/DuPont lawsuit unless such settlement agreement provides for the unconditional release of Mr. Halperin from any claim. On November 14, 2002, the Company settled the Needham/DuPont lawsuit without obtaining a full release for Mr. Halperin. The Company's Board of Directors is consulting with its current legal counsel to determine the validity of the indemnification agreement.


      PENDING  CLAIM  BY  ADVANCED  COMMUNICATIONS   (AUSTRALIA)  FOR  COSTS  OF
      AUSTRALIA LITIGATION AND FOR DAMAGES

      Following our withdrawal from the Australia litigation against Mr. May and Advanced Communications (Australia), Advanced Communications (Australia) applied to the court for an order awarding its costs of the litigation against the Company. Advanced Communications (Australia) has indicated that its costs of litigation were approximately Aus $400,000. The Company believes a cost award will be made by the Australia Court in favor of Advanced Communications
(Australia) but it does not know in what amount. Advanced Communications (Australia) has also applied for an order awarding damages against the Company in the amount of Aus $6,000,000 as a result of the Company notifying third parties in the U.S. with which Advanced Communications (Australia) was dealing in regard to SpectruCell, of the Australia Court's August 23, 2002 injunctive orders. The Company believes that based on information made available to it, Advanced Communications (Australia) proposed AUS. $6,000,000 claim for damages is without merit. As far as the Company knows, the Australia Court has not awarded any costs and has not awarded any damages against the Company. It is not known if such awards will be made and, if they are made, what their amounts will be.

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

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

      Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of November 15, 2002, there were 118,852,622 common shares outstanding and approximately 414 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

      The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                 HIGH BID    LOW BID
                                                ----------  ---------

                2001
                Quarter Ended September 30, 2,000  $1.25      $ .56
                Quarter Ended December 31, 2000     1.19        .48
                Quarter Ended March 31, 2001        1.03        .45
                Quarter Ended June 30, 2001          .68        .27

                2002
                Quarter Ended September 30, 2001   $ .41      $ .25
                Quarter Ended December 31, 2001      .38        .17
                Quarter Ended March 31, 2002         .26        .06
                Quarter Ended June 30, 2002          .08        .02

                2003
                Quarter Ended September 30, 2000     .08       .005

      Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

      We did not pay any dividends during fiscal 2002 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as the Board of Directors deems relevant.


RECENT SALES OF UNREGISTERED SECURITIES

      On October 10, 2002, the Company's Board of Directors approved the issuance of 100,000 shares each to Messrs. Danson, Prouty, Lichtman, Roche and Finch, having a value of $1,000 each in partial satisfaction of unpaid prior legal and consulting fees. These shares have not yet been issued.

      On both August 26, 2002 and September 24, 2002, the Company issued 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners II, LLC, respectively, in full settlement of the Company's outstanding obligation on the remaining September 30, 1999 12% Convertible Debenture. April 24, 2002 and June 4, 2002, we issued a total of 2,921,450 and 1,328,550 shares of common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC respectively, in satisfaction of $100,343 of the September 30, 1999 12% Secured Convertible Debentures.

      On or about May 3, 2002, we issued 1,100,000 shares of restricted common stock having a value of $55,000 to Randy Prouty, our Chairman, for prior consulting services.

      On or about May 3, 2002, we issued 111,290 shares of restricted common stock having a value of $5,565 to Simon Sigalos and Spyredes, P.A. for prior legal services.

      On or about May 3, 2002 we issued 800,000 shares of restricted common stock having a value of $40,000 to Danson Partners, LLC for consulting services rendered during fiscal 2002.

      On or about May 3, 2002 we issued 800,000 shares of restricted common stock having a value of $40,000 to Levinson and Lichtman, LLP for prior legal services.

      On or about May 3, 2002 we issued 300,000 shares of restricted common stock having a value of $15,000 to Roche and Holt for prior legal services.

      On or about May 3, 2002 we issued 10,000 shares of restricted common stock having a value of $500 to Dynamic Voice Networks for consulting services rendered during fiscal 2002.

      On or about March 26, 2002, 666,667 shares having a value of $50,000 were issued to Danson Partners, LLC for consulting services rendered during fiscal 2002.

      On or about March 26, 2002, 666,667 shares having a value of $50,000 were issued to Levinson & Lichtman, LLP for legal services rendered during fiscal 2002.

      On or about March 26, 2002, 400,000 shares having a value of $30,000 were issued to Jack Halperin, Esq. for legal services rendered during fiscal 2002.

      On or about March 26, 2002, 133,334 shares having a value of $10,000 were issued to Dr. Michael Finch for professional services rendered during fiscal 2002.

      On or about March 26, 2002, 27,800 shares having a value of $2,085 were issued to The Law Offices of Alan Foxman for prior legal services.

      On or about March 26, 2002, 119,000 shares having a value of $8,925 were issued to DDInvestor.com, Inc. for prior investor relations services.

      On or about February 27, 2002, 2,146,967 shares and associated warrants were issued to all (23) of the individual private placement investors.

      On or about February 7, 2002, 160,000 shares each having a value of $40,000 were each issued to Eduardo Acosta and Alberto Monteiro in settlement of the World IP recession lawsuit.

      On or about January 28, 2002, 2,960,000 shares having a value of $740,000 were issued to Cornell Capital Partners, LP as a one-time commitment fee for the $30 million Equity Line of Credit facility.

      On or about January 28, 2002, 40,000 shares having a value of $10,000 were issued to Westrock Advisors, Inc. for financial advisory services in connection with the Equity Line of Credit facility.

      In January 2002, Advanced Communications entered into the Equity Line of Credit Agreement where Advanced Communications may, at its discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $30 million. The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. Cornell Capital Partners, L.P. will purchase the shares of common stock for a 9% discount to the prevailing market price of our common stock. In addition, Cornell Capital Partners is entitled to retain 3% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $740,000, payable in shares of its common stock. On January 28, 2002, we issued 2,960,000 shares of our restricted common stock to Cornell Capital Partners, LP with a market value of $740,000 as a commitment fee for the $30 million structured equity line facility. Cornell Capital Partners intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price. Additionally, Westrock Advisors, Inc. was paid a fee of 40,000 shares of Advanced Communications' common stock, which is equal to $10,000 at a closing bid of $0.25 on January 10, 2002 for acting as the placement agent.

      In January 2002, Advanced Communications entered into a Securities Purchase Agreement with Cornell Capital Partners and other third party investors, where they shall issue and sell to Buyers up to One Million Dollars of convertible debentures Advanced Communications has outstanding convertible debentures with an original principal balance of $1,000,000. These debentures are convertible into shares of common stock at a price equal to equal to either
(a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.016 (i.e., 80% of the recent price of $0.02), then the holders of the convertible debentures would have received 62,500,000 shares of common stock. These convertible debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At Advanced Communications' option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004. The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded as an interest expense and a component of equity on the issuance date.

      On January 22, 2002, our directors, excluding Mr. May and Mr. Roberts, pursuant to a January 4, 2002 Board of Directors Meeting, were each issued 200,000 shares for a total of 1,000,000 shares of our restricted common stock for services rendered to us as directors for the 2001 and 2002 fiscal years. Each director received $36,000 worth of stock as compensation.

      On November 8, 2001, 34,449 shares having a value of $10,335 were issued to James Rennie for prior accrued expenses.

      On October 15, 2001, 286,667 shares having a value of $86,000 were issued to Levinson & Lichtman, LLP for legal services rendered through June 30, 2001.

      On October 15, 2001, 33,334 shares having a value of $10,000 were issued to Groman Ross & Tisman for prior legal services.

      On October 15, 2001, 65,231 shares having a value of $20,000 were issued to Danson Partners, LLC for consulting services for the period August through September 2001.

      On October 15, 2001, 137,727 shares having a value of $41,318 were issued to Attkisson Carter & Co. for private placement fees.

      On August 29, 2001, 566,159 shares having a value of $180,000 were issued to Danson Partners, LLC for consulting services for the fiscal year ended June 30, 2001.

      On August 29, 2001, 133,333 shares having a value of $40,000 were issued to Jack Halperin, Esq. for prior legal services.

      On August 29, 2001, 30,000 shares having a value of $9,000 were issued to Trois Mousquetaires for prior legal services.

      On August 29, 2001, 50,748 shares having a value of $15,224 were issued to Sean Repko for prior accrued expenses.

      On May 25, 2001, 100,000 shares having a value of $30,000 were issued to Attkisson Carter & Co. for private placement fees.

      On May 25, 2001, 233,333 shares having a value of $50,000 were issued to Levinson & Lichtman, LLP for prior legal services.

      On May 25, 2001, 41,667 shares having a value of $12,500 were issued to Simon Sigalos & Spyredes for prior legal services.

      On May 25, 2001, 183,334 shares having a value of $50,000 were issued to Jack Halperin, Esq. for prior legal services.

      On May 25, 2001, 83,333 shares having a value of $25,000 were issued to Danson Partners, LLC for prior consulting services.

      On April 19, 2001, 150,000 shares having a value of $45,000 were issued to Attkisson Carter & Co. for private placement fees.

      On April 19, 2001, 32,740 shares having a value of $20,000 were issued to Danson Partners, LLC for consulting services rendered for February and March 2001.

      On April 19, 2001, 30,000 shares having a value of $19,800 were issued to DDInvestor.com, Inc. for prior consulting services.

      On April 19, 2001, 50,000 shares having a value of $32,000 were issued to Sean Repko for a signing bonus.

      On February 5, 2001, 15,338 shares having a value of $10,000 were issued to Danson Partners, LLC for consulting services rendered during January 2001.

      On January 19, 2001, 33,353 shares having a value of $20,000 were issued to Danson Partners, LLC for consulting services rendered during November and December 2000.

      On January 19, 2001, 100,000 shares having a value of $35,000 were issued to Jack Halperin, Esq. for prior legal services.

      On December 19, 2000, 500,000 shares having a value of $375,000 were CANCELLED to World IP for recession of the World IP acquisition.

      On December 19, 2000, 100,000 shares having a value of $50,000 were issued to Levinson & Lichtman, LLP for prior legal services.

      On December 19, 2000, 103,393 shares having a value of $87,500 were issued to Danson Partners, LLC for consulting services rendered during September and October 2000 and as a re-signing bonus.

      On October 26, 2000, 50,000 shares having a value of $37,000 were issued to Simon Sigalos & Spyredes for prior legal services. On October 26, 2000, 25,000 shares having a value of $18,500 were issued to the Law Offices of Alan
J. Foxman for prior legal services.

      On September 22, 2000, 20,000 shares having a value of $13,120 were issued to DDInvestor.com, Inc. for prior consulting services.

      During the period of December 2000 to September 2001, pursuant to a private placement under Regulation D, Rule 506, Advanced Communications issued 4,293,933 shares of common stock and 4,293,933 warrants at $.30 per share. Advanced Communications received $1,288,180 from investors, which included $250,000 for stock not yet issued as of June 30, 2001 and $275,454 for warrants. Advanced Communications issued 137,729 and 250,000 shares of common stock, valued at $41,318 and $75,000, in payment of offering costs incurred respectively. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering. The fair market value of the warrants, aggregating $275,454, was estimated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 49.84%, risk-free interest rate 4.22%, expected option life 2 years. To date, no warrants have been exercised. On February 27, 2002, our Board of Directors approved a resolution to reprice the private placement offering from $0.30 per share to $0.20 per share. The Board of Directors repriced these shares due to the delay in registering the shares sold to investors in the private placement. The Company did not receive any consideration for the repricing of the shares. This repricing resulted in the issuance of an additional 2,146,967 shares of common stock and warrants to the private placement investors. These additional shares are included in the number of shares that we are registering for these selling shareholders. The exercise price of the underlying warrants remains at $0.30 per share.

      Between October and December 2000, AJW Partners, LLC and New Millennium Capital Partners II, LLC elected to convert $262,800 of their 12% Convertible Debentures into 860,378 shares of Advanced Communications' restricted common stock. The Company is in default of its remaining obligations to AJW Partners, LLC and New Millennium Capital Partners II, LLC and on April 24, 2002 entered into a Settlement Agreement. Under the terms of the Settlement Agreement, the Company is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued interest. The Company had the option, until July 23, 2002, to substitute cash in lieu of shares. On closing, the Company issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002. On June 4, 2002 the Company issued an additional 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners, II, LLC. On both August 26, 2002 and September 24, 2002, the Company issued 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners II, LLC, respectively, in full settlement of the Company's outstanding obligation on the remaining September 30, 1999 12% Convertible Debenture.

      On December 19, 2000, Bank Insinger de Beauford, N.V. converted $150,000 of its September 30, 1999 12% convertible debenture, inclusive of accrued and unpaid interest into 943,167 shares of restricted common stock.

      As of April 5, 2000, Advanced Communications had a non-interest bearing unsecured note payable to Advanced Communications (Australia) of $7,500,000. The following schedule represents payments on such debt by issuance of restricted common stock to either Advanced Communications (Australia), employees or creditors of Advanced Communications (Australia). Such transactions were recorded at the market price of the stock at date of issuance.

                                              SHARES OF
                                              COMMON
             DATE                           STOCK ISSUED        VALUE
             ---------------------------    --------------  -------------
             September 2000                       5,000,000  $  3,500,000
             October 2000(1)                        460,000       460,000
             June 2001                            1,137,000       567,100
             September 2001                       1,190,000       357,001

                                                  7,787,000  $  4,884,101
                                            ================ ============
(1)   This transaction resulted in a gain on extinguishment of debt of $23,000.


      In April 2000, Advanced Communications acquired 20% of the common stock of Advanced Communications (Australia). The purchase price of the investment amounted to $19,350,000, and was comprised of a note payable for $7,500,000 and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as goodwill. On November 11, 2002, attorneys for Advanced
Communications (Australia)'s Receivers and Managers issued a Notice of Termination terminating the Company's 20% stock interest under the April 2000 Stock Purchase Agreement.

      On September 30, 1999, Advanced Communications entered into a secured convertible debentures purchase agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC, which were stockholders of Advanced Communications, whereby Advanced Communications sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, convertible into shares of Advanced Communications' Common Stock. In addition, on September 30, 1999, Advanced
Communications issued another convertible debenture to Bank Insinger de Beauford, N.V. in the amount of $150,000. The debentures were convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion was to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date. The convertible debentures contained a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $650,000, was recorded as an interest expense and a component of equity on the issuance date during the fiscal year ended June 30, 2000.

      The Company's predecessor, MFI (as previously defined) was obligated to pay $150,000 to Grassland Capital Group (the "Payee") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due to the Payee. However, a dispute arose as to whether the Payee authorized the issuance of the shares. The Payee filed a suit during December 1997 to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable at June 30, 2000 of $234,507. In June 2000, the parties agreed to settle the matter for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. Advanced Communications made a payment of $50,000 by June 30, 2000. The $150,000 remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by Advanced Communications. The revised obligation was to be paid by August 14, 2000. Advanced Communications defaulted on this revised payment obligation and a judgment against Advanced Communications was entered. In October 2000, Advanced Communications sold the 75,000 shares of stock in the open market on behalf of the Payee realizing $41,802 which it remitted in partial repayment of its outstanding debt. As of June 30, 2001, Advanced Communications' remaining balance and accrued interest on this obligation was $118,530. An additional $4,206 of interest was accrued on this note and on October 19, 2001 Advanced Communications paid the obligation in full. On October 24, 2001 Advanced
Communications received notice from the court that its judgment has been satisfied.

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


ITEM 6.  SELECTED FINANCIAL DATA

                                                   FOR THE YEARS ENDED JUNE 30,
                                          ----------------------------------------------------
                                               2002                 2001              2000
                                          -------------        -------------      ------------

Revenue                                     $          --      $      50,000        $       --
Cost of Revenue                                        --             57,310                --
Gross Profit (Loss)                                    --            (7,310)                --
Operating Expenses                              2,314,570          3,334,581         4,635,186
Operating (Loss)                              (2,314,570)        (3,341,891)       (4,635,186)
(Loss) from Investment                                 --        (3,571,654)                --
(Loss) from Goodwill Impairment               (1,700,000)       (12,399,864)                --
Other Expense (Net of $23,000 of
  Extraordinary Gain in Fiscal 2001)            (318,123)          (419,157)                --
(Loss) Before Income Taxes                    (4,332,693)       (19,732,566)       (5,110,427)
Provision for Income Taxes                             --                 --                --
Net (Loss)                                    (4,332,693) $    $(19,732,566)      $(5,110,427)
Net (Loss) Per Share:
  Basic and Diluted                         $       (.04)      $       (.22)      $      (.07)
  Pro Forma Weighted Average Shares:
  Basic and Dilutive                          100,576,484         87,976,428        77,107,560
                                            =============      =============      ============

                                                        FOR THE YEARS ENDED JUNE 30,
                                            --------------------------------------------------
                                                    2002            2001              2000
                                            ----------------   -------------      ------------
Cash and Cash Equivalents                         $   11,093   $       6,816      $     30,154
Working Capital (Deficiency)                     (3,252,643)     (2,421,719)       (1,424,473)
Total Assets                                         114,852       2,041,940        19,714,622
Total Debt                                         5,054,902       4,611,702         9,007,570
(Deficiency)/Equity                              (4,940,050)     (2,569,762)        10,707,052

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.


OVERVIEW

      We are a marketing company whose primary focus has been the licensing and distribution of a product for the wireless telecommunications industry known as SpectruCell. SpectruCell is being developed by Advanced Communications Technologies (Australia) Pty Ltd ("Advanced Communications (Australia)"), an insolvent development stage company in which we owned a 20% interest until the purported termination of our interest by Advanced Communications (Australia) on November 11, 2002. We own the North and South America rights to SpectruCell, which we acquired in our 1999 merger with Advanced Communications (Nevada). In July 2000 we entered into an interim License and Distribution Agreement with Advanced Communications (Australia) to facilitate implementation of the rights to SpectruCell that we acquired in the 1999 merger.

      During most of 2002, we were in litigation with Roger May and Advanced Communications (Australia) over our rights to market and distribute SpectruCell. Based on a substantial record created in that proceeding, the Australia Court granted us broad injunctions protecting our rights pending trial on the matters at issue. In early October, 2002, Advanced Communications (Australia) terminated the interim License Agreement on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the interim License Agreement. Our initial response to the purported termination of the interim License Agreement was to oppose it and seek leave of the Australian Court to apply for an expansion of our existing injunctions that would prohibit Advanced Communications (Australia) from acting on the purported termination pending trial. The Australian Court granted us leave to do so. However, after considering the situation further and receiving advice of counsel, we made the strategic decision to alter our approach and withdraw from the Australian litigation.

      This decision was based on various factors, including the following: (i) the actions of Mr. May against the Company over the past 11 months, which in the Company's view demonstrated a consistent lack of good faith on his part that was unlikely to change, (ii) a recent statement made by Mr. May under oath to the Australian Court that "IT IS IMPORTANT FROM THE OUTSET TO UNDERSTAND THAT THERE WAS NO SPECTRUCELL PRODUCT IN 1999 AND TODAY THERE STILL IS NO SPECTRUCELL PRODUCT AS IT IS CLEARLY STILL IN THE DEVELOPMENT STAGE AND AT LEAST 12 TO 18
MONTHS FROM THE FINAL PRODUCT STAGE.", which was contrary to previous information consistently provided by Mr. May to the Company and the public on that subject, (iii) the completion of the research and development of SpectruCell is currently projected to require an additional US$12 to 15 million;
(iv) the Company's opinion that development of SpectruCell is unlikely to be completed and a product brought to successful commercialization under Mr. May's leadership (v) the Company's limited resources at the present time are insufficient to enable it take all of the legal actions that would be necessary to defend and enforce its rights in Australia; and (v)the need for the Company to use available funds to continue current operations so that its rights and viability will be meaningfully preserved for the future.

      On October 25, 2002, we withdrew from the Australian litigation against Mr. May and Advanced Communications (Australia). The effect of our decision to withdraw from the Australia litigation was that the existing injunctions issued by the Australia Court have been lifted and the purported termination of the License is not being challenged in the Australia Court.

      Notwithstanding our withdrawal from the Australia litigation, we retain our rights to damages and other available legal and equitable relief against Mr. May, Advanced Communications (Australia) and other parties who have acted in concert with them in violation of our rights. In addition, we still retain ownership of the rights to SpectruCell and related technology acquired in the 1999 merger with Advanced Communications (Nevada), which were neither created by nor subject to cancellation under the interim License Agreement. The Company intends to protect these rights to the fullest extent it is able to do so, and anticipates that Mr. May and Advanced Communications (Australia) will not acknowledge these rights.

      No  sales  of  SpectruCell  have  been  made  by  Advanced  Communications
(Australia) or us. Since inception in April 1999, our efforts have been principally devoted to describing and marketing the to- be developed SpectruCell technology to U.S. based customers, building an infrastructure of marketing, technical and administrative support staff to support our future sales efforts at such time as SpectruCell became available to the military and commercial marketplaces and raising capital. Since inception through June 30, 2002, we have sustained cumulative net losses of $29,848,648, including non-cash charges in the amount of $19,350,000 for the write-off of our investment in Advanced Communications (Australia). In addition, a non-cash charge of $4,580,762 was incurred in connection with the issuance of stock for services. Our losses have resulted primarily from expenditures incurred in connection with costs associated with unsuccessful acquisitions, office infrastructure costs and general and administrative expenses. From inception through June 30, 2002, the cost associated with unsuccessful acquisitions amounted to $961,340 and general and administrative costs amounted to $4,956,546. From inception we have earned $50,000 in revenues from the sale of international wholesale telephone minutes and effective July 1, 2001, we terminated this business.

      Since inception, the Company has had limited resources, has incurred cumulative net operating losses of $29,848,648 and, based on our historical focus, expects to incur additional losses unless the SpectruCell product is made available to us for sale to military and commercial customers in North and South America. Based on the litigation with Advanced Communications (Australia) and the current situation, it is unclear if this will ever occur. We currently do not have any marketing or promotional employees or engineers to market and sell SpectruCell. Moreover, given the litigation between the Company, Mr. May and Advanced Communications (Australia), we have no reliable information on the status of the SpectruCell product and when it will be available, if at all, to military users and be field tested for commercial applications. In the interim, in order for us to continue operating, we will require additional funding. Assuming that the SpectruCell product will be developed and made available to us for marketing and distribution in our exclusive territory, we believe that we will need funds to re-build our marketing and sales team, hire qualified engineers and pay our debts which include $1,044,676 of accounts payable and accrued expenses, $1,062,917 of convertible debentures and other obligations of $2,846,902. Our plans with regard to these matters include continuing to minimize the company's infrastructure costs while seeking additional capital through the draw down of our Equity Line of Credit facility and from other sources until such time as the SpectruCell product becomes available to us for marketing and distribution to military and commercial customers. Although we continue to pursue these plans, there is no assurance that SpectruCell will ever be completed and become a commercially viable product, that we will be able to exercise our rights to market and distribute SpectruCell in North and South America, or that we will be successful in obtaining sufficient financing on terms acceptable to us, or establish the marketing team and network necessary to enable us to do so. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless the company is able to activate its Equity Line of Credit facility within the near future or seek other sources of capital, management will be unable to continue operating the company..

      To date, we have not generated any revenue from the commercial or military sale of SpectruCell or any products. It is not known when SpectruCell will be available, if at all, for sale to the commercial or military markets. Accordingly, we can expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

      On September 7, 2002, the Letter of Intent between the Company and Advanced Communications (Australia) expired. The Letter of Intent which was for a one-year period, gave us the right to acquire all of the intellectual property, including the worldwide rights (other than the rights to territories that we currently possess) for the licensing and distribution of the SpectruCell product (the "IP Rights"). The Letter of Intent included various conditions precedent to the transfer of the IP Rights including, but not limited to, the raising of $80 million in the U.S. capital markets, appropriate U.S. and Australian government regulatory approvals, approval of both Board of Directors and shareholders, appropriate financial, technical and legal due diligence and definitive agreements. Due to our litigation and restrictions on foreign ownership, the Company will no longer pursue the acquisition of Advanced Communications (Australia) intellectual property.


SIGNIFICANT ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the Securities and Exchange Commission to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangement, contractual obligations and commercial commitments.


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

      SFAS No. 142 is effective for years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted. The Company has adopted the provisions of SFAS 142 in its financial statements for the fiscal year ended June 30, 2002.

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

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

      With the exception of the adoption of SFAS No. 142, the adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.


YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001


      REVENUE

      We did not generate any revenue during the year. Revenue for the year ended June 30, 2001 was $50,000 and was realized entirely from our subsidiary's U.S.-Pakistan international telephone distribution network. We ceased operating our international telephone services network on June 30, 2001 because of regulatory difficulties we encountered in our target market. We realized no revenue from the sale and/or license of the SpectruCell product as such product was not ready to be commercially sold in our territory.


      OPERATING EXPENSES

      Total operating expenses for the fiscal years ended June 30, 2002 and June 30, 2001 were $2,314,570 and $3,334,581 respectively and represents a 31% decrease from the prior fiscal year. Of these amounts, $1,228,780 and $1,214,739 or 53% and 36% respectively, were for professional services rendered of which $677,634 and $328,870 during the fiscal years ended June 30, 2002 and June 30, 2001, respectively, was paid via the issuance of restricted common stock and represent a non-cash expense. During the fiscal years ended June 30, 2002 and June 30, 2001, we paid $246,782 and $307,002 respectively, in cash fees for professional services rendered.

      Depreciation and amortization expense decreased by $543,002 due to the write-off of the unamortized balance of Goodwill as of June 30, 2002.

      Consulting fees, which includes employee payments, decreased $577,774 from the fiscal year ended June 30, 2001 due to the curtailment of our employees and outside consultants during the fiscal year ended June 30, 2002 as well as the reversal of $394,361 of accrued compensation due Mr. May, our former Chief Executive Officer and Chairman. During the fiscal year ended June 30, 2002 and June 30, 2001, $0 and $3,200, respectively, was paid via the issuance of restricted common stock and represents a non-cash expense.

      Other general and administrative expenses (exclusive of professional fees, consulting expenses and other non-cash charges) amounted to $407,772 for the fiscal year ended June 30, 2002, a decrease of $93,276 from the prior fiscal year.

      Interest expense increased $307,791 from the fiscal year ended June 30, 2001 due principally to the issuance, in January 2002, of our 5% Convertible Debentures. $250,000 of the increase in interest expense is attributable to the intrinsic value of the beneficial conversion feature included in the convertible debentures.

      Other expense for the fiscal year ended June 30, 2002 includes a $1,700,000 loss from impairment of Goodwill associated with our investment in Advanced Communications (Australia). The impairment loss of $1,700,000 was based on management's evaluation, in accordance with FASB 121 and SFAS 142 of the carrying value of our investment in Advanced Communications (Australia). The decision to write-down our remaining Goodwill was based principally on the ongoing financial difficulties of Advanced Communications (Australia) and its filing for voluntary administration (bankruptcy) in Australia on or about July 18, 2002.

      Other expense for the fiscal year ended June 30, 2001 includes a one-time write-off of $425,000 attributable to the abandonment of our investment deposit for the proposed acquisition of the ORBCOMM assets. It also includes a $12,399,864 loss on the write-down of Goodwill associated with our investment in Advanced Communications (Australia), as well as the write-off of $3,571,654 representing our remaining equity investment in Advanced Communications (Australia). The write-down in Advanced Communications (Australia) was based on management's evaluation of the business prospects, which were necessitated by FASB 121 ("Accounting for Impairment of Long Lived Assets") and APB 18 ("The Equity Method of Accounting for Investments in Common Stock"). Such
pronouncements   require  the  annual   evaluation  of  long-lived   assets  for
impairment. Advanced Communications (Australia) has been in the development stage since inception, and has not made any sales. Based on these factors, management believed that the carrying value of the good will in the investment should be reduced to $2,000,000, resulting in a $12,399,864 write-down of goodwill.


      EXTRAORDINARY GAIN

      Extraordinary gain for the fiscal year ended June 30, 2001 included a $23,000 gain on the issuance of our restricted common stock to unrelated vendors of Advanced Communications (Australia) in excess of the then current market value. In fiscal 2002, we realized no extraordinary gains.


YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000


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


EXTRAORDINARY GAIN

      Extraordinary gain for the fiscal year ended June 30, 2001 included a $23,000 gain on the issuance of our restricted common stock to unrelated vendors of Advanced Communications (Australia) in excess of the then current market value. In fiscal 2000, we realized extraordinary gains of $242,561 on the extinguishments of prior shareholder loans in exchange for 600,000 of our restricted common stock, and $34,507 on the settlement of the Grassland loan payable. The prior shareholders were not shareholders of Advanced Communications at the time these loans were forgiven.


LIQUIDITY AND CAPITAL RESOURCES


      OVERVIEW

      Since our inception, we have financed our operations through the private sales of common stock and convertible debentures and from unsecured loans from an entity controlled by Mr. Roger May, a former officer and director of our company and a significant shareholder. We have raised approximately $3,900,000 before offering costs through the sale of these securities and have borrowed $1,055,736 from an entity wholly owned by Mr. May. These loans are non-interest bearing, are unsecured, and have no fixed date for repayment. Advanced Communications does not believe that the loans are due upon demand. However, the actual repayment terms are not known with any specificity since the terms are not contained in a written document. At June 30, 2002, our principal source of liquidity was $11,093 of cash and cash equivalents. We have no credit facilities in place. On January 10, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain a fee of 3% of each advance under the Equity Line of Credit as a fee. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. Our Equity Line of Credit is not yet effective and the Company has not drawn down any funds from this facility. Except for the Equity Line of Credit, we have no commitments for capital.

      We anticipate that our cash needs over the next 12 months consist of general working capital needs of $600,000, plus the repayment of outstanding indebtedness of $3,263,736. These obligations include outstanding convertible debentures in the amount of $1,163,324, as well as accounts payable and accrued expenses in the amount of $872,493, accrued compensation of $172,183 and an unsecured, non-interest-bearing loan payable to an entity wholly-owned by Roger May, a former officer and director and a significant shareholder. In addition, we have a note payable to Advanced Communications (Australia) in the amount of $1,791,166 at June 30, 2002 that was the subject of a lawsuit by us against Roger May and Advanced Communications (Australia). As of June 30, 2002, we had a working capital deficiency of $3,252,643. We anticipate that our cash needs over the next 12 months will come primarily from the sale of securities or loans, including the Equity Line of Credit.

      Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of June 30, 2002, we had an accumulated deficit of $29,848,648. Cash used in operations for the years ended June 30, 2002 and 2001 was $1,103,254 and $1,479,999, respectively. At June 30, 2002, our only source of liquidity was $11,093 of cash. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Subsequent to the end of the fiscal year, we have substantially curtailed our overhead and have closed our office in California. As of November 15, 2002, our cash balance was under $1,000. Unless we are able to raise additional capital through the issuance of stock or convertible debentures or commence drawing down on our Equity Line of Credit once it is declared effective by the SEC, we will be unable to continue our operations. Because we believe that the SpectruCell product will not be available for sale to the military market until 2003 (and the commercial market beyond 2003), we will have no source of revenue until then. Consequently, unless we are able to raise additional capital through our Equity Line of Credit or from other sources, we will be unable to continue as a going concern. Considering the depressed state of the private and public capital markets, we believe that our only reasonable chance of raising additional capital is through our Equity Line of Credit with Cornell Capital Partners, L.P., once and if it is declared effective by the SEC.

      Our future results of operations involve a significant number of risks and uncertainties. The worldwide market for telecommunications products such as those that are under development by Advanced Communications (Australia) has seen a dramatic reduction in capital spending in 2001 and the first six months of 2002, as compared to the late 1990's and 2000. It is uncertain as to when or whether market conditions will improve. Moreover, given Advanced Communications (Australia) precarious financial position and its current administration under Australia's insolvency laws, it is uncertain whether Advanced Communications (Australia) or the successor in interest to its rights to SpectruCell will be able to raise the capital necessary to complete the development of the product and will be able to complete such development and bring it to the market in a timely and commercially viable manner.

      If we are unable to obtain additional funding through our Equity Line of Credit facility or alternate sources of funding, this will have a material adverse effect on our business and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy our creditors in full. Accordingly, should we be forced to file for bankruptcy protection, there is no assurance that our stockholders would receive any value.


CAPITAL RESOURCES

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

      We are attempting to register 70,000,000 shares of common stock in connection with the Equity Line of Credit and upon conversion of the debentures. We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Nonetheless, if we issued all 70,000,000 shares of common stock at a recent price of $0.01 per share (which assumes that no shares would need to be issued upon conversion of debentures), then we would receive $679,000 under the Equity Line of Credit (after deducting a 3% retention payable to Cornell). This is $29,300,000 less than is available under the Equity Line of Credit. Our stock price would have to rise substantially for us to have access to the full amount available under the Equity Line of Credit. These shares would represent 38% of our outstanding common stock upon issuance. Accordingly, we would need to register additional shares of common stock in order to fully utilize the $30.0 million available under the Equity Line of Credit at the current price of $0.01 per share. In addition, we would be required to obtain the approval of our shareholders to increase the number of authorized shares of common stock. Pursuant to our Articles of Incorporation, we are authorized to issue up to 200,000,000 shares of common stock. At a recent price of $0.01 per share, we would be required to issue 3,000,000,000 shares of common stock in order to fully utilize the $30.0 million available. We would be required to obtain a vote of at least a majority of the outstanding shares in order to increase our authorized shares of common stock for this purpose. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

      In  November  2002,  Advanced  Communications  entered  into a  Securities
Purchase Agreement with Cornell Capital Partners, L.P., whereby it agreed to issue and sell Two Hundred Fifty Thousand Dollars ($250,000) of secured convertible debentures. These secured convertible debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 31, 2002. These secured convertible debentures accrue interest at a rate 10% per year and are convertible at the holder's option. At Advanced Communications' option, these debentures may be paid in cash or redeemed at a 20% premium on or before December 15 2002 and at a 50% premium after December 15, 2002 and prior to November 2004. In connection with the Securities Purchase Agreement, Advanced Communications entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby it granted a security interest in all of its assets as security for its obligations under the secured convertible debentures, as well as all other obligations of Advanced Communications to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement, including, without limitation, those obligations of Advanced Communications to Cornell Capital Partners, L.P. under the convertible debentures dated January 2002. The security agreement provides, however, that upon the payment in full by Advanced Communications of its obligations to Cornell Capital Partners, L.P. arising from the Securities Purchase Agreement dated November 2002, and the related documents of even date therewith, Cornell Capital Partners, L.P. agrees to release any and all security interests it may then maintain on SpectruCell and the related License and Distribution Agreement dated July 5, 2000, between the Advanced Communications and Advanced Communications Technologies (Australia) Pty., Ltd. The issuance of the secured convertible debentures is expected to contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Advanced Communications has not determined the amount of this expense as of this date.

      On January 10, 2002, we executed various financing agreements with Cornell Capital Partners, LP whereby Cornell and certain other investors purchased from us $1 million of two-year Convertible Debentures and Cornell entered into a $30 million Equity Line of Credit. Pursuant to the Convertible Debenture financing, we received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety-day note. The debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.008 (i.e., 80% of the recent price of $0.01), then the holders of the convertible debentures would have received 125,000,000 shares of common stock leaving no stock available to be issued under the Equity Line of Credit. These convertible debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004. The issuance of shares upon conversion of the Debentures or pursuant to the Equity Line of Credit will have a dilutive impact on our existing stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue upon conversion of the debentures or under the Equity Line of Credit. If our stock price were lower, then our existing stockholders would experience greater dilution. The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded as an interest expense for the fiscal year ended June 30, 2002 and a component of equity on the issuance date.

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

      On August 14, 2001, we filed a S-1 Registration Statement to register 37,500,000 of our shares in connection with our proposed $12,000,000 equity line credit facility with Ladenburg Thalmann & Co., Inc. and Wanquay Limited. Based on comments received by the SEC relating to the terms and conditions of the proposed equity line and on advice of counsel, on November 30, 2001, we withdrew the Registration Statement with the SEC. Advanced Communications terminated this equity line of credit facility.

      During the period of December 2000 to August 2001, pursuant to a private placement under Regulation D, Rule 506, Advanced Communications issued 4,293,933 shares of common stock and 4,293,933 warrants at $.30 per share. Advanced Communications received $1,288,180 from investors, which included $250,000 for stock not yet issued as of June 30, 2001 and $275,454 for warrants. Advanced Communications issued 137,729 and 250,000 shares of common stock, valued at $41,318 and $75,000, in payment of offering costs incurred respectively. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering. The fair market value of the warrants, aggregating $275,454, was estimated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 49.84%, risk-free interest rate 4.22%, expected option life 2 years. To date, no warrants have been exercised. On February 27, 2002, our Board of Directors approved a resolution to reprice the private placement offering from $0.30 per share to $0.20 per share. The Board of Directors repriced these shares due to the delay in registering the shares sold to investors in the private placement. The Company did not receive any consideration for the repricing of the shares. This repricing resulted in the issuance of an additional 2,146,967 shares of common stock and warrants to the private placement investors. These additional shares are included in the number of shares that we are registering for these selling shareholders. The exercise price of the underlying warrants remains at $0.30 per share.

      Between October and December 2000, AJW Partners, LLC and New Millennium Capital Partners II, LLC elected to convert $262,800 of their September 30, 1999 12% Convertible Debentures into 860,378 shares of Advanced Communications' restricted common stock. The Company is in default of its remaining obligations to AJW Partners, LLC and New Millennium Capital Partners II, LLC and on April 24, 2002 entered into a Settlement Agreement. Under the terms of the Settlement Agreement, the Company is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued interest. The Company had the option, until July 23, 2002, to substitute cash in lieu of shares. On closing, the Company issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002. On June 4, 2002 the Company issued an additional 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners, II, LLC. On both August 22, 2002 and September 24, 2002 we issued 1,460,725 and 664,275 shares of common stock each to AJW Partners, LLC and New Millennium Capital Partners II, LLC respectively, in full satisfaction of the September 30, 1999 12% Convertible Debentures.

      During December 2000, Bank Insinger de Beauford, N.V. converted its $150,000 September 30, 1999 12% convertible debenture, inclusive of accrued and unpaid interest into 943,167 shares of restricted common stock.

      On September 30, 1999, Advanced Communications entered into a 12% secured convertible debentures purchase agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC, which were stockholders of Advanced Communications, whereby Advanced Communications sold $500,000 of 12% Secured Convertible Debentures due April 1, 2000, convertible into shares of Advanced Communications' Common Stock. In addition, on September 30, 1999, Advanced
Communications issued another convertible debenture to Bank Insinger de Beauford, N.V. in the amount of $150,000. The debentures were convertible, at the holder's option, into shares of common stock in whole or in part at any time after the original issue date. The number of shares of common stock issuable upon a conversion was to be determined by dividing the outstanding principal amount of the debenture to be converted, plus all accrued interest, by the conversion price. The conversion price in effect on any conversion date is 50% of the average of the bid price during the twenty trading days immediately preceding the applicable conversion date. The convertible debentures contained a beneficial conversion feature computed at its intrinsic value which is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $650,000, was recorded as an interest expense and a component of equity on the issuance date during the fiscal year ended June 30, 2000.

      The Company's predecessor, MFI (as previously defined) was obligated to pay $150,000 to Grassland Capital Group (the "Payee") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due to the Payee. However, a dispute arose as to whether the Payee authorized the issuance of the shares. The Payee filed a suit during December 1997 to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable at June 30, 2000 of $234,507. In June 2000, the parties agreed to settle the matter for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. Advanced Communications made a payment of $50,000 by June 30, 2000. The $150,000 remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by Advanced Communications. The revised obligation was to be paid by August 14, 2000. Advanced Communications defaulted on this revised payment obligation and a judgment against Advanced Communications was entered. In October 2000, Advanced Communications sold the 75,000 shares of stock in the open market on behalf of the Payee realizing $41,802 which it remitted in partial repayment of its outstanding debt. As of June 30, 2001, Advanced Communications' remaining balance and accrued interest on this obligation was $118,530. An additional $4,206 of interest was accrued on this note and on October 19, 2001 Advanced Communications paid the obligation in full. On October 24, 2001 Advanced
Communications received notice from the court that its judgment has been satisfied.


NET CASH USED IN OPERATING ACTIVITIES

      Net cash used in operating activities was $1,479,999 and $1,103,254 in the fiscal years ended June 30, 2001 and 2002, respectively. The use of cash by operating activities was principally the result of net losses during both reporting periods together with a reduction in accrued compensation and deferred revenue in fiscal years ended 2002 and 2001, respectively.


NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES

      We used net cash of $247,608 and $25,000 during the fiscal years ended June 30, 2001 and 2002, respectively, for the repayment of our loan payable to Advanced Communications (Australia). As of June 30, 2002, the balance outstanding to Advanced Communications (Australia) on the loan payable is $1,791,166. During the fiscal years ended June 30, 2001 and 2002, we used $8,411 and $1,625 respectively, to purchase office equipment.


NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES

      Net cash provided by financing activities for the year ended June 30, 2002 was $1,134,206 and was due to the net proceeds received from the sale of 5% convertible debentures in January 2002 in the amount of $863,000 (inclusive of cash received from the $325,000 December 2001 bridge loan and net of $26,000 in financing fees), $130,000 received from the private placement of equity securities that commenced December 2000 and ended August 2001 and $259,736 of loan proceeds received from Global Communications Technology Pty Ltd, an entity wholly owned by Roger May, a former officer and director of the company.

      Net cash provided by financing activities for the fiscal year ended June 30, 2001 was $1,712,680 and was due to the receipt of $1,168,180 of proceeds from the sale of equity securities pursuant to the Company's private placement that commenced in December 2000 and ended August 2001. In addition, the Company received $544,500 of loan proceeds from Global Communications Technology Pty Ltd, an entity wholly owned by Roger May, a former officer and director of the Company.

      Net cash used by financing activities for the fiscal year ended June 30, 2002 of $118,530 resulted entirely from the payment of the Grassland Capital Group loan payable and accrued interest that was in default and which was subject to a judgment against the Company.


EQUITY LINE OF CREDIT

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

      We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. Assuming we issued the maximum number of shares of common stock being registered at a recent price of $0.01 per share, we would issue 70,000,000 shares of common stock to Cornell Capital Partners, L.P. for gross proceeds of $700,000 (or $679,000 after deducting the 3% to be retained by Cornell), or $29,300,000 less than is available under the Equity Line of Credit. These shares would represent 38% of our outstanding common stock upon issuance. We are registering 70,000,000 shares of common stock for the sale under the Equity Line of Credit and the conversion of debentures. Accordingly, we would need to register additional shares of common stock in order to fully utilize the $30.0 million available under the Equity Line of Credit at the current price of $0.01 per share. In addition, we would be required to obtain the approval of our shareholders to increase the number of authorized shares of common stock. Pursuant to our Articles of Incorporation, we are authorized to issue up to 200,000,000 shares of common stock. At a recent price of $0.01 per share, we would be required to issue 3,000,000,000 shares of common stock in order to fully utilize the $30.0 million available. We would be required to obtain a vote of at least a majority of the outstanding shares in order to increase our authorized shares of common stock for this purpose. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

      There is an inverse relationship between our stock price and the number of shares to be issued under the Equity Line of Credit. That is, as our stock price declines, we would be required to issue a greater number of shares under the Equity Line of Credit for a given advance. This inverse relationship is demonstrated by the following table, which shows the number of shares to be issued under the Equity Line of Credit at a recent price of $0.016 per share and 25%, 50% and 75% discounts to the recent price. Note that we are registering 70,000,000 shares of common stock under the Equity Line of Credit and upon conversion of debentures. As such, the table has been prepared to show the effect of issuing the 70,000,000 shares.

         Purchase
         Purchase Price:        $0.0025       $0.0050      $0.0075         $0.01


         No. of Shares(1):   70,000,000    70,000,000   70,000,000    70,000,000


         Total
         Outstanding(2):    188,852,622   188,852,622  188,852,622   188,852,622

         Percent
         Outstanding(3):          37.1%         37.1%        37.1%         37.1%

         Maximum
         Proceeds(4):          $175,000      $350,000     $525,000      $700,000

----------------------

(1) Represents the maximum number of shares of common stock being registered under the Equity Line of Credit.


(2) Represents the total number of shares of common stock outstanding as of November 15, 2002, plus the shares to be issued to Cornell Capital Partners, L.P. under the Equity Line of Credit.


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


RISKS RELATED TO OUR BUSINESS

      THE CONVERSION OF OUR OUTSTANDING DEBENTURES WILL CAUSE DILUTION TO OUR EXISTING SHAREHOLDERS

      The issuance of shares upon the conversion of the outstanding debentures will have a dilutive impact on our stockholders. We currently have $1,250,000 of outstanding convertible debentures. Of that total, $250,000 of convertible debentures are convertible at a fixed price of $0.001 per share, which would upon conversion result in the issuance of 250,000,000 shares of common stock. The balance of $1,000,000 of convertible debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.0072 (i.e., 80% of the recent price of $0.009), then the holders of the convertible debentures would have received 138,888,889 shares of common stock. As a result, our net income per share could decrease, in future periods, and the market price of our common stock could decline.

      THE  CONVERSION  OF OUR  OUTSTANDING  DEBENTURES  COULD  CAUSE A CHANGE OF
      CONTROL

      The issuance of shares upon the conversion of the outstanding debentures could result in a change of control. Cornell Capital Partners holds convertible debentures, which if converted would result in the issuance of 388,888,889 shares of our common stock. Currently, we are authorized to issue a maximum of 200,000,000 shares of common stock. Accordingly, we do not have a sufficient number of shares of common stock to honor all such conversions. If we issued the maximum number of shares that we are authorized to issue to Cornell Capital, then Cornell would receive 81,147,347 shares of common stock, which would represent 40.6% of our outstanding shares. In such event, Cornell Capital would be our largest shareholder and would likely be able to exercise control of our company by electing directors, increasing the number of authorized shares of common stock that our company could issue or otherwise.


      TERMINATION OF THE INTERIM LICENSE AGREEMENT

      In early October, 2002, Advanced Communications (Australia) terminated an interim License Agreement we entered into with Advanced Communications (Australia) in July 2000 to facilitate implementation of our rights to SpectruCell on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the interim License Agreement. Our initial response to the purported termination of the interim License Agreement was to oppose it and seek leave of the Australian Court to apply for an injunction to prohibit Advanced Communications (Australia) from acting on the purported termination pending trial. The Australian Court granted us leave to do so. However, after considering the situation further and receiving advice of counsel, we made the strategic decision to alter our approach and withdraw from the Australian litigation.

      On October 25, 2002, we withdrew from the Australian litigation against Mr. May and Advanced Communications (Australia). The effect of the Company's decision to withdraw from the Australia litigation was that the existing injunctions issued by the Australia Court have been lifted and the purported termination of the interim License Agreement is not being challenged in the Australia Court.

      Notwithstanding our withdrawal from the Australia litigation, we still retain ownership of the rights to SpectruCell and related technology acquired in the 1999 merger with Advanced Communications Technologies (Nevada), which were neither created by nor subject to cancellation under the interim License Agreement. It is anticipated that Mr. May and Advanced Communications (Australia) will refuse to acknowledge these rights.


      OUR RELATIONSHIP WITH MR. MAY AND ADVANCED COMMUNICATIONS (AUSTRALIA) IS SIGNIFICANTLY IMPAIRED

      Given all of the litigation by the Company against Mr. May and Advanced Communications (Australia) over rights to SpectruCell and the Company's 20% stock interest in Advanced Communications (Australia), it is likely that the Company will continue to be involved in substantive litigation against Mr. May and other parties to protect its rights to, and interest in, the SpectruCell technology for the North and South American markets.

      Even if we are able to prevail against Mr. May and Advanced Communications (Australia) or its successor in interest as to SpectruCell, or settle our disputes with those parties which is unlikely under current conditions, the success of the SpectruCell project and our financial viability on this basis is subject to many other risks and contingencies, including, but not limited to, the ones mentioned below.


      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. In the fiscal years ended June 30, 2002 and 2001, we had a net loss of ($4,332,693) and ($19,732,566) or ($.04) and
($0.22) per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


      WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless the company is able to activate its Equity Line of Credit Facility within the near future or seek other sources of capital, management will be unable to continue operating the company.


      OUR INDEPENDENT AUDITORS HAVE ADDED A GOING CONCERN OPINION TO OUR FINANCIAL STATEMENTS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2002 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

      We had a working capital deficit of $3,252,643 as of June 30, 2002, which means that our current liabilities exceeded our current assets by $3,252,643. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2002 were not sufficient to satisfy all of our current liabilities on that date.


      THE PRICE OF OUR COMMON STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      There is a limited public market for our common stock and there can be no assurance that an active trading market will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.


      OUR  COMMON  STOCK IS DEEMED TO BE "PENNY  STOCK,"  WHICH MAY MAKE IT MORE
      DIFFICULT  FOR   INVESTORS  TO  SELL  THEIR  SHARES  DUE  TO   SUITABILITY
      REQUIREMENTS

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      o  With a price of less than $5.00 per share;

      o  That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.


      WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

      Our success largely depends on the efforts and abilities of key executives and consultants, including Wayne Danson, our President and Chief Financial Officer. The loss of the services of Mr. Danson could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Danson.


ITEM 8.  FINANCIAL STATEMENTS

      The financial statements required by item 7 are included in the Form 10-KSB beginning on page F-1.


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

      Our directors and officers are as follows:

       NAME AND ADDRESS                  AGE     POSITION
       ------------------------------  -------   --------------------------
                                                 President, Chief Financial
       Wayne I. Danson                    49     Officer
       420 Lexington Ave.                        and Director
       New York, NY 10170

       Dr. Michael Finch                  54     Director
       37 Walnut Street
       Wellesley, MA 02481

       Jonathan J. Lichtman               50     Director
       4800 N. Federal Hwy
       Boca Raton, FL 33431

                                                 Chairman of the Board of
       Randall Prouty                     50     Directors and
       420 Lexington Avenue                      Director
       New York, NY 10170

       Wilbank J. Roche                   56     Director
       2530 Wilshire Blvd.
       Santa Monica, CA 90403

      The directors named above will serve until the next annual meeting of our shareholders or until their successors shall be elected and accept their positions. Mr. Danson is party to a written consulting agreement that entitles him to $20,000 per month in cash and stock for the period September 1, 2000 through August 31, 2001 and, as extended orally, to December 31, 2001. Effective January 1, 2002, Mr. Danson agreed to orally extend his consulting agreement with Advanced Communications through December 31, 2003 at a monthly rate of $12,500. Mr. Danson is reimbursed for reasonable out-of-pocket expenses relating to their activities for Advanced Communications.

      Our directors do not receive any cash compensation for their services as a director, but are reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director. The directors are compensated through the grant and issuance of 100,000 shares of restricted common shares for each of the fiscal years ended 2002 and 2001 in which they have served as directors. The value of the stock issued to each director on January 22, 2002 was $36,000.

      WAYNE I. DANSON,  PRESIDENT,  CHIEF  FINANCIAL  OFFICER AND DIRECTOR.  Mr.
Danson has served as our company's Chief Financial Officer since December 1, 1999, was appointed a Director on January 3, 2000, and appointed President on April 30, 2002. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was co-head of and Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

      JONATHAN J. LICHTMAN, SECRETARY AND DIRECTOR. Mr. Lichtman was appointed a Director on November 9, 1999 and is currently a partner with the Boca Raton law firm of Levinson & Lichtman, LLP, where he specializes in structuring corporate and partnership transactions, including real estate syndications. Mr. Lichtman is also currently a general partner of several real estate partnerships in New York, North Carolina and Florida. Prior to forming Levinson and Lichtman LLP, Mr. Lichtman was an attorney with English, McCaughan and O'Bryan, PA, where he performed legal work for domestic and international clients, as well as real estate partnerships and development. Mr. Lichtman obtained his J.D. degree, cum laude, from Syracuse University College of Law and his LLM degree in taxation from the University of Miami School of Law. He is also a certified public accountant and is licensed to practice law in Florida and New York.

      DR. MICHAEL FINCH, DIRECTOR. Dr. Finch was appointed a Director on March 10, 1997 and since 1998, has been Chief Technology Officer of New Media Solutions, responsible for the conception, planning, creation, execution and deployment of all software products and projects. For the four years before that, he was employed by Media Forum (first in the UK, and then in the U.S.) as Director of Product Development. He was responsible for developing and implementing Media Forum's software capabilities and strategy, managing technical and complex software projects for high-end clients, and pre-sales demonstrations to clients of Media Forum's software stance and expertise. From 1983 to 1993, Dr. Finch was a Financial Software Engineer, who designed, wrote and implemented sophisticated real-time computer programs for trading Financial Instruments and Commodities on the Chicago and New York Futures exchanges. Prior to 1983, Dr. Finch was a research scientist and mathematician, with an academic career at four UK universities. He obtained a Doctorate of Mathematics at Sussex University for original research into Einstein's Theory of General Relativity and its application to Neutron Stars. He lectured at Queen Mary's College London on advanced mathematics.

      RANDALL PROUTY, CHAIRMAN OF THE BOARD AND DIRECTOR. Mr. Prouty, a co-founder and Director since March 10, 1997, is currently the President and CEO of World Associates, Inc., a publicly traded development stage company. He is also the sole owner of Bristol Capital, Inc., a firm active in consulting and business development work for companies seeking access to capital markets, and through which he is incubating other e-business ventures. Mr. Prouty is a licensed real estate and mortgage broker in the State of Florida. His technical background includes being a qualified Webmaster and developing e-businesses on the web.

      WILBANK J. ROCHE, DIRECTOR. Mr. Roche was appointed a Director on March 25, 1999 and is currently a principal with the law firm of Roche & Holt in Santa Monica, California. Mr. Roche was an honors graduate from the University of California in 1976, as well as from Loyola University School of Law, Los Angeles, in 1979. He was admitted to the California State Bar in 1979 and has been practicing law actively since that time. Mr. Roche worked for law firms in the Los Angeles area from 1976 to 1983, when he opened his own office. In 1985, he formed Roche & Holt. Mr. Roche's law practice has revolved largely around representing small businesses and their owners. In that regard, he has provided legal services in connection with the formation, purchase, sale, and dissolution of numerous entities, as well as in connection with their on-going operations. In the past several years, he has devoted substantial time to clients in the telecommunications business.


RESIGNATIONS

      Effective November 30, 2001, Mr. May was removed as Chief Executive Officer, President and Chairman of the Board. The Board of Directors removed Mr. May because it had become dissatisfied with Advanced Communications' direction under Mr. May's leadership. Mr. Prouty assumed the role of Chairman of the Board effective November 30, 2001 and Mr. Gary Ivaska was appointed President of the Company. Effective March 14, 2002, Roger May and Allen Roberts resigned from the Board of Directors. Neither Mr. May nor Mr. Roberts were replaced on Advanced Communications' Board of Directors. Effective April 30, 2002, Mr. Ivaska resigned as our President.


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

      The Board of Directors also established an Acquisitions Committee and an Advanced Communications (Australia) Committee. Messrs. Prouty, Danson, Lichtman and Roche currently serve on the Acquisitions Committee and Messrs. Prouty, Danson, Lichtman, Roche and Finch serve on the Australian Affiliate Committee, which will address and make all decisions relating to the activities of our Australian Affiliate and SpectruCell.


ITEM 11.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

      The following table shows all cash compensation accrued and/or paid by Advanced Communications, as well as certain other compensation paid or accrued, for the fiscal years ended June 30, 2002, 2001 and 2000. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $50,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.


                        ANNUAL COMPENSATION           LONG TERM COMPENSATION
                ----------------------------------- --------------------------
                                                                                AWARDS      PAYOUTS
                                                                        ------------------  -------
                                                             OTHER        RESTRICTED
                                                             ANNUAL         STOCK       OPTION     LTIP     ALL OTHER
                                    SALARY        BONUS    COMPENSATION    AWARD(S)      SARS    PAYOUT   COMPENSATION
NAME AND                           --------     -------    ------------  -----------   -------   ------   ------------
PRINCIPAL POSITION   YEAR             ($)           ($)        ($)           ($)          (#)      ($)         ($)
------------------   ----          --------     -------   ------------  ------------  -------   ------   ------------

Wayne I. Danson,    2002        $149,933(1)             --      --      $110,000(1)     --       --             --
President and CFO   2001        $235,931(2)                             $167,500(2)
                    2000        $ 50,000(3)                             $223,400(4)

Roger May, CEO      2002        $ 87,500(5)             --      --               --     --       --             --
                    2001        $197,500(5)     $50,000(5)      --               --     --       --             --
                    2000        $120,000(5)             --      --               --     --       --             --


(1) Represents accrued fees and out-of-pocket expenses. Mr. Danson received $65,000 in cash for fiscal 2002 services and $32,775 for reimbursement of prior and current out-of-pocket expenses. Mr. Danson was appointed President on April 30, 2002.


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


(4) Mr. Danson also received 100,000 shares of our stock as a signing bonus in December 1999 and June 2000. During this time, the shares were trading between $1.50 - $3.50 per share.


(5) Accrued and unpaid compensation. No cash was received by Mr. May during the fiscal years ended June 30, 2000, June 30, 2001 and 2002. Mr. May's compensation for fiscal 2001 includes a $50,000 cash bonus which remains unpaid as of June 30, 2001. Mr. May left Advanced Communications on November 30, 2001. On March 26, 2002, the Board of Directors unanimously approved the recommendation of the Compensation Committee to reduce Mr. May's current and prior accrued compensation by $394,361 representing services Mr. May performed for Advanced Communications (Australia).


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

EMPLOYMENT AGREEMENTS

      On November 29, 1999, we entered into an employment agreement with Danson Partners, LLC to provide the functions customarily provided by a Chief Financial Officer. As compensation for these services, we paid $5,000 monthly in advance, plus 100,000 restricted shares of common stock. Starting April 1, 2000, compensation for these services increased to $10,000 per month. On September 1, 2000, we entered into another one-year consulting agreement with Wayne I. Danson, the Chief Financial Officer. A signing bonus of 75,000 shares of stock was issued, valued at $67,500. This contract expired August 31, 2001, but was orally extended to December 31, 2001. As compensation, Mr. Danson receives $10,000 per month in cash and $10,000 per month in stock. Effective January 1, 2002, Mr. Danson agreed to orally extend his contract with Advanced Communications through December 31, 2003, at a monthly rate of $12,500.

      Effective July 1, 2000, Advanced Communications and Mr. May, our former Chief Executive Officer, entered into an oral employment agreement that entitled Mr. May to receive $15,000 per month and a bonus of $50,000. Effective December 1, 2000, Mr. May's compensation increased to $17,500 per month. On November 30, 2001, Mr. May was terminated as Advanced Communications' Chief Executive Officer. The Compensation Committee of the Board of Directors reviewed the nature and extent of Mr. May's past services to Advanced Communications to determine how much of Mr. May's prior services are more properly allocable to Advanced Communications (Australia). At Advanced Communications' March 26, 2002 Board of Director's meeting, the Board of Directors unanimously approved the recommendation of the Compensation Committee to reduce Mr. May's prior accrued compensation by $394,361 representing services Mr. May performed for Advanced Communications (Australia), leaving a balance of $172,183 at June 30, 2002.

      On November 30, 2001, we entered into an oral employment agreement with Mr. Gary Ivaska to serve as our President at a rate of $120,000 per annum. Effective April 30, 2002, Mr. Gary Ivaska resigned as Advanced Communications' President.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table contains information about the beneficial ownership of our common stock as of September 15, 2002 for:

      o each person who beneficially owns more than five percent of the common stock;

      o each of our directors;

      o the named executive officers; and

      o all directors and executive officers as a group.

      Unless otherwise indicated, the address for each person or entity named below is c/o Advanced Communications Technologies, Inc., 420 Lexington Avenue, New York, NY 10170.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 118,852,622 shares of common stock outstanding as of November 15, 2002.

                                                    COMMON STOCK
                                                  BENEFICIALLY OWNED
                                           ------------------------------------
NAME/ADDRESS                                    NUMBER             PERCENT(1)
-------------------------------------      -------------   ---------------------

Roger May                                    18,228,000(1)(2)      15.34%

Nancy Needham                                7,168,454(3)*          6.03%

E.R. DuPont                                  2,751,335(4)*          2.31%

Wayne Danson                                 2,811,214(5)           2.37%

Jonathan J. Lichtman                         2,710,334(6)           2.28%

Dr. Michael Finch                              591,334                  *

Randall Prouty                               2,218,056              1.87%

Wilbank J. Roche                               650,000                  *
                                           -------------------------------
All Officers and Directors as a Group        8,980,938              7.56%
------------------------------------

(1) No shares are owned directly by Mr. May. All shares beneficially owned by Mr. May are owned through affiliated entities and/or by family members.

(2) Includes    10,000,000   shares    beneficially   owned   through   Advanced
    Communications Technologies (Australia) Pty Ltd.

(3) Excludes 4,790,347 shares held by Dr. Needham's adult children. Dr. Needham has no beneficial ownership in these shares.

(4) Excludes 3,449,048 shares held by Mr. DuPont's adult children and in trust for Rhett DuPont, a minor. Mr. DuPont has no beneficial ownership in these shares.

(5) Includes 2,461,214 shares owned beneficially by Mr. Danson's affiliated entity and children.

(6) Excludes 396,666 shares beneficially owned through various family trusts. Mr. Lichtman has no beneficial ownership in these shares.

* Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

      Effective April 30, 2002, Mr. Gary Ivaska resigned as Advanced Communications' Chief Executive Officer. Advanced Communications and Mr. Ivaska have settled all outstanding amounts otherwise due him for his prior services. Under the terms of the Ivaska Agreement, Advanced Communications is obligated to pay Mr. Ivaska $40,000 at the rate of $10,000 per month for four months commencing on May 31, 2002. No payments have been made to Mr. Ivaska.

      During the fiscal year ended June 30, 2002, Advanced Communications issued 200,000 shares of its restricted common stock having a value of $36,000 to each of its five current directors for services rendered to Advanced Communications as directors. Advanced Communications issued a total of 1,000,000 shares in the aggregate having a value of $180,000. The stock was valued based on the quoted trading price of Advanced Communications' stock on the date that the shares were granted to the individual directors.

      At the request of Advanced Communications' Board of Directors, the Compensation Committee conducted a review of the nature of the past services provided by Mr. May to Advanced Communications to determine whether a portion of such services are more properly allocable to Advanced Communications (Australia). At Advanced Communications' March 26, 2002 Board of Director's meeting, the Board of Directors unanimously approved the recommendation of the Compensation Committee to reduce Mr. May's prior accrued compensation by $394,361 representing services Mr. May performed for Advanced Communications (Australia), leaving a balance of $172,183 at June 30, 2002.

      On January 10, 2002, the Company executed various financing agreements with Cornell Capital Partners, LP, a New Jersey-based hedge fund, whereby Cornell and certain other investors purchased from Advanced Communications $1 million of two-year Convertible Debentures and Cornell provided a $30 million structured equity facility. Pursuant to the Convertible Debenture financing, Advanced Communications received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety-day note. Under the terms of the $30 million structured equity facility, Advanced Communications has the right to require Cornell to make monthly purchases of up to $2 million of Advanced Communications' stock on a discounted basis. Advanced Communications issued 2,960,000 shares of common stock with a market value of $740,000 as a commitment fee as part of this transaction.

      On January 15, 2002, Advanced Communications moved its corporate headquarters from Irvine to El Segundo, California. The lease has a three-year term commencing on January 1, 2002. As of August 1, 2002, the Company relocated its principal executive office from California to 420 Lexington Avenue, New York, NY 10170 within the office facility of Danson Partners, LLC, a privately owned company that employs our President and Chief Financial Officer. No rent or facility use fee is charged to the Company by Danson Partners, LLC.

      On January 23, 2002, Advanced Communications filed suit against Advanced Communications (Australia) and Roger May in the Supreme Court at Melbourne,
Victoria, Australia, and on that date the court issued an interim injunction effectively enjoining and prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" the Company's stock in Advanced Communications (Australia). The interim injunction was extended on April 26, 2002 by the court until a final determination is made at trial. On May 7, 2002, the Company received a notice alleging a breach from Advanced Communications (Australia) stating that Advanced Communications had breached its obligation under the interim License Agreement. In addition, on May 7, 2002, Advanced Communications (Australia) sent a termination notice formally terminating the interim License Agreement. The Company believed that the notice of breach and the termination notice were without merit and it took the necessary legal actions to prevent Advanced Communications (Australia) from terminating its rights under the interim License Agreement. On May 8, 2002, the court extended its April 26, 2002 order further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach and termination notice. On May 27, 2002 and May 28, 2002 the court held full hearings on the injunction application, took the matter under advisement and indicated that it would rule on the matter in the near future. On August 23, 2002, the court issued a comprehensive preliminary injunction granting all the relief sought by the Company. Among other things, the injunction prohibits Advanced Communications (Australia), directly or indirectly, from taking any action in the Exclusive Territory with respect to marketing, distributing, selling or otherwise dealing with the SpectruCell technology (including the military applications thereof), except through and with the prior written consent of the Company. In addition, the ruling granted the Company a preliminary injunction until trial prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" the Company's stock in Advanced Communications (Australia). In mid-October 2002, Mr. May and Advanced Communications (Australia) purportedly terminated the interim License Agreement based on the assertion that the Company is insolvent and that its insolvency constitutes an irreparable event of default thereunder. As stated above, the Company made a strategic decision not to challenge the termination. On October 25, 2002, the Company withdrew from the litigation against Advanced Communications (Australia) and Mr. May. Despite the termination of the interim License Agreement, the Company still owns the North and South American rights to SpectruCell that it acquired pursuant to the April 1999 merger with Advanced Communications (Nevada).

      Through a family trust established in Australia, Mr. May, an officer and director of the company until November 30, 2001 and March 14, 2002 respectively and a principal shareholder of our company, indirectly owns a 70% majority interest in Advanced Communications (Australia). Up until November 11, 2002, we owned 20% of the common stock of Advanced Communications (Australia). On November 11, 2002, Advanced Communications (Australia)'s issued a Notice of Termination to the Company stating that the April 2000 Stock Purchase Agreement was terminated immediately due to the Company's insolvency. Advanced Communications (Australia) filed for protection under Australia's insolvency law on July 18, 2002 and appointment an independent administrator and receiver to manage and operate its business.

      As of June 30, 2002, Advanced Communications owed Global Communications Technology Pty Ltd, a wholly-owned entity of Roger May, a former officer and director of the Company and a significant shareholder, $1,055,736 for funds advanced to Advanced Communications to provide working capital and for the repayment of certain of Advanced Communications' obligations. This loan is non-interest bearing and unsecured. This loan does not have a scheduled date of repayment. Advanced Communications does not believe that the loans are due upon demand. However, the actual repayment terms are not known with any specificity since the terms are not contained in a written document.

      In April 2000, our company acquired 20% of the common stock of Advanced Communications (Australia). The purchase price of the investment amounted to $19,350,000, and was comprised of a note payable for $7,500,000 and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. Our interest in Advanced Communications (Australia) is evidenced by a Stock Purchase agreement and is reflected by stock ownership records on file with the Australian Securities Investment Commission, an Australian government agency. We owe Advanced Communications (Australia) $1,791,166 under the terms of the Stock Purchase Agreement. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as goodwill. Mr. May is a principal shareholder of our company and Advanced Communications (Australia). Through June 30, 2002, we repaid $5,708,834 of our obligation to Advanced Communications (Australia), in part by the issuance of 7,787,000 shares of restricted common stock having a value of $4,884,101. The balance of our repayments was in the form of cash and the offset of $552,125 of funds previously advanced to Advanced Communications (Australia). During the years ended June 30, 2001 and 2002 Advanced Communications repaid an aggregate of $247,608 and $25,000 of the obligation in cash. As of June 30, 2002, the balance of our obligation to Advanced Communications (Australia) was $1,791,166. Advanced Communications was in litigation with Advanced Communications (Australia) regarding the attempt by Mr. May to lien and transfer the company's shares in the affiliate for alleged nonpayment of the company's obligations as well as to terminate our License and Distribution Agreement. On November 11, 2002, Advance Communications (Australia) issued a Notice of Termination to the Company that the April 2000 Stock Purchase Agreement is terminated immediately due to the Company's insolvency.

      On September 1, 2000, Mr. Danson entered into a one-year consulting agreement with our company for the period September 1, 2000 through August 31, 2001. Under the terms of the consulting agreement, Mr. Danson received $10,000 per month in cash and $10,000 per month in stock for his services. Mr. Danson's agreement expired on August 31, 2001. Mr. Danson has agreed to orally extend his consulting agreement with Advanced Communications through December 31, 2003 at a monthly rate of $12,500.

      On December 13, 2001, Advanced Communications entered into a 90-day $325,000 Promissory Note (the "Note") with Cornell Capital Partners, LP. The Note had an interest rate of 12% and was secured by a Guaranty and Pledge Agreement executed by Mr. Danson, Mr. Lichtman and Mr. Prouty. Advanced Communications realized $269,000 of net proceeds after financing costs and legal fees. The Note was repaid on January 14, 2002 with proceeds from Advanced Communications' $1 million Convertible Debenture.

      Jonathan J. Lichtman, Assistant Secretary and a director of the Company, is a partner at Levinson & Lichtman, LLP, a law firm in Boca Raton, FL that the Company retained to provide legal services during the fiscal years 2002 and 2001. The Company has paid Levinson & Lichtman, LLP $43,184 and $90,000 in the form of cash and stock respectively, for legal services rendered during fiscal 2002. No cash was paid to Levinson & Lichtman, LLP during fiscal 2001. During fiscal 2001, the Company issued $186,000 of restricted common stock for legal services rendered.

      Wilbank Roche, a director of the Company, is a partner at Roche & Holt, a law firm in Los Angeles, CA that the Company retained to provide legal services during the fiscal year 2002. The Company has paid Roche & Holt $13,515 and $15,000 in the form of cash and stock, respectively, for legal services rendered.

      Effective July 1, 2002, the Company entered into a consulting agreement with Randall Prouty, Chairman of the Board and a director of the Company, pursuant to which Mr. Prouty has agreed to provide certain business services to the Company. Pursuant to the terms of the consulting agreement, Mr. Prouty will accrue $10,000 in monthly compensation for services provided to the Company. During the fiscal year ended June 30, 2002, the Company issued 1,100,000 shares of restricted common stock having a value of $55,000 to Mr. Prouty and $10,986 in cash compensation for business services rendered to the Company.

      Dr. Michael Finch, a director of the Company, has been issued 133,334 shares of restricted common stock having a value of $10,000 for engineering and software design consulting services rendered to the Company during fiscal 2002.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (A)   FINANCIAL STATEMENTS:

            (i)   Registrant.

      (B)   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

            (i)   Exhibits:


EXHIBIT NO.   DESCRIPTION                            LOCATION
------------  -----------------------------------    ----------------------------

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

2.1           Articles of Incorporation of Media     Incorporated by reference to
              Forum International, Inc.              Exhibit 2.1 to the Company's
                                                     Form S-8 filed on February 9,
                                                     2000


EXHIBIT NO.   DESCRIPTION                            LOCATION
------------  -----------------------------------    ----------------------------

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

10.2          Stock Purchase Agreement between       Incorporated by reference to
              Advanced Communications Technologies,  Exhibit 10.2 to the Form S-1
              Inc. and Advanced Communications       Registration Statement filed
              Technologies (Australia) Pty Ltd.      on August 14, 2001

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

10.8          Stock Purchase Agreement dated April   Incorporated by reference to
              5, 2000, between Advanced              Exhibit 10.5 to the Company's
              Communications Technologies, Inc. and  Form 10-QSB filed on May 24,
              Advanced Communications Technologies   2000
              Pty Ltd.


EXHIBIT NO.   DESCRIPTION                            LOCATION
------------  -----------------------------------    ----------------------------

10.9          Securities Purchase Agreement dated    Incorporated by referenced to
              January 10, 2002, by and among         Exhibit 10.9 to the Company's
              Advanced Communications Technologies,  Form 10-QSB filed on February
              Inc. and Buyers                        12, 2002

10.10         Investor Registration Rights           Incorporated by reference to
              Agreement dated January 10, 2002, by   Exhibit 10.10 to the Company's
              and among Advanced Communications      Form 10-QSB filed on February
              Technologies, Inc. and Investors       12, 2002

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

10.14         Registration Rights Agreement dated    Incorporated by reference to
              January 10, 2002, by and between       Exhibit 10.14 to the Company's
              Advanced Communications Technologies,  Form 10-QSB filed on February
              Inc.                                   12, 2002

10.15         Placement Agent Agreement dated        Incorporated by reference to
              January 10, 2002, by and between       Exhibit 10.15 to the Company's
              Advanced Communications Technologies,  Form 10-QSB filed on February
              Inc. and Westrock Advisors, Inc.       12, 2002

10.16         Escrow Agreement dated January 10,     Incorporated by reference to
              2002, by and among Advanced            Exhibit 10.16 to the Company's
              Communications Technologies, Inc.,     Form 10-QSB filed on February
              Cornell Capital Partners, LP, Butler   12, 2002
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

10.18         Letter of Intent dated September 7,    Incorporated by reference to
              2001 re: Purchase of Advanced          Exhibit 10.18 to Amendment No.
              Communications (Australia)             1 to the Company's Form 10-QSB
                                                     for the quarter ended December
                                                     31, 2001

10.19         Securities Purchase Agreement, dated   Provided herewith
              November 2002, by and among Advanced
              Communications and Buyers

10.20         Investor Registration Rights           Provided herewith
              Agreement, dated November 2002, by
              and among Advanced Communications and
              Investors

10.21         Secured Convertible Debenture          Provided herewith

10.22         Escrow Agreement, dated November       Provided herewith
              2002, by and among Advanced
              Communications, Buyers, and Wachovia
              Bank, N.A.


EXHIBIT NO.   DESCRIPTION                            LOCATION
------------  -----------------------------------    ----------------------------

10.23         Irrevocable Transfer Agent             Provided herewith
              Instructions, dated November 2002

10.24         Security Agreement, dated November     Provided herewith
              2002, by and among Advanced
              Communications and Buyers

10.25         Middletons Lawyers Letter, dated       Provided herewith
              November 11, 2002, terminating the
              April 2000 Stock Purchase Agreement
              between Advanced Communications
              Technologies, Inc. and Advanced
              Communications (Australia)


            (ii)  Reports on Form 8-K:

      On May 10, 2002, the Company filed a Form 8-K disclosing an update to its pending litigation with Advanced Communications (Australia), the resignation of Gary Ivaska, as President and Chief Executive Officer, and the appointment of Wayne Danson as President.

      On July 23, 2002, the Company filed a Form 8-K disclosing an update to its pending litigation with Advanced Communications (Australia) and its voluntary administration.

      On September 4, 2002, the Company filed a Form 8-K disclosing an update to its pending litigation with Advanced Communications (Australia).

      On November 6, 2002, the Company filed a Form 8-K disclosing an update on the status of its litigation against Advanced Communication (Australia) and the termination of the License and Distribution Agreement.

Item 14.  Controls and Procedures.

      EVALUATION OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

      CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

      DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our

Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Annual Reports on Form 10-KSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

      Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

      In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

      CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED COMMUNICATIONS TECHNOLOGIES,
                                          INC.

                                          By:    /S/ WAYNE I. DANSON
                                          Name:  Wayne I. Danson
                                          Title: President and Chief Financial
                                                 Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                                   DATE
---------                     -----                                                   ----

/s/ Wayne I. Danson
-------------------           President (Principal Executive Officer) Chief
Wayne I. Danson               Financial Officer (Principal Accounting Officer)        December 5, 2002
                              and Director

/s/ Randall Prouty
------------------
Randall Prouty                Chairman of the Board and Director                      December 5, 2002


/s/ Wilbank J. Roche, Esq.
--------------------------
Wilbank J. Roche, Esq.        Director                                                December 5, 2002


/s/ Michael Finch
--------------------------
Michael Finch                 Director                                                December 5, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Advanced Communications Technologies, Inc. (the "Company") on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                   By:  /s/ Wayne I. Danson
                                      ------------------------------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer

                          FORM OF OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302
                            -----------------------

      The  undersigned   President  and  Chief  Financial  Officer  of  Advanced
Communications Technologies, Inc., hereby certifies that:

      1.    he has reviewed the report;

      2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

      4.    he and the other certifying officers:

            a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

            b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

            c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

            d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ Wayne I. Danson
                                           -------------------------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer

                             ADVANCED COMMUNICATIONS
                       TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

PAGE      F-2        INDEPENDENT AUDITORS' REPORT

PAGE      F-3        CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 AND 2001

PAGE      F-4        CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE YEARS ENDED
                     JUNE 30, 2002 AND 2001

PAGE      F-5        CONSOLIDATED   STATEMENTS   OF  CHANGES  IN   STOCKHOLDERS'
                     DEFICIENCY FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

PAGE      F-6        CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE YEARS ENDED
                     JUNE 30, 2002 AND 2001

PAGES     F-8        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Advanced Communications Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Advanced Communications Technologies, Inc., and Subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Advanced Communications Technologies, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company's significant net loss of $4,332,693 for the year ended June 30, 2002, a working capital deficiency of $3,252,643, and a stockholders' deficiency of $4,940,050, raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
September 7, 2002 (except for Note 12 (A) and (B) as to which date is December 4, 2002)


                ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 2002 AND JUNE 30, 2001
                                                                           JUNE 30,
                                                                        2002         2001
                                                                     ----------------------

                                           ASSETS
                                           ------
   CURRENT ASSETS
   Cash                                                           $     11,093  $       6,816
   Prepaid Expenses                                                          -         10,000
                                                                  ------------  -------------
   TOTALCURRENTASSETS                                                   11,093         16,816
                                                                  ------------  -------------
   PROPERTY AND EQUIPMENT (NET)                                         17,274         19,599
                                                                  ------------  -------------

   OTHER ASSETS
   Purchase Goodwill-ACF-AU                                                  -      2,000,000
   Security Deposits                                                    13,225          5,525
   Other Receivables                                                     9,927              -
   Deferred Bond Financing Costs, Net of Accumulated Amortization       63,333              -
                                                                  ------------  -------------
   TOTAL OTHER ASSETS                                                   86,485      2,005,525
                                                                  ------------  -------------
TOTAL ASSETS                                                         $ 114,852     $2,041,940
------------                                                      ============  =============

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                          ----------------------------------------

LIABILITIES

   CURRENT LIABILITIES
   Accounts Payable                                                 $  872,493  $    844,205
   Accrued Compensation                                                172,183       479,050
   Note Payable-Grassland                                                            118,530
   Loan Payable to Shareholder                                       1,055,736       796,000
   12% Convertible Debentures                                          100,407       200,750
   5% Convertible Debentures                                         1,000,000             -
   Interest Payable                                                     62,917             -
                                                                  ------------  ------------
   Total Current Lialilities                                         3,263,736     2,438,535

   LONG-TERM LIABILITIES
   Note Payable-ACF-Australia                                        1,791,166     2,173,167
                                                                   -----------  ------------
   TOTAL OTHER LIABILITIES                                           1,791,166     2,173,167
                                                                  ------------  ------------
TOTAL LIABILITIES                                                    5,054,902     4,611,702
                                                                  ------------  ------------

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, $01 Par Value, 25,000,000 Shares Authorized,
   none issued and outstanding
   Common Stock, No Par Value, 200,000,000 and 100,000,000
   Shares Authorized, 114,102,622 and 94,489,916
   shares issued and outstanding, respectively                      25,471,098    22,696,193
   Common Stockto be issued, 833,334 shares                                  -       250,000
   Deferred Commitizent fees , net of accumulated amortization       (562,500)             -
   Accumulated Deficit                                            (29,848,648)  (25,515,955)
                                                                  ------------  ------------
   TOTAL STOCKHOLDERS' DEFICIENCY                                  (4,940,050)   (2,569,762)
                                                                   -----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $    114,852  $  2,041,940
----------------------------------------------                    ============  ============


          See accompanying notes to consolidated financial statements.


                ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                               2002            2001
                                                       ------------   ---------------

SALES                                                 $         -     $       50,000
COST OF SALES                                                   -            (57,310)
                                                      ------------     --------------
GROSS PROFIT (LOSS)                                             -             (7,310)
                                                      ------------     --------------

OPERATING EXPENSES

   Consulting Fees                                          (10,149)         567,625
   Amortization and Depreciation                            508,167        1,051,169
   Professional Fees                                      1,228,780        1,214,739
   Other Selling, General and Administrative Expenses       407,772          501,048
   Stock-Based Compensation                                 180,000                -
                                                      --------------       ---------
TOTAL OPERATING EXPENSES                                  2,314,570        3,334,581
                                                      --------------   --------------
(LOSS) FROM OPERATIONS                                   (2,314,570)      (3,341,819)
                                                      ==============   ==============

OTHER EXPENSES
   Interest expense                                        (318,123)         (10,332)
   Loss from investment                                           -       (3,571,654)
   Loss from impairment of goodwill                      (1,700,000)     (12,399,864)
   Loss on investment acquisition deposit                         -         (425,000)
   Realized loss on decline in marketable securities              -           (6,825)
                                                      --------------   --------------

TOTAL OTHER (EXPENSES)                                   (2,018,123)     (16,413,675)
                                                      --------------   --------------

(LOSS) BEFORE EXTRAORDINARY GAIN                         (4,332,693)     (19,755,566)

EXTRAORDINARY GAIN

   Gain on extinguishment of debt                                 -           23,000
                                                      --------------   --------------

NET (LOSS)                                            $  (4,332,693)   $ (19,732,566)
                                                      ==============   ==============

Net (Loss) Per Share- Basic and Dilutive              $       (0.04)   $       (0.22)
                                                      ==============   ==============


Weighted Average Number of Shares
Outstanding During the Period-Basic and Dilutive       100,576,484        87,976,428
                                                      ==============   ==============

See accompanying notes to consolidated financial statements.


                ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001



                                                  COMMON STOCK                                   COMMON STOCK TO  COMMON    DEFERRED
                                               ------------------               ACCUMULATED         BE ISSUED     STOCK   COMMITMENT
                                                SHARES             AMOUNT         DEFICIT     SHARES    AMOUNT   ADVANCES     FEES
                                               ------- -----------------------------------------------------------------------------

BALANCE AT JUNE 3O,2000                          82,227,280     $ 16,865,441    $ (5,783,389)                    (375,000)       -
5tock issued for cash                             3,060,600          642,726
5tock warrants issued for cash                                       275,454
Stock to be issued                                                                             833,334  $250,000
Stock issued for offering costs                     250,000
Stock issued for services                         1,051,491          328,870
Stock issued for extinguishment of debt           6,597,000        4,545,902
Stock issued for conversion of convertible debt   1,803,545          412,800
Common stock retired                              (500,000)        (375,000)     (19,732,566)                     375,000
Net (loss) for the year
                                               -------------------------------------------------------------------------------------

BALANCE AT JUNE 3O, 2001                        94,489,916      $ 22,696,193    $(25,515,955)  833,334  $250,000
                                               -------------------------------------------------------------------------------------


Stock issued for services                        6,334,679           677,634                  (33,334)  (10,000)
Stock issued for extinguishments of debt         1,190,000           357,001
Stock issued for conversion of convertible debt  4,250,000           100,343
Stock issued for cash                            1,233,333           260,000                 (800,000) (240,000)
Stock warrants issued for cash                           -           110,000
Stock issued for offering costs                    137,727                 -
Stock and warrants issued for pricing of
previously issued shares                         2,146,967                 -
Stock issued to Directors for services           1,000,000                 -
Stock issued for commitment fees                 3,000,000           750,000                                              $(562,500)
Capital contribution                                     -             9,927
Stock issued in settlement of lawsuit              320,000            80,000
Interest on beneficial conversion-
 Convertible Debentures                                  -           250,000

Net (loss) for the year                                                           (4,332,693)
                                               -------------------------------------------------------------------------------------
BALANCE AT JUNE 3O, 2002                       114,102,622      $ 25,471,098    $(29,848,648)        - $       -          $(562,500)
                                               =====================================================================================

          See accompanying notes to consolidated financial statements.


                ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
--------- ---------------------------

Net (loss)                                                $ (4,332,693)     $    (19,732,566)
Adjustments to reconcile net loss to net cash used:
Depreciation and amortization                                  508,167             1,051,169
Realized loss on decline in izarketable securities                   -                 6,825
Stock issued for services                                      847,634               328,870
Stock issued in settletment of lawsuit                          80,000
Gain on extinguishiment of debt                                      -               (23,000)
Loss from investment                                                 -             3,571,654
Loss from impairment of goodwill                             1,700,000            12,399,864
Accrued compensation                                          (306,867)              247,500
Interest Expense on Benefical Conversion Feature               250,000                     -
Changes in operating assets and liabilities:
(Increase) decrease in assets
Prepaid expense                                                 10,000                36,118
Deposits and other                                               7,700                40,000
Increase (decrease) in liabilities:
Accounts payable                                                28,288               633,235
Interest payable                                                62,917                10,332
Deferred revenue and other                                      41,600               (50,000)
                                                       ----------------     -----------------
  Net cash used in operating activities                     (1,103,254)           (1,479,999)
                                                       ----------------     -----------------


CASHFLOWS FROM INVESTING ACTIVITIES:
------------------------------------

Loan to unconsolidated affiliated conpany                            -              (247,608)
Purchase of fixed assets                                        (1,675)               (8,411)
Repayizent of loan to unconsolidated affiliate                 (25,000)                    -
                                                       ----------------     -----------------
  Net cash used in investing activities                        (26,675)             (256,019)
                                                       ----------------     -----------------


CASHFLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Repayment of note payable                                     (118,530)                    -
Loan proceeds from shareholder                                 259,736               544,500
Proceeds from stock to be issued                                     -               250,000
Proceeds fromissuance of comnon stock
and warrants net of offering costs                             130,000               918,180
Proceeds from issuance of convertible debentures, net          889,000
Proceeds from short-term loan, net of financing fees           299,000                     -
Repayizent of short-term loan                                 (325,000)                    -
                                                       ----------------     -----------------
  Net cash provided by financing activities                  1,134,206             1,712,680
                                                       ----------------     -----------------
Net increase (decrease) in cash                                  4,277               (23,338)
Cash and cash equivalents at beginning of year                   6,816                30,154


CASH AND CASH EOU1VALENTS AT END OF YEAR                  $     11,093      $          6,816
----------------------------------------               ================     =================


          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended June 30, 2002, the Company issued 1,190,000 shares of common stock, valued at $357,001, in partial payment of notes payable held by a related Australian corporation, in whom we hold a 20% investment, and a non-related company (See Notes 6(B) and 8(D)).

During the year ended June 30, 2002 the Company issued 4,250,000 shares of common stock, valued at $100,343, for the conversion of convertible debentures.

During the year ended June 30, 2001, the Company issued 6,597,000 shares of common stock, valued at $4,545,902, in partial payment of notes payable held by a related Australian corporation, in whom we hold a 20% investment, and a non-related company (See Notes 6(B) and 8(D)).

During the year ended June 30, 2001, the Company issued 1,803,545 shares of common stock, valued at $412,800, for the conversion of convertible debentures.

NOTE 1.     PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------

(A) ORGANIZATION
----------------

The Company was formed on April 30, 1998 and was inactive from its date of formation until April 1999 when it acquired all of the issued and outstanding stock of Media Forum International, Inc. ("MFI") in a reverse merger. The merger was treated as an acquisition of all of the assets of MFI and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart") an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technology (Australia) Pty Ltd ("Advanced Communications (Australia)"), an unconsolidated affiliated entity. The Company is currently in litigation over its ownership rights. SEE NOTE 10(B)(IV). On July 5, 2000, the Company entered into a License and Distribution Agreement with Advanced Communications Technologies (Australia) Pty Ltd. pursuant to which the Company has the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. The License and Distribution Agreement is effective for an indefinite period. The parties to this License and Distribution Agreement are currently involved in litigation in connection with this agreement. (SEE NOTE 10(B)(IV). In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of Advanced Communications (Australia). In November 2000, the Company formed Advanced Network Technologies
(USA), Inc. ("ANT"), a Delaware corporation owned 70% by the Company and 30% by Advanced Communications (Australia). Both Australon and ANT are inactive and have never been operational. Australon Enterprises Pty Ltd is an Australian public company that manufactures and distributes remote monitoring devices for homes and businesses such as remote meter reading and residential automated gateway devices. While Mr. May, our former CEO and Chairman of the Board has a significant ownership interest in Australon Enterprise Pty, through his ownership interest in ACT AU, he is not involved in Australon `s daily management or business operations and is not represented on its Board of Directors. The joint venture relationship was established while Mr. May controlled both companies. Presently, the company is not in negotiations with
Australon Enterprises Pty and will not enter into any discussions with Australon's management until the Company's lawsuit with Advanced Communications (Australia)Advanced Communications (Australia) and Mr. May is resolved. Australon USA, Inc is inactive and will remain inactive for the foreseeable future.

The Company will account for the future results of operations, if any, of Australon on an equity basis and ANT on a consolidated basis.

The Company is a marketing company whose primary activity is the ownership of the rights to the SpectruCell technology including a License and Distribution Agreement and its investment in Advanced Communications (Australia). The Company expects to generate revenue from the marketing and distribution of Advanced Communications (Australia)'s software defined radio based wireless communication product "SpectruCell". The Company has not generated any meaningful revenue to date.

(B) PRINCIPLES OF CONSOLIDATION
-------------------------------

The accompanying consolidated financial statements include the accounts of the Company and its inactive subsidiaries AGC, Australon and ANT. All significant intercompany transactions and balances have been eliminated in consolidation. The Company accounts for its investment in Advanced Communications (Australia), a non-consolidated affiliate (a 20-50% owned company over which the Company does not exercise control) under the equity method of accounting.

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

(D) FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

The carrying amounts of the Company's accounts payable, accrued liabilities, debentures, and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

(E) MARKETABLE SECURITIES
-------------------------

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized losses, reported as a separate component of stockholders' equity.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

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

There was no current income tax expense for the fiscal years ended June 30, 2002 and 2001 due to net operating losses in both periods. Any deferred tax asset arising from the future benefit of the Company's net operating loss carryforward, of approximately $13,948,000, has been fully reserved.

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

(J) REVENUE RECOGNITION
-----------------------

For the fiscal year ended June 30, 2001, revenue was generally recognized at the time telephone service minutes were used and based on the volume of call service provided to customers and processed by the Company's contractual service providers. The Company recognized no revenue for the fiscal year ended June 30, 2002.

(K) CONCENTRATION OF CREDIT RISK
--------------------------------

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(L) LOSS PER SHARE
------------------

Basic and dilutive net loss per common share is computed based upon the weighted average common shares outstanding.

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

SFAS No. 142 is effective for years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted. The Company intends to adopt the provisions of SFAS 142 in its financial statements for the fiscal year ended June 30, 2002.

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

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

With the exception of the adoption of SFAS No. 142 (See Note 2), the adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 2.     INVESTMENT IN UNCONSOLIDATED AFFILIATE
--------------------------------------------------

In April 2000, the Company acquired 20% of the common stock of Advanced Communications (Australia), an unconsolidated affiliate. The purchase price of the investment amounted to $19,350,000, and was comprised of a note payable for $7,500,000 (See Note 1(A) and Note 6(B)) and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as goodwill.

The Company's 20% interest in Advanced Communications (Australia) was accounted for using the equity method of accounting and was stated at the amortized cost of goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of Advanced Communications (Australia) was adjusted for the amortization of the goodwill, as discussed above. During the year ended June 30, 2001, the Company reduced the carrying value of its unconsolidated equity investment in Advanced Communications to $2,000,000 based on management's evaluation of Advanced Communications (Australia)'s fair market value. This adjustment was required by FASB 121 ("Accounting for Impairment of Long-Lived Assets") and APB 18 ("The Equity Method of Accounting for Investments in Common

Stock"). Such pronouncements require the annual evaluation of long-lived assets for impairment.

Advanced Communications (Australia) had a current period operating loss combined with a history of operating losses due to the fact that Advanced Communications (Australia) has been in development stage activities since inception and has not generated any sales revenue for its products. Advanced Communications
(Australia)'s projections of estimated future cash flows could not be objectively verified because Advanced Communications (Australia) had not completed scheduled field trials of the SpectruCell product, a requisite before sales can be recognized. Based on these factors, management completely wrote-off its investment in Advanced Communications (Australia) and wrote-down its investment in Advanced Communications (Australia)'s goodwill to $2,000,000 based on the fair market value of Advanced Communications (Australia)'s 66% majority ownership interest in Australon Enterprises, Ltd, a publicly traded Australian company.

Amortization was computed on a straight-line basis over fifteen years until June 30, 2001 when the Company re-assessed the life of the goodwill to be 5 years. This change coupled with the write down of goodwill resulted in a reduction of Goodwill amortization on a quarterly basis from $261,542 to $100,000. The amortization of goodwill charged to income for the fiscal years ended June 30, 2002 and June 30, 2001 was $300,000 and $1,046,169, respectively.

Due to litigation by the Australian Tax Office against Advanced Communications (Australia) and Advanced Communications (Australia)'s subsequent filing on or about July 18, 2002 for protection under Australia's insolvency laws by appointing an Independent Administrator to take over its business and affairs (see Note 10(B)(iv)), management has determined that its remaining goodwill investment is impaired pursuant to the provisions of SFAS 142. Accordingly, the Company has written off the balance of its unamortized goodwill of $1,700,000 during the fiscal year ended June 30, 2002.

The components of the Company's investment in its unconsolidated affiliate Advanced Communications (Australia) at June 30, 2002 are as follows:

                                    INVESTMENT         GOODWILL          TOTAL
                                  ---------------    -------------     -------------

At acquisition                    $     3,657,472  $    15,692,528   $   19,350,000

Cumulative Investment loss             (3,657,472)               --      (3,657,472)
Amortization of goodwill                        --      (1,292,664)      (1,292,664)
Impairment of goodwill                          --     (12,399,864)     (12,399,864)
                                  ---------------- ---------------- ----------------

Balance at June 30, 2001          $             --  $    2,000,000   $    2,000,000

Cumulative amortization of
goodwill
  through March 31, 2002                                  (300,000)        (300,000)
Impairment of goodwill                          --      (1,700,000)      (1,700,000)
                                  ----------------  ---------------  ---------------
Balance at June 30, 2002          $             --  $            --  $            --
                                  ================  ===============  ===============


NOTE 3.     REALIZED LOSS ON DECLINE IN MARKETABLE SECURITIES
-------------------------------------------------------------

The Company's marketable securities were comprised of equity securities, all classified as available-for-sale, which were carried at their fair value based upon the quoted market prices of those investments at June 30, 2001 and 2000. Declines in the fair value that are other than temporary result in write-downs of the securities and are included in earnings as realized losses. The Company determined there was a permanent decline in the fair value of these securities and at June 30, 2001 the Company wrote down these securities to their fair value of $0. This resulted in $6,825 being recognized in the statements of operations as a realized loss on decline in marketable securities for the year ended June 30, 2001.


NOTE 4.     PROPERTY AND EQUIPMENT
----------------------------------

                                                      2002        2001
                                                   ----------  ----------
                  Computer and office equipment   $    32,909  $   31,234
                  Less:  Accumulated depreciation    (15,635)    (11,635)
                                                   ----------  ----------
                  Property and equipment - net         17,274      19,599
                                                   ==========  ==========

Depreciation expense for the years ended June 30, 2002 and 2001 was $4,000 and $5,000, respectively.


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

At the request of the Company's Board of Directors, the Compensation Committee conducted a review of the nature of the past services provided by Mr. May to the Company to determine whether a portion of such services are more properly allocable to the Company's unconsolidated Australian affiliate. At the Company's March 26, 2002 Board of Director's meeting, the Board of Directors unanimously approved the recommendation of the Compensation Committee to reduce Mr. May's prior accrued compensation by $394,361 representing services Mr. May performed for Advanced Communications (Australia)Advanced Communications (Australia), leaving a balance of $172,183 at June 30, 2002.


NOTE 6.    NOTES AND LOAN PAYABLE
---------------------------------

(A) NOTE PAYABLE-GRASSLAND
--------------------------

MFI was obligated to pay $150,000 to a company (the "Payee") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due to the Payee. However, a dispute arose as to whether the Payee authorized the issuance of the shares. The Payee filed a suit during December 1997 to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable at June 30, 2000 of $234,507. In June 2000, the parties agreed to settle the matter for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. The Company made a payment of $50,000 by June 30, 2000. The $150,000 remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by the Company. The revised obligation was to be paid by August 14, 2000. The Company defaulted on this revised payment obligation and a judgment against the Company was entered. In October 2000, the Company sold the 75,000 shares of stock realizing $41,802 which it remitted in partial repayment of its outstanding debt. As of June 30, 2001, the Company's remaining balance and accrued interest on this obligation was $118,530. An additional $4,206 of interest was accrued on this note and on October 19, 2001 the Company paid the obligation in full. On October 24, 2001 the Company received notice from the court that the judgment has been satisfied.

(B) NOTE PAYABLE TO ADVANCED COMMUNICATIONS (AUSTRALIA)
-------------------------------------------------------

The Company had a non-interest bearing and unsecured note payable to Advanced Communications (Australia) of $7,500,000 as of April 5, 2000 (See Note 2). The note was payable in three equal monthly installments commencing on May 31, 2000. Under the terms of the Stock Purchase Agreement with Advanced Communications (Australia), the monthly installment payments were extended without interest to allow for the Company , on a best efforts basis, to raise the cash portion of the purchase price through a private or public offering of securities. There are no default or penalty provisions under the terms of the Stock Purchase Agreement. Upon raising funds pursuant to a private or public offering, the Company shall only be obligated to repay Advanced Communications (Australia)'s note with those funds remaining after deduction for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by the Company's Board of Directors.

The following schedule represents payments on such debt by issuance of restricted common stock to either Advanced Communications (Australia) or creditors or employees of Advanced Communications (Australia). Such transactions were recorded at the market price of the stock at date of issuance.

                                     SHARES
                    DATE           OF COMMON STOCK ISSUED       VALUE
           -------------------    -----------------------    -----------
           September 2000                 5,000,000          $ 3,500,000
           October 2000(1)                 460,000             460,000
           June 2001                      1,137,000            567,100
           September 2001                 1,190,000            357,001
                                  -----------------------    -----------
                                          7,787,000          $ 4,884,101
                                  =======================    ===========

(1)   This transaction resulted in a gain on extinguishment of debt of $23,000.


During the fiscal years ended June 30, 2002 and 2001 the Company repaid $25,000 and $247,608 of the obligation in cash, respectively.

Pursuant to the terms of the April 5, 2000 Stock Purchase Agreement between the Company and Advanced Communications (Australia), the Company has elected to reduce its outstanding loan balance by $552,125 for funds previously advanced to Advanced Communications (Australia).

As of June 30, 2002, the balance of the Company's obligation to Advanced Communications (Australia) was $1,791,166. The Company is currently in litigation with Advanced Communications (Australia) regarding the attempt by Mr. May and Advanced Communications (Australia) to lien or transfer the Company's shares in Advanced Communications (Australia) for alleged nonpayment of the Company's obligation (See Note 10 (B)(iv.)).

(C) LOAN PAYABLE TO SHAREHOLDER
-------------------------------

As of June 30, 2002 and 2001, the Company owed Global Communications Technology Pty Ltd., an Australian company wholly-owned by Mr. May, a former officer and director of the Company, $1,055,736 and $796,000 respectfully, for funds advanced to the Company to provide working capital. This loan is non-interest bearing and unsecured, and has no scheduled date for repayment. The Company believes that the loan is not due upon demand. However, since the actual repayment terms are not known with any specificity because the terms are not confirmed in a written document, the loan has been classified as a current liability.

(D) SHORT TERM LOAN PAYABLE
---------------------------

On December 13, 2001 the Company entered into a 90 day $325,000 Promissory Note (the "Note") with Cornell Capital Partners, LP. The Note bore interest at 12% and was secured by a Guaranty and Pledge Agreement executed by three stockholders. The Company realized $269,000 of net proceeds after financing costs and legal fees. The Note was repaid on January 14, 2002 with proceeds from the Company's $1 million Convertible Debenture (See Note 7(B)).


NOTE 7.     CONVERTIBLE DEBENTURES
----------------------------------

(A) AJW PARTNERS, LLC AND NEW MILLENNIUM CAPITAL PARTNERS II, LLC
-----------------------------------------------------------------

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

On April 24, 2002 the Company entered into a Settlement Agreement with the two note holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, the note holders agreed to dismiss their lawsuit and convert their remaining unpaid obligation, inclusive of accrued and unpaid interest, into 8,500,000 shares of the Company's common stock, payable over a 180-day period. On April 24, 2002 and June 4, 2002, the Company issued a total of 2,921,450 and 1,328,550 shares of common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively (See
Note 10(B)) for a total debt reduction of $100,343.

As of June 30,  2002 and June 30,  2001,  $100,407  and  $200,750 of 12% Secured
Convertible Debentures, respectively remain outstanding.

On August 26, 2002, the Company issued its third set of shares to AJW Partners, LLC (1,460,725 shares) and New Millennium Capital Partners II, LLC (664,275 shares). The final delivery of shares is due on or about October 21, 2002.

(B) CORNELL CAPITAL PARTNERS, LP
--------------------------------

In January 2002, the Company issued, in the aggregate, $1 million of 5% Convertible Debentures to Cornell Capital Partners, LP and other investors.

These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to 120% of the closing bid price of the common stock as of the closing date or $.40, whichever is higher, or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At the Company's option, these debentures may be paid in cash at maturity or redeemed at a 20% premium prior to January 2004.

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

The Company accrued $22,917 of interest as of June 30, 2002 on these debentures.

The Company realized $564,000 of net proceeds after financing fees, closing costs and the repayment of the $325,000 ninety-day short-term note (See Note 6(D)).

The Company incurred $80,000 of financing costs associated with the 5% Convertible Debentures that is being amortized over the life of the debentures. Amortization of $16,667 was expensed for the fiscal year ended June 30, 2002.

NOTE 8.     STOCKHOLDERS' DEFICIENCY
------------------------------------

On September 11, 2001, the Company's stockholders authorized a change in the Company's Articles of Incorporation increasing the authorized no par value common shares from 100,000,000 to 200,000,000 and providing for a class of 25,000,000 $.01 par value shares of preferred stock which will have such terms as the Board of Directors shall determine from time to time. A Certificate of Amendment to the Company's Articles of Incorporation incorporating the above changes was filed on September 27, 2001.

(A) PRIVATE PLACEMENT

During the period of December 2000 to August 2001, pursuant to a private placement, the Company issued 4,293,933 shares of common stock and 4,293,933 warrants at $.30 per share. The Company received $1,288,180 from investors, which included $250,000 for stock not yet issued as of June 30, 2001 (which was subsequently issued during the year ended June 30, 2002) and $275,454 for warrants.

For the fiscal years ended June 30, 2002 and June 30, 2001, the Company issued 137,727 and 250,000 shares of common stock, valued at $75,000 and $41,318 respectively, in payment of offering costs incurred. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering.

The fair market value of the warrants, aggregating $110,000 and $275,454 at June 30, 2002 and June 30, 2001, respectively, was estimated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 49.84%, risk-free interest rate 4.22%, expected option life 2 years. At June 30, 2002, no warrants have been exercised.

On February 27, 2002, the Company's Board of Directors approved a resolution to reprice the private placement offering from $.30 per share to $.20 per share. The Board of Directors repriced these shares due the delay in registering the shares sold to investors in such private placement. The Company did not receive any consideration for the repricing of the shares. The repricing resulted in the additional issuance of 2,146,967 of its restricted common stock and warrants to the 23 investors that previously subscribed to the Company's private placement. The exercise price of the underlying warrants will remain at $.30 per share.

(B) EQUITY LINE OF CREDIT FACILITY
----------------------------------

On January 10, 2002, the Company entered into a $30 million Equity Line of Credit facility with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically issue and sell to Cornell Capital Partners, LP shares of common stock for a total purchase of $30 million. The amount of each advance is subject to an aggregate monthly maximum advance amount of $2 million in any 30-day period. Cornell Capital Partners, LP will purchase the shares of common stock for a 9% discount to the lowest closing bid price of the Company's common stock during the 5 trading days after a notice date. In addition, Cornell Capital Partners, LP will retain 3% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $740,000, paid in 2,960,000 shares of common stock. Cornell Capital Partners, LP intends to sell any shares under the Equity Line of Credit at the then prevailing market price. As of June 30, 2002, the Company has not drawn down any funds on this line.

The Company has engaged Westrock Advisors, Inc., a registered broker-dealer, to advise it in connection with the Equity Line of Credit. Westrock Advisors, Inc. was paid a fee of 40,000 shares of the Company's common stock, which was equal to $10,000 at a closing bid of $.25 on January 10, 2002.

For the fiscal year ended June 30, 2002, the Company recorded amortization expense of $187,500 in connection with the $750,000 two year commitment fees and the balance of $562,500 has been recorded as deferred commitment fees and classified as part of stockholders' deficiency (See Note 8(G)).

(C) STOCK ISSUED FOR SERVICES
-----------------------------

During the fiscal year ended June 30, 2001, the Company issued 1,051,491 shares of common stock for services. The stock was valued based on the quoted trading price on the grant dates, which aggregated $328,870.

During the fiscal year ended June 30, 2002, the Company issued 6,334,679 shares of restricted common stock for services valued at $667,634. The stock was valued based on the quoted trading price on the grant dates.

(D) STOCK ISSUED FOR EXTINGUISHMENT OF DEBT
-------------------------------------------

During the fiscal years ended June 30, 2002 and June 30, 2001, the Company issued 6,597,000 and 1,190,000 shares of restricted common stock respectively, to Advanced Communications (Australia), its vendors and employees for the partial extinguishment of debt. The stock was valued based on the quoted trading price on the grant dates, which aggregated $4,545,902 and $357,001 respectively (See Note 6(B)).

(E) STOCK ISSUED TO DIRECTORS
-----------------------------

During the fiscal year ended June 30, 2002, the Company issued 200,000 shares of its restricted common stock having a value of $36,000 to each of its five current Directors for services rendered to the Company as directors during the two-year period ending September 30, 2002. The Company issued a total of 1,000,000 shares in the aggregate having a value of $180,000. The stock was valued based on the quoted trading price of the Company's stock on the date that the shares were granted to the individual directors.

(F) STOCK ISSUED IN SETTLEMENT OF LAWSUIT
-----------------------------------------

During the year ended June 30, 2002, the Company issued 320,000 shares of its restricted common stock having a value of $80,000 to the principals of WORLD IP in full settlement of the WORLD IP rescission lawsuit. The stock was valued based on the quoted trading price of the Company's stock on the date that the shares were granted (See Note 10B).

(G) STOCK ISSUED FOR PLACEMENT FEES
-----------------------------------

During the fiscal year ended June 30, 2002, the Company issued 2,960,000 shares of its restricted common stock having a value of $740,000 to Cornell Capital Partners, LP as a one-time commitment fee in connection with the $30 million Equity Line of Credit Agreement. The stock was priced at the closing bid price of $.25 per share on January 10, 2002. In addition, the Company issued 40,000 shares of its restricted common stock having a value of $10,000 to Westrock Advisors, Inc to advise it in connection with the Equity Line of Credit. The 40,000 shares were also priced at the closing bid price of $.25 on January 10, 2002.

(H) STOCK ISSUED FOR CONVERTIBLE DEBENTURES
-------------------------------------------

During the fiscal years ended June 30, 2002 and June 30, 2001, the Company issued 1,803,545 and 4,250,000 shares of stock to the 12% Convertible Debenture holders in extinguishments of $412,800 and $100,343 of Convertible Debentures respectively (See Note 10B).


NOTE 9.     RELATED PARTIES
---------------------------

(A) GLOBAL COMMUNICATIONS TECHNOLOGY PTY LTD
--------------------------------------------

Global Communications Technology Pty Ltd., a related party, is wholly owned by Mr. May a principal stockholder of the Company (See Note 6(C)).

(B) ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY. LTD.
------------------------------------------------------------

Advanced Communications Technology (Australia) Pty. Ltd., an Australian company, is 70% owned by Mr. May's wholly owned company, Global Communications Technology Pty Ltd. Advanced Communications Technologies (Australia) Pty Ltd placed itself into voluntary administration on or about July 18, 2002 (See Note 10B(iv)).

(C) LEGAL COUNSEL
-----------------

Certain of the Company's legal counsel are stockholders and directors of the Company.

NOTE 10.    COMMITMENTS AND CONTINGENCIES
-----------------------------------------

(A)   LEASE AGREEMENT
---------------------

The Company is a party to a three-year office lease commencing January 1, 2002 and ending December 31, 2004. The monthly rent is $7,634 inclusive of the cost of monthly parking. The minimum lease payment for the remaining life of the lease is $229,020. On August 1, 2002, the Company notified the landlord that it was relocating its office from California to New York. The Company has engaged Grubb & Ellis to find a suitable subtenant to assume all or a portion of the Company's remaining lease obligation.

The Company is a guarantor of Jason Webster's one-year residential lease which expires January 25, 2003. The Guaranty which was executed in January 2002 requires the Company to reimburse the landlord in the event of a default by Jason Webster, the former Director of Corporate Communications of the Company. The rent under the residential lease is $1,600 per month. The Company has not been required to perform under the Guaranty.

(B)    LEGAL MATTERS
--------------------

(I)   NANCY J. NEEDHAM AND EDMUND R. DUPONT LAWSUIT

In Nancy J. Needham; Edmund R. DuPont et al v. Advanced Communications Technologies, Inc., et al, an action filed July 2000 in the Fifteenth Judicial Circuit in the State of Florida, two former officers and directors of the Company are seeking damages and injunctive relief arising out of the Company's refusal to provide legal opinion letters and to take other actions necessary to allow the former officers to convert restricted stock into unrestricted stock under an exemption under Rule 144. The plaintiffs have not specified the amount of damages they are seeking. The Company has filed a counterclaim to rescind all of the Plaintiffs' stock for lack and/or failure of consideration and other damages. In October 2001, the Court denied summary judgment for the Plaintiffs. In July 2002 the court denied the Company's motion to dismiss. The Company believes that it has meritorious defenses to the suit and is vigorously defending the litigation.

(II)  WORLD IP INCORPORATED SETTLEMENT

In Advanced Communications Technologies, Inc., et al v. World IP Incorporated, et al, an action filed in the Fifteenth Judicial Circuit in the State of Florida, the Company sued World IP Incorporated, its subsidiaries and shareholders (collectively, "World") for breach of the terms of a Stock Subscription and Purchase Agreement between the parties dated November 10, 1999. The parties entered into Settlement and Rescission Agreements, pursuant to which all transactions between the parties including the Stock Subscription and Purchase Agreement, the issuance of World stock to the Company and the issuance of 500,000 shares of the Company's stock to World's shareholders were rescinded effective November 10, 1999. Further, World's shareholders were issued 320,000 shares of the Company's stock (See Note 8F) which will be registered pursuant to the Registration Statement currently on file with the Securities Exchange Commission. The lawsuit was dismissed by a Court order dated January 29, 2002.

(III) AJW PARTNERS, LLC AND NEW MILLENNIUM CAPITAL PARTNERS II, LLC

On April 24, 2002, the Company entered into a Settlement Agreement with the two remaining September 1999 Convertible Debenture holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, the Company is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued interest. The Company had the option, until July 23, 2002, to substitute cash in lieu of shares. On closing, the Company issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002 (See Note 7A). On June 4, 2002 the Company issued an additional 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners, II, LLC (See Notes 7(A) and 8
(H)).

(IV) ADVANCED COMMUNICATIONS (AUSTRALIA)) LITIGATION

On December 6, 2001, Mr. Roger May, as Chairman and Chief Executive Officer of Advanced Communications (Australia), sent a letter to the Company demanding full payment of all amounts due under the Stock Purchase Agreement between the Company and Advanced Communications (Australia) (the "STOCK PURCHASE AGREEMENT).

This letter was dated six days after Mr. May was removed by the Board of Directors of the Company from all executive capacities including as President and Chief Executive Officer. Mr. May sent additional demand letters on December 11, 2001, and December 21, 2001. These demand letters threatened to exercise the rights granted to Advanced Communications (Australia) under its constitutional documents, which include exercising Advanced Communications (Australia)'s lien over the shares registered in the name of the Company or declaring that those shares be forfeited. The Company believes that it has fully met its obligation under the Stock Purchase Agreement, which states that payments are only required to be paid to Advanced Communications (Australia) from those funds remaining after deduction of reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries as determined by its Board of Directors. At this time, the Company does not have sufficient funds available to pay to Advanced Communications (Australia). On January 23, 2002, the Company filed suit against Advanced Communications (Australia) and Roger May in the Supreme Court of Victoria at Melbourne, Australia to protect its investment.

On  January  23,  2002,  the Court  issued  an  interim  injunction  effectively enjoining and prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" the Company's stock in Advanced Communications (Australia). The interim injunction was recently extended by the court until a final determination is made at trial. .

On March 15, 2002, Advanced Communications (Australia) issued a press release stating that EntrePort Corporation ("EntrePort"), an AMEX listed company, executed "definitive documents" whereby EntrePort would acquire a minority interest in Advanced Communications (Australia) and Advanced Communications (Australia) would purchase a majority interest in EntrePort. Further, on March 14, 2002, Advanced Communications (Australia) entered into an Acquisition Agreement with EntrePort (the "Acquisition Agreement") which stated that Advanced Communications (Australia) "now plans to locate and establish a base of operations in the United States for the continued development, marketing and distribution of the SpectruCell product in the USA and Canada. Such base of operations will involve the establishment of engineering facilities, research and development, sales, marketing and distribution." The Acquisition Agreement also stated that EntrePort's name would be changed to "Advanced Communications USA, Inc." Mr. May resigned from the Company's Board of Directors one day before entering into the Acquisition Agreement.

The Company believes that the transaction with EntrePort as described in the Acquisition Agreement is inconsistent with the rights granted to it by Advanced Communications (Australia) in the License and Distribution Agreement dated July 5, 2000 pursuant to which the Company received the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. The Company therefore instructed its Australian lawyers to write to Advanced Communications (Australia) requesting an undertaking that it would not appoint EntrePort or any other person to market and distribute the SpectruCell technology in the exclusive territory in breach of the license agreement. Advanced Communications (Australia) refused to provide the undertaking sought by the Company and, accordingly, the Company applied to the Court for an order restraining Advanced Communications (Australia) from breaching the terms of the license agreement. On April 26, 2002, the Court issued an interim order that held that Advanced Communications (Australia), whether by itself or by its officers, employees, agents, attorneys or any of them is restrained from appointing or agreeing to appoint EntrePort Corporation or any other person to distribute, sell, offer to sell or supply the SpectruCell product and its related hardware in the U.S., and North and South Americas without the prior written consent of the Company.

EntrePort was added as a defendant to the proceedings.

On May 7, 2002, the Company received a notice alleging a breach from Advanced Communications (Australia) stating that Advanced Communications had breached its obligation under the License Agreement. In addition, on May 7, 2002, Advanced Communications (Australia) sent a termination notice formally terminating the License Agreement. The Company believes that the notice of breach and the termination notice are without merit and it is taking the necessary legal actions to prevent Advanced Communications (Australia) from terminating its rights under the License Agreement.

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

A dispute also arose between Advanced Communication (Australia) and the Company as to whether the Company's SpectruCell license included military applications as well as commercial applications. Contrary to previous statements and understandings, Advanced Communications (Australia) claimed for the first time in or about March 2002 that military applications were not included under the Company's SpectruCell license, and that these rights were exclusively reserved to Advanced Communications (Australia). A dispute also arose between the parties as to whether the Company's SpectruCell license included marketing rights, in addition to distribution rights. Contrary to previous statement and understandings, Advanced Communications (Australia) claimed for the first time in or about March 2002 that the Company's SpectruCell license did not include marketing rights, and that these rights were exclusively reserved to Advanced Communications (Australia).

The Company disputed these claims and requested the court to expand the existing injunctions against Advanced Communications (Australia) to include marketing rights and military applications of SpectruCell technology in the Exclusive Territory and to continue the existing injunctions in effect until the trial on the case.

The marketing and military applications rights were relevant because the Company had been contacted by a major U.S. defense contractor that was bidding on a large U.S. Army project that involved a SpectruCell-type component that the contractor wanted the Company to provide for the project. The Company was also contacted at this time by another U.S. defense-related company regarding similar products. It was also relevant because it had become apparent that the best way to generate short term revenues for SpectruCell-related products was through military applications which were easier and less expensive to produce than the technically much more sophisticated commercial products being designed for public telephone system use.

The above-mentioned matters were argued before the court at a two-day hearing on May 27 and 28, 2002. The court took the matters under submission. On August 23, 2002, the court issued its ruling in which the judge held that all activity related to SpectruCell in the Exclusive Territory pending the trial, will be carried out by the Company and not Advanced Communications (Australia).

Based on this conclusion, the court issued a comprehensive preliminary injunction granting all the relief sought by the Company. Among other things, the injunction prohibits Advanced Communications (Australia), directly or indirectly, from taking any action in the Exclusive Territory with respect to marketing, distributing, selling or otherwise dealing with the SpectruCell technology (including the military applications thereof), except through and with the prior written consent of the Company.

The court's order also prohibited Advanced Communications (Australia) from licensing, marketing, distributing, selling or otherwise dealing with the SpectruCell technology, including military applications of the product, and from offering to do any of the foregoing, in the Exclusive Territory through any third party without the Company's prior written consent. The court's order also prohibited Advanced Communications (Australia) from entering into a license or sub-license agreement to market, distribute, sell, provide promotional material or otherwise deal with the SpectruCell technology, including military applications thereof, in the Exclusive Territory except to the company or at its request. The court's order also prohibited Advanced Communications (Australia) from granting any license to any third party to use, sub-license or reproduce the product in the Exclusive Territory, except at the request of the Company.

The court's order will remain in effect until the trial on the merits in the case. Simultaneously with making the above-described order, because Advanced Communications (Australia)'s administrator indicated that he had no intention of proceeding with the litigation at this time, the court ordered the proceeding to be taken off the fast-track "Commercial List" and returned to the regular track. According to the Company's Australian counsel, this means that the case will not proceed to trial for well over one year. At the present time the action is stayed because of the administration proceeding in which Advanced Communications (Australia) is involved and the above-mentioned injunctions remain in effect.

(V) STAR MULTICARE SERVICES, INC.

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


NOTE 11.    GOING CONCERN
-------------------------

The Company's consolidated financial statements for the fiscal year ended June 30, 2002, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's net loss of $4,332,693 for the fiscal year ended June 30, 2002, working capital deficiency of $3,252,693 and stockholders' deficiency of $4,940,050, raise substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management anticipates that the issuance of securities will generate sufficient resources for the continuation of the Company's operations (See Note 8B).

Based on the Company's loss from operations, working capital deficiency and stockholders' deficiency, there is doubt regarding its ability to continue as a going concern. Of the $4,332,693 loss incurred during the fiscal year ended June 30, 2002, $3,229,439 was non-cash, a major portion of which was a non-recurring charge for the impairment of a long-lived asset. Cash required by operations amounted to $1,103,254. The Company raised $1,459,206 by issuing stock and debt. Management is of the opinion that funds for the next fiscal year can be obtained by issuing additional stock and debt. Management anticipates that future operations will generate sufficient cash to offset operating expense.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12.    SUBSEQUENT EVENTS
-----------------------------

(A) ACT - AUSTRALIA LITIGATION  (SEE NOTE 10(B)(IV))
----------------------------------------------------

In July 2002, Advanced Communications (Australia) entered into an administrative insolvency proceeding in Australia. As a result of this insolvency proceeding, the Company's stock interest in Advanced Communications (Australia) became worthless. Further, the SpecruCell technology will be transferred by the receiver to an entity owned and controlled by Mr. Roger May. The plan of company arrangement was approved at a meeting held on September 26, 2002. The Company voted against the plan. Shortly after the plan of company arrangement was adopted, Advanced Communications (Australia) filed a motion with the Australian Court to terminate the Court's injunctions against it regarding the interim License Agreement. Advanced Communications (Australia) sent a letter to the Company purportedly terminating the interim License Agreement on the basis that Advanced Communications (Australia) is insolvent, as determined under Australian law, and this insolvency constitutes an irreparable event of default under the interim License Agreement.

On September 7, 2002, a September 7, 2001 Letter of Intent that the Company entered into with ACT-Australia to acquire all of the intellectual property, including the worldwide rights (other than the rights to territories that the Company currently possess) for the licensing and distribution of the SpectruCell product expired.

In October 2002, the Company withdrew from the Australia litigation against Mr. May and Advanced Communications (Australia). The effect of the Company's decision to withdraw from the Australia litigation is that the interim License Agreement has been terminated and the existing injunctions issued by the Australia Court have been lifted.

In November 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company stating that the April 2000 Stock Purchase Agreement is terminated immediately due to Advanced Communications (Australia)'s insolvency. The effect of the Notice of Termination is to cancel the Company's stock interest in Advanced Communications (Australia).

Consistent with the Company's decision to withdraw from the Australia litigation, it has not challenged the termination of the Stock Purchase
Agreement. The Company has written off its entire investment in Advanced Communications (Australia).

(B) CORNELL CAPITAL PARTNERS, LP
--------------------------------

In November 2002, the Company entered into a Securities Purchase Agreement to Cornell Capital Partners, LP whereby it agreed to issue and sell $250,000 of secured convertible debentures. These secured convertible debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 31, 2002. These secured convertible debentures accrue interest at a rate of 10% per year and are convertible at the holder's option. At the Company's option, these debentures may be paid in cash or redeemed at a 20% premium on or before December 15, 2002 and at a 50% premium after December 15, 2002 and prior to November 2004. In connection with the Securities Purchase Agreement, the Company entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby it granted a security interest in all of its assets as security for its obligations under the secured convertible debenture.

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