Form 10KSB/A
period 2001-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-12-09
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         AMENDMENT NO. 2 TO FORM 10-KSB

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                          COMMISSION FILE NO. 000-30486

                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                               65-0738251
                 -------                               ----------
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

                           FORWARD-LOOKING STATEMENTS

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

                    DISCLOSURE REGARDING THIS AMENDMENT NO. 2

      This Amendment No. 2 to the Form 10-KSB for the year ended June 30, 2001 is being filed in response to comments received by the Securities and Exchange Commission. In accordance with those comments, the contents of this filing are effective as of June 30, 2001 and do not necessarily reflect the current state of Advanced Communications' business and results of operations. Interested persons should refer to Advanced Communications' Form 10-KSB for the year ended June 30, 2002 for more current information.

                                     PART I

ITEM 1.  BUSINESS

      Unless the context requires otherwise, "we", "us" or "our" refers to Advanced Communications Technologies, Inc. and subsidiaries on a consolidated basis.

FINANCIAL CONDITION

      We had net losses of $19,732,566 and $5,110,427 during the years ended June 30, 2001 and 2000, respectively. As of June 30, 2001, we had cash of $6,816 and current liabilities of $2,438,535. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2001 and 2000 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BUSINESS DESCRIPTION

      We are a party to a license and distribution agreement for SpectruCell, a wireless software based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals through one base station. The SpectruCell product, which is based on the Software Defined Radio ("SDR") platform, is being developed to allow wireless communication network providers with the ability to not only direct multiple wireless frequencies (AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station but will also provide flexibility for future spectrum upgrades to 3G. The SpectruCell product is being developed by our affiliated entity, Advanced Communications Technologies, Pty (Australia), a development stage company, which we own a 20% interest in. As a minority shareholder in Advanced Communications (Australia), we have no management rights in its daily operations or any control over the development of the SpectruCell product. Our interest in Advanced Communications (Australia) is evidenced by a Stock Purchase Agreement and is reflected by stock ownership records on file with the Australian Securities Investment Commission, an Australian government agency. As of June 30, 2001, Advanced Communications owes Advanced Communications (Australia) $2,173,167 under the terms of the Stock Purchase Agreement. Mr. May, a former officer and director and significant shareholder owns 70% of Advanced Communications (Australia) through Global Communications Technology Pty Ltd., his wholly-owned company. On or about July 18, 2002, Advanced Communications (Australia) filed for voluntary administration (bankruptcy) under Australia's insolvency laws by appointing an independent administrator and receiver to operate and manage its business. Our license and distribution agreement encompasses a territory comprising North, Central, and South America (the "Exclusive Territory") and is for an indefinite period. It grants us the exclusive right to license, market and distribute SpectruCell and other products being developed by Advanced Communications (Australia) throughout the North, Central and South American territories. On May 7, 2002, Advanced Communications (Australia) alleged that we are in default of the license and distribution agreement and issued a notice of termination.

      On May 8, 2002, the Supreme Court of Victoria at Melbourne, Australia granted the Company an interim injunction restraining Advanced Communications (Australia) from acting upon or taking any further steps in reliance upon the notice of breach and termination notice. On May 27, 2002 and May 28, 2002, the court held full hearings on the injunction application, took the matter under advisement and indicated that it would rule on the matter in the near future. On August 23, 2002, the court issued a comprehensive injunction granting all the relief sought by the Company. Among other things, the injunction prohibits Advanced Communications (Australia), directly or indirectly, from taking any action in the Exclusive Territory with respect to marketing, distributing, selling or otherwise dealing with the SpectruCell technology (including the military applications thereof), except through and with the prior written consent of the Company.

      We currently have no other products for licensing and/or distribution other than SpectruCell and other products being developed for sale and/or license by Advanced Communications (Australia). SpectruCell is still under development and has not yet been commercially tested and we are uncertain when it will be field-tested. Moreover, given the litigation between the Company, Mr. May and Advanced Communications (Australia), we have no reliable information on the status of the SpectruCell product, when it will be available, if at all, to military users and be field tested for commercial applications or for that matter, the financial cost of completing its development. Under the terms of our License Agreement, we have limited rights to receive product development information from Advanced Communications (Australia). Because of the current litigation by the company against Mr. May and Advanced Communications (Australia), information about the development of SpectruCell that otherwise might be available to us has been withheld as well as Advanced Communications (Australia)'s ability to finance SpectruCell's completion. Mr. May, as Chairman and Chief Executive Officer of Advanced Communications (Australia) on May 27, 2002 made the following statement under oath in an affidavit submitted to the Supreme Court of Victoria in Melbourne, Australia "It is important from the outset to understand that there was no SpectruCell product in 1999 and today there still is no SpectruCell product as it is clearly still in the development stage and at least 12 to 18 months from the final product stage. No formal sale of the product can be facilitated until the product is in final form".

      While the Company cannot verify the accuracy of Mr. May's sworn affidavit, we believe that based upon discussions with a former executive officer of Advanced Communications (Australia), the military applications of the SpectruCell product may be available for license and distribution in 2003, since these applications are easier and less expensive to produce than the technically more sophisticated commercial products being designed for public telephone system use. Moreover based on our discussions with this former executive officer of Advanced Communications (Australia), we believe that a prototype product has been developed which emulates the partial functionality of a cellular mobile base station. The prototype is capable of supporting a single mobile telephone call in either the GSM or CDMA 1 protocol. We understand that the next stage of development is to connect the call to a fully functional model that will allow development and testing of the interface to a mobile cellular base station. The prototype has been available for continuous testing in Melbourne Australia since the first quarter of 2002 and is only suitable for laboratory testing. Furthermore, prototype software and hardware have been developed to support the SpectruCell prototype of a commercial product. We understand that discussions have been held with a major US based semi conductor supplier pursuant to a strict confidentiality agreement, to evaluate the functionality, availability and timing of hardware that has the potential to support SpectruCell product development. We have no reliable information whether a third party developer has been authorized to develop related software applications. However, as previously described above, because of the litigation with Mr. May and Advanced
Communications (Australia), the Company does not have direct access to the licensor's engineers and product managers to determine with accuracy the degree of product development.

      We expect to generate revenue from the licensing, marketing and distribution of the SpectruCell product, if any when it becomes available to us, under our license agreement. The license agreement gives us the exclusive right to market and distribute SpectruCell in North, Central and South America. The manufacturing of SpectruCell will be arranged by Advanced Communications (Australia). We have not had any meaningful revenues to date. For the year ended June 30, 2001, we had a net loss of $19,732,566 or $.0.22 per share. At June 30, 2001, we had negative working capital of $2,421,719 and an accumulated deficit of $25,515,955.

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

      On July 5, 2000, we entered into an interim License and Distribution Agreement with Advanced Communications Technologies (Australia) Pty Ltd. to help facilitate implementation of the rights we acquired in the 1999 merger with Advanced Communications (Nevada). At that time, we owned a 20% interest and Mr. May indirectly owned a 70% interest in Advanced Communications (Australia). Mr. May is a former officer and director and a significant shareholder of our company. Consistent with the rights to SpectruCell that we acquired in the 1999 merger with Advanced Communications (Nevada), the interim License Agreement confirmed our indefinite, exclusive license to market and distribute in North and South America the SpectruCell technology and certain other technologies to be developed. It was the intention of the parties that upon the SpectruCell technology becoming commercially available, our company and Advanced Communications (Australia) would negotiate royalty payments, in accordance with industry standards on an arms-length basis after the final pricing of the SpectruCell technology was established. The Company's rights to SpectruCell acquired in the April 1999 merger was neither created by nor subject to cancellation under the interim License Agreement.

      We are involved in litigation in Australia with Advanced Communications (Australia) regarding the license. On April 26, 2002, the Supreme Court of Victoria at Melbourne, Australia issued an interim order against Advanced Communications (Australia) and Mr. May in connection with the ongoing litigation between us and Advanced Communications (Australia). The interim order prohibits Advanced Communications (Australia) and Mr. May from violating the terms of the license and distribution agreement. Based on a press release issued by Advanced Communications (Australia), Advanced Communications (Australia) appeared to be seeking to license the SpectruCell technology to another entity in our territory. On May 7, 2002, we received a notice from Advanced Communications (Australia) alleging a breach of the license who also issued a notice of termination to the Company. We believed the allegation was without merit and commenced an action to temporarily enjoin Advanced Communications (Australia) from terminating our rights under the License and Distribution Agreement. On May 8, 2002, the Australian court extended its April 26, 2002 order further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach.

      A dispute also arose between Advanced Communications (Australia) and the Company as to whether the Company's SpectruCell license included military applications as well as commercial applications. Contrary to previous statements and understandings, Advanced Communications (Australia) claimed for the first time on or about March 2002 that military applications were not included under the Company's SpectruCell license, and that these rights were exclusively reserved to Advanced Communications (Australia). A dispute also arose between the parties as to whether the Company's SpectruCell license included marketing rights, in addition to distribution rights. Contrary to previous statement and understandings, Advanced Communications (Australia) claimed for the first time on or about March 2002 that the Company's SpectruCell license did not include marketing rights, and that these rights were exclusively reserved to Advanced Communications (Australia).

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

      The above-mentioned matters were argued before the court at a two day hearing on May 27 and 28, 2002. The court took the matters under submission and on August 23, 2002, issued its ruling in which the judge concluded:

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

      "...THE FIRSTNAMED DEFENDANT [IE., ADVANCED COMMUNICATIONS (AUSTRALIA)], WHETHER BY ITSELF OR BY ITS OFFICERS, EMPLOYEES AGENTS, ATTORNEYS, OR ANY OF THEM OR HOWSOEVER OTHERWISE, BE RESTRAINED FROM ITSELF MARKETING, DISTRIBUTING, SELLING, SUPPLYING, OFFERING TO SELL OR SUPPLY OR OTHERWISE DEALING IN OR WITH THE PRODUCT INCLUDING ANY MILITARY APPLICATIONS OR USES OF THE SPECTRUCELL TECHNOLOGY, IN THE EXCLUSIVE TERRITORY WITHOUT THE PRIOR WRITTEN CONSENT OF [ADVANCED COMMUNICATIONS]."

      The court's order also prohibits Advanced Communications (Australia) from licensing, marketing, distributing, selling or otherwise dealing with the SpectruCell technology, including military applications of the product, and from offering to do any of the foregoing, in the Exclusive Territory through any third party without the Company's prior written consent. The court's order also prohibits Advanced Communications (Australia) from entering into a license or sub-license agreement to market, distribute, sell, provide promotional material or otherwise deal with the SpectruCell technology, including military applications thereof, in the Exclusive Territory except to the company or at its request. The court's order also prohibits Advanced Communications (Australia) from granting any license to any third party to use, sub-license or reproduce the product in the Exclusive Territory, except at the request of the Company.

      The court's order will remain in effect until the trial on the merits in the case. Simultaneously with making the above-described order, because Advanced Communications (Australia)'s administrator indicated that he had no intention of proceeding with the litigation at this time, the court ordered the proceeding to be taken off the fast-track "Commercial List" and returned to the regular track. According to the Company's Australian counsel, this means that the case will not proceed to trial for well over one year. At the present time the action is stayed because of the administration proceeding in which Advanced Communications (Australia) is involved and the above-mentioned injunctions will remain in effect.

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

      On or about July 29, 2002, Global Communications Technologies Pty Ltd ("Global"), a company controlled by Roger May, appointed a receiver/manager ("Receiver") to take control of the assets of Advanced Communications (Australia) under the terms of a security agreement. On or about August 1, 2002, the ATO filed another action in which it joined Global and the Receiver to the first action and sought to have declared invalid Global's security interest in the assets of Advanced Communications (Australia). On or about August 2, 2002, the court made the above-mentioned injunctions applicable to Global and the Receiver.

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

      At  a  meeting  of  the  creditors   held  on  September  26,  2002,   the
administration was continued and the plan of reorganization was approved.

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

      It is uncertain whether (and unlikely that) the Company's stock investment in Advanced Communications (Australia) will have any value following the completion of the administration. This will depend on various factors, including what revenues are generated, if any, by Advanced Communications (Australia) from its assets and what its operating expenses are. It will also depend on the outcome of the pending litigation between the Company and Advanced Communications (Australia) over that stock investment, a portion of the purchase price on which remains unpaid subject to any setoff claims and defenses the Company has thereto. Apart from Advanced Communications (Australia)'s administration and the initiation of the litigation over the Company's investment in Advanced Communications (Australia), the Company has written off the investment in Advanced Communications (Australia).

      The Company is still the exclusive licensee of the SpectruCell technology in North, South and Central America and the court injunctions issued on August 23, 2002 in the litigation between the Company and Advanced Communications (Australia) over SpectruCell are still in effect. These injunctions prohibit Advanced Communications (Australia), directly or indirectly through a third party, from taking any action to market, sell, distribute, etc. the SpectruCell technology (including military applications thereof) in the territory without the Company's consent, pending the outcome of the trial in that litigation.

      The Company believes that the proposed transfer of the SpectruCell technology to SDR would be a material breach of the Company's rights under its License and Distribution Agreement with Advanced Communications (Australia) as well as a violation of the above-mentioned court injunctions against Advanced Communications (Australia) regarding SpectruCell. The Company also believes that Advanced Communications (Australia) has violated the court injunctions relating to SpectruCell and continues to do so, by having prohibited contact with parties in the United States relating to SpectruCell without the consent or involvement of the Company. The Company has recently notified all interested parties of its position in this regard in order to protect those rights.

      Based on the hostile actions of Roger May toward the Company over the past nine months, if Roger May controls the entity that ultimately ends up owing or licensing the SpectruCell technology, the Company anticipates that its rights VIS A VIS SpectruCell will continue to be disregarded and violated. Although the Company intends to use all resources available to it to protect the Company's rights in that regard, as it has during the past nine months, it is not certain that the Company will be successful in doing so.

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

      Our 20% interest in Advanced Communications (Australia) was accounted for using the equity method of accounting and was stated at the amortized cost of goodwill and the equity in undistributed earnings since acquisition. The equity in earnings of Advanced Communications (Australia) was adjusted for the amortization of the goodwill, as discussed above. Amortization was computed on a straight-line basis over fifteen years until June 30, 2001 at which time we reassessed the life of the goodwill to be five years. The amortization of goodwill charged to income for each of the fiscal years ended June 30, 2001 and June 30, 2000 was $1,046,169 and $246,495, respectively.

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

      For the fiscal years ended 2001 and 2000, Advanced Communications (Australia), a development stage company, generated no revenue from SpectruCell sales as such product was still in the development stage. Advanced Communications (Australia) received nominal revenue from interest income with no revenue being generated from operations.

      The components of the investment in Advanced Communications (Australia) at June 30, 2001 are as follows:

                                 INVESTMENT       GOODWILL           TOTAL
                                -------------  --------------   ---------------
      At acquisition            $  3,657,472   $   15,692,528   $   19,350,000
      Cumulative Investment
      loss                        (3,657,472)              --       (3,657,472)
      Amortization of
      goodwill                            --       (1,292,664)      (1,292,664)
      Impairment of goodwill              --      (12,399,864)     (12,399,864)
                                -------------  ---------------  ---------------
      Balance at June 30,
      2001                                --   $    2,000,000   $    2,000,000
                                -------------  ---------------  ---------------

      On July 5, 2000, we entered into a License and Distribution Agreement with Advanced Communications Technologies (Australia) where by we were granted the exclusive right to market and distribute within North, South and Central America the SpectruCell and other technologies to be developed.

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

      In November 2000, we formed Advanced Network Technologies (USA), Inc.'s ("Advanced Network"), a Delaware corporation, owned 70% by us and 30% by Advanced Network Technologies Pty. Ltd., a subsidiary of Advanced Communications (Australia), Advanced Network intended to acquire wireless network infrastructure in North and South America. This infrastructure was intended to help showcase SpectruCell within a working network environment. To date, no acquisitions have been made. Advanced Network is presently inactive and had no revenues or expenses for the fiscal year ended June 30, 2001.

      The Company is a marketing company whose primary activity is the ownership of the SpectruCell License and Distribution Agreement and its investment in Advanced Communications (Australia), a development stage company presently in voluntary administration under Australia's insolvency laws. The Company expects to generate revenue from the marketing and distribution of Advanced Communications (Australia)'s software defined radio based wireless communication product "SpectruCell" through our license and distribution agreement if and when such technology is field tested and brought to market. The Company has not generated any meaningful revenue to date.

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

      Due  to  the  ongoing   litigation   between  the  Company  and   Advanced
Communications (Australia), restrictions on foreign ownership and Advanced Communications (Australia) voluntary administration (bankruptcy) described above, it is highly unlikely that the Company will further pursue the acquisition of Advanced Communications (Australia) intellectual property.

      During the year, we were also involved in two unsuccessful acquisitions. On February 28, 2001, we were the successful bidder to purchase all of the assets of ORBCOMM Global L.P and related debtors. ORBCOMM, a partnership formed by Teleglobe Holding Corp. and Orbital Sciences Corporation, is the owner and operator of 30 low earth orbit satellites, digital satellite communications systems, gateway earth stations, control center facilities and related equipment, and intellectual property and provides asset monitoring, global positioning, communications and other data information services. In September 2000, ORBCOMM filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. On March 9, 2001, the Court entered an Order to approve the sale of substantially all of ORBCOMM's assets to us. The acquisition of the assets was viewed by us as an opportunity to engage in a business that was synergistic to the marketing and deployment of the SpectruCell technology, and to augment Australon Limited's business of providing real time remote smart metering and other Lon-works based services. The assets were to be owned by a newly formed entity wholly owned by our 50% owned U.S. affiliate, Australon USA, Inc. We also entered into a joint venture agreement with another bidder to sell a portion of the new entity's equity in return for a substantial capital commitment. Our joint venture partner, Final Analysis Corporation, subsequently defaulted on its commitment to provide capital to the new entity. Because of the extreme time constraints place by the Court on us to close the transaction, and the substantial capital commitment needed to turn ORBCOMM's business around, our management subsequently determined that it was no longer in our best interest to pursue the purchase of the assets.

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

      The SpectruCell platform, which is still under development, is comprised of a base hardware platform and a software operating system that controls the hardware. The hardware portion of SpectruCell is being developed to use mainly commercial off the shelf components (COTS) with proprietary processing cards developed by Advanced Communications (Australia). The COTS hardware used is industry standard equipment and sourced from manufacturers worldwide. Both the hardware platform and software operating system are in the development stage.

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

      As previously discussed, due to litigation between us and Advanced Communications (Australia) and Roger May, we have not been provided with meaningful and reliable information about the status of the SpectruCell technology and when it will be available, if at all, to military users and field tested for commercial applications. The following discussion about SpectruCell is a general description of the current technology and should be read in this context.

      Advanced Communications (Australia) is developing a wireless communication network technology that will be trademarked and marketed as "SpectruCell". At this time, SpectruCell is not commercially available and is still in the concept and prototype stages of development. SpectruCell will use commercial off the shelf components to the extent that they are available. The SpectruCell conceptual design incorporates new design concepts and approaches to the development of the core components / elements of cellular base station design. Unlike existing communications networks, SpectruCell is being designed to support a wireless network architecture designed to process and transmit numerous communications protocols (AMPS, CDMA, TDMA, GSM, W-CDMA, UMTS, 3G, Voice IP, etc.), as well as wireless Internet applications, all within one network. Advanced Communications (Australia) is, we believe, in the process of developing these software and hardware applications. Accordingly, applications capable of supporting all of these protocols or wireless frequencies do not currently exist. By utilizing the multiple protocol wireless base station, network providers are expected to be able to support substantially all current and future wireless frequencies with the same equipment on the same network through software upgrades.

      We understand that a prototype version of the software suitable to support the laboratory operation of a prototype with restricted functionality has been developed. We understand that Advanced Communications (Australia) plans to have a beta test version of the commercial version of the software available at the end of 2003. While some presales activity may take place during 2003, sales of a commercial product are unlikely before that date. However, custom designed, specialist, non-commercial applications such as military applications may be available by the second quarter, 2003. The current prototype SpectruCell product can only support the CDMA-1 and GSM protocols. We believe that any planned development of future product applications will focus on the development of a product supporting the CDMA 2000 protocol. We have no reliable information when, if ever, the product will be field tested, or by which U.S. based network providers.

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

      We believe that SpectruCell will also have the capacity to dynamically assign channels and spectrum (i.e., call carrying capacity) to the cells requiring it most. In a sense, the cellular operator would possess a so-called "elastic capacity" at cells in the system. Since all voice channels would be centrally located at the switch instead of at the cell/antenna sites, individual voice channels and RF trunks can be distributed as needed to busy cell/antenna sites. Channels would be essentially "borrowed" from surrounding cells and used to support call traffic at the busier sites during call volume peaks. This is a distinct departure from present "honeycomb style" systems where each cellular network is dedicated to a single protocol and each cell has fixed call carrying capacity or bandwidth, that is limited by the number of voice channels installed at each cell site. In essence, the SpectruCell architecture provides a basis for a paradigm shift from the conventional telecommunications central office switching structure for evolving wireless networks.

      For carriers to support multiple protocols such as GSM and CDMA digital mobile phones, current wireless communications technology requires separate cell sites with separate equipment for each protocol carried. We believe that upon implementation, SpectruCell will allow carriers to maintain and utilize their existing networks within a modern network platform that will enable them to support evolving protocols. We also believe that by utilizing the SpectruCell multiple protocol wireless base station, network providers will be able to support current and in all probability future protocols with the same equipment on the same existing networks. Future protocols would be added to the network through software

      SpectruCell can be thought of as a generic hardware running a common operating system allowing for the deployment of applications. As examples MS word, MS Excel etc. are applications running on an operating system independent of the type of hardware. In a SpectruCell sense, the applications are software modules that support cellular protocols (AMPS, GSM, CDMA, WCDMA, UMTS, etc.). SpectruCell is being developed and designed as an open system, with a standard operating platform for an industry dominated by proprietary applications and interfaces.

      Some of the key applications of the SpectruCell Platform are:

      o SpectruCell is being developed and designed as a publishable API (open architecture) so that network operators can write their own interfaces, and it is also software upgradeable so that additional protocols can be added to an existing SpectruCell base station by uploading another software module to the base station.

      o SpectruCell is being developed and designed with a 25mhz front end capable of processing signals anywhere from 400 MHz to 2.9 GHz which covers all proposed 3G frequency ranges. It is also being designed to accept all backbones (wire, fiber, cable, microwave, satellite, etc.) SpectruCell's technology is expected to work in any country of the world using a variety of air interfaces such as GSM, CDMA, CDMA2000, WCDMA & UMTS. Its RF front end flexibility makes it attractive to areas of the world that have cluttered spectrum allocation for cellular systems such as found in the U.S. market.

      o Network operators are expected to be able to install a SpectruCell base station/switch into their existing 2G networks and it will process their existing customer base while at the same time providing an efficient migration path to 2.5G and 3G services with the addition of the appropriate SpectruCell software modules.

      o Several other applications that have been identified for potential deployment upon SpectruCell these include:

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

PATENTS

      We have been told that Advanced Communications (Australia) has filed four patent applications with the Australian patent office under the Patent Cooperation Treaty in connection with the SpectruCell technology and anticipates preparing and filing additional patents. Under this treaty, any patents issued provide patent protection in 111 member countries, including the United States. No patents have been issued to date and we have no assurance that any such patents will be issued in the future. Information regarding patents filed by Advanced Communications (Australia) is included in this filing because our company's success is highly dependent on the technology being developed by Advanced Communications (Australia) and its ability to protect the technology from potential competitors through patents.

SPECTRUCELL MARKETING ADVANTAGES

      We believe that SpectruCell's greatest marketing advantage is its unique flexibility and open system approach to mobile communications. Providers using SpectruCell will have the ability to expand and utilize technological advances as they occur without making their current network infrastructure redundant.

      We believe that using SpectruCell's software based operating system on an existing network provider's base station, will allow the network provider to support the following:

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

      o Increase their current call capacity while still maintaining their existing infrastructure. As the SpectruCell technology is software based, it provides the network operator with the ability to adjust network parameters in real time, as opposed to traditional hardware based technologies whose settings are fixed at the point of manufacture or must be updated manually and individually in the field. By utilizing SpectruCell's software defined radio capabilities, network operators are expected to be able to dynamically assign call carrying capacity between cells. In this instance, a carrier could assign capacity from underutilized cells to resource deficient cells, thereby increasing traffic handling capacity in that particular cell. By allowing the carrier to effectively increase the traffic handling capability of individual network cells, the carrier is expected to be able to address customer demand as and when it occurs. The carrier is also expected to be able to do this with existing infrastructure as SpectruCell has been designed to utilize existing antenna arrays and fiber optic links between cell sites and the central switching office.

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

      The wireless telecommunications infrastructure market is highly competitive. The market for a SpectruCell type product is characterized by rapidly changing technology, evolving industry wireless standards and frequent new product introductions and enhancements. Failure to keep pace with these changes could seriously harm our ability to compete and prospects for our technology once it becomes commercially available. Our ability to compete depends on many factors including the timing of delivery to market the SpectruCell product, its flexibility, price, and reliability.

      Current and potential competitors consist primarily of major domestic and international companies, most of which have longer operating histories; installed customer bases; higher volumes; substantially greater name recognition; and greater financial, technical, manufacturing, marketing, sales and distribution resources. Advanced Communications (Australia) has identified at least one competitor to the SpectruCell technology. This competitor is Airnet Communications Corporation (www.aircom.com). We expect to face increasing competition as other telecommunications companies realize the advantages of SDR and begin devoting more resources to developing SDR base technologies. Many of these companies have substantially greater resources than we do. These companies also have more experience than we do in obtaining governmental approval from the Federal Communications Commission and other agencies.

      We cannot be sure that we will be able to effectively compete with existing wireless network companies or that we will gain acceptance for the SpectruCell system.

SALES AND DISTRIBUTION

      We expect to have  independent  distribution  and sales offices located in
California,   New  York  and  Florida  once  SpectruCell  becomes   commercially
available.

GOVERNMENT REGULATION

      Our  proposed  sale  of  wireless   communications  services  through  the
SpectruCell product may be subject to government regulation. Federal law regulates interstate and international telecommunications, while states have jurisdiction over telecommunications that originate and terminate within the same state. These regulations may require Advanced Communications (Australia) or our company to obtain regulatory approval from the Federal Communications Commission prior to the use of the SpectruCell product. At this time, we cannot estimate how long this process will take to complete or whether these efforts will be successful or how and when Advanced Communications (Australia) will satisfy the FCC, if at all. Moreover, because SpectruCell is not yet developed for the commercial market, it is uncertain what form the product will ultimately take and whether Advanced Communications (Australia), the company or the commercial user will be required to comply with the specific FCC regulations in effect at the time SpectruCell is available for sale to commercial customers. The inability to obtain FCC approval, if required, would prevent us from deploying any wireless applications, which would be detrimental to our proposed business operations. Changes in existing policies or regulations in any state or by the Federal Communications Commission ("FCC") could have a material adverse effect on our financial condition or results of operations. There can be no assurance that the regulatory authorities in one or more states or the FCC will not take action having an adverse effect on our business or financial condition or results of operations.

EMPLOYEES AND CONSULTANTS

      As of September 30, 2001, we have eight full time employees and consultants. None of our employees are covered by any collective bargaining agreement.

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

      On April 24, 2002, Advanced Communications entered into a Settlement Agreement with the two remaining September 1999 Convertible Debenture holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, Advanced Communications is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued interest. On closing, Advanced Communications issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002

      In ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. v. ADVANCED COMMUNICATIONS (AUSTRALIA), On December 6, 2001, Mr. Roger May, as Chairman and Chief Executive Officer of Advanced Communications (Australia), sent a letter to the Company demanding full payment of all amounts due under the Stock Purchase Agreement between the Company and Advanced Communications (Australia) (the "Stock Purchase Agreement). This letter was dated six days after Mr. May was removed by the Board of Directors of the Company from all executive capacities including as President and Chief Executive Officer. Mr. May sent additional demand letters on December 11, 2001, and December 21, 2001. These demand letters threatened to exercise the rights granted to Advanced Communications (Australia) under its constitutional documents, which include exercising Advanced Communications (Australia)'s lien over the shares registered in the name of the Company or declaring that those shares be forfeited. The Company believes that it has fully met its obligation under the Stock Purchase Agreement, which states that payments are only required to be paid to Advanced Communications (Australia) from those funds remaining after deduction of reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries as determined by its Board of Directors. At this time, the Company does not have sufficient funds available to pay to Advanced Communications (Australia). On January 23, 2002, the Company filed suit against Advanced Communications (Australia) and Roger May in the Supreme Court of Victoria at Melbourne, Australia to protect its investment.

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

      A dispute also arose between Advanced Communications (Australia) and the Company as to whether the Company's SpectruCell license included military applications as well as commercial applications. Contrary to previous statements and understandings, Advanced Communications (Australia) claimed for the first time on or about March 2002 that military applications were not included under the Company's SpectruCell license, and that these rights were exclusively reserved to Advanced Communications (Australia). A dispute also arose between the parties as to whether the Company's SpectruCell license included marketing rights, in addition to distribution rights. Contrary to previous statement and understandings, Advanced Communications (Australia) claimed for the first time on or about March 2002 that the Company's SpectruCell license did not include marketing rights, and that these rights were exclusively reserved to ACT Australia.

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

            "...THE FIRSTNAMED DEFENDANT [IE., ACT-AUSTRALIA], WHETHER BY ITSELF OR BY ITS OFFICERS, EMPLOYEES AGENTS, ATTORNEYS, OR ANY OF THEM OR HOWSOEVER OTHERWISE, BE RESTRAINED FROM ITSELF MARKETING, DISTRIBUTING, SELLING, SUPPLYING, OFFERING TO SELL OR SUPPLY OR OTHERWISE DEALING IN OR WITH THE PRODUCT INCLUDING ANY MILITARY APPLICATIONS OR USES OF THE SPECTRUCELL TECHNOLOGY, IN THE EXCLUSIVE TERRITORY WITHOUT THE PRIOR WRITTEN CONSENT OF [ADVANCED COMMUNICATIONS]."

      The court's order also prohibits Advanced Communications (Australia) from licensing, marketing, distributing, selling or otherwise dealing with the SpectruCell technology, including military applications of the product, and from offering to do any of the foregoing, in the Exclusive Territory through any third party without the Company's prior written consent. The court's order also prohibits Advanced Communications (Australia) from entering into a license or sub-license agreement to market, distribute, sell, provide promotional material or otherwise deal with the SpectruCell technology, including military applications thereof, in the Exclusive Territory except to the company or at its request. The court's order also prohibits Advanced Communications (Australia) from granting any license to any third party to use, sub-license or reproduce the product in the Exclusive Territory, except at the request of the Company.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock is currently traded on the National Association of Securities Dealers Automated Quotation System Over the Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of September 30, 2001, there were 97,693,489 common shares outstanding and approximately 345 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of common stock is held in "broker" or "street names".

      The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                 HIGH BID    LOW BID
                                                 --------    -------

                2000
                Quarter Ended September 30,        $ .72      $ .24
                1999
                Quarter Ended December 31, 1999     5.50        .31
                Quarter Ended March 31, 2000        7.19       2.00
                Quarter Ended June 30, 2000         2.62       1.03

                2001
                Quarter Ended September 30,        $1.25      $ .56
                2000
                Quarter Ended December 31, 2000     1.19        .48
                Quarter Ended March 31, 2001        1.03        .45
                Quarter Ended June 30, 2001          .68        .27

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

      In  January  2002,  Advanced  Communications  entered  into  a  Securities
Purchase Agreement with Cornell Capital Partners, Eric Brager, Mary Ellen Misiak, Connie Benesch, Adam Denish, Paul Denish, Dr. Gerald Holland, Sarah Kesselbrenner, David Kesselbrenner, Joseph Kesselbrenner, Louis Kesselbrenner, Roger Mischel, Robert Benson, Kent Chou, Steve Severance, Craig Moss and Meir Levin (collectively, the "Buyers"), where they shall issue and sell to Buyers up to One Million Dollars of convertible debentures Advanced Communications has outstanding convertible debentures with an original principal balance of $1,000,000. These debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.016 (i.e., 80% of the recent price of $0.02), then the holders of the convertible debentures would have received 62,500,000 shares of common stock. These convertible debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At Advanced Communications' option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004. The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded as an interest expense and a component of equity on the issuance date.

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

      On April 19, 2001, 50,000 shares having a value of $32,000 were issued to Sean Repko as a signing bonus.

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

      On June 30, 2000, 32,500 shares having a value of $130,000 were issued to DDInvestor.com, Inc. for consulting services rendered from November 1999 through May 2000.

      On June 30, 2000, 250,000 shares having a value of $281,250 were issued to Levinson and Lichtman, LLP for legal services rendered during the fiscal year ended June 2000.

      On June 13, 2000, 50,000 shares having a value of $65,600 were issued to Danson Partners, LLC as an employment bonus.

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

                                            SHARES OF
                                             COMMON
                                              STOCK
             DATE                            ISSUED               VALUE
             -------------------------       ---------        -----------

             September 2000                  5,000,000        $ 3,500,000
             October 2000(1)                   460,000            460,000
             June 2001                       1,137,000            567,100
             September 2001                  1,190,000            357,001
                                             7,787,000        $ 4,884,101
                                             =========        -----------

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

      On March 24, 2000, 30,000 shares having a value of $87,180 were issued to Jeremy Norton as an employment bonus.

      On March 24, 2000, 40,000 having a value of $116,240 were issued to Julie Huston as an employment settlement.

      On March 13, 2000, 50,000 shares having a value of $7,800 were issued to Michael Finch for past professional services rendered through April 1999.

      On February 14, 2000, 200,000 shares were issued to Richard Cutler for the acquisition of Smart Investment.

      On February 14, 2000, 400,000 shares having a value of $1,600,000 were issued to Richard Cutler for consulting fees in connection with the acquisition of Smart Investment.

      On December 1, 1999, 50,000 shares having a value of $157,800 were issued to Danson Partners, LLC as an employment bonus.

      On November 22, 1999, 50,000 shares having a value of $121,850 were issued to Gary Bryant for financial advisory services rendered.

      On November 10, 1999, 5,000 shares having a value of $3,750 were issued to Wendy Hummel for professional services rendered through June 30, 1999.

      On November 10, 1999, 225,740 shares having a value of $169,305 were issued to Alberto Monteiro for the acquisition of World IP. These shares were subsequently rescinded on December 19, 2000.

      On November 10, 1999, 128,310 shares having a value of $96,233 were issued
to  Edwardo  Acosta  for  the   acquisition  of  World  IP.  These  shares  were
subsequently rescinded on December 19, 2000.

      On November 10, 1999,  25,000 shares having a value of $18,750 were issued
to  Nestor  Briceno  for  the   acquisition  of  World  IP.  These  shares  were
subsequently rescinded on December 19, 2000.

      On November 10, 1999, 11,288 shares having a value of $8,466 were issued to Jesse Fresco for the acquisition of World IP. These shares were subsequently rescinded on December 19, 2000.

      On November 10, 1999, 2,850 shares having a value of $2,138 were issued to Felix Volker for the acquisition of World IP. These shares were subsequently rescinded on December 19, 2000.

      On November 10, 1999, 2,138 shares having a value of $1,604 were issued to Eial Wiznia for the acquisition of World IP. These shares were subsequently rescinded on December 19, 2000.

      On November 10, 1999, 65,670 shares having a value of $49,253 were issued to Visha Yanez for the acquisition of World IP. These shares were subsequently rescinded on December 19, 2000.

      On November 10, 1999, 39,004 shares having a value of $29,253 were issued to Pedro Yanez for the acquisition of World IP. These shares were subsequently rescinded on December 19, 2000.

      On October 27, 1999, 112,500 shares having a value of $49,500 were issued to Levinson and Lichtman, LLP for legal services rendered during fiscal 1999.

      On October 27, 1999, 3,000 shares having a value of $1,200 were issued to Jeffrey Bennett for past professional services.

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

      On September 21, 1999, 62,500 shares having a value of $17,500 were issued to Levinson and Lichtman, LLP past legal services.

      On August 26, 1999, 100,000 shares having a value of $33,000 were issued to James Rennie as an employment bonus.

      On August 26, 1999, 60,000 shares having a value of $19,800 were issued to Wall Street Interview for advertising and promotional services.

      On August 26, 1999, 50,000 shares having a value of $16,500 were issued to Levinson and Lichtman, LLP for past legal services.

      On August 26, 1999, 50,000 shares having a value of $16,500 were issued to Simon Sigalos & Spyredes for past legal services.

      On August 26, 1999, 500,000 shares having a value of $165,000 were issued to Jack Hakoopian for past professional services.

      On August 26, 1999, 15,000 shares having a value of $4,950 were issued to James Stubler for past professional services.

      On August 26, 1999, 15,000 shares having a value of $4,950 were issued to Mark Stevenson for past professional services.

      On August 26, 1999, 50,000 shares having a value of $16,500 were issued to Randy Ownings for past professional services.

      On August 26, 1999, 30,000 shares having a value of $9,900 were issued to Harbor Office Resource for the purchase of office furniture.

      On August 23, 1999, 500,000 shares having a value of $180,000 were issued to Gary Bryant for financial advisory services.

      On August 10, 1999, 62,500 shares having a value of $20,938 were issued to Levinson and Lichtman, LLP for past legal services.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                              FOR THE YEARS ENDED JUNE 30,
                                         --------------------------------------
                                            2001          2000          1999
                                         ----------   -----------   -----------

Revenue                               $      50,000   $             $         --
Cost of Revenue                              57,310             --            --
Gross Profit (Loss)                         (7,310)             --            --
Operating Expenses                        3,334,581      4,635,186       673,274
Operating Profit (Loss)                 (3,341,891)    (4,635,186)     (673,274)
Other (Expense) Income/
  Extraordinary Gain                   (16,390,675)      (475,241)          312
(Loss) Before Income Taxes             (19,732,566)    (5,110,427)     (672,692)
Provision for Income Taxes                       --             --            --
Net (Loss)                            $(19,732,566)   $ (5,110,427  $  (672,692)
Net (Loss) Per Share:
Basic and Diluted                     $       (.22)   $      (.07)  $      (.01)
Pro Forma Weighted Average
 Shares:
Basic and Dilutive                       87,976,428     76,750,291    60,619,676
                                     ==============  ============= =============


                                              FOR THE YEARS ENDED JUNE 30,
                                         --------------------------------------
                                            2001          2001          2001
                                       ------------   ------------  ------------
Cash and Cash Equivalents                     6,816   $     36,979  $     39,270
Working Capital                               6,816         36,979        39,270
Total Assets                              2,041,940     19,714,622       876,723
Total Debt                                4,611,702      9,007,570     1,231,002
(Deficiency)/Equity                     (2,569,762)     10,707,052     (354,279)
                                       ------------   ------------  ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report.

OVERVIEW

      We are a marketing company whose primary focus is the licensing and distribution of a product for the wireless telecommunications industry known as SpectruCell. SpectruCell is being developed by Advanced Communications
Technologies (Australia), a development stage company which we own a 20% interest in and are a party to a License & Distribution Agreement with to license, market and distribute the SpectruCell product to commercial and military customers in the North, South and Central Americas. No sales of SpectruCell have been made by Advanced Communications (Australia) or us. Since inception in April 1999, our efforts have been principally devoted to describing and marketing the to- be developed SpectruCell technology to U.S based customers, building an infrastructure of marketing, technical and administrative support staff to support our future sales and licensing efforts at such time as SpectruCell becomes available to the military and commercial marketplaces and raising capital. Since inception through June 30, 2001, we have sustained cumulative net losses of $25,515,955, including non-cash charges in the amount of $15,971,518 for the write-off of our investment in Advanced Communications (Australia). In addition, a non-cash charge of $126,750 was incurred from the realized loss on the decline in marketable securities. Our losses have resulted primarily from expenditures incurred in connection with costs associated with unsuccessful acquisitions, office infrastructure costs and general and administrative expenses. From inception through June 30, 2001, the cost associated with unsuccessful acquisitions amounted to $961,340 and general and administrative costs amounted to $8,456,347. From inception we have earned $50,000 in revenues from the sale of international wholesale telephone minutes and effective July 1, 2001, we terminated this business.

      Since inception, the Company has had limited resources, has incurred cumulative net operating losses of $25,515,955 and expects to incur additional losses until the SpectruCell product is available for sale to military and commercial customers. We currently do not have any marketing or promotional employees or engineers to market and sell SpectruCell. Moreover, given the litigation between the Company, Mr. May and Advanced Communications (Australia), we have no reliable information on the status of the SpectruCell product and when it will be available, if at all, to military users and be field tested for commercial applications. Under the terms of our License Agreement, we have limited rights to receive product development information from the licensor. Moreover, given Advanced Communications (Australia) precarious financial position and their voluntary administration under Australia's insolvency laws, it is uncertain whether our licensor will remain in business, be able to work out its debts with its creditors and raise the capital necessary to complete the development of the product or alternatively whether the rights to the intellectual property will be sold to a third party. If the rights are sold to a third party, we believe that our rights under our Exclusive License and
Distribution Agreement will remain in place. Our future success and survivability depend on this single product being available for sales to military and commercial customers. In the interim, in order for us to continue operating, we will require additional funding.

      Assuming that the SpectruCell product will be developed and made available to us for sales in our Exclusive Territory, we believe that we will need funds to re-build our marketing and sales team, hire qualified engineers and pay our debts which include $844,205 of accounts payable and accrued expenses, $200,750 of convertible debentures and other obligations of $3,566,747. Our plans with regard to these matters include continuing to minimize the company's infrastructure costs while seeking additional capital through the draw down of our Equity Line of Credit Facility and from other sources until such time as the SpectruCell product becomes available to us for license and distribution to military and commercial customers. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless the company is able to activate its Equity Line of Credit Facility within the near future or seek other sources of capital, management will be unable to continue operating the company.

      To date, we have not generated any revenue from the commercial or military sale of SpectruCell or any products. It is not known when SpectruCell will be available, if at all, for sale to the commercial or military markets. Accordingly, we can expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

      On September 7, 2002, the Letter of Intent between the Company and Advanced Communications (Australia) expired. The Letter of Intent which was for a one-year period, gave us the right to acquire all of the intellectual property, including the worldwide rights (other than the rights to territories that we currently possess) for the licensing and distribution of the SpectruCell product (the "IP Rights"). The Letter of Intent included various conditions precedent to the transfer of the IP Rights including, but not limited to, the raising of $80 million in the U.S capital markets, appropriate U.S and Australian government regulatory approvals, approval of both Board of Directors and shareholders, appropriate financial, technical and legal due diligence and definitive agreements.

      Due to the ongoing litigation, restrictions on foreign ownership and Advanced Communications (Australia) voluntary administration (bankruptcy), it is highly unlikely that the Company will further pursue the acquisition of Advanced Communications (Australia) intellectual property.

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

      SFAS No. 142 is effective for years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted. The Company expects to adopt the provisions of SFAS 142 in its financial statements for the fiscal year ended June 30, 2002.

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

      With the exception of the adoption of SFAS No. 142, the future adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

      The following summarizes our operations for both fiscal years:

                                                  FOR THE YEARS ENDED JUNE 30,
                                                 ------------------------------
                                                       2001         2000
                                                 -------------   --------------

Consolidated Statement of
  Operations Data:
Revenue                                           $     50,000             --
Cost of Revenue                                         57,310             --
                                                 -------------   --------------

Gross Profit (Loss)                                    (7,310)             --
Selling, General and
Administrative Expenses                              2,283,412      4,384,691
                                                 -------------   --------------

Operating Profit (Loss)                            (2,290,722)    (4,384,691)
Loss from Investment Writedown                     (3,571,654)       (85,818)
Loss from Impairment of Goodwill                  (12,399,864)             --
Total Other (Expense) Income                         (422,157)      (666,491)
Extraordinary Gain                                      23,000        277,068
                                                 -------------   --------------

(Loss) before Depreciation and
  Amortization                                    (18,681,397)    (4,859,932)
Depreciation and Amortization                      (1,051,169)      (250,495)
                                                 -------------   --------------

Net Income (Loss)                                 (19,732,566)    (5,110,427)
Earnings (Loss) per share                               $(.22)         $(.07)

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

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW

      Since our inception, we have financed our operations through the private sales of common stock and convertible debentures and from unsecured loans from an entity controlled by Mr. Roger May, a former officer and director of our company and a significant shareholder. As of June 30, 2001, we have raised approximately $2,900,000 before offering costs through the sale of these securities and have borrowed $796,000 from an entity wholly owned by Mr. May. These loans are non-interest bearing, are unsecured, and have no fixed date for repayment. Advanced Communications does not believe that the loans are due upon demand. However, the actual repayment terms are not known with any specificity since the terms are not contained in a written document. At June 30, 2001, our principal source of liquidity was $6,816 of cash and cash equivalents and we have no credit facilities in place. On January 10, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain a fee of 3% of each advance under the Equity Line of Credit as a fee. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. Our Equity Line of Credit is not yet effective and the company has not drawn down any funds from this facility. Except for the Equity Line of Credit, we have no commitments for capital.

      We anticipate that our cash needs over the next 12 months consist of general working capital needs of $1,200,000 plus the repayment of outstanding current indebtedness of $2,438,535. These obligations include outstanding convertible debentures in the amount of $200,750, a note payable to Grassland Capital in the amount of $118,530, accounts payable and accrued expenses in the amount of $844,205, accrued compensation of $479,050 and an unsecured, non-interest-bearing loan payable to an entity wholly-owned by Roger May, a former officer and director and a significant shareholder in the amount of $796,000. In addition, we have a note payable to Advanced Communications (Australia) in the amount of $2,173,167 at June 30, 2001 that is the subject of a pending lawsuit by us against Roger May and Advanced Communications Technologies, Pty (Australia). As of June 30, 2001, we had a working capital deficiency of $2,421,719. We anticipate that our cash needs over the next 12 months will come primarily from the sale of securities or loans, including the Equity Line of Credit.

      As discussed above, Advanced Communications has total liabilities of $4,611,702 as of June 30, 2001. Included in that total are contractual obligations of $3,336,652. These contractual obligations, along with the dates in which such payments are due, are described below:

================================================================================
                                      PAYMENTS DUE BY PERIOD
                          ======================================================
CONTRACTUAL OBLIGATIONS                  1 YR       2-3      4-5         AFTER
                             TOTAL       OR LESS    YEARS    YEARS       5 YEARS
================================================================================
Notes Payable             $2,291,697   $  118,530     --   $2,173,167*        --
================================================================================
Convertible Debentures       200,750      200,750     --            --        --
================================================================================
Accounts Payable &
Accrued Expenses             844,205      844,205     --            --        --
================================================================================
Total Contractual Cash
Obligations               $3,336,652   $1,163,485     --  $2,173,167 *        --
================================================================================

      * The Company has no fixed date for repayment of this obligation. This obligation is only to be repaid after the Company raises sufficient capital to repay the obligation, but only after deducting reserves for current operations, working capital and the expansion of its operations.

      Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experience net operating losses and negative cash flows since inception and, as of June 30, 2001, we had an accumulated deficit of $25,515,955. Cash used in operations for the years ended June 30, 2001 and 2000 was $ $1,479,999 and $777,526, respectively. At June 30, 2001, our only source of liquidity was $6,816 of cash. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Unless we are able to raise additional capital through the issuance of stock or convertible debentures or commence drawing down on our Equity Line of Credit once it is declared effective by the SEC, we will be unable to continue our operations. Because we believe that the SpectruCell product will not be available for sale to the military market until 2003 (and the commercial market beyond 2003), we will have no source of revenue until then. Consequently, unless we are able to raise additional capital through our Equity Line of Credit or from other sources, we will be unable to continue as a going concern. Considering the depressed state of the private and public capital markets, we believe that our only reasonable chance of raising additional capital is through our Equity Line of Credit with Cornell Capital Partners, L.P., once and if it is declared effective.

      Our future results of operations involve a significant number of risks and uncertainties. The worldwide market for telecommunications products such as those that are under development by Advanced Communications (Australia) has seen a dramatic reduction in capital spending in 2001 and the first six months of 2002 as compared to the late 1990's and 2000. It is uncertain as to when or whether market conditions will improve. Moreover, given Advanced Communications (Australia) precarious financial position and their voluntary administration under Australia's insolvency laws, it is uncertain whether our licensor will remain in business, be able to work out its debts with its creditors and raise the capital necessary to complete the development of the product or alternatively whether the rights to the intellectual property will be sold to a third party. If the rights are sold to a third party, we believe that our rights under our Exclusive License and Distribution Agreement will remain in place. Our future success and survivability depend on this single product being available for sales to military and commercial customers. In order for us to continue operating in the interim, we will require additional funding.

      If we are unable to obtain additional funding through our Equity Line of Credit facility until such time as the SpectruCell product is ready to be sold within our exclusive markets, then the failure to obtain this funding will have a material adverse effect on our business and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy our creditors in full. Accordingly, should we be forced to file for bankruptcy protection, there is no assurance that our stockholders would receive any value.

NET CASH USED IN OPERATING ACTIVITIES

      Net cash used in operating activities was $1,479,999 and $777,526 in the fiscal years ended June 30, 2001 and 2000, respectively. The use of cash by operating activities was principally the result of net losses during both reporting.

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES

      We used net cash of $247,608 and $242,125 during the fiscal years ended June 30, 2001 and 2000, respectively, for the repayment of our loan payable to Advanced Communications (Australia). As of June 30, 2001, the balance outstanding to Advanced Communications (Australia) on the loan payable is $2,173,167. During the fiscal years ended June 30, 2001 and 2000, we used $8,411 and $6,335, respectively, to purchase office equipment and furniture.

NET CASH PROVIDED BY FINANCING ACTIVITIES

      Net cash provided by financing activities for the year ended June 30, 2000 was $1,013,050 and was due to the receipt of $488,050 of net proceeds received from the sale of 12% secured convertible debentures in September 1999, $273,500 received from the private placement of equity securities that commenced April 1999 and ended July 1999 and $251,500 of net loan proceeds received from Global Communications Technologies, Pty, an entity wholly owned by Roger May, a former officer and director of the company.

      Net cash provided by financing activities for the fiscal year ended June 30, 2001 was $1,712,680 and was due to the receipt of $1,168,180 of proceeds from the sale of equity securities pursuant to the Company's private placement that commenced in December 2000 and ended August 2001. In addition, the Company received $544,500 of net loan proceeds from Global Communications Technologies, Pty, an entity wholly owned by Roger May, a former officer and director of the Company.

CAPITAL RESOURCES

      On January 10, 2002, we executed various financing agreements with Cornell Capital Partners, LP whereby Cornell and certain other investors purchased from us $1 million of two-year Convertible Debentures and Cornell entered into a $30 million Equity Line of Credit. Pursuant to the Convertible Debenture financing, we received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety-day note. The debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.0128 (i.e., 80% of the recent price of $0.016), then the holders of the convertible debentures would have received 78,125,000 shares of common stock leaving no stock available to be issued under the Equity Line of Credit. These convertible debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004. The issuance of shares upon conversion of the Debentures or pursuant to the Equity Line of Credit will have a dilutive impact on our existing stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue upon conversion of the debentures or under the Equity Line of Credit. If our stock price were lower, then our existing stockholders would experience greater dilution. The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded as an interest expense for the fiscal year ended June 30, 2002 and a component of equity on the issuance date.

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

      Between October and December 2000, AJW Partners, LLC and New Millennium Capital Partners II, LLC elected to convert $262,800 of their September 30, 1999 12% Convertible Debentures into 860,378 shares of Advanced Communications' restricted common stock. The Company is in default of its remaining obligations to AJW Partners, LLC and New Millennium Capital Partners II, LLC and on April 24, 2002 entered into a Settlement Agreement. Under the terms of the Settlement Agreement, the Company is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued interest. The Company had the option, until July 23, 2002, to substitute cash in lieu of shares. On closing, the Company issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002 . On June 4, 2002 the Company issued an additional 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners, II, LLC. On both August 22, 2002 and September 24, 2002 we issued 1,460,725 and 664,275 shares of common stock each to AJW Partners, LLC and New Millennium Capital Partners II, LLC respectively, in full satisfaction of the September 30, 1999 12% Convertible Debentures.

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

      The Company's predecessor, MFI was obligated to pay $150,000 to Grassland Capital Group (the "Payee") pursuant to a convertible promissory note. During December 1997, MFI issued 75,000 of its common shares to settle the amounts due to the Payee. However, a dispute arose as to whether the Payee authorized the issuance of the shares. The Payee filed a suit during December 1997 to enforce the convertible promissory note. Total interest payable was $84,507 as of June 30, 2000 resulting in the total principal and accrued interest payable at June

30, 2000 of $234,507. In June 2000, the parties agreed to settle the matter for a payment of $200,000. This resulted in a gain on extinguishment of debt in the amount of $34,507. Advanced Communications made a payment of $50,000 by June 30, 2000. The $150,000 remainder was to be paid with proceeds from the 75,000 shares of stock and any remaining balance to be paid by Advanced Communications. The revised obligation was to be paid by August 14, 2000. Advanced Communications defaulted on this revised payment obligation and a judgment against Advanced Communications was entered. In October 2000, Advanced Communications sold the 75,000 shares of stock in the open market on behalf of the Payee realizing $41,802, which it remitted in partial repayment of its outstanding debt. As of June 30, 2001, Advanced Communications' remaining balance and accrued interest on this obligation was $118,530. An additional $4,206 of interest was accrued on this note and on October 19, 2001 Advanced Communications paid the obligation in full. On October 24, 2001 Advanced Communications received notice from the court that its judgment has been satisfied.

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

      We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. Assuming we issued the maximum number of shares of common stock being registered at a recent price of $0.016 per share, we would issue 70,000,000 shares of common stock to Cornell Capital Partners, L.P. for gross proceeds of $1,120,000 (or $1,086,400 after deducting the 3% to be retained by Cornell), or $28,880,000 less than is available under the Equity Line of Credit. These shares would represent 38% of our outstanding common stock upon issuance. We are registering 70,000,000 shares of common stock for the sale under the Equity Line of Credit and the conversion of debentures. Accordingly, we would need to register additional shares of common stock in order to fully utilize the $30.0 million available under the Equity Line of Credit at the current price of $0.016 per share. In addition, we would be required to obtain the approval of our shareholders to increase the number of authorized shares of common stock. Pursuant to our Articles of Incorporation, we are authorized to issue up to 200,000,000 shares of common stock. At a recent price of $0.016 per share, we would be required to issue 1,875,000,000 shares of common stock in order to fully utilize the $30.0 million available. We would be required to obtain a vote of at least a majority of the outstanding shares in order to increase our authorized shares of common stock for this purpose. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

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

         Purchase            $0.0040       $0.0080      $0.0120       $0.0160
         Price:

         No. of
         Shares(1):       70,000,000    70,000,000   70,000,000    70,000,000

         Total
         Outstanding(2): 186,227,622   186,227,622  186,227,622   186,227,622

         Percent
         Outstanding(3):       37.6%         37.6%        37.6%         37.6%

         Maximum
         Proceeds(4):       $280,000      $560,000     $840,000    $1,120,000

______________________

(1) Represents the maximum number of shares of common stock being registered under the Equity Line of Credit.

(2) Represents the total number of shares of common stock outstanding as of September 15, 2002, plus the shares to be issued to Cornell Capital Partners, L.P. under the Equity Line of Credit.

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

RISKS RELATED TO OUR BUSINESS

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. In the fiscal years ended June 30, 2001 and 2000, we had a net loss of ($19,732,566) and ($5,110,427) or ($0.22) and
($.07) per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2001 and 2000 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2001 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

      We had a working capital deficit of $2,421,719 as of June 30, 2001, which means that our current liabilities exceeded our current assets by $2,421,719. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2001 were not sufficient to satisfy all of our current liabilities on that date.

      OUR FUTURE DEPENDS UPON THE MARKET ACCEPTANCE OF A SINGLE PRODUCT

      We intend to market and distribute a single product called SpectruCell. To date, we have not had any revenue from the sale of this product. Our success is completely dependent on the telecommunication industry's acceptance of this product, in such quantities that we can generate sufficient revenues and cash flow to finance our operations. We may need to overcome substantial hurdles to obtain such market acceptance, including convincing the telecommunication industry of the necessity of such product and encouraging companies and other entities to offer incentives to use our product. No assurances can be given that the market will accept our product.

      The inability of Advanced Communications (Australia) to complete the development of our proposed product and prove its features and functionality will jeopardize our ability to continue operations.

      Our  proposed  product  is  under  development  and  is  not  commercially available. The features and functionality of our proposed product is commercially unproven. The success of Advanced Communications is dependent upon the ability of Advanced Communications (Australia) to successfully complete the development, and to prove the features and functionality of our product. The inability to timely complete such development or to prove to potential customers our product's features and functionality, such that we can generate sales, will jeopardize our ability to continue operations. Such testing and functionality is outside our control and we are dependent on Advanced Communications (Australia)'s efforts to complete these tasks.

      OUR FUTURE DEPENDS UPON THE FINANCIAL STABILITY OF ADVANCED COMMUNICATIONS (AUSTRALIA)

      We are dependent upon Advanced Communications (Australia) completing the development and testing of SpectruCell. Advanced Communications (Australia), a development stage company with no sales is presently insolvent and filed for voluntary administration on July 18, 2002 under the insolvency laws of Australia. If Advanced Communications (Australia) does not successfully reorganize its obligations and raise sufficient capital to complete the development of SpectruCell, we will have no product to generate sales from and our ability to continue operating will be in significant jeopardy.

      THE PRICE OF OUR COMMON STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      Prior to this offering there has been a limited public market for our common stock and there can be no assurance that an active trading market will develop. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

      FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

      Sales of our common stock in the public market following this offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 97,693,489 shares of common stock outstanding as of September 30, 2001 32,240,998 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The remaining 65,452,491 shares of common stock held by existing stockholders are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

      In addition, we have issued warrants to purchase up to 6,440,900 shares of common stock and debentures convertible into 10,000,000 shares of common stock (assuming a conversion price of $0.10 per share).

      EXISTING STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM THE SALE OF SHARES UNDER THE EQUITY LINE OF CREDIT

      The sale of shares pursuant to the Equity Line of Credit will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, for a given advance, we will need to issue a greater number of shares of common stock under the Equity Line of Credit as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution.

      THE INVESTOR UNDER THE EQUITY LINE OF CREDIT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK

      The common stock to be issued under the Equity Line of Credit will be issued at a 9% discount to the lowest closing bid price for the 5 days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

      THE SELLING STOCKHOLDERS INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE PUBLIC MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE

      The selling stockholders intend to sell the shares of common stock being registered in this offering in the public market. Such sales may cause our stock price to decline.

      THE SALE OF OUR STOCK UNDER OUR EQUITY LINE OF CREDIT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FURTHER DECLINE OF OUR STOCK PRICE

      The significant downward pressure on the price of our common stock caused by the sale of significant amounts of common stock under the Equity Line of Credit could encourage short sales by third parties. Such an event could place further downward pressure on the price of our common stock.

      OUR COMMON STOCK HAS BEEN RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP

      Before this offering our common stock has traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained after this offering.

      THE PRICE YOU PAY IN THIS OFFERING WILL FLUCTUATE AND MAY BE HIGHER OR LOWER THAN THE PRICES PAID BY OTHER PEOPLE PARTICIPATING IN THIS OFFERING

      The price in this offering will fluctuate based on the prevailing market price of the common stock on the Over-the-Counter Bulletin Board. Accordingly, the price you pay in this offering may be higher or lower than the prices paid by other people participating in this offering.

ACQUISITIONS

      None.

SUBSEQUENT EVENTS

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

      Our current directors and officers are as follows:

      NAME AND ADDRESS                   AGE          POSITION
      ------------------------------   -------        --------------------------
      Wayne I. Danson                     48          President, Chief Financial
      420 Lexington Ave.                              Officer and Director
      New York, NY 10170

      Jonathan J. Lichtman                49          Director
      120 Palmetto Park Road
      Boca Raton, FL 33432

      Dr. Michael Finch                   53          Director
      37 Walnut Street
      Wellesley, MA 02481

      Randall Prouty                      49          Chairman of the Board of
      420 Lexington Avenue                            Directors and Director
      New York, NY  10170

      Wilbank J. Roche                    50          Director
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

      WAYNE I. DANSON, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Danson has served as Advanced Communications' Chief Financial Officer since December 1, 1999, and President since April 30, 2002, and was appointed a Director on January 3, 2000. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC from August 1996 to April 1999 Mr. Danson was co-head of and Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to joining PricewaterhouseCoopers, from 1988 through 1995 Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

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

      RANDALL PROUTY, CHAIRMAN OF THE BOARD OF DIRECTORS AND DIRECTOR. Mr. Prouty, a co-founder of Advanced Communications and Director since March 10, 1997 and was appointed Chairman of the Board on November 30, 2001. Since May 1999, Mr. Prouty has been the President and CEO of World Associates, Inc., a publicly traded development stage company. He is also the sole owner of Bristol Capital, Inc. (successor to Bristol Realty Corp.) from 1984 to present, a firm active in consulting and business development work for companies seeking access to capital markets, and through which he is incubating other e-business ventures. Mr. Prouty is a licensed real estate and mortgage broker in the State of Florida.

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

      Our former directors and officers are as follows:

      ROGER T. MAY. Mr. May, was the former Chief Executive Officer, Chairman of the Board and Director of the Company, from March 10, 1997 until his removal as Chief Executive Officer and Chairman of the Board of the Directors, effective November 30, 2001. On March 14, 2002, Mr. May resigned as a Director. He is currently the Chief Executive Officer and Chairman of the Board of Advanced Communications (Australia). In 1991 he founded the nationwide central reservation system known as Independent Reservation Services Ltd. ("IRSL"). In 1997 Mr. May negotiated the sale of IRSL to a Florida public company, Teleservices International Group. In 1987, Mr. May began his focus on telecommunications, first establishing nationwide distribution networks for a private network and then marketing discounted telecommunications products and associated services to the hospitality industry. He established successful joint ventures with Cable & Wireless, and relationships with Rochester Telephone, Bell Atlantic, Frontier Communications and others. Mr. May moved to Los Angeles from Australia in 1980 to capitalize on export incentive allowances offered by the Australian government. He began operating a wool exporting company and then purchased a franchise for International Business Exchange, Inc., a barter exchange company. Mr. May began his marketing career in Australia in 1969, where he was a General Manager for Australia's largest General Motors dealership.

      ALLEN ROBERTS. Mr. Roberts was a former Director of the Company, from July 10, 2001 until his resignation on March 14, 2002. Mr. Roberts is currently the President and Chief Executive Officer of Australon Enterprises Pty Ltd, a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of Advanced Communications (Australia). He was formerly Vice President-Mergers & Acquisitions for Advanced Communications (Australia) where he was responsible for and directly involved in the Gawler Gold, Data Link Technologies Pty, LTD, Victoria Communications and Simoco Australia Pty Ltd acquisitions. Prior to this, Mr. Roberts was the sole shareholder of an Australian based financial consulting company specializing in mergers, acquisitions and capital markets activities. Previously, he was Head of Credit for the Bank of Melbourne where he reported to the Managing Director and the Bank's Board of Directors.

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

                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                       ------------------------------------------------   -----------------------------------
                                                                                   AWARDS         PAYOUTS
                                                                          --------------------  -------------
                                                              OTHER       RESTRICTED    OPTION
                                                             ANNUAL         STOCK          S/     LTIP     ALL OTHER
NAME AND                          SALARY        BONUS     COMPENSATION     AWARD(S)       SARS   PAYOUTS  COMPENSATION
PRINCIPAL POSITION      YEAR       ($)           ($)           ($)           ($)         (#)       ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Roger May, CEO          2001   $197,500(1)    $50,000(1)          --             --        --       --           --

CEO                     2000   $120,000(1)         --             --             --        --       --           --

Wayne I. Danson,        2001   $235,931(2)         --             --      $167,500(2)      --       --           --

CFO                     2000   $ 50,000(3)         --             --      $223,400(4)      --       --           --

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

      Effective July 1, 2000, Advanced Communications and Mr. May, our former Chief Executive Officer, entered into an oral employment agreement that entitled Mr. May to receive $15,000 per month and a bonus of $50,000. Effective December 1, 2000, Mr. May's compensation increased to $17,500 per month. As of June 30, 2001, the Company owed Mr. May $479,050 in accrued compensation. On November 30, 2001, Mr. May was terminated as Advanced Communications' Chief Executive Officer. The Compensation Committee of the Board of Directors reviewed the nature and extent of Mr. May's past services to Advanced Communications to determine how much of Mr. May's prior services are more properly allocable to Advanced Communications (Australia). At Advanced Communications' March 26, 2002 Board of Director's meeting, the Board of Directors unanimously approved the recommendation of the Compensation Committee to reduce Mr. May's prior accrued compensation by $394,361 representing services Mr. May performed for Advanced Communications (Australia), leaving a balance of $172,183 at June 30, 2002.

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

                                        NUMBER OF
                                          SHARES             PERCENTAGE
                                       BENEFICIALLY           OF SHARES
                                          OWNED              OUTSTANDING
                                     ------------------     -------------
     Roger May                       24,482,000  (1)(2)         25.1%
     Nancy Needham                    7,168,454  (3)*           7.34%
     E.R. DuPont                      2,751,335  (4)*            2.8%
     Wayne Danson                       974,316  (5)             1.0%
     Jonathan J. Lichtman             1,047,500  (6)             1.1%
     Dr. Michael Finch                  100,000  **
     Randall Prouty                     774,500  **
     Wilbank J. Roche                    50,000  **
     Allen Roberts                      100,000  (7)**
     All Officers and Directors
     as a Group                      27,528,316                 28.2%

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

      On January 10, 2002, executed various financing agreements with Cornell Capital Partners, LP, a New Jersey-based hedge fund, whereby Cornell and certain other investors purchased from Advanced Communications $1 million of two-year Convertible Debentures and Cornell provided a $30 million structured equity facility. Pursuant to the Convertible Debenture financing, Advanced Communications received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety-day note. Under the terms of the $30 million structured equity facility, Advanced Communications has the right to require Cornell to make monthly purchases of up to $2 million of Advanced Communications' stock on a discounted basis. Advanced Communications issued 2,960,000 shares of common stock with a market value of $740,000 as a commitment fee as part of this transaction.

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

      On January 23, 2002, Advanced Communications filed suit against Advanced Communications (Australia) and Roger May in the Supreme Court at Melbourne,
Victoria, Australia, and on that date the court issued an interim injunction order effectively enjoining and prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" the Company's stock in Advanced Communications (Australia). The interim injunction was extended, although the court order had already been extended twice, it was again extended on April 26, 2002 by the court on February 20, 2002, until a final determination is made at trial. ACT-Australia declined to contest the court orders sought by Advanced Communications. ACT-Australia filed its Answer to the suit and the parties are currently conducting discovery of material documents. On May 7, 2002, Advanced Communications received a notice alleging a breach from Advanced Communications (Australia) stating that Advanced Communications had breached its obligation under the License Agreement. In addition, on May 7, 2002, Advanced Communications (Australia) sent a termination notice formally terminating the License Agreement. Advanced Communications believes that the notice of breach and the termination notice are without merit and it has taken the necessary legal actions to prevent Advanced Communications (Australia) from terminating its rights under the License Agreement. On May 8, 2002, the court extended its April 26, 2002 order further restraining Advanced Communications (Australia) from "acting upon or taking any further steps in reliance upon" the notice of breach and termination notice. On May 27, 2002 and May 28, 2002 the court held full hearings on the injunction application, took the matter under advisement and indicated that it would rule on the matter in the near future. On August 23, 2002, the court issued a comprehensive preliminary injunction granting all the relief sought by the Company. Among other things, the injunction prohibits Advanced Communications (Australia), directly or indirectly, from taking any action in the Exclusive Territory with respect to marketing, distributing, selling or otherwise dealing with the SpectruCell technology (including the military applications thereof), except through and with the prior written consent of the Company. In addition, the ruling granted the Company a preliminary injunction until trial prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" Advanced Communications' stock in Advanced Communications (Australia).

      Through a family trust established in Australia, Mr. May, an officer and director of the company until November 30, 2001 and March 14, 2002 respectively and a principal shareholder of our company, indirectly owns a 70% majority interest in Advanced Communications (Australia). We own 20% of the common stock of Advanced Communications (Australia). Advanced Communications (Australia) filed for protection under Australia's insolvency law on July 18, 2002 and appointment an independent administrator and receiver to manage and operate its business. Our interest in Advanced Communications (Australia) is evidenced by a Stock Purchase Agreement and is reflected by stock ownership records on file with the Australian Securities Investment Commission, an Australian government agency.

      As of  June  30,  2001  and  2000,  Advanced  Communications  owed  Global
Communications Technologies Pty Ltd, a wholly-owned entity of Roger May, a former officer and director of the Company and a significant shareholder,
$796,000 and $251,500 respectively, for funds advanced to Advanced Communications to provide working capital and for the repayment of certain of Advanced Communications' obligations. This loan is non-interest bearing and unsecured. This loan does not have a scheduled date of repayment. Advanced Communications does not believe that the loans are due upon demand. However, the actual repayment terms are not known with any specificity since the terms are not contained in a written document.

      In April 2000, our company acquired 20% of the common stock of Advanced Communications (Australia). The purchase price of the investment amounted to $19,350,000, and was comprised of a note payable for $7,500,000 and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. Our interest in Advanced Communications (Australia) is evidenced by a Stock Purchase agreement and is reflected by stock ownership records on file with the Australian Securities Investment Commission, an Australian government agency. As of June 30, 2001, we owe Advanced Communications (Australia) $2,173,167 under the terms of the Stock Purchase Agreement. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as goodwill. Mr. May is a principal shareholder of our company and Advanced Communications (Australia). Through June 30, 2001, we repaid $5,326,833 of our obligation to Advanced Communications (Australia), in part by the issuance of 6,597,000 shares of restricted common stock having a value of $4,527,100. The balance of our repayments was in the form of $247,608 of cash and the offset of $552,125 of funds previously advanced to Advanced Communications (Australia). Advanced Communications is currently in litigation with Advanced Communications (Australia) regarding the attempt by Mr. May to lien and transfer the company's shares in the affiliate for alleged nonpayment of the company's obligations as well as to terminate our License and Distribution Agreement.

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

      On December 13, 2001, Advanced Communications entered into a 90-day $325,000 Promissory Note (the "Note") with Cornell Capital Partners, LP. The Note had an interest rate of 12% and was secured by a Guaranty and Pledge Agreement executed by Mr. Danson, Mr. Lichtman and Mr. Prouty. Advanced Communications realized $269,000 of net proceeds after financing costs and legal fees. The Note was repaid on January 14, 2002 with proceeds from Advanced Communications' $1 million 5% Convertible Debenture.

      Jonathan J. Lichtman, Assistant Secretary and a director of the Company, is a partner at Levinson & Lichtman, LLP, a law firm in Boca Raton, FL that the Company retained to provide legal services during the fiscal years 2001 and 2000. The Company has paid Levinson & Lichtman, LLP $186,000 in stock for legal services rendered during fiscal 2001. No cash was paid to Levinson & Lichtman, LLP during fiscal 2001. During fiscal 2000, the Company has paid Levinson and Lichtman, LLP $13,741 and $385,688 in the form of cash and stock, respectively, for legal services rendered.

      Wilbank Roche, a director of the Company, is a partner at Roche & Holt, a law firm in Los Angeles, CA that the Company retained to provide legal services. During the fiscal years 2001 and 2000, Roche & Holt was paid $0 and $26,635 respectively, for legal services rendered.

      Dr. Michael Finch, a director of the Company, has been issued 50,000 shares of restricted common stock having a value of $7,800 for engineering and software design consulting services rendered to the Company during fiscal 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   Financial Statements:

            (i)   Registrant.

      (b)   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            (i)   None.

EXHIBIT
NO.       DESCRIPTION                            LOCATION
--------  -------------------------------------  -------------------------------

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

EXHIBIT
NO.       DESCRIPTION                            LOCATION
--------  -------------------------------------  -------------------------------

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
          Inc.

10.14     Registration Rights Agreement dated    Incorporated by reference to
          January 10, 2002, by and between       Exhibit 10.14 to the Company's
          Advanced Communications Technologies,  Form 10-QSB filed on February
          Inc.                                   12, 2002

10.15     Placement Agent Agreement dated        Incorporated by reference to
          January 10, 2002, by and between       Exhibit 10.15 to the Company's
          Advanced Communications Technologies,  Form 10-QSB filed on February
          Inc. and Westrock Advisors, Inc.       12, 2002

10.16     Escrow Agreement dated January 10,     Incorporated by reference to
          2002, by and among Advanced            Exhibit 10.16 to the Company's
          Communications Technologies, Inc.,     Form 10-QSB filed on February
          Cornell Capital Partners, LP , Butler  12, 2002
          Gonzalez LLP and First Union National
          Bank

EXHIBIT
NO.       DESCRIPTION                            LOCATION
--------  -------------------------------------  -------------------------------

10.17     License and Distribution Agreement     Incorporated by reference to
          dated as of July 5, 2002, between      Exhibit 10.17 to the Company's
          Advanced Communications Technologies,  Amendment to Form 10-KSB filed
          Inc. and Advanced Communications       on May 23, 2002
          Technologies (Australia) Pty. Ltd.

10.18     Letter of Intent dated September 7,    Incorporated by reference to
          2001 re: Purchase of Advanced          Exhibit 10.18 to the Company's
          Communications (Australia)             Amendment to Form 10-QSB for
                                                 the quarter ended December 6,
                                                 2002 filed on August 6, 2002

            (ii)  Reports on Form 8-K.

                  None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 2002.


                                 ADVANCED COMMUNICATIONS TECHNOLOGIES,
                                 INC.

                                 By:/s/ Wayne I. Danson
                                    ------------------------
                                    Name:  Wayne I. Danson
                                    Title: President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                            DATE
---------                      -----                            ----

/s/ Wayne I. Danson
--------------------                                            December 9, 2002
Wayne I. Danson                President (Principal
                               Executive Officer),
                               Chief Financial Officer
                               (Principal Accounting
                               Officer) and Director

/s/ Jonathan Lichtman
---------------------                                           December 9, 2002
Jonathan Lichtman              Secretary and Director

/s/ Randall Prouty
---------------------                                           December 9, 2002
Randall Prouty                 Chairman of the Board
                               and Director

/s/ Dr. Michael Finch
---------------------                                           December 9, 2002
Dr. Michael Finch              Director

/s/ Wilbank Roche
---------------------                                           December 9, 2002
Wilbank Roche                  Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 2 to the Annual Report of Advanced Communications Technologies, Inc. (the "Company") on Form 10-KSB for the period ended June 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


BY:    /s/ Wayne I. Danson
       -------------------------------
Name:  Wayne I. Danson, President and
        Chief Financial Officer

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------

      The  undersigned   President  and  Chief  Financial  Officer  of  Advanced
Communications Technologies, Inc. hereby certifies that:

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



                                    /s/ Wayne I. Danson
                                    ------------------------------------------
                                    Name: Wayne I. Danson, President and Chief
                                            Financial Officer

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

Consolidated Statements of Operations for the Years Ended June 30, 2001 and 2000F-3

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
                                                        ============


          See accompanying notes to consolidated financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED JUNE 30 2001 AND 2000

                                                         2001          2000
                                                     ------------  ------------
REVENUES                                             $    50,000   $        --
COST OF REVENUES                                         (57,310)           --
                                                     ------------
GROSS PROFIT (LOSS)                                       (7,310)           --
                                                     ------------  ------------
OPERATING EXPENSES
  Consulting fees                                        567,625       563,543
  Depreciation and amortization                        1,051,169       250,495
  Professional fees                                    1,214,739     3,409,038
  Other selling, general, administrative
   expenses                                              501,048       412,110
                                                     ------------  ------------
         Total Operating Expenses                      3,334,581     4,635,186
                                                     ------------  ------------
LOSS FROM OPERATIONS                                  (3,341,891)   (4,635,186)
                                                     ------------  ------------
OTHER INCOME (EXPENSE)
  Interest income (expense)                              (10,332)     (739,040)
  Loss from investment                                (3,571,654)      (85,818)
  Loss from impairment of goodwill                   (12,399,864)           --
  Loss on investment acquisition deposit                (425,000)           --
  Realized loss on decline in marketable
   securities                                             (6,825)     (119,925)
  Other income                                                --       192,474
                                                     ------------  ------------
         Total Other Income (Expense)                (16,413,675)     (752,309)
                                                     ------------  ------------
LOSS BEFORE EXTRAORDINARY GAIN                       (19,755,566)   (5,387,495)
EXTRAORDINARY GAIN
  Gains on extinguishment of debt                         23,000       277,068
                                                     ------------  ------------
NET LOSS                                            $(19,732,566)  $(5,110,427)
                                                     ============  ============
Net loss per share-- basic and diluted                    $(0.22)       $(0.07)
                                                     ============  ============
Weighted average number of shares outstanding
  during the period-- basic and diluted               87,976,428    76,750,291
                                                     ============  ============

          See accompanying notes to consolidated financial statements

                                                                                     ACCUMULATED
                                                                                        OTHER       COMMON
                             COMMON STOCK      COMMON STOCK TO BE ISSUED   ACCUMULATED COMPREHENSIVE    STOCK
                           SHARES      AMOUNT      SHARES      AMOUNT         DEFICIT        LOSS       ADVANCES      TOTAL
                         ----------  ------------  --------   --------      -----------  -----------   ----------  ------------
Balance, June 30, 1999   73,312,280  $    416,183       --    $     --      $ (672,962)   $ (97,500)    $     --   $  (354,279)
Stock issued for
   services               2,585,000     3,384,358       --          --              --           --           --     3,384,358
Stock issued for
   office furniture          30,000         9,900       --          --              --           --           --         9,900
Stock issued for
   extinguishment
   of debt                  600,000       180,000       --          --              --           --           --       180,000
Stock issued for
   acquisitions           5,700,000    12,225,000       --          --              --           --           --    12,225,000
Change in unrealized
   loss on securities
   available  for sale           --            --       --          --              --       97,500           --        97,500
Interest on beneficial
   conversion of
   debentures                    --       650,000       --          --              --           --           --       650,000
Common stock advances            --            --       --          --              --           --     (375,000)     (375,000)
Net loss for  the year
   ended June 30, 2000           --            --       --          --      (5,110,427)          --           --    (5,110,427)
                         ----------  ------------  --------   --------      -----------  -----------   ----------  ------------
Balance, June 30,
   2000                  82,227,280    16,865,441       --          --      (5,783,389)          --     (375,000)   10,707,052
Stock issued for cash     3,060,600       642,726       --          --              --           --           --       642,726
Stock warrants
   issued for  cash              --       275,454       --          --              --           --           --       275,454
Stock to be issued                             --  833,333     250,000              --           --           --       250,000
Stock issued for
   offering costs           250,000            --       --          --              --           --           --            --
Stock issued for
   services               1,051,491       328,870       --          --              --           --           --       328,870
Stock issued for
   extinguishment of
   debt                   6,597,000     4,545,902       --          --              --           --           --     4,545,902
Stock issued for
   conversion of
   convertible
   debentures             1,803,545       412,800       --          --              --           --           --       412,800
Stock retired              (500,000)     (375,000)      --          --              --           --      375,000            --
Net loss for the year
   ended June 30, 2001           --            --       --          --     (19,732,566)          --           --   (19,732,566)
                         ----------  ------------  --------   --------   -------------  -----------   ----------  -------------
BALANCE,
   JUNE 30, 2001         94,489,916  $ 22,696,193  833,333    $250,000   $(25,515,955)  $        --   $       --  $ (2,569,762)
                         ==========  ============  ========   ========   =============  ===========   ==========  =============


          See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED TO JUNE 30, 2001 AND 2000

                                                         2001           2000
                                                    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $(19,732,566)   $(5,110,427)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                        1,051,169        250,495
  Interest expense-- amortization of debt
   costs                                                      --         65,000
  Realized loss on decline in marketable
   securities                                              6,825        119,925
  Stock issued for services                              328,870      3,384,358
  Interest for beneficial conversion feature                  --        650,000
  Gain on extinguishment of debt                         (23,000)      (277,068)
  Gain on settlement of note receivable                       --         (8,070)
  Forgiveness of accounts payable                             --       (192,474)
  Loss from investment                                 3,571,654         85,818
  Loss from impairment of goodwill                    12,399,864             --
  Provision for doubtful account                              --        125,000
  Accrued compensation                                   247,500        120,000
Changes in operating assets and liabilities:
  (Increase) decrease in assets
  Prepaid expense                                         36,118        (46,118)
  Other deposits                                          40,000        (40,000)
  Security deposits                                           --         (5,525)
Increase (decrease) in liabilities:
  Accounts payable                                       633,235        184,450
  Interest payable                                        10,332        (17,890)
  Other liabilities                                           --       (115,000)
  Deferred revenue                                       (50,000)        50,000
                                                    -------------   ------------
        Net Cash Used In Operating Activities         (1,479,999)      (777,526)
                                                    -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to affiliated company                            (247,608)      (242,125)
  Purchase of fixed assets                                (8,411)        (6,335)
  Other Investments                                           --         33,070
                                                    -------------   ------------
        Net Cash Used In Investing Activities           (256,019)      (215,390)
                                                    -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan from affiliate                                    544,500        251,500
  Proceeds from common stock subscriptions                    --        273,500
  Proceeds from issuance of common stock and
   warrants, net of offering costs                       918,180             --
  Proceeds from common stock to be issued                250,000             --
  Proceeds from issuance of convertible debt, net             --        488,050
                                                    -------------   ------------
        Net Cash Provided By Financing Activities      1,712,680      1,013,050
                                                    -------------   ------------
Net (DECREASE) increase in cash                          (23,338)        20,134
Cash and cash equivalents at beginning of YEAR            30,154         10,020
                                                    -------------   ------------
Cash and cash equivalents at end of YEAR                   6,816    $    30,154
                                                    =============   ============

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

          See accompanying notes to consolidated financial statements

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

         (M) New Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards.Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

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

         The following information is provided for ACT-AU at June 30, 2001 and 2000 and have been translated to US dollars using the average exchange rate for the years ended:

                                               JUNE 30, 2001      JUNE 30, 2000
                                               -------------      -------------

         Average exchange rate for the year    $       53913       $      62939
         Revenue from operations               $   3,109,395       $     22,282
         Gross profit                          $   3,109,395       $     22,282
         Net loss from operations              $ (18,525,300)      $ (1,708,728)
         Net loss                              $ (18,525,300)      $ (1,708,728)

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

         The components of the investment in ACT-AU at June 30, 2001 are as follows:

                                       INVESTMENT      GOODWILL       TOTAL
                                      ------------   ------------  -------------
        At acquisition                $ 3,657,472    $ 15,692,528  $ 19,350,000
        Investment loss                (3,657,472)             --    (3,657,472)
        Amortization of goodwill              --       (1,292,664)   (1,292,664)
        Impairment of goodwill                --      (12,399,864)  (12,399,864)
                                      ------------   ------------  -------------

        Balance at June 30, 2001      $       --     $  2,000,000  $  2,000,000
                                      ============   ============  =============

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

                        SHARES OF COMMON
                              DATE             STOCK ISSUED          VALUE
                    ------------------------  --------------    -------------
                    September 2000              5,000,000        $ 3,500,000
                    October 2000(1)               460,000            460,000
                    June 2001                   1,137,000            567,100
                                              --------------    -------------
                                                6,597,000        $ 4,527,100
                                              ==============    =============

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

         The fair market value of the warrants, aggregating $275,454, was estimated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the followingweighted average assumptions: expected dividend yield 0%, volatility 49.84%, risk-free interest rate 4.22%, expected option life 2 years. At June 30, 2001, no warrants have been exercised. Such amounts have been netted against proceeds received from the issuance of shares in the previous quarter.

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

NOTE 12  UNSUCCESSFUL PROPOSED ACQUISITIONS

         (A) ORBCOMM Global L.P.

         In February 2001, the Company was the successful bidder to purchase the assets of ORBCOMM Global L.P and related debtors(collectively "ORBCOMM"). ORBCOMM, a partnership formed by Teleglobe Holding Corp. and Orbital Sciences Corporation, is the owner and operator of 30 low earth orbit satellites, digital satellite communications systems, gateway earth stations, control center facilities and related equipment, and intellectual property. ORBCOMM provides asset monitoring, global positioning, communications and other data information services. In September 2000, ORBCOMM filed for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the "Court"). In March 2001, the Court entered an Order to approve the sale of substantially all of ORBCOMM's assets to the Company.

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