Form 10QSB
period 2002-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2002-12-12
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 1O-QSB

                                    (check one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the Three Months Ended September 30, 2002


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

                    420 Lexington Avenue, New York, NY 10170
                    ----------------------------------------
                      (Address of principal executive offices)

                                 (646)-227-1600
                                 --------------
                         (Registrant's telephone number)

   Check whether the registrant (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

As of December 5, 2002, there were 118,852,622 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                  YES [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Balance Sheets as of September 30, 2002 and June 30, 2002 (Audited)

        Consolidated   Statement  of  Operations  for  the  three  months  ended
        September 30, 2002 and September 30, 2001

        Consolidated Statement of Cash Flows for the three months ended September 30, 2002 and September 30, 2001

        Notes to Unaudited Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

                           PART II-OTHER INFORMATION

ITEM 1. LEGAL MATTERS

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER          JUNE
                                                     30, 2002         30, 2002
                                                    (UNAUDITED)      (AUDITED)
                                                   -------------   -------------
    ASSETS

    CURRENT ASSETS:
    Cash                                           $         415     $    11,093
                                                                               -
                                                   -------------   -------------
    TOTAL CURRENT ASSETS                                     415          11,093
                                                   -------------   -------------

    PROPERTY AND EQUIPMENT (NET)                          16,274          17,274
                                                   -------------   -------------

    OTHER ASSETS:
                                                                               -
    Security Deposits                                      7,700          13,225
    Other Receivables                                      9,927           9,927
    Deferred Bond Financing Costs,
    net of accumulated amortization                       53,333          63,333
                                                   -------------   -------------
    TOTAL OTHER ASSETS                                    70,960          86,485
                                                   -------------   -------------

TOTAL ASSETS                                       $      87,649   $     114,852
------------
                                                   =============   =============

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
        ----------------------------------------

LIABILITIES

    CURRENT LIABILITIES
    Accounts Payable                               $   1,189,658   $     872,493
    Accrued Compensation                                 172,183         172,183
    Loan Payable to Shareholder                        1,055,736       1,055,736
    12% Convertible Debentures                                 -         100,407
    Interest Payable                                     135,417          62,917
                                                   -------------   -------------
    TOTAL CURRENT LIABILITIES                          2,552,994       2,263,736

    Long-Term Liabilities
    5% Convertible Debentures                          1,000,000       1,000,000
    8% Note Payable                                      173,494               -
    Note Payable-ACT-Australia                         1,791,166       1,791,166
                                                   -------------   -------------
    Total Other Liabilities                            2,964,660       2,791,166
                                                   -------------   -------------

TOTAL LIABILITIES                                      5,517,654       5,054,902
                                                   -------------   -------------

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, $.01 Par Value,
    25,000,000 Shares Authorized,
    none issued and outstanding                                -               -
    Common Stock, No Par Value,
    200,000,000 and 100,000,000
    Shares Authorized, 118,352,622
    and 114,102,622 shares issued
    and outstanding, respectively                     25,571,505      25,471,098
    Deferred Commitment fees, net
    of accumulated amortization                        (468,750)       (562,500)
    Accumulated Deficit                             (30,532,760)    (29,848,648)
                                                   -------------   -------------
    TOTAL STOCKHOLDERS' DEFICIENCY                   (5,430,005)     (4,940,050)
                                                   -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $      87,649   $     114,852
----------------------------------------------     =============   =============

  The accompanying notes are an integral part of these consolidated financial statements

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                          --------------------------------------
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                               2002                 2001
                                          ----------------     -----------------


OPERATING EXPENSES

    Consulting Fees                                 16,772               100,000
    Amortization and Depreciation                  104,750               101,000
    Professional Fees                              292,409               130,748
    Other Selling, General
    and Administrative
    Expenses                                        24,187                90,304
    Stock-Based Compensation                             -                30,000
                                          ----------------     -----------------

TOTAL OPERATING EXPENSES                           438,118               452,052
                                          ----------------     -----------------

(Loss) From Operations                           (438,118)             (452,052)
                                          ----------------     -----------------

OTHER EXPENSES

    Lawsuit settlement                           (173,494)                     -
    Interest expense                              (72,500)               (4,206)
                                          ----------------     -----------------

TOTAL OTHER (EXPENSES)                           (245,994)               (4,206)
                                          ----------------     -----------------

NET (LOSS)                                $      (684,112)     $       (456,258)
----------                                ================     =================


Net (Loss) Per Share
- Basic and Dilutive                      $        (0.006)     $         (0.005)
                                          ================     =================

Weighted Average Number of Shares
Outstanding During the Period
- Basic and Dilutive                           115,095,829            95,639,024
                                          ================     =================


  The accompanying notes are an integral part of these consolidated financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                 ----------------------------------
                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                      2002              2001
                                                                 ----------------  ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net (loss)                                                       $      (684,112)   $     (456,258)
Adjustments to reconcile net loss to net cash used:
Depreciation and amortization                                             104,750           101,000
Stock issued for services                                                       -           244,224
Accrued compensation                                                            -            52,500
Settlement of Lawsuit                                                     173,494                 -
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                                           5,525          (10,000)
Increase (decrease) in liabilities:
  Accounts payable                                                        317,165         (101,094)
  Interest payable                                                         72,500             4,206
  Other Advances                                                                             63,000
                                                                 ----------------  ----------------
     Net cash used in operating activities                               (10,678)         (102,422)
                                                                 ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Loan to unconsolidated affiliated company
Purchase of fixed assets
Repayment of loan to unconsolidated affiliate
                                                                 ----------------  ----------------
     Net cash used in investing activities                                      -                 -
                                                                 ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Loan proceeds from shareholder                                                               25,200
Proceeds from issuance of common stock
and warrants net of offering costs                                                          125,000
                                                                 ----------------  ----------------
     Net cash provided by financing activities                                  -          150,200
                                                                 ----------------  ----------------

Net increase (decrease) in cash                                          (10,678)            47,778

Cash and cash equivalents at beginning of year                             11,093             6,816
                                                                 ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $            415   $        54,594
------------------------------------------                       ================  ================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the three months ended September 30, 2002, the Company issued 4,250,000 shares of common stock valued at $100,407 in full settlement of the September 1999 12% Senior Secured Convertible Debentures.

During the three months ended September 30, 2001, the Company issued 1,190,000 shares of common stock, valued at $357,001, in partial payment of notes payable held by a related Australian corporation, in which we hold a 20% interest.

    The accompanying notes are an integral part of these consolidated financial statements

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

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

Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

(A) ORGANIZATION
----------------

Advanced Communications Technologies, Inc., a Nevada corporation, was incorporated on April 30, 1998 and was inactive from its date of formation until April 1999 when it merged with and into the Company in a reverse merger. In consideration for 90% of the stock of the Company, Advanced Communications Technologies, Inc (Nevada) (of which Roger May, our former Chairman and CEO was the principal shareholder) transferred all of its assets which included all of the rights and interest in the SpectruCell technology for the North and South American territories. For accounting purposes, the merger was treated as an acquisition of all of the assets of the Company and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart"), an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technologies (Australia) Pty Ltd ("ACT-AU"), an unconsolidated affiliated entity, which on November 11, 2002 was unilaterally terminated by ACT-AU. See Note 8(E)(iv). On July 5, 2000, the Company entered into a interim License and Distribution Agreement with ACT-AU pursuant to which the Company had the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. On October 25, 2002, the interim License and Distribution Agreement was unilaterally terminated by ACT-AU. (See Note 8(E)(iv). In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of ACT-AU. In November 2000, the Company formed Advanced Network Technologies
(USA), Inc. ("ANT"), a Delaware corporation, owned 70% by the Company and 30% by ACT-AU. Both Australon and ANT are inactive and have never been operational. Australon Enterprises Pty Ltd is an Australian public company that manufactures and distributes remote monitoring devices for homes and businesses such as remote meter reading and residential automated gateway devices. While Mr. May, our former CEO and Chairman of the Board has a significant ownership interest in Australon Enterprise Pty, through his ownership interest in ACT-AU, he is not involved in Australon `s daily management or business operations and is not represented on its Board of Directors. The joint venture relationship was established while Mr. May controlled both companies. Presently, the company is not in negotiations with Australon Enterprises Pty and does not intend to enter into any discussions with Australon's management. Australon USA, Inc is inactive and will remain inactive for the foreseeable future.

The Company will account for the future results of operations, if any, of Australon on an equity basis and ANT on a consolidated basis.

The Company is a marketing company whose primary asset is the ownership of the rights to market and distribute the SpectruCell technology in the North and South American territories. The Company expects to generate revenue from the

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


marketing and distribution of the SpectruCell technology when and if it becomes available to the marketplace. The Company has not generated any meaningful revenue to date.

(B) PRINCIPLES OF CONSOLIDATION
-------------------------------

The accompanying consolidated financial statements include the accounts of the Company and its inactive subsidiaries AGC, Australon and ANT. All significant intercompany transactions and balances have been eliminated in consolidation.

(C) USE OF ESTIMATES
---------------------

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

There was no current income tax expense for the fiscal years ended June 30, 2002 and 2001 due to net operating losses in both periods. Any deferred tax asset arising from the future benefit of the Company's net operating loss carryforward, of approximately $14,500,000 has been fully reserved.

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(I) COMPREHENSIVE INCOME
------------------------

The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components.

(J) CONCENTRATION OF CREDIT RISK
--------------------------------

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(K) LOSS PER SHARE
------------------

Basic and dilutive net loss per common share is computed based upon the weighted average common shares outstanding.

(L) NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

NOTE 2.     PROPERTY AND EQUIPMENT
----------------------------------

                                            September 30,
                                                2002              June 30, 2002
                                           --------------        ---------------

      Computer and office equipment      $       32,909         $       32,909
      Less:  Accumulated depreciation           (16,635)               (15,635)
                                           --------------        ---------------
         Property and equipment - net    $       16,274         $       17,274
                                           ==============           ============

Depreciation expense for each of the three months ended September 30, 2002 and 2001 was $1,000.


NOTE 3.     ACCRUED COMPENSATION
--------------------------------

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

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At the request of the Company's Board of Directors, the Compensation Committee conducted a review of the nature of the past services provided by Mr. May to the Company to determine whether a portion of such services are more properly allocable to the Company's unconsolidated Australian affiliate. At the Company's March 26, 2002 Board of Director's meeting, the Board of Directors unanimously approved the recommendation of the Compensation Committee to reduce Mr. May's prior accrued compensation by $394,361 representing services Mr. May performed for ACT-AU, leaving a balance of $172,183 at September 30, 2002 and June 30, 2002.

NOTE 4.    NOTES AND LOAN PAYABLE
---------------------------------

(A) NOTE PAYABLE TO ACT-AUSTRALIA
---------------------------------

The Company had a non-interest bearing and unsecured note payable to ACT-AU of $7,500,000 as of April 5, 2000 (See Note 2). The note was payable in three equal monthly installments commencing on May 31, 2000. Under the terms of the Stock Purchase Agreement with ACT-AU, the monthly installment payments were extended without interest to allow for the Company, on a best efforts basis, to raise the cash portion of the purchase price through a private or public offering of securities. There are no default or penalty provisions under the terms of the Stock Purchase Agreement. Upon raising funds pursuant to a private or public offering, the Company shall only be obligated to repay ACT-AU's note with those funds remaining after deduction for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by the Company's Board of Directors.

The following schedule represents payments on such debt by issuance of restricted common stock to either ACT-AU or creditors or employees of ACT-AU. Such transactions were recorded at the market price of the stock at date of issuance.

                   DATE                        SHARES OF         VALUE
                                               COMMON
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

As of September 30, 2002, the balance of the Company's obligation to ACT-AU was $1,791,166.

On November 11, 2002, ACT-AU issued a Notice of Termination to the Company stating that the April 2000 Stock Purchase Agreement was terminated immediately due to the Company's insolvency. The effect of the purported Notice of Termination vis a vis the Stock Purchase Agreement was to cancel the Company's stock ownership interest in ACT-AU. Consistent with our decision to withdraw from the Australia litigation, we have not challenged the purported termination of the Stock Purchase Agreement in the Australia Court. The Company is reviewing its rights with Australian counsel to determine if its remaining obligation to ACT-AU is similarly cancelled.

(B) LOAN PAYABLE TO SHAREHOLDER
-------------------------------

As of September 30, 2002 and June 30, 2002, the Company owed Global Communications Technology Pty, an Australian company wholly-owned by Mr. May, a former officer and director of the Company, $1,055,736, for funds advanced to the Company to provide working capital. This loan is non-interest bearing and unsecured, and has no scheduled date for repayment. The Company believes that the loan is not due upon demand. However, since the actual repayment terms are

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


not known with any specificity because the terms are not confirmed in a written document, the loan has been classified as a current liability.

(C) 8% NOTE PAYABLE
-------------------

On November 14, 2002, the Company settled its litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issuing a three year 8% promissory note for $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest commencing December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. In accordance with paragraphs 8(a) and 35 of FASB 5, the Company has recorded in its September 30, 2002 financial statements, an expense of $173,494 and the associated liability in connection with the lawsuit settlement.

NOTE 5.     CONVERTIBLE DEBENTURES
----------------------------------

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

On April 24, 2002 the Company entered into a Settlement Agreement with the two note holders, AJW Partners, LLC and New Millennium Capital Partners II, LLC. Under the terms of the Settlement Agreement, the note holders agreed to dismiss their lawsuit and convert their remaining unpaid obligation, inclusive of accrued and unpaid interest, into 8,500,000 shares of the Company's common stock, payable over a 180-day period. On April 24, 2002 and June 4, 2002, the Company issued a total of 2,921,450 and 1,328,550 shares of common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively (See
Note 10(B)), for a total debt reduction of $100,343. As of June 30, 2002 $100,407 of 12% Secured Convertible Debentures remained outstanding. On August 26, 2002 and September 24, 2002 the Company issued a total of 2,921,450 and 1,328,550 shares of common stock to AJW Partners, LLC and New Millennium Capital Partners, LLC, respectively, in full satisfaction of the remaining amount due under the September 1999 12 % Secured Convertible Debentures.

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

The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded in the June 30, 2002 financial statements as interest expense and a component of equity on the issuance date.

The Company incurred $80,000 of financing costs associated with the 5% Convertible Debentures that is being amortized over the life of the debentures. Amortization of $10,000 was expensed for the three months ended September 30, 2002.

As of September 30, 2002 and June 30, 2002, interest of $135,417 and $62,917, respectively, is accrued on these debentures..

Future maturities of long-term debt as of September 30, 2002 are as follows:

                                    YEAR        AMOUNT
                                    ----        ------
                                    2004      $1,057,831
                                    2005          57,831
                                    2006          57,831
                                              ----------
                                   Total      $1,173,494



NOTE 6.     STOCKHOLDERS' DEFICIENCY
------------------------------------

(A) STOCK ISSUED FOR CONVERTIBLE DEBENTURES
-------------------------------------------

During the three months ended September 30, 2002 the Company issued 4,250,000 shares of stock to the 12% Convertible Debenture holders in full settlement of the Company's outstanding obligation of $100,407.


NOTE 7.     RELATED PARTIES
---------------------------

(A) GLOBAL COMMUNICATIONS TECHNOLOGY PTY LTD
--------------------------------------------

Global Communications Technologies Pty Ltd., a related party, is wholly owned by Mr. May a principal stockholder of the Company.

(B) ADVANCED COMMUNICATIONS TECHNOLOGY (AUSTRALIA) PTY. LTD.
------------------------------------------------------------

Advanced Communications Technology (Australia) Pty. Ltd., an Australian company, is 70% owned by Mr. May's wholly owned company, Global Communications Technology Pty Ltd. Advanced Communications Technologies (Australia) Pty Ltd placed itself into voluntary administration on or about July 18, 2002.

(C) LEGAL COUNSEL
-----------------

Certain of the Company's legal counsel are stockholders and directors of the Company.

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.     COMMITMENTS AND CONTINGENCIES
-----------------------------------------

(A)  LEASE AGREEMENT
--------------------

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

(B)  INDEMNIFICATION  OF DIRECTORS AND EMPLOYEES IN RE: ADVANCED  COMMUNICATIONS
--------------------------------------------------------------------------------
(AUSTRALIA) V. COMPANY DIRECTORS AND EMPLOYEES
----------------------------------------------

On or about May 10, 2002, ACT-AU filed suit in the Superior court of Orange County, California against the Company, all of its directors, its former president, and some of its former and present employees, including the Company's receptionist. On or about May 17, 2002, ACT-AU voluntarily dismissed the suit as to the Company but not as to the individual defendants.

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

(C)  INDEMNIFICATION  AGREEMENT  BETWEEN  THE  COMPANY  AND  JACK  HALPERIN  RE:
--------------------------------------------------------------------------------
NEEDHAM/DUPONT LAWSUIT
----------------------

On or about July 2000, the Company entered into an indemnification agreement with Jack Halperin, Esq., our then SEC counsel, whereby the Company agreed to indemnify Mr. Halperin for all costs and damages incurred as a result of Mr. Halperin being named a defendant in the Needham/DuPont lawsuit filed against the Company, Mr. May and Mr. Halperin in July 2000. Mr. May executed this agreement on behalf of the Company. The agreement includes a provision that prohibits the Company from entering into any settlement agreement in the Needham/DuPont lawsuit unless such settlement agreement provides for the unconditional release of Mr. Halperin from any claim. On November 14, 2002, the Company settled the Needham/DuPont lawsuit without obtaining a full release for Mr. Halperin. The Company's Board of Directors is consulting with its current legal counsel to determine the validity of the indemnification agreement (see Note 8(E)(i).

(D) PENDING CLAIM BY ADVANCED COMMUNICATIONS  (AUSTRALIA) FOR COSTS OF AUSTRALIA
--------------------------------------------------------------------------------
LITIGATION AND FOR DAMAGES
--------------------------

Following our withdrawal from the Australia litigation against Mr. May and ACT-AU, ACT-AU applied to the court for an order awarding its costs of the litigation against the Company. ACT-AU has indicated that its costs of litigation were approximately Aus $400,000. The Company believes a cost award will be made by the Australia Court in favor of ACT-AU but it does not know in what amount. ACT-AU has also applied for an order awarding damages against the Company in the amount of Aus $6,000,000 or approximately US$3,200,000 as a result of the Company notifying third parties in the U.S. with which ACT-AU was dealing in regard to SpectruCell, of the Australia Court's August 23, 2002 injunctive orders referred to in Note 8(E)(iv). Management believes that based on information made available to it, ACT-AU proposed AU$6,000,000 or approximately US $3,200,000 claim for damages is without merit. As far as the Company knows, the Australia Court has not awarded any costs and has not awarded

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


any damages against the Company. It is not known if such awards will be made and, if they are made, what their amounts will be.

(E) LEGAL MATTERS
-----------------

(i)     NANCY J. NEEDHAM AND EDMUND R. DUPONT LAWSUIT

In Nancy J. Needham; Edmund R. DuPont et al v. Advanced Communications Technologies, Inc., et al, an action filed July 2000 in the Fifteenth Judicial Circuit in the State of Florida, two former officers and directors of the Company are seeking damages and injunctive relief arising out of the Company's refusal to provide legal opinion letters and to take other actions necessary to allow the former officers to convert restricted stock into unrestricted stock by an exemption under Rule 144 of the Securities and Exchange regulations. The plaintiffs have not specified the amount of damages they are seeking. The Company has filed a counterclaim to rescind all of the Plaintiffs' stock for lack and/or failure of consideration and other damages. In October 2001, the court denied summary judgment for the Plaintiffs. On November 14, 2002, the Company settled the litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issuing a three year promissory note for $173,494 to reimburse the plaintiffs for its legal costs. The plaintiffs agreed to release the Company, its officers, and directors, except Mr. May and Mr. Halperin, the Company's former SEC counsel from any claims for damages. On November 18, 2002 a Notice of Voluntary Dismissal was filed with the court. In accordance with the provisions of FASB 5 paragraph 35, the Company has recorded the expense of settlement and the associated liability in its September 30, 2002 financial statements.

On or about July 2000, the Company entered into an indemnification agreement with Jack Halperin, Esq., our then SEC counsel, whereby the Company agreed to indemnify Mr. Halperin for all costs and damages incurred as a result of Mr. Halperin being named a defendant in the Needham/DuPont lawsuit filed against the Company, Mr. May and Mr. Halperin in July 2000. Mr. May executed this agreement on behalf of the Company. The agreement includes a provision that prohibits the Company from entering into any settlement agreement in the Needham/DuPont lawsuit unless such settlement agreement provides for the unconditional release of Mr. Halperin from any claim. On November 14, 2002, the Company settled the Needham/DuPont lawsuit without obtaining a full release for Mr. Halperin. The Company's Board of Directors is consulting with its current legal counsel to determine the validity of the indemnification agreement (see Note 8(C).

(ii)     ACT-AUSTRALIA LITIGATION
---------------------------------

On December 6, 2001, Mr. Roger May, as Chairman and Chief Executive Officer of ACT-AU, sent a letter to the Company demanding full payment of all amounts due under the Stock Purchase Agreement between the Company and ACT-AU (the "Stock Purchase Agreement). This letter was dated six days after Mr. May was removed by the Board of Directors of the Company from all executive capacities including as President and Chief Executive Officer. Mr. May sent additional demand letters on December 11, 2001, and December 21, 2001. These demand letters threatened to exercise the rights granted to ACT-AU under its constitutional documents, which include exercising ACT-AU's lien over the shares registered in the name of the Company or declaring that those shares be forfeited. The Company believes that it has fully met its obligation under the Stock Purchase Agreement, which states that payments are only required to be paid to ACT-AU from those funds remaining after deduction of reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries as determined by its Board of Directors. At this time, the Company does not have sufficient funds available to pay to ACT-AU. On January 23, 2002, the Company filed suit against ACT-AU and Roger May in the Supreme Court of Victoria at Melbourne, Australia to protect its investment.

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

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(iii)     STAR MULTICARE SERVICES, INC.

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


NOTE 9.     GOING CONCERN
-------------------------

The Company's consolidated financial statements for the three months ended September 30, 2002, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's net loss of $684,112 for the three months ended September 30, 2002, working capital deficiency of $2,552,579 and stockholders' deficiency of $5,430,005, raise substantial doubt about its ability to continue as a going concern.

            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management anticipates that the issuance of securities will generate sufficient resources for the continuation of the Company's operations.

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


NOTE 10.    SUBSEQUENT EVENTS
-----------------------------

On October 10, 2002, the Company's Board of Directors approved the issuance of 100,000 shares each to Messrs. Danson, Prouty, Lichtman, Roche and Finch, having a value of $1,000 each in partial satisfaction of unpaid prior legal and consulting fees. These shares were issued on December 5, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto.

FINANCIAL CONDITION

     We had net losses of $4,332,693 and $19,732,566 during the years ended June 30, 2002 and 2001, respectively. As of September 30, 2002, we had a net loss of $684,112, cash of $415 and current liabilities of $2,552,994. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On November 22, 2002, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, whereby we agreed to issue and sell $250,000 of 10% Secured Convertible Debentures. These Secured Convertible Debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 31, 2002. $125,000 of the 10% Secured Convertible Debentures was issued in exchange for accrued and unpaid interest (including default interest) on the Company's January 2002 5% $1,000,000 Convertible Debentures with $125,000 issued in exchange for cash of which the Company will net $100,000 after fees and expenses. The Company will use the funds from the 10% Secured Convertible Debentures to pay a portion of its legal and accounting professionals outstanding fees thereby enabling the Company to continue to prepare and file with the SEC the necessary documents to have its Equity Line of Credit facility declared effective.

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

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     OVERALL RESULTS OF OPERATIONS

     For the three months ended September 30, 2002 we incurred an overall loss of ($684,112) or ($.006) per share, which was an increase of $227,854 over the loss of ($456,258) or ($0.005) per share for the comparable period in the prior year.

     REVENUE

     No revenues were generated during the three months ended September 30, 2002 or September 30, 2001.

     OPERATING EXPENSES

     Operating expenses for the three months ended September 30, 2002, were $438,118 and represent a modest decrease in operating expenses of $452,052 for the comparative period ended September 30, 2001. Included in operating expenses for both periods is $104,750 and $101,000 respectively, of depreciation and amortization attributable to the quarterly depreciation of our office property and equipment ($1,000) and $103,750 of amortization attributable to deferred financing and commitment fees for the three months ended September 30, 2002 and $100,000 of amortization of goodwill for the three months ended September 30, 2001. Consulting fees for the three months ended September 30, 2002 decreased by $83,228 from the comparative period due to the curtailment of our operations during the quarter. Professional fees for the three months ended September 30, 2002 increased $161,661 over the comparable three-month period ended September 30, 2001 due to the increase in legal fees associated with the Company's Australian litigation with Roger May and Advanced Communications (Australia).

     OTHER EXPENSE

     Interest expense incurred for the three months ended September 30, 2002 was $72,500 and was attributable to accrued and default interest on the $1 million 5% Convertible Debentures we issued in January 2002. Interest of $4,206 for the comparative three-month period ended September 30, 2001 was attributable to the Grassland Capital note payable of $118,530 which was paid in October 2001. During the three month period ended September 30, 2002, the Company recorded, in accordance with paragraphs 8(a) and 35 of FASB 5, $173,494 of expense relating to the settlement of the Needham/DuPont lawsuit. No such expense was incurred during the comparative three month period ended September 30, 2001.

     (B) LIQUIDITY AND CAPITAL RESOURCES

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

      NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

      OVERVIEW

     Since our inception, we have financed our operations through the private sales of common stock and convertible debentures and from unsecured loans from an entity controlled by Mr. Roger May, a former officer and director of our company and a significant shareholder. We have raised approximately $4,000,000 before offering costs through the sale of these securities and have borrowed $1,055,736 from an entity wholly owned by Mr. May. These loans are non-interest bearing, are unsecured, and have no fixed date for repayment. Advanced Communications does not believe that the loans are due upon demand. However, the actual repayment terms are not known with any specificity since the terms are not contained in a written document. At September 30, 2002, our principal source of liquidity was $415 of cash and cash equivalents. We have no credit facilities in place. On January 10, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain a fee of 3% of each advance under the Equity Line of Credit as a fee. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. Our Equity Line of Credit is not yet effective and the Company has not drawn down any funds from this facility. Except for the Equity Line of Credit, we have no commitments for capital.

     We anticipate that our cash needs over the next 12 months consist of general working capital needs of $600,000, plus the repayment of outstanding indebtedness of $2,552,994. These obligations include accounts payable and accrued expenses in the amount of $1,189,658, accrued compensation of $172,183 and an unsecured, non-interest-bearing loan payable to an entity wholly-owned by Roger May, a former officer and director and a significant shareholder. In addition, we have a note payable to Advanced Communications (Australia) in the amount of $1,791,166 at September 30, 2002 that was the subject of a lawsuit by us against Roger May and Advanced Communications (Australia). As of September 30, 2002, we had a working capital deficiency of $2,552,579. We will attempt to satisfy our cash needs over the next 12 months from the sale of securities or loans, including the Equity Line of Credit.

     Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of September 30, 2002, we had an accumulated deficit of $30,532,760. Cash used in operations for the fiscal years ended June 30, 2002 and 2001 was $1,103,254 and $1,479,999, respectively. At September 30, 2002, our only source of liquidity was $415 of cash. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Subsequent to the end of the fiscal year, we have substantially curtailed our overhead and have closed our office in California. Unless we are able to raise additional capital through the issuance of stock or convertible debentures or commence drawing down on our Equity Line of Credit once it is declared effective by the SEC, we will be unable to continue our operations. Unless we are able to raise additional capital through our Equity Line of Credit or from other sources, we will be unable to continue as a going concern. Considering the depressed state of the private and public capital markets, we believe that our only reasonable chance of raising additional capital is through our Equity Line of Credit with Cornell Capital Partners, L.P., if it is declared effective by the SEC.

     On November 22, 2002, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, whereby we agreed to issue and sell $250,000 of 10% Secured Convertible Debentures. These Secured Convertible Debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 31, 2002. $125,000 of the 10% Secured Convertible Debentures was issued in exchange for accrued unpaid interest (including default interest) on the Company's January 2002 5% $1,000,000 Convertible Debentures with $125,000 issued in exchange for cash of which the Company will net $100,000 after fees and expenses. The Company will use the funds from the 10% Secured Convertible Debentures to pay a portion of its legal and accounting professionals outstanding fees thereby enabling the Company to continue its pursuit of seeking its Equity Line of Credit facility to be declared effective by the SEC.

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

     We are attempting to register 70,000,000 shares of common stock in connection with the Equity Line of Credit and upon conversion of the debentures. We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Nonetheless, if we issued all 70,000,000 shares of common stock at a recent price of $0.005 per share (which assumes that no shares would need to be issued upon conversion of debentures), then we would receive $339,500 under the Equity Line of Credit (after deducting a 3% retention payable to Cornell). This is $9,650,000 less than is available under the Equity Line of Credit. Our stock price would have to rise substantially for us to have access to the full amount available under the Equity Line of Credit. These shares would represent 37% of our outstanding common stock upon issuance. Accordingly, we would need to register additional shares of common stock in order to fully utilize the $30.0 million available under the Equity Line of Credit at the current price of $0.005 per share. In addition, we would be required to obtain the approval of our shareholders to increase the number of authorized shares of common stock. Pursuant to our Articles of Incorporation, we are authorized to issue up to 200,000,000 shares of common stock. At a recent price of $0.005 per share, we would be required to issue 6,000,000,000 shares of common stock in order to fully utilize the $30.0 million available. We would be required to obtain a vote of at least a majority of the outstanding shares in order to increase our authorized shares of common stock for this purpose. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

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


     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net cash used in operating activities was $10,678 and $102,422 for the three months ended September 30, 2002 and 2001, respectively. The use of cash by operating activities was principally the result of net losses during both reporting periods together with a corresponding increase/(decrease) in accounts payable and accrued interest for the three months ended September 30, 2002 and 2001, respectively.

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

     No net cash was provided by or used in investing activities for the three months ended September 30, 2002 or 2001.

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     No net cash was provided by financing activities for the three months ended September 30, 2002. Net cash provided by financing activities for the three months ended September 30, 2001 was $150,200 and was attributable to $125,000 of proceeds received from the sale of equity securities pursuant to a private placement that commenced December 2000 and ended August 2001 and $25,000 of loan proceeds received from Global Communications Technology Pty Ltd, an entity wholly owned by Roger May, a former officer and director of the company.

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

Roberts and May on behalf of Advanced Communications (Australia) and us, respectively, includes various conditions precedent to the transfer of the IP Rights including, but not limited to, the raising by us of $80 million in the US capital markets, appropriate regulatory approvals, approval by both our Board of Directors and shareholders, appropriate due diligence and definitive agreements. During the period from January 2002 to present, we, along with our Australian financial and legal advisors, have attempted to negotiate with Mr. May in good faith to enter into a Non-Disclosure Agreement to allow us to commence our due diligence on the financial, legal and technological affairs of Advanced Communications (Australia). In addition, during this period we filed two lawsuits against Mr. May and Advanced Communications (Australia) for breach of our April 5, 2000 Stock Purchase Agreement and July 5, 2000 Interim License and Distribution Agreement. Consequently, we have been unable to execute any Non-Disclosure Agreement nor commence any active or meaningful negotiations with Mr. May for the acquisition of the SpectruCell technology pursuant to the terms of the September 7, 2001 Letter of Intent. On September 7, 2002, the September 7, 2001 Letter of Intent that the Company entered into with Advanced Communications (Australia) to acquire all of the intellectual property, including the worldwide rights (other than the rights to territories that the Company currently possess) for the licensing and distribution of the SpectruCell product, expired.

     Due to the litigation with Mr. May and Advanced Communications (Australia), the restrictions on foreign ownership and Advanced Communications (Australia) voluntary administration described above, the Company will no longer pursue the acquisition of Advanced Communications (Australia)'s intellectual property.

     (E) COMPANY QUARTERLY STOCK PRICE

     PRICE RANGE OF COMMON STOCK

     Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of December 5, 2002, there were 118,852,622 common shares outstanding and approximately 414 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

     The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                   HIGH BID    LOW BID
                                                   --------    -------
                2001
                ----
                Quarter Ended September 30, 2000     $1.25      $ .56

                2000
                ----
                Quarter Ended December 31, 2000       1.19        .48
                Quarter Ended March 31, 2001          1.03        .45
                Quarter Ended June 30, 2001            .68        .27

                2002
                ----
                Quarter Ended September 30, 2001     $ .41      $ .25

                2001
                ----
                Quarter Ended December 31, 2001        .38        .17
                Quarter Ended March 31, 2002           .26        .06
                Quarter Ended June 30, 2002            .08        .02

                2003
                ----
                Quarter Ended September 30, 2002       .08       .005

--------------------------------------------------------------------------------

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

ITEM 3.     CONTROLS AND PROCEDURES

     QUARTERLY EVALUATION OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

     CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of
"Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

     DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

     SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal
Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A

"material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

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

                                     PART II


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

ITEM 1.     LEGAL PROCEEDINGS

(i)  NANCY J. NEEDHAM AND EDMUND R. DUPONT LAWSUIT

     In Nancy J. Needham; Edmund R. DuPont et al v. Advanced Communications Technologies, Inc., et al, an action filed July 2000 in the Fifteenth Judicial Circuit in the State of Florida, two former officers and directors of the Company are seeking damages and injunctive relief arising out of the Company's refusal to provide legal opinion letters and to take other actions necessary to allow the former officers to convert restricted stock into unrestricted stock under an exemption under Rule 144. The plaintiffs have not specified the amount of damages they are seeking. The Company has filed a counterclaim to rescind all of the Plaintiffs' stock for lack and/or failure of consideration and other damages. In October 2001, the court denied summary judgment for the Plaintiffs. On November 14, 2002, the Company settled the litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issuing a three year promissory note for $173,494 to reimburse the plaintiffs for its legal costs. The plaintiffs agreed to release the Company, its officers, and directors, except Mr. May and Mr. Halperin, the Company's former SEC counsel from any claims for damages. On November 18, 2002 a Notice of Voluntary Dismissal was filed with the court.

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


(ii) AJW PARTNERS, LLC AND NEW MILLENNIUM CAPITAL PARTNERS II, LLC

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

     On both August 26, 2002 and September 24, 2002, the Company issued 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners II, LLC, respectively, in full satisfaction of the Company's outstanding obligation on the remaining September 30, 1999 12% Convertible Debenture.


(iii) ADVANCED COMMUNICATIONS (AUSTRALIA) LITIGATION

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

     On January 23, 2002, the court issued an interim injunction effectively enjoining and prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" the Company's stock in Advanced Communications (Australia). The interim injunction was extended by the court until a final determination is made at trial.

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

            "Until the determination of the plaintiff's [i.e., Advanced Communications'] summons filed on 23 April 2002 or further order, the first defendant [i.e., Advanced Communications (Australia)Advanced
            Communications (Australia)], whether by itself or by its officers, employees, agents, attorneys, or any of them or otherwise, be restrained from appointing or agreeing to appoint in any way whatsoever EntrePort Corporation or any other person to distribute, sell, offer to sell or supply or otherwise deal in or with the wireless or terrestrial multi-protocols communication network technology known as SpectruCell (`Product') (incorporating the software which enables the Product to perform to its specifications, consisting of a set of instructions or statements in machine readable medium, and any enhancement or modification of that software (`Software') and related hardware performing part of the base station controller which processes and transmits mobile communications protocols such as AMPS, CDMA, TDMA GSM, W-CDMA, UMTS, 3G & Voice IP) in the United States of America, the North American and South American Continents (`Exclusive Territory') without the prior written consent of the plaintiff."

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

(iv)  STAR MULTICARE SERVICES, INC.

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

     PENDING CLAIM BY ADVANCED COMMUNICATIONS (AUSTRALIA) FOR COSTS OF AUSTRALIA LITIGATION AND FOR DAMAGES

     Following our withdrawal from the Australia litigation against Mr. May and Advanced Communications (Australia), Advanced Communications (Australia) applied to the court for an order awarding its costs of the litigation against the Company. Advanced Communications (Australia) has indicated that its costs of litigation were approximately Aus $400,000. The Company believes a cost award will be made by the Australia Court in favor of Advanced Communications
(Australia) but it does not know in what amount. Advanced Communications (Australia) has also applied for an order awarding damages against the Company in the amount of Aus $6,000,000 or approximately US$3,200,000 as a result of the Company notifying third parties in the U.S. with which Advanced Communications (Australia) was dealing in regard to SpectruCell, of the Australia Court's August 23, 2002 injunctive orders. Management believes that based on information made available to it, Advanced Communications (Australia) proposed AU$6,000,000 or approximately US $3,200,000 claim for damages is without merit. As far as the Company knows, the Australia Court has not awarded any costs and has not awarded any damages against the Company. It is not known if such awards will be made and, if they are made, what their amounts will be.

ITEM 2. CHANGES IN SECURITIES

     On October 10, 2002, the Company's Board of Directors approved the issuance of 100,000 shares each to Messrs. Danson, Prouty, Lichtman, Roche and Finch, having a value of $1,000 each in partial satisfaction of unpaid prior legal and consulting fees. These shares were issued on December 5, 2002.

     On both August 26, 2002 and September 24, 2002, we issued a total of 2,921,450 and 1,328,550 shares of common stock to AJW Partners LLC and New Millennium Capital Partners II, LLC, respectively, in full satisfaction of the Company's outstanding obligation on the remaining September 30, 1999 12% Convertible Debenture.

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


ITEM 3. DEFAULTS ON SENIOR SECURITIES

     As of December 31, 2001, $200,750 of Secured Convertible Debentures were outstanding. The Company is in default of its remaining obligations to AJW Partners, LLC and New Millennium Capital Partners II, LLC, the two noteholders, and on April 24, 2002 entered into a Settlement Agreement. Under the terms of the Settlement Agreement, the Company is obligated to issue, over a 180 day period, 8,500,000 shares of its common stock in exchange for the dismissal of the lawsuit and in satisfaction of the remaining outstanding principal and accrued interest. The Company had the option, until July 23, 2002, to substitute cash in lieu of shares. On closing, the Company issued 1,460,725 and 664,275 shares of its common stock to AJW Partners, LLC and New Millennium Capital Partners II, LLC, respectively. A Stipulation and Order of Discontinuance was filed with and Ordered by the court on April 25, 2002. On June 4, 2002 the Company issued an additional 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners, II, LLC. On both August 26, 2002 and September 24, 2002, the Company issued 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners II, LLC, respectively, in full settlement of the Company's outstanding obligation on the remaining September 30, 1999 12% Convertible Debenture.


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

10.18     Letter of Intent dated September 7,    Incorporated by reference to
          2001 re: Purchase of Advanced          Exhibit 10.18 to Amendment No.
          Communications (Australia)             1 to the Company's Form 10-QSB
                                                 for the quarter ended December
                                                 31, 2001.

10.19     Securities Purchase Agreement, dated   Incorporated by reference to
          November 2002, by and among Advanced   Exhibit 10.19 to the Company's
          Communications and Buyers              Form 10-KSB for the year ended
                                                 June 30, 2002 filed on
                                                 December 6, 2002.

10.20     Investor Registration Rights           Incorporated by reference to
          Agreement, dated November 2002, by     Exhibit 10.20 to the Company's
          and among Advanced Communications and  Form 10-KSB for the year ended
          Investors                              June 30, 2002 filed on December
                                                 6, 2002.

10.21     Secured Convertible Debenture          Incorporated by reference to
                                                 Exhibit 10.21 to the Company's
                                                 Form 10-KSB for the year ended
                                                 June 30, 2002 filed on December
                                                 6, 2002.

10.22     Escrow Agreement, dated November       Incorporated by reference to
          2002, by and among Advanced            Exhibit 10.22 to the Company's
          Communications, Buyers, and Wachovia   Form 10-KSB for the year ended
          Bank, N.A.                             June 30, 2002 filed on December
                                                 6, 2002.

10.23     Irrevocable Transfer Agent             Incorporated by reference to
          Instructions, dated November 2002      Exhibit 10.23 to the Company's
                                                 Form 10-KSB for the year
                                                 ended June 30, 2002 filed
                                                 on December 6, 2002.

10.24     Security Agreement, dated November     Incorporated by reference to
          2002, by and among Advanced            Exhibit 10.24 to the Company's
          Communications and Buyers              Form 10-KSB for the year ended
                                                 June 30, 2002 filed on
                                                 December 6, 2002.

10.25     Middletons Lawyers Letter, dated       Incorporated by reference to
          November 11, 2002, terminating the     Exhibit 10.25 to the Company's
          April 2000 Stock Purchase Agreement    Form 10-KSB for the year ended
          between Advanced Communications        June 30, 2002 filed on December
          Technologies, Inc. and Advanced        6, 2002.
          Communications (Australia)

-------------------------------------------------------------------------------


     (b) REPORTS ON FORM 8-K.

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

                           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                           By:     /s/ Wayne I. Danson
                                   -----------------------------------
                           Name:   Wayne I. Danson
                           Title:  President (Principal Executive Officer),
                                   Chief Financial Officer (Principal Accounting
                                   Officer)and Director
                           Date:   December 11, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Advanced Communications Technologies, Inc. (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: December 11, 2002                    /s/ Wayne I. Danson
                                           -------------------------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302


I, Wayne I. Danson, President of Advanced Communications Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002              By: /s/ Wayne I. Danson
                                         -------------------
                                         Wayne I. Danson
                                         President and Chief Financial Officer