Form 10QSB
period 2002-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-02-20
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Three Months Ended December 31, 2002


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

              As of January 31, 2003, there were 198,852,622 shares
                        of the registrant's no par value
                       common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002 (Audited)

     Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2002 and December 31, 2001

     Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2002 and December 31, 2001

     Notes to Unaudited Condensed Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  CONTROLS AND PROCEDURES


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31, 2002    JUNE 30, 2002
                                                           (UNAUDITED)         (AUDITED)
                                                      ------------------------------------
ASSETS

   CURRENT ASSETS:
   Cash                                                   $       3,375      $      11,093
                                                          -------------      -------------
   TOTAL CURRENT ASSETS                                           3,375             11,093
                                                          -------------      -------------

   PROPERTY AND EQUIPMENT (NET)                                  15,274             17,274
                                                          -------------      -------------

   OTHER ASSETS:

   Security Deposits                                              7,700             13,225
   Other Receivables                                              9,927              9,927
   Deferred Financing Costs, net of accumulated
   amortization                                                  66,771             63,333
                                                          -------------      -------------
   TOTAL OTHER ASSETS                                            84,398             86,485
                                                          -------------      -------------

TOTAL ASSETS                                              $     103,047      $     114,852
------------                                              =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES

   CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                  $   1,303,333      $     872,493
   Accrued Compensation                                         172,183            172,183
   Loan Payable to Shareholder                                1,055,736          1,055,736
   12% Convertible Debentures                                         -            100,407
   Interest Payable                                              87,584             62,917
                                                          -------------      -------------
   TOTAL CURRENT LIABILITIES                                  2,618,836          2,263,736
                                                          -------------      -------------

   LONG-TERM LIABILITIES
   5% Convertible Debentures Due 1/04                         1,000,000          1,000,000
   10% Secured Convertible Debentures Due 11/04                 250,000                  -
   8% Note Payable Due 12/05                                    173,494                  -
   Note Payable-Advanced Communications (Australia)           1,791,166          1,791,166
                                                          -------------      -------------
   TOTAL LONG TERM LIABILITIES                                3,214,660          2,791,166
                                                          -------------      -------------
TOTAL LIABILITIES                                         $   5,833,496      $   5,054,902
                                                          -------------      -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, $.01 Par Value, 25,000,000 Shares
   Authorized, none issued and outstanding                            -                  -
   Common Stock, No Par Value, 200,000,000
   Shares Authorized, 118,852,622 and 114,102,622
   shares issued and outstanding, respectively               25,826,505         25,471,098
   Deferred Commitment fees, net of accumulated
   amortization                                                (375,000)          (562,500)
   Accumulated Deficit                                      (31,181,954)       (29,848,648)
                                                          -------------      -------------
   TOTAL STOCKHOLDERS' DEFICIENCY                            (5,730,449)        (4,940,050)
                                                          -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $     103,047      $     114,852
----------------------------------------------            =============      =============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                              ------------------------------- -----------------------------
                                                 December 31,   December 31,    December 31,     December 31,
                                                     2002           2001           2002              2001
                                              ---------------   -------------  --------------   -------------
OPERATING EXPENSES

   Consulting Fees                                $    1,667    $    124,453    $     18,439     $   224,453

   Amortization and Depreciation                     106,312         101,000         211,062         202,000

   Professional Fees                                 171,147         210,061         463,556         340,809

   Other Selling, General and Administrative
   Expenses                                           27,901         185,446          52,088         275,750

   Stock-Based Compensation                                -          30,000                          60,000
                                                 -----------    ------------    ------------     -----------

TOTAL OPERATING EXPENSES                             307,027         650,960         745,145       1,103,012
                                                 -----------    ------------    ------------     -----------

(Loss) From Operations                              (307,027)       (650,960)       (745,145)     (1,103,012)
                                                 -----------    ------------    ------------     -----------

OTHER EXPENSES

   Lawsuit Settlements                               (15,000)              -        (188,494)              -

   Interest expense                                 (327,167)         (1,000)       (399,667)         (5,206)
                                                 -----------    ------------    ------------     -----------

TOTAL OTHER (EXPENSES)                              (342,167)         (1,000)       (588,161)         (5,206)
                                                 -----------    ------------    ------------     -----------

NET (LOSS)                                        $ (649,194)   $   (651,960)   $ (1,333,306)    $(1,108,218)
----------                                       ===========    ============    ============     ===========


Net (Loss) Per Share- Basic and Dilutive             $(0.005)        $(0.007)         $(0.01)         $(0.01)
                                                 ===========    ============    ============     ===========


Weighted Average Number of Shares

Outstanding During the Period- Basic and
Dilutive                                         118,798,274      98,157,087     116,947,051      96,898,056
                                                 ===========    ============    ============     ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31, 2002    DECEMBER 31, 2001
                                                           -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net (loss)                                                  $  (1,333,306)     $   (1,108,218)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization                                     211,062             202,000
Expenses incurred in exchange for common stock                      5,000             360,559
Accrued compensation                                                    -              87,500
Interest Expense attributable to beneficial conversion            250,000                   -
Lawsuit Settlement                                                173,494                   -
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Security deposits                                                 5,525              (8,334)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                           430,840               3,532
  Interest payable                                                149,667               1,000
                                                            -------------      --------------
     Net cash used in operating activities                       (107,718)           (461,961)
                                                            -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Repayment of unaffiliated note payable                                  -             (25,000)
                                                            -------------      --------------
     Net cash used in investing activities                              -             (25,000)
                                                            -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Loan proceeds from shareholder                                          -             259,736
Proceeds from issuance of convertible debt, net                   100,000                   -
Repayment of note payable                                               -            (118,530)
Proceeds from issuance of short-term note                               -             325,000
Proceeds from issuance of common stock
and warrants net of offering costs                                      -             130,000
                                                            -------------      --------------
     Net cash provided by financing activities                    100,000             596,206
                                                            -------------      --------------

Net increase (decrease)/increase in cash                           (7,718)            109,245

Cash at beginning of year                                          11,093               6,816
                                                            -------------      --------------

CASH AT END OF PERIOD                                       $       3,375      $      116,061
---------------------                                       =============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Interest Paid                                               $           -      $       14,538
                                                            =============      ==============
Income Taxes Paid                                                       0                   0
                                                            =============      ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
-----------------------------------------------------------

During the six months  ended  December 31, 2002,  the Company  issued  4,250,000 shares of common stock valued at $100,407 in full settlement of the September 1999 12% Senior Secured Convertible Debentures.

During the six months ended December 31, 2002, the Company issued 500,000 shares of common stock valued at $5,000 in partial settlement of unpaid prior legal and consulting fees.

During the six months ended December 31, 2002, the Company converted $125,000 of accrued interest into 10% Secured Convertible Debentures and incurred $25,000 of financing costs associated with the issuance of its 10% Secured Convertible Debentures.

During the six months ended December 31, 2001, the Company issued 1,190,000 shares of common stock, valued at $357,001, in partial payment of notes payable held by Advanced Communications Technologies (Australia) Pty Ltd, in which the Company owned a 20% interest.



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------

     The accompanying unaudited condensed consolidated financial statements include the results of Advanced Communications Technologies, Inc. ("ACT" or the "Company") and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. The financial statements reflect all adjustments of a recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial statements.

     Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

(A) ORGANIZATION
----------------

     Advanced Communications Technologies, Inc., a Nevada corporation, was incorporated on April 30, 1998 and was inactive from its date of formation until April 1999 when it merged with and into the Company in a reverse merger. In consideration for 90% of the stock of the Company, Advanced Communications Technologies, Inc (Nevada) (of which Roger May, our former Chairman and CEO was the principal shareholder) transferred all of its assets which included all of the rights and interest in the SpectruCell technology for the North and South American territories. For accounting purposes, the merger was treated as an acquisition of all of the assets of the Company and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On July 1, 2001, AGC ceased operations and has been inactive since this date. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart"), an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technologies (Australia) Pty Ltd ("Advanced Communications (Australia)"), an unconsolidated affiliated entity, which on November 11, 2002 was unilaterally terminated by Advanced Communications (Australia). On July 5, 2000, the Company entered into a interim License and Distribution Agreement with Advanced Communications (Australia) pursuant to which the Company had the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. On October 25, 2002, the interim License and Distribution Agreement was unilaterally terminated by Advanced Communications (Australia). Despite the termination of the interim License Agreement, the Company still owns the North and South American rights to market and distribute SpectruCell that it acquired pursuant to the April 1999 merger with Advanced Communications (Nevada). In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of Advanced Communications (Australia). In November 2000, the Company formed Advanced Network Technologies (USA), Inc. ("ANT"), a Delaware corporation, owned 70% by the Company and 30% by Advanced Communications (Australia). Both Australon and ANT are inactive and have never been operational. Australon Enterprises Pty Ltd is an Australian public company that manufactures and distributes remote monitoring devices for homes and businesses such as remote meter reading and residential automated gateway devices. While Mr. May, our former CEO and Chairman of the Board has a significant ownership interest in Australon Enterprise Pty, through his ownership interest in Advanced Communications (Australia), he is not involved in Australon `s daily management or business operations and is not represented on its Board of Directors. The joint venture relationship was established while Mr. May controlled both companies. Presently, the company is not in negotiations with Australon Enterprises Pty and does not intend to enter into any discussions with Australon's management. Australon USA, Inc is inactive and will remain inactive for the foreseeable future.

     The Company will account for the future results of operations, if any, of Australon on an equity basis and ANT on a consolidated basis.

     The Company is a marketing company whose primary asset is the ownership of the rights to market and distribute the SpectruCell technology in the North and South American territories. The Company expects to generate revenue from the marketing and distribution of the SpectruCell technology when and if it becomes available to the marketplace. The Company has not generated any meaningful revenue to date.

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

(E) PROPERTY AND EQUIPMENT
--------------------------

     Property  and  equipment  are  stated  at  cost  and   depreciated,   using
accelerated methods, over the estimated useful lives of 5 years.

(F) LONG-LIVED ASSETS
---------------------

     The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

(G) INCOME TAXES
----------------

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

     There was no current income tax expense for the fiscal years ended June 30, 2002 and 2001 and for the six months ended December 31, 2002 and 2001 due to net operating losses in both periods. Any deferred tax asset arising from the future benefit of the Company's net operating loss carryforward, of approximately $15,500,000 as of December 31, 2002 has been fully reserved.

(H) COMPREHENSIVE INCOME
------------------------

     The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components..

(I) CONCENTRATION OF CREDIT RISK
--------------------------------

     The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(J) LOSS PER SHARE
------------------

     Basic and dilutive net loss per common share is computed based upon the weighted average common shares outstanding.

(K) NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------

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


NOTE 2.  PROPERTY AND EQUIPMENT
-------------------------------

                                      December 31, 2002       June 30, 2002
                                     -------------------    -----------------

Computer and office equipment          $     32,909          $     32,909
Less:  Accumulated depreciation             (17,635)              (15,635)
                                       --------------        --------------
     Property and equipment - net      $     15,274          $     17,274
                                       ==============        ==============

     Depreciation expense for each of the three months ended December 31, 2002 and 2001 was $1,000.


NOTE 3.  ACCRUED COMPENSATION
-----------------------------

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

     At the request of the Company's Board of Directors, the Compensation Committee conducted a review of the nature of the past services provided by Mr. May to the Company to determine whether a portion of such services are more properly allocable to the Company's unconsolidated Australian affiliate. At the Company's March 26, 2002 Board of Director's meeting, the Board of Directors unanimously approved the recommendation of the Compensation Committee to reduce Mr. May's prior accrued compensation by $394,361 representing services Mr. May performed for Advanced Communications (Australia), leaving a balance of $172,183 at December 31, 2002 and June 30, 2002.


NOTE 4. NOTES AND LOAN PAYABLE
------------------------------

(A) NOTE PAYABLE TO ADVANCED COMMUNICATIONS (AUSTRALIA)
-------------------------------------------------------

     The Company had a non-interest bearing and unsecured note payable to Advanced Communications (Australia) of $7,500,000 as of April 5, 2000 . The note was payable in three equal monthly installments commencing on May 31, 2000. Under the terms of the Stock Purchase Agreement with Advanced Communications (Australia), the monthly installment payments were extended indefinitely without interest to allow the Company, on a best efforts basis, to raise the cash portion of the purchase price through a private or public offering of securities. There are no default or penalty provisions under the terms of the

Stock Purchase Agreement. Upon raising funds pursuant to a private or public offering, the Company was obligated to repay Advanced Communications (Australia)'s note with those funds remaining after deduction for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by the Company's Board of Directors.

     During the fiscal years ended June 30, 2002 and 2001, the Company repaid in both cash and common stock, $5,326,833 and $382,001 of the obligation, respectively. As of December 31, 2002, the balance of the Company's obligation to Advanced Communications (Australia) was $1,791,166.

     On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company which stated that the April 2000 Stock Purchase Agreement was terminated immediately due to the Company's insolvency. The effect of the purported Notice of Termination is to cancel the Company's stock interest in Advanced Communications (Australia). Consistent with our decision to withdraw from the Australia litigation, we have not challenged the purported termination of the Stock Purchase Agreement in the Australia Court. Given that Advanced Communications (Australia) is in an insolvency proceeding in Australia, has ceased to do business as an operating entity, that its assets have been sold, and that the Company has written off its entire investment in Advanced
Communications (Australia), the future financial impact of this on the Company is not believed to be significant. We believe that, subject to advice of Australian counsel, as a result of Advanced Communications (Australia's) insolvency proceeding and its purported termination of the Stock Purchase
Agreement, no further money is owed, and we have no further obligation to Advanced Communications (Australia).

(B) LOAN PAYABLE TO SHAREHOLDER
-------------------------------

     As of December 31, 2002 and June 30, 2002, the Company owed Global Communications Technology Pty, an Australian company wholly-owned by Mr. May, a former officer and director of the Company, $1,055,736, for funds advanced to the Company to provide working capital. This loan is non-interest bearing and unsecured, and has no scheduled date for repayment. The Company believes that the loan is not due upon demand. However, since the actual repayment terms are not known with any specificity because the terms are not confirmed in a written document, the loan has been classified as a current liability.

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

Interest of $1,889 was accrued on the note payable as of December 31, 2002.


NOTE 5.  CONVERTIBLE DEBENTURES
-------------------------------

5% CONVERTIBLE DEBENTURES DUE JANUARY 2004
------------------------------------------

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

     The Company incurred $80,000 of financing costs associated with the 5% Convertible Debentures that is being amortized over the life of the debentures. Amortization of $10,000 and $20,000 was expensed for the three months and six months ended December 31, 2002, respectively.

     During the three months ended December 31, 2002, the Company converted $125,000 of accrued interest on the Convertible Debentures into 10% Secured Convertible Debentures issued on November 22, 2002.

     As of December 31, 2002 and June 30, 2002, interest of $10,417 and $62,917, respectively, is accrued on these debentures.

     On January 22, 2003, bondholders elected to convert $56,000 of the debentures at a price of $.0032 per share, into 17,500,000 shares of restricted common stock.

10% SECURED CONVERTIBLE DEBENTURES DUE NOVEMBER 2004
----------------------------------------------------

     On November 22, 2002, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., whereby it agreed to issue and sell Two Hundred Fifty Thousand Dollars ($250,000) of Secured Convertible Debentures. These Secured Convertible Debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 31, 2002. These Secured Convertible Debentures accrue interest at a rate 10% per year and are convertible at the holder's option. At the Company's option, these debentures may be paid in cash or redeemed at a 20% premium on or before December 15, 2002 and at a 50% premium after December 15, 2002 and prior to November 2004. In connection with the Securities Purchase Agreement, the Company entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby it granted a security interest in all of its assets as security for its obligations under the Secured Convertible Debentures, as well as all other obligations of Advanced Communications to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement, including, without limitation, those obligations of the Company to Cornell Capital Partners, L.P. under the Convertible Debentures dated January 2002.

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

     The Company incurred $25,000 of financing costs associated with the 10% Secured Convertible Debentures that is being amortized over the life of the debentures. Amortization expense of $1,562 was recorded for the three months ended December 31, 2002.

     As of December 31, 2002 interest of $2,778, is accrued on these debentures.

     On January 22, 2003, Cornell Capital Partners, L.P. elected to convert $62,500 of debentures into 62,500,000 shares of restricted common stock.

     Future maturities of long-term debt as of December 31, 2002 are as follows:



                          YEAR                AMOUNT
                          ----                ------
                          2004              $1,307,831
                          2005                  57,831
                          2006                  57,831
                                          --------------
                          Total             $1,423,493
                                          ==============

NOTE 6.  STOCKHOLDERS' DEFICIENCY
---------------------------------

(A) STOCK ISSUED FOR CONVERTIBLE DEBENTURES
-------------------------------------------

     During the six months ended December 31, 2002, the Company issued 4,250,000 shares of stock to the 12% Convertible Debenture holders in full settlement of the Company's outstanding obligation of $100,407.

(B) STOCK ISSUED FOR SERVICES
-----------------------------

     On October 10, 2002, the Company's Board of Directors approved the issuance of 100,000 shares each or 500,000 shares in the aggregate to Messrs. Danson, Prouty, Lichtman, Roche and Finch, having a value of $1,000 each or $5,000 in the aggregate, in partial satisfaction of unpaid prior legal and consulting fees. These shares were issued on December 5, 2002.


NOTE 7.  RELATED PARTIES
------------------------

(A) GLOBAL COMMUNICATIONS TECHNOLOGY PTY LTD
--------------------------------------------

     Global Communications Technologies Pty Ltd., a related party, is wholly owned by Mr. May a stockholder of the Company.

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


NOTE 8.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

(D) PENDING CLAIM BY ADVANCED COMMUNICATIONS  (AUSTRALIA) FOR COSTS OF AUSTRALIA
--------------------------------------------------------------------------------
LITIGATION AND FOR DAMAGES
--------------------------

     Following our withdrawal from the Australia litigation against Mr. May and Advanced Communications (Australia), Advanced Communications (Australia) applied to the court for an order awarding its costs of the litigation against the Company. Advanced Communications (Australia) has indicated that its costs of litigation were approximately AU$400,000 or US$220,000. Advanced Communications (Australia) has also applied for an order awarding damages against the Company in the amount of Aus $6,000,000 or approximately US$3,200,000 as a result of the Company notifying third parties in the U.S. with which Advanced Communications (Australia) was dealing in regard to SpectruCell, of the Australia Court's August 23, 2002 injunctive orders. Management believes that based on information made available to it, Advanced Communications (Australia) proposed claims for damages are without merit. As far as the Company knows, the Australia Court has not awarded any costs and has not awarded any damages against the Company. It is not known if such awards will be made and, if they are made, what their amounts will be.

(E)  LEGAL MATTERS
------------------

(i)  NANCY J. NEEDHAM AND EDMUND R. DUPONT LAWSUIT

     In NANCY J. NEEDHAM; EDMUND R. DUPONT ET AL V. ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., ET AL, an action filed July 2000 in the Fifteenth Judicial Circuit in the State of Florida, two former officers and directors of the Company are seeking damages and injunctive relief arising out of the Company's refusal to provide legal opinion letters and to take other actions necessary to allow the former officers to convert restricted stock into unrestricted stock by an exemption under Rule 144 of the Securities and Exchange regulations. The Company has filed a counterclaim to rescind all of the Plaintiffs' stock for lack and/or failure of consideration and other damages. In October 2001, the court denied summary judgment for the Plaintiffs. On November 14, 2002, the Company settled the litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issuing a three year promissory note for $173,494 to reimburse the plaintiffs for its legal costs. The plaintiffs agreed to release the Company, its officers, and directors, except Mr. May and Mr. Halperin, the Company's former SEC counsel from any claims for damages. On November 18, 2002 a Notice of Voluntary Dismissal was filed with the court. In accordance with the provisions of FASB 5 paragraph 35, the Company has recorded the expense of settlement and the associated liability in its September 30, 2002 interim financial statements.

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

(ii) STAR MULTICARE SERVICES, INC.

     In STAR MULTI CARE SERVICES, INC. V. ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., an action filed September 18, 2000 in the Fifteenth Judicial Circuit in the State of Florida, Star Multi Care Services, Inc. ("Star") sued the Company for alleged breach of contract and the recovery of a break-up or termination fee in excess of $50,000 in conjunction with the Company's alleged failure to consummate a proposed merger with Star in January 2000. On January 13, 2003, the Company settled the action by agreeing to remit $15,000 to Star Multicare Services, Inc by March 15, 2003. In the event that the Company does not remit the $15,000 on or before March 15, 2003, then the Company is obligated to remit $20,000 to Star MultiCare on or before May 15, 2003. An additional $5,000 penalty is imposed if the Company fails to remit the $20,000 on or before May 15, 2003. In accordance with the provisions of FASB 5 paragraph 35, the Company has recorded the expense of settlement and the associated liability in its December 31, 2002 interim financial statements.

     As of December 31, 2002, management has settled all of its outstanding lawsuits and has recorded the financial statement impact of such settlements. Moreover, management does not believe that the contingencies described above will have a material adverse impact on the future financial condition of the Company.


NOTE 9.  GOING CONCERN
----------------------

     The Company's consolidated financial statements for the six months ended December 31, 2002, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's net loss of $1,333,306 for the six months ended December 31, 2002, working capital deficiency of $2,615,461 and stockholders' deficiency of $5,730,449, raise substantial doubt about its ability to continue as a going concern.

     The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, implement its business plan and acquire an existing profitable business enterprise. Management anticipates that the issuance of securities will generate sufficient resources for the continuation of the Company's operations and the implementation of its business plan.

     The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 10.  SUBSEQUENT EVENTS
---------------------------

     On January 22, 2003, holders of the Company's 5% and 10% Convertible Debentures elected to convert $56,000 and $62,500 into 17,500,000 and 62,500,000 shares, respectively, of the Company's restricted common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements." The following discussion should be read in conjunction with the June 30, 2002 audited financial statements and notes thereto included in the Company's Form 10-KSB.

FINANCIAL CONDITION

     We had net losses of $4,332,693 and $19,732,566 during the years ended June 30, 2002 and 2001, respectively. For the six months ended December 31, 2002, we had a net loss of $1,333,306. As of December 31, 2002, we had a net loss of $1,333,306, cash of $3,375 and current liabilities of $2,618,836. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On November 22, 2002, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, whereby we agreed to issue and sell $250,000 of 10% Secured Convertible Debentures. These Secured Convertible Debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 31, 2002. $125,000 of the 10% Secured Convertible Debentures was issued in exchange for accrued and unpaid interest (including default interest) on the Company's January 2002 5% $1,000,000 Convertible Debentures with $125,000 issued in exchange for cash of which the Company netted $100,000 after fees and expenses. The Company used the funds from the 10% Secured Convertible Debentures to pay a portion of its legal and accounting professionals outstanding fees and other critical operating costs.

     If we are unable to obtain additional funding through our Equity Line of Credit facility (as described in the Management Discussion and Analysis of Financial Condition and Results of Operations included elsewhere), then the failure to obtain this funding will have a material adverse effect on our business and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy our creditors in full. Accordingly, should we be forced to file for bankruptcy protection, there is no assurance that our stockholders would receive any value.


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 TO THE THREE MONTHS ENDED DECEMBER 31, 2001

     OVERALL RESULTS OF OPERATIONS

     For the three months ended December 31, 2002 we incurred an overall loss of ($649,194) or ($.005) per share, which was a slight decrease from the loss of ($651,960) or ($0.007) per share for the comparable period in the prior year.


     REVENUE

     No revenues were generated during either the three months ended December 31, 2002 or December 31, 2001.

     OPERATING EXPENSES

     Operating expenses for the three months ended December 31, 2002, were $307,027 and represent a substantial (53%) decrease in operating expenses of $650,960 for the comparative period ended December 31, 2001. Included in operating expenses for both periods is $106,312 and $101,000 respectively, of depreciation and amortization attributable to the quarterly depreciation of our office property and equipment ($1,000) and $105,312 of amortization attributable to deferred financing and commitment fees for the three months ended December 31, 2002 and $100,000 of amortization of goodwill associated with our investment in Advanced Communications (Australia) for the three months ended December 31, 2001. Because goodwill was completely written-off in our June 30, 2002 financial statements, no amortization of goodwill was incurred for the three months ended

December 31, 2002. Consulting fees for the three months ended December 31, 2002 decreased by $122,786 from the comparative period due to the curtailment of our operations commencing August 1, 2002. Professional fees for the three months ended December 31, 2002 also decreased $38,914 over the comparable three-month period ended December 31, 2001 due to the decrease in legal fees as a result of the Company's settlement of all its remaining lawsuits and its withdrawal from the Australian litigation with Roger May and Advanced Communications (Australia).

     Other selling, general and administrative expenses decreased $157,545 from the comparative three month period ended December 31, 2001 due to the Company's curtailment of its operations and relocation of its office to New York. In particular, the Company has reduced its office rent, marketing and promotion, and other office operating expenses by approximately $133,000 from the comparative three month period ended December 31, 2001.

     OTHER EXPENSE

     Interest expense incurred for the three months ended December 31, 2002 was $327,167 and was principally attributable to $250,000 of intrinsic interest on the beneficial conversion feature of the Company's 10% Secured Convertible Debentures due November 2004, $72,500 of accrued and default interest on the 5% $1,000,000 Convertible Debentures due January 2004 and $1,889 of interest on the 8% Note Payable due 2005. During the quarter, the Company also repaid $125,000 of accrued and default interest on its 5% $1,000,000 Convertible Debentures due January 2004 from proceeds on the Company's 10% $250,000 Secured Convertible Debentures that it issued in November 2002. Interest of $1,000 for the comparative three-month period ended December 31, 2001 was attributable entirely to interest on the $325,000 short-term loan entered into on December 13, 2001 and repaid in January 2002. During the three month period ended December 31, 2002, the Company also recorded, in accordance with paragraphs 8(a) and 35 of FASB 5, $15,000 of expense relating to the settlement of the Star MultiCare lawsuit. No such expense was incurred during the comparative three month period ended December 31, 2001.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2002 TO THE SIX MONTHS ENDED DECEMBER 31, 2001

     OVERALL RESULTS OF OPERATIONS

     For the six months ended December 31, 2002, the Company incurred an overall net loss of ($1,333,306) or ($.01) per share, as compared to an overall net loss of ($1,108,218) or ($.01) per share, for the comparative six months ended December 31, 2001. The overall net loss for the six months ended December 31, 2002 was 20% more than the net loss for the six months ended December 31, 2001.

     REVENUE

     No revenues were generated during either the six months ended December 31, 2002 or December 31, 2001.

     OPERATING EXPENSES

     Operating expenses for the six months ended December 31, 2002, were $745,145 and represent a substantial (32%) decrease in operating expenses of $1,103,012 for the comparative period ended December 31, 2001. Included in operating expenses for both periods is $211,062 and $202,000 respectively, of depreciation and amortization attributable to the quarterly depreciation of our office property and equipment ($2,000) and $209,062 of amortization attributable to deferred financing and commitment fees for the six months ended December 31, 2002 and $200,000 of amortization of goodwill associated with our investment in Advanced Communications (Australia) for the six months ended December 31, 2001. Because goodwill was completely written-off in our June 30, 2002 financial statements, no amortization expense for goodwill was recorded for the six months ended December 31, 2002. Consulting fees for the six months ended December 31, 2002 decreased by $206,014 from the comparative period due to the curtailment of our operations commencing August 1, 2002. Professional fees for the six months ended December 31, 2002 increased by $122,747 over the comparable six month period ended December 31, 2001 due to the increase in legal fees associated with the Company's settlement of all its remaining lawsuits and its litigation with Roger May and Advanced Communications (Australia).

     OTHER EXPENSE

     Interest expense incurred for the six months ended December 31, 2002 was $399,667 and was principally attributable to $250,000 of intrinsic interest on the beneficial conversion feature of the Company's 10% Secured Convertible Debentures due November 2004, $145,000 of accrued and default interest on the 5% $1,000,000 Convertible Debentures due January 2004, $1,889 of interest on the 8%

Note Payable due 2005 and $2,778 of interest on the 10% $250,000 Secured Convertible Debentures issued November 2002. Interest of $5,206 for the comparative six-month period ended December 31, 2001 was attributable to the Grassland Capital note payable of $118,530 which was paid in October 2001 and interest on the $325,000 short-term loan issued in December 2001 that was repaid in early January 2002. During the six month period ended December 31, 2002, the Company settled its remaining two lawsuits and recorded $188,494 of settlement expense in accordance with paragraphs 8(a) and 35 of FASB 5. No such expense was incurred during the comparative six month period ended December 31, 2001.

     SIGNIFICANT ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the Securities and Exchange Commission to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangement, contractual obligations and commercial commitments.

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

     COMPREHENSIVE INCOME

     The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components..

     CONCENTRATION OF CREDIT RISK

     The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     LOSS PER SHARE

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

     (B)  LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, our principal source of liquidity was $3,375 of cash. We have no credit facilities in place. On January 10, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, for a period of two years periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will be paid a fee of 3% of each advance under the Equity Line of Credit. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us (i) increasing the number of shares of common stock that we are authorized to issue and (ii) registering the shares of common stock with the Securities and Exchange Commission. Our Equity Line of Credit is not yet effective and the Company has not drawn down any funds from this facility. Except for the Equity Line of Credit, we have no commitments for capital. Based upon the current price of the Company's stock, we will only be able to draw down a fraction of the maximum $30 million under the Equity Line of Credit.

     In January 2003, the holders of our 5% and 10% Convertible Debentures converted $56,000 and $62,500 into 17,500,000 and 62,500,000 shares, respectively, of our common stock. As a result of these conversions, we have 198,852,622 shares of common stock outstanding. Pursuant to our Articles of Incorporation, we are authorized to issue 200,000,000 shares of common stock. As a result, we do not have a sufficient number of authorized shares of common stock to issue to raise capital under the Equity Line of Credit, to honor conversions of outstanding debentures or for any other purpose. We intend to seek the approval of our shareholders to increase our authorized common stock. Such an increase would provide additional shares of common stock to issue to honor existing commitments, such as the conversion of outstanding debentures, and for capital raising purposes. Our inability to obtain shareholder approval to increase our authorized common stock will materially hamper our ability to raise capital and to continue operations.

     We anticipate that our cash needs over the next 12 months consist of general working capital needs of $600,000, plus the repayment of outstanding indebtedness of $2,618,836. These obligations include accounts payable and accrued expenses in the amount of $1,303,333, accrued interest of $87,584, accrued compensation of $172,183 and an unsecured, non-interest-bearing loan in the amount of $1,055,736 payable to an entity wholly-owned by Roger May, a former officer and director . In addition, we have a note payable to Advanced Communications (Australia) in the amount of $1,791,166 at December 31, 2002 that was the subject of a lawsuit by us against Roger May and Advanced Communications (Australia). Management believes that subject to advice of Australian counsel, as a result of the unilateral cancellation of the stock purchase agreement by Advanced Communications (Australia) Pty Ltd., no further money is owed and we have no further obligation to Advanced Communications (Australia). As of December 31, 2002, we had a working capital deficiency of $2,615,461. We will attempt to satisfy our cash needs over the next 12 months from the sale of securities or loans, including the Equity Line of Credit.

     Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of December 31, 2002, we had an accumulated deficit of $31,181,954. Cash used in operations for the fiscal years ended June 30, 2002 and 2001 was $1,103,254 and $1,479,999, respectively. At December 31, 2002, our only source of liquidity was $3,375 of cash. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Subsequent to the end of the fiscal year, we have substantially curtailed our overhead and have relocated our office in California to New York and terminated all of our consultants. Unless we are able to raise additional capital through the draw down of our equity line once it is declared effective by the SEC, we will be unable to continue our operations. We have no other sources of internal or external capital.

     On November 22, 2002, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, whereby we agreed to issue and sell $250,000 of 10% Secured Convertible Debentures. These Secured Convertible Debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 31, 2002. $125,000 of the 10% Secured Convertible Debentures was issued in exchange for accrued unpaid interest (including default interest) on the Company's January 2002 5% $1,000,000 Convertible Debentures with $125,000 issued in exchange for cash which the Company netted $100,000 after fees and expenses. The Company used the funds from the 10% Secured Convertible Debentures to pay a portion of its legal and accounting professionals outstanding fees and other critical operating costs. In January 2003, holders of the 5% and 10% Convertible Debentures
converted   $56,000  and  $62,5000  into  17,5000,000  and  62,500,000   shares,
respectively, of our common stock.

     If we are unable to obtain additional funding through our Equity Line of Credit facility, this will have a material adverse effect on our business and our ability to continue as a going concern. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy our creditors in full. Accordingly, should we be forced to file for bankruptcy protection, there is no assurance that our stockholders would receive any value.

     The Company has total liabilities of $5,833,496 as of December 31, 2002. Included in this total are contractual obligations of $2,814,411. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                             Payments Due By Period
                                   ------------------------------------------------------------------------
                                                   1 Yr. Or          2-3           4-5        After
Contractual Obligations              Total         Or Less          Years         Years      5 Years
-----------------------            ------------------------------------------------------------------------
Note Payable                     $   173,494 *   $    57,813     $   115,681    $     --     $     --

Convertible Debentures             1,337,584              --       1,337,584          --           --
Accounts Payable and
  Accrued Expenses                 1,303,333       1,303,333              --          --           --
Total Contractual Obligations     $2,814,411     $ 1,361,146      $1,453,265    $     --     $     --

     * Excludes $1,791,166 due to Advanced Communications (Australia). The Company believes that this obligation has been cancelled by Advanced Communications (Australia) due to Advanced Communications (Australia)'s unilateral revocation of the Stock Purchase Agreement and is no longer obligated to pay this.

     Our only source of funds to repay these obligations will come from our Equity Line of Credit facility. We have no other source of funds, internal or external with which to repay our contractual obligations.

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

     We are attempting to register shares of common stock to be issued in connection with the Equity Line of Credit and upon conversion of the debentures. We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Pursuant to our Articles of Incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which 198,852,622 are outstanding. At a recent price of $0.005 per share, we would be required to issue 6,000,000,000 shares of common stock in order to fully utilize the $30.0 million available. In order to access funds under the Equity Line of Credit, we must obtain a vote of at least a majority of the outstanding shares in order to increase our authorized shares of common stock for this purpose. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

     In November 2002, Advanced Communications entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., whereby it agreed to issue and sell Two Hundred Fifty Thousand Dollars ($250,000) of Secured Convertible Debentures. These Secured Convertible Debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 31, 2002. These Secured Convertible Debentures accrue interest at a rate 10% per year and are convertible at the holder's option. At Advanced Communications' option, these debentures may be paid in cash or redeemed at a 20% premium on or before December 15 2002 and at a 50% premium after December 15, 2002 and prior to November 2004. In connection with the Securities Purchase Agreement, Advanced Communications entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby it granted a security interest in all of its assets as security for its obligations under the Secured Convertible Debentures, as well as all other obligations of Advanced Communications to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement, including, without limitation, those obligations of Advanced Communications to Cornell Capital Partners, L.P. under the Convertible Debentures dated January 2002. The security agreement provides, however, that upon the payment in full by Advanced Communications of its obligations to Cornell Capital Partners, L.P. arising from the Securities Purchase Agreement dated November 2002, and the related documents, Cornell Capital Partners, L.P. agrees to release any and all security interests it has in SpectruCell and all of the Company's real and intangible assets. The Convertible Debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded as an interest expense and a component of equity on the issuance date. In January 2003, Cornell Capital Partners converted $62,500 of the debentures into 62,500,000 shares of common stock.

     On January 10, 2002, we executed various financing agreements with Cornell Capital Partners, LP whereby Cornell and certain other investors purchased from us $1 million of two-year Convertible Debentures and Cornell entered into a $30 million Equity Line of Credit. Pursuant to the Convertible Debenture financing, we received $564,000 net of financing and closing costs and the repayment of the $325,000 ninety-day note. The debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.008 (i.e., 80% of the recent price of $0.01), then the holders of the Convertible Debentures would have received 125,000,000 shares of common stock. We do not have a sufficient number of authorized shares of common stock to honor these conversions. Accordingly, we intend to seek approval form our shareholders to increase our authorized shares of common stock. These Convertible Debentures accrue interest at a rate 5% per year and are convertible at the holder's option. These Convertible Debentures have a term of two years. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to January 2004. The issuance of shares upon conversion of the Debentures or pursuant to the Equity Line of Credit will have a dilutive impact on our existing stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue upon conversion of the debentures or under the Equity Line of Credit. If our stock price were lower, then our existing stockholders would experience greater dilution. The Convertible Debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded as an interest expense for the fiscal year ended June 30, 2002 and a component of equity on the issuance date.

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net cash used in operating activities was $232,718 and $461,961 for the six months ended December 31, 2002 and 2001, respectively. The use of cash by operating activities was principally the result of net losses during both reporting periods together with a corresponding increase in accounts payable, accrued interest and the settlement of lawsuits for the six months ended December 31, 2002 and 2001, respectively.

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

     No net cash was provided by or used in investing activities for the six months ended December 31, 2002. For the six months ended December 31, 2001, $25,000 of cash was used to repay a portion of the loan to Advanced Communications (Australia).

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

     During the six months ended December 31, 2002, the Company generated $100,000 of net cash from financing activities from proceeds on the $250,000 10% Secured Convertible Debenture that we issued on November 22, 2002. During the six months ended December 31, 2001, the Company generated $596,206 of net cash from financing activities which was attributable to $130,000 of proceeds received from the sale of equity securities pursuant to a private placement that commenced December 2000 and ended August 2001, $259,736 of loan proceeds received from Global Communications Technology Pty Ltd, an entity wholly owned by Roger May, a former officer and director of the company, and $325,000 of proceeds from a short-term loan from Cornell Capital Partners, L.P. issued on December 13, 2001 and repaid in early January 2002 from proceeds of the 5% $1,000,000 Convertible Debentures. During the six months ended December 31, 2001, the Company used $118,520 to pay, in full, the remaining balance on the Grassland note payable.

     (D)  ACQUISITIONS

     None

     (E)  COMPANY QUARTERLY STOCK PRICE

     PRICE RANGE OF COMMON STOCK

     Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of January 31, 2003, there were 198,852,622 common shares outstanding and approximately 443 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

     The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

--------------------------------------------------------------------------------
                                                     HIGH BID         LOW BID
                                                     --------         -------
2001
--------------------------------------------------------------------------------
Quarter Ended September 30, 2000                        $1.25           $ .56
Quarter Ended December 31, 2000                          1.19             .48
Quarter Ended March 31, 2001                             1.03             .45
Quarter Ended June 30, 2001                               .68             .27
--------------------------------------------------------------------------------
2002
--------------------------------------------------------------------------------
Quarter Ended September 30, 2001                        $ .41           $ .25
Quarter Ended December 31, 2001                           .38             .17
Quarter Ended March 31, 2002                              .26             .06
Quarter Ended June 30, 2002                               .08             .02
--------------------------------------------------------------------------------
2003
--------------------------------------------------------------------------------
Quarter Ended September 30, 2002                          .08            .005
Quarter Ended December 31, 2002                          .015            .004


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


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

     QUARTERLY EVALUATION OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS

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

     DISCLOSURE CONTROLS AND INTERNAL CONTROLS

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


ITEM 1.  LEGAL PROCEEDINGS

(i)  NANCY J. NEEDHAM AND EDMUND R. DUPONT LAWSUIT

     In NANCY J. NEEDHAM; EDMUND R. DUPONT ET AL V. ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., ET AL, an action filed July 2000 in the Fifteenth Judicial Circuit in the State of Florida, two former officers and directors of the Company are seeking damages and injunctive relief arising out of the Company's refusal to provide legal opinion letters and to take other actions necessary to allow the former officers to convert restricted stock into unrestricted stock under an exemption under Rule 144. The Company filed a counterclaim to rescind all of the Plaintiffs' stock for lack and/or failure of consideration and other damages. In October 2001, the court denied summary judgment for the Plaintiffs. On November 14, 2002, the Company settled the litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issuing a three year promissory note for $173,494 to reimburse the plaintiffs for its legal costs. The plaintiffs agreed to release the Company, its officers, and directors, except Mr. May and Mr. Halperin, the Company's former SEC counsel from any claims for damages. On November 18, 2002 a Notice of Voluntary Dismissal was filed with the court.

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


(ii) STAR MULTI CARE SERVICES, INC.

     In STAR MULTI CARE SERVICES, INC. V. ADVANCED COMMUNICATIONS TECHNOLOGIES, INC., an action filed September 18, 2000 in the Fifteenth Judicial Circuit in the State of Florida, Star Multi Care Services, Inc. ("Star") sued the Company for alleged breach of contract and the recovery of a break-up or termination fee in excess of $50,000 in conjunction with the Company's alleged failure to consummate a proposed merger with Star in January 2000. On January 13, 2003, the Company settled the action by agreeing to remit $15,000 to Star Multicare Services, Inc by March 15, 2003. In the event that the Company does not remit the $15,000 on or before March 15, 2003, then the Company is obligated to remit $20,000 to Star MultiCare on or before May 15, 2003. An additional $5,000 penalty is imposed if the Company fails to remit the $20,000 on or before May 15, 2003.

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


     PENDING CLAIM BY ADVANCED COMMUNICATIONS (AUSTRALIA) FOR COSTS OF AUSTRALIA LITIGATION AND FOR DAMAGES

     Following our withdrawal from the Australia litigation against Mr. May and Advanced Communications (Australia), Advanced Communications (Australia) applied to the court for an order awarding its costs of the litigation against the Company. Advanced Communications (Australia) has indicated that its costs of litigation were approximately AU $400,000 or approximately US$220,000. Advanced Communications (Australia) has also applied for an order awarding damages against the Company in the amount of AU$6,000,000 or approximately US$3,300,000 as a result of the Company notifying third parties in the U.S. with which Advanced Communications (Australia) was dealing in regard to SpectruCell, of the Australia Court's August 23, 2002 injunctive orders. The Company believes based on information made available to it, that Advanced Communications (Australia)'s proposed claims for damages are without merit. As far as the Company knows, the Australia Court has not awarded any costs and has not awarded any damages against the Company. It is not known if such awards will be made and, if they are made, what their amounts will be.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     All issuances of restricted stock have been valued based on the closing price of the stock as of the date the Company's Board of Directors approved the grant of shares.

     On October 10, 2002, the Company's Board of Directors approved the issuance of 100,000 shares each or 500,000 in the aggregate to Messrs. Danson, Prouty, Lichtman, Roche and Finch, having a value of $1,000 each or $5,000 in the aggregate in partial satisfaction of unpaid prior legal and consulting fees. These shares were issued on December 5, 2002.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     On January 22, 2003, holders of the Company's 5% and 10% Convertible Debentures elected to convert $56,000 and $62,500 into 17,500,000 and 62,500,000 shares, respectively, of the Company's restricted common stock.

     Effective December 12, 2002, Mr. Prouty resigned his position as Chairman of the Board. Mr. Prouty remains a director of the Company and is a member of the Company's audit, compensation and acquisitions committee. The Company has not yet replaced Mr. Prouty as Chairman.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

--------------------------------------------------------------------------------
EXHIBIT NO.   DESCRIPTION                     LOCATION
-----------   ------------------------------  ----------------------------------
--------------------------------------------------------------------------------

1.1           Exchange   Agreement  between   Incorporated   by   reference   to
              MRC      Legal       Services   Exhibit 1.1 to Company's  Form 8-K
              Corporation    and   Advanced   filed on February 4, 2000
              Communications  Technologies,
              Inc.  dated as of January 31,
              2000

2.1           Articles of  Incorporation of   Incorporated   by   reference   to
              Media  Forum   International,   Exhibit 2.1 to the Company's  Form
              Inc.                            S-8 filed on February 9, 2000

2.2           Second  Amendment to Articles   Incorporated   by   reference   to
              of      Incorporation      of   Exhibit 2.2 to the Company's  Form
              Telenetworx, Inc.               S-8 filed on February 9, 2000

2.3           Third  Amendment  to Articles   Incorporated   by   reference   to
              of   Incorporation  of  Media   Exhibit 2.3 to the Company's  Form
              Forum International, Inc.       S-8 filed on February 9, 2000

2.4           Bylaws of the Company           Incorporated   by   reference   to
                                              Exhibit 2.4 to the Company's  Form
                                              S-8 filed on February 9, 2000

2.5 Articles of Incorporation as Incorporated by reference to currently in effect for the Exhibit 3.1 to Form S-1
              Company                         Registration  Statement  filed  on
                                              August 14, 2001

2.6           Bylaws, as currently in effect  Incorporated   by   reference   to
                                              Exhibit    3.2   to    Form    S-1
                                              Registration  Statement  filed  on
                                              August 14, 2001

2.7           Fourth  Amendment to Articles   Incorporated   by   reference   to
              of Incorporation                Exhibit 2.7 to the Form SB-2 filed
                                              with the SEC on March 5, 2002

10.1          Lease  Agreement  dated as of   Incorporated   by   reference   to
              November 27, 2001 between the Exhibit 10.1 to the Form SB-2 Company and Continental filed with the SEC on March 5,
              Development, L. P. II           2002

--------------------------------------------------------------------------------
EXHIBIT NO.   DESCRIPTION                     LOCATION
-----------   ------------------------------  ----------------------------------
--------------------------------------------------------------------------------

10.2          Stock   Purchase    Agreement   Incorporated   by   reference   to
              between              Advanced   Exhibit   10.2  to  the Company's
              Communications  Technologies,   Form S-1 Registration  Statement
              Inc.       and       Advanced   filed on August 14, 2001
              Communications   Technologies
              (Australia) Pty Ltd.

10.3          Agreement   dated   June  27,   Incorporated  by  reference to
              2000,    between    Ladenburg   Exhibit 10.3 to the Company's Form
              Thalmann   &  Co.   and   the   S-1 Registration  Statement  filed
              Company                         on August 14, 2001

10.4          Common     Stock     Purchase   Incorporated   by   reference   to
              Agreement dated December 14, Exhibit 10.4 to the Company's Form 2000, between the Company and S-1 Registration Statement filed
              Wanquay Ltd.                    on August 14, 2001

10.5 Registration Rights Agreement Incorporated by reference to dated December 14, 2000, Exhibit 10.5 to the Company's Form between the Company and S-1 Registration Statement filed
              Wanquay Ltd.                    on August 14, 2001

10.6 Escrow Agreement dated Incorporated by reference to December 14, 2000, among the Exhibit 10.6 to the Company's Form
              Company,   Wanquay  Ltd.  and   S-1  Registration  Statement filed
              Epstein Becker & Green          on August 14, 2001

10.7          Consulting  Agreement with M.   Incorporated   by   reference   to
              Richard  Cutler dated January   Exhibit 10.1 to the Company's Form
              31, 2000                        S-8 filed on February 9, 2000

10.8          Stock   Purchase    Agreement   Incorporated   by   reference   to
              dated April 5, 2000,  between   Exhibit 10.5 to the Company's Form
              Advanced       Communications   10-QSB filed on May 24, 2000
              Technologies,     Inc.    and
              Advanced       Communications
              Technologies Pty Ltd.

10.9          Securities Purchase Agreement   Incorporated   by   reference   to
              dated  January 10,  2002,  by   Exhibit 10.9 to the Company's Form
              and      among       Advanced   10-QSB filed on February 12, 2002
              Communications  Technologies,
              Inc. and Buyers

10.10         Investor  Registration Rights   Incorporated   by   reference   to
              Agreement dated January 10, Exhibit 10.10 to the Company's 2002, by and among Advanced Form 10-QSB filed on February 12,
              Communications  Technologies,   2002
              Inc. and Investors

10.11         Transfer Agent Instructions     Incorporated   by   reference   to
                                              Exhibit  10.11  to  the  Company's
                                              Form 10-QSB  filed on February 12,
                                              2002

10.12         Escrow     Agreement    dated   Incorporated   by   reference   to
              January 10, 2002, by and Exhibit 10.12 to the Company's among Advanced Communications Form 10-QSB filed on February 12,
              Technologies,   Inc.,  Buyers   2002
              and First Union National Bank

10.13         Equity    Line   of    Credit   Incorporated   by   reference   to
              Agreement dated January 10, Exhibit 10.13 to the Company's 2002, by and between Cornell Form 10-QSB filed on February 12,
              Capital   Partners,   LP  and   2002
              Advanced       Communications
              Technologies, Inc.

10.14         Registration Rights Agreement   Incorporated   by   reference   to
              dated January 10, 2002, by Exhibit 10.14 to the Company's and between Advanced Form 10-QSB filed on February 12,
              Communications  Technologies,   2002
              Inc.

10.15         Placement   Agent   Agreement   Incorporated   by   reference   to
              dated January 10, 2002, by Exhibit 10.15 to the Company's and between Advanced Form 10-QSB filed on February 12,
              Communications  Technologies,   2002
              Inc. and  Westrock  Advisors,
              Inc.

--------------------------------------------------------------------------------
EXHIBIT NO.   DESCRIPTION                     LOCATION
-----------   ------------------------------  ----------------------------------
--------------------------------------------------------------------------------

10.16         Escrow     Agreement    dated   Incorporated   by   reference   to
              January 10, 2002, by and Exhibit 10.16 to the Company's among Advanced Communications Form 10-QSB filed on February 12,
              Technologies,  Inc.,  Cornell   2002
              Capital Partners,  LP, Butler
              Gonzalez  LLP and First Union
              National Bank

10.17         License   and    Distribution   Incorporated   by   reference   to
              Agreement dated as of July 5, Exhibit 10.17 to the Company's 2000, between Advanced Amendment to Form 10-KSB filed on
              Communications  Technologies,   May 23, 2002
              Inc.       and       Advanced
              Communications   Technologies
              (Australia) Pty. Ltd.

10.18 Letter of Intent dated Incorporated by reference to September 7, 2001 re: Exhibit 10.18 to Amendment No. 1 Purchase of Advanced to the Company's Form 10-QSB for Communications (Australia) the quarter ended December 31,
                                              2001.

10.19         Securities           Purchase   Incorporated   by   reference   to
              Agreement,   dated   November   Exhibit  10.19  to  the  Company's
              2002,  by and among  Advanced   Form 10-KSB for the year ended
              Communications and Buyers       June 30, 2002 filed on December 6,
                                              2002.

10.20         Investor  Registration Rights   Incorporated   by   reference   to
              Agreement,   dated   November   Exhibit  10.20  to  the  Company's
              2002, by and among Advanced Form 10-KSB for the year ended Communications and Investors June 30, 2002 filed on December 6,
                                              2002.

10.21         Secured Convertible Debenture   Incorporated   by   reference   to
                                              Exhibit  10.21  to  the  Company's
                                              Form  10-KSB  for the  year  ended
                                              June 30, 2002 filed on December 6,
                                              2002.

10.22         Escrow    Agreement,    dated   Incorporated   by   reference   to
              November 2002, by and among Exhibit 10.22 to the Company's Advanced Communications, Form 10-KSB for the year ended
              Buyers,  and  Wachovia  Bank,   June 30, 2002 filed on December 6,
              N.A.                            2002.

10.23         Irrevocable   Transfer  Agent   Incorporated   by   reference   to
              Instructions,  dated November   Exhibit  10.23  to  the  Company's
              2002                            Form 10-KSB for the year ended
                                              June 30, 2002 filed on December 6,
                                              2002.

10.24         Security   Agreement,   dated   Incorporated   by   reference   to
              November  2002,  by and among   Exhibit  10.24  to  the  Company's
              Advanced  Communications  and   Form  10-KSB  for the  year  ended
              Buyers                          June 30, 2002 filed on December 6,
                                              2002.

10.25         Middletons   Lawyers  Letter,   Incorporated   by   reference   to
              dated November 11, 2002, Exhibit 10.25 to the Company's terminating the April 2000 Form 10-KSB for the year ended Stock Purchase Agreement June 30, 2002 filed on December 6,
              between              Advanced   2002.
              Communications  Technologies,
              Inc.       and       Advanced
              Communications (Australia)


     (b) REPORTS ON FORM 8-K.

         (ii)  Reports on Form 8-K:

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

                             ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                             By:     /s/ Wayne I. Danson
                                     -------------------------------------------
                             Name:   Wayne I. Danson
                             Title:  President (Principal Executive Officer),
                                     Chief Financial Officer (Principal
                                     Accounting Officer) and Director
                             Date:   February 20, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Advanced Communications Technologies, Inc. (the "Company") on Form 10-QSB for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:   February 20, 2003                /s/ Wayne I. Danson
                                         ---------------------------------------
                                         Wayne I. Danson
                                         President and Chief Financial Officer

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302


I, Wayne I. Danson, President of Advanced Communications Technologies, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of December 31, 2002;

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


Date: February 20, 2003             By:  /s/ Wayne I. Danson
                                         ---------------------------------------
                                         Wayne I. Danson
                                         President and Chief Financial Officer