Form 10KSB/A
period 2002-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-02-27
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                          COMMISSION FILE NO. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              FLORIDA                                   65-0738251
--------------------------------------------------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or organization)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /x/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

      Information  required  by Items 1 and 2 of Part I and Item 7 of Part II of
this  Report  is  incorporated  by  reference  from  the  Registrant's   Amended
Registration Statement filed on June 14, 2002.

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

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                                  FORM 10-K-SB
                                TABLE OF CONTENTS

PART I.........................................................................1
      Item 1.  Business........................................................1
      Item 2.  Description Of Property.........................................8
      Item 3.  Legal Proceedings...............................................8
      Item 4.  Submission Of Matters To A Vote Of Security Holders............11
PART II.......................................................................12
      Item 5.  Market For Common Equity And Related Stockholder
      Matters.................................................................12
      Item 6.  Selected Financial Data........................................15
      Item 7.  Management's Discussion And Analysis Of Financial
      Condition And Results Of Operations.....................................16
      Item 8.  Financial Statements...........................................26
      Item 9.  Changes In And Disagreements With Accountants On
      Accounting And Financial Reporting......................................26
PART III......................................................................27
      Item 10.  Directors, Executive Officers, Promoters And Control
      Persons; Compliance With Section 16(a) Of The Exchange Act..............27
      Item 11.  Executive Compensation........................................29
      Item 12.  Security Ownership Of Certain Beneficial Owners And
      Management..............................................................30
      Item 13.  Certain Relationships and Related Transaction.................31

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT
TO  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.............................37
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302.................................38
ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2002........................F-1

                                     PART I


ITEM 1.  BUSINESS




      In April 1999, we merged with and into Advanced Communications (Nevada), a Nevada corporation. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) received 90% of the Company's outstanding common stock and the Company received all of Advanced Communications (Nevada)'s assets. These assets included all of the North and South American rights to market and distribute SpectruCell, a wireless software defined radio ("SDR") based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals (e.g., AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station and is expected to provide flexibility for future spectrum upgrades to 3G. The SpectruCell product was previously being developed by Advanced Communications Technologies (Australia), Pty. Ltd. ("Advanced Communications (Australia)") an Australia development company in which we owned a 20% interest that went into an administrative insolvency proceeding in mid-2002 and is no longer operating as a going concern. SpectruCell is now being developed by SpectruCell SDR Pty Ltd, an Australia start-up company in which we have no interest.

      In  July  2000,  we  entered  into an  interim  License  and  Distribution
Agreement (the "interim License Agreement") with Advanced Communications (Australia) to help facilitate implementation of the rights we acquired in the 1999 merger. Advanced Communications (Nevada) acquired the rights it transferred to us in the 1999 merger from Advanced Communications (Australia) and both companies were under the control of Roger May. The interim License Agreement acknowledged our exclusive license to market and distribute in North and South America the SpectruCell technology and certain other technologies to be developed. It was the intention of the parties that upon the SpectruCell technology becoming commercially available, our company and Advanced Communications (Australia) would negotiate royalty payments, reflective of industry standards on an arms-length basis after the final pricing of the SpectruCell technology was established.

      During most of 2002, we were in litigation with Advanced Communications (Australia) and Roger May over our stock ownership interests in Advanced Communications (Australia) and our rights to market and distribute SpectruCell under the License Agreement. In early October 2002, Advanced Communications (Australia) purportedly terminated our License Agreement on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the License Agreement. Our initial response to the purported termination of the License Agreement was to oppose it; however, after further consideration and receiving advice of counsel, we made the strategic decision not to contest the purported termination and to withdraw from the Australian litigation. This decision was based, in part, on our view that the rights we acquired in the 1999 merger with Advanced Communications (Nevada) to market and distribute
SpectruCell in North and South America were not created or affected by the purported termination of the License Agreement by Advanced Communications (Australia). We intend to protect these rights to the fullest extent we are able to do so, and we anticipate that Advanced Communications (Australia), Mr. May and SpectruCell SDR Pty Ltd. will not acknowledge these rights and will oppose them.

      As a result of the above-described events, our ability to market SpectruCell in North and South America and exercise the rights we acquired in the 1999 merger with Advanced Communications (Nevada) is limited and our rights to SpectruCell are unclear. Apart from this, SpectruCell is still under development and it is uncertain, even if the above-described issues were resolved, whether the development will ever be completed and a commercially viable product brought to market.


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




COMPANY HISTORY


      We were incorporated on April 30, 1998 and were inactive from April 1998 to June 1998 except for the issuance of founders' shares. On April 7, 1999, Advanced Communications (Nevada) merged with and into the Company. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) (of which Mr. May was the principal shareholder) received 90% of the Company's outstanding common stock and the Company received all of Advanced Communications (Nevada)'s assets that included all of the North and South American rights to SpectruCell.


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


      On July 20, 1999, we formed Advanced Global Communications, Inc. ("AGC"), a Florida corporation. AGC was established to develop and operate our international telecommunications network from the United States to Pakistan and India, as well as to acquire other switching and telecommunications companies. The network was established in 2000 and operated until 2001, when the regulatory climate in Pakistan and India made it legally and economically impractical to operate. During the fiscal year ended June 30, 2001, we ceased operating AGC's international telecommunications network and wrote-off our entire investment in various telephone equipment and network costs.

      On November 10, 1999, AGC entered into an agreement with the shareholders of World IP Incorporated and its wholly-owned foreign subsidiaries, Sur Comunicaciones, S.A., a Chilean corporation, and Acinel, S.A., an Argentinean corporation, to acquire a 51% controlling interest in the World IP. Under the terms of the agreement, 500,000 shares of our restricted common stock, plus $95,000 in cash was exchanged for 1,020 shares of stock representing 51% of the then issued and outstanding shares of World. The 500,000 shares of restricted common stock were valued at the trading price on the closing date and together with the cash consideration resulted in a purchase price of $470,000. World IP provides wholesale international telephone services from the U.S. to Chile and Argentina. On October 4, 2000, we notified World's management and its shareholders that we intended to rescind the agreement because we were unable, after repeated requests, to obtain from World's management financial records and audited financial statements. Consequently, our management deemed that it was in our best interest to unilaterally rescind the agreement. On October 6, 2000, we filed suit in the Circuit Court in and for Palm Beach County, Florida against the World IP and its shareholders for rescission of the agreement and for monetary damages resulting from such breach. On January 23, 2002, the parties entered into Settlement and Rescission Agreements and a Stipulation for Dismissal with Prejudice (the "Stipulation") to settle this matter. The Stipulation states that the November 10, 1999, Agreement and all related transactions, including the issuance of 1,020 shares of World IP to AGC and the 500,000 shares of restricted common stock to World IP shareholders, are rescinded, ab initio, effective November 10, 1999, as though such transactions never occurred. Further, as part of the settlement, Advanced Communications issued a total of 320,000 shares of restricted common stock to certain shareholders of World IP, which shares have been included in the Company's Registration Statement on file with the SEC and have not yet been registered. The Circuit Court in and for Palm Beach County issued an Order Approving Stipulation approving the Settlement and Rescission Agreements and the Stipulation. The lawsuit was dismissed by a court order dated January 29, 2002.


      For financial statement purposes, we have treated the World IP rescission transaction as if we had never acquired the World IP stock and wrote-off our $125,000 investment in World IP in our June 30, 2000 financial statements.

      On April 5, 2000, we entered into a Stock Purchase Agreement with Advanced Communications (Australia) to acquire a 20% interest for $19,350,000. The majority owner of Advanced Communications (Australia) is Roger May, who was the Chief Executive Officer, Chairman of the Board of Directors of our company until November 30, 2001. In consideration for our purchase of the stock, we issued 5,000,000 shares of our common stock having a value of $11,850,000 and a $7,500,000 unsecured non-interest bearing note payable in installments. The note payable was payable in three equal monthly installments commencing May 31, 2000. Under the terms of the April 2000 Stock Purchase Agreement, the monthly installment deadline was extended indefinitely, without interest, to allow us to raise the cash portion of the purchase price through the sale of securities. Upon raising such funds, our company was obligated to repay Advanced Communications (Australia)'s note payable after deducting for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by its Board of Directors. Our company believes that it has no further obligation to pay the unsecured note since the Stock Purchase Agreement was terminated in November 2002 by Advanced Communications (Australia). The shares issued to Advanced Communications (Australia) were valued at the average quoted trading price during the acquisition period. The fair value of the investment at the acquisition date was determined to be $3,657,472. The excess of the purchase price over the fair value of the investment in the amount of $15,692,528 was accounted for as goodwill.




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


      Due to Advanced Communications (Australia)'s filing on or about July 18, 2002 for protection under Australia's insolvency laws by appointing an Independent Administrator to take over its business and affairs its ceasing to operate as a going concern and the sale of its assets to third parties, management determined that its remaining goodwill investment was impaired pursuant to the provisions of SFAS 142. Accordingly, the Company has written off the balance of its unamortized goodwill of $1,700,000 during the fiscal year ended June 30, 2002.





      On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company which stated that the April 2000 Stock Purchase Agreement was terminated immediately due to the Company's insolvency. The effect of the purported Notice of Termination is to cancel the Company's stock interest in Advanced Communications (Australia). Consistent with our decision to withdraw from the Australia litigation, we have not challenged the purported termination of the Stock Purchase Agreement in the Australia Court. Given that Advanced Communications (Australia) is in an insolvency proceeding in Australia, has ceased to do business as an operating entity, that its assets have been sold, and that the Company has written off its entire investment in Advanced
Communications (Australia), the future financial impact of this on the Company is not believed to be significant. The Company's position, which is subject to opinion by Australian counsel, is that as a result of Advanced Communications (Australia's) insolvency proceeding and its purported termination of the Stock Purchase Agreement, no further money is owed, and that the Company has no further obligation to Advanced Communications (Australia).

      In  July  2000,  we  entered  into an  interim  License  and  Distribution
Agreement (the "interim License Agreement") with Advanced Communications (Australia) to help facilitate implementation of the rights we acquired in the 1999 merger. Advanced Communications (Nevada) acquired the rights it transferred to us in the 1999 merger from Advanced Communications (Australia) and both companies were under the control of Roger May. The interim License Agreement acknowledged our exclusive license to market and distribute in North and South America the SpectruCell technology and certain other technologies to be developed. It was the intention of the parties that upon the SpectruCell technology becoming commercially available, our company and Advanced Communications (Australia) would negotiate royalty payments, reflective of industry standards on an arms-length basis after the final pricing of the SpectruCell technology was established.

      During most of 2002, we were in litigation with Advanced Communications (Australia) and Roger May over our rights to market and distribute SpectruCell under the License Agreement. In early October, 2002, Advanced Communications (Australia) purported to terminated the License Agreement on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the License Agreement. Our initial response to the purported termination of the License Agreement was to oppose it; however, after further consideration and receiving advice of counsel, we made the strategic decision not to contest the purported termination and to withdraw from the Australian litigation. This decision was based, in part, on our view that the rights we acquired in the 1999 merger with Advanced Communications (Nevada) to market and distribute
SpectruCell in North and South America were not created or affected by the purported termination of the License Agreement by Advanced Communications (Australia).

      On July 24, 2000, we formed Australon USA, Inc., a Delaware corporation, owned 50% by our company and 50% by Australon Enterprises Pty., Ltd. a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of Advanced Communications (Australia). Australon Enterprises Pty Ltd. is an Australian public company that manufactures and distributes remote monitoring devices for homes and businesses such as remote meter reading and residential automated gateway devices. While Mr. May, our former CEO and Chairman of the Board has a significant ownership interest in Australon Enterprise Pty, through his ownership interest in Advanced Communications (Australia), he is not involved in Australon `s daily management or business operations and is not represented on its Board of Directors. The joint venture relationship was established while Mr. May controlled both companies. We formed Australon USA, Inc. to market and sell the Australon suite of products in the U.S., Canada and South America. Presently, the company is not in negotiations with Australon Enterprises Pty and will not enter into any discussions with Australon's management until the Company's lawsuit with Advanced Communications (Australia) and Mr. May is resolved. Australon USA, Inc is inactive and will remain inactive for the foreseeable future. Australon USA, Inc. had no revenues or expenses for the fiscal years ended June 30, 2002 or 2001.


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

INDUSTRY OVERVIEW




      U.S. mobile subscribers are projected to grow to 226.8 million by 2010 and generate revenues of $72.8 billion, according to Analysts Bakerville (Feb.
2002). New technologies, such as broadband wireless, are helping to fuel demand for more advanced wireless equipment. High-speed fiber optic networks are being coupled with broadband wireless technologies to deliver enhanced telecom capabilities and features to new customers and markets. Global revenues from the broadband market are expected to exceed $88 billion by 2007, according to the ARC Group (Feb. 2002). However, during the past six months, the telecommunications industry has experienced the adverse effect of the downturn in the global economy, and as a result, has significantly curtailed its infrastructure capital spending. Moreover, as a result of the economic and stock market slowdown in the United States, wireless carriers have deferred the roll-out of new and enhanced wireless telecom features and the expansion of their existing wireless networks.

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

      THE SPECTRUCELL TECHNOLOGY




      NOTE: The discussion in this section must be read in light of the following factors: (1) It is based primarily on information provided to us by management of Advanced Communications (Australia) prior to 2002 when we were a shareholder of the Advanced Communications (Australia), while our interim License Agreement was still in effect, and prior to the commencement of the litigation between us and Advanced Communications (Australia). (2) Some of it is based on information provided to us by management of Advanced Communications (Australia) after that time during settlement negotiations and from affidavits filed by employees of Advanced Communications (Australia) in the litigation referred to above. As a result of that litigation, the insolvency of Advanced Communications (Australia), its ceasing to operate as a going concern, and the transfer of the SpectruCell technology to a third party with which we have no relationship, we do not have any current information on the status of the technology.

      SpectruCell is a wireless software defined radio ("SDR") based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals (e.g., AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station and is expected to provide flexibility for future spectrum upgrades to 3G.

      The SpectruCell conceptual design incorporates new design concepts and approaches to the development of a software defined radio operating system SpectruCell is expected to use commercial off the shelf components to the extent that they are available. . By utilizing the SpectruCell software-based operating system, network providers are expected to be able to support substantially all current and future wireless frequencies with the same equipment on the same network through software upgrades.

      A prototype version of the software suitable to support the laboratory operation of a prototype with restricted functionality has been developed. We are unable to verify when, or if, a test version of the commercial version of the software will be available. While some presales activity may take place during 2003, sales of a commercial product are unlikely before that date. However, custom designed, specialist, non-commercial applications such as military applications may be available by the end of 2003. The current prototype SpectruCell product can only support the CDMA-1 and GSM protocols. At this time, SpectruCell is not commercially available and is still in development.

      SpectruCell is being developed and designed to provide a method of transmitting the entire base bank spectrum from the receiving Antenna/Cell to a centralized Mobile Telephone Switching Office (MTSO) for call processing and redistribution, rather than processing calls at the cell site. Until approximately three years ago almost all cellular transmissions were Analog. In the current cellular network environment, additional call processing hardware has to be added to each cell site (usually around 200+ cells per average network), for network operators to transmit evolving new digital protocols (CDMA, TDMA, GSM, W-CDMA, etc.) over their existing cellular networks. SpectruCell is being developed and designed as a publishable API (open architecture) so that network operators can write their own interfaces, and it is also software upgradeable so that additional protocols can be added to an existing base station by uploading another software module to the base station.

      SpectruCell is being developed to have the capacity to dynamically assign channels and spectrum (i.e., call carrying capacity) to the cells requiring it most. In a sense, the cellular operator would possess a so-called "elastic capacity" at cells in the system. Since all voice channels would be centrally located at the switch instead of at the cell/antenna sites, individual voice channels and RF trunks can be distributed as needed to busy cell/antenna sites. Channels would be essentially "borrowed" from surrounding cells and used to support call traffic at the busier sites during call volume peaks. This is a distinct departure from present "honeycomb style" systems where each cellular network is dedicated to a single protocol and each cell has fixed call carrying capacity or bandwidth, that is limited by the number of voice channels installed at each cell site. In essence, the SpectruCell architecture provides a basis for a paradigm shift from the conventional telecommunications central office switching structure for evolving wireless networks. For carriers to support multiple protocols such as GSM and CDMA digital mobile phones, current wireless communications technology requires separate cell sites with separate equipment for each protocol carried. We believe that upon implementation, SpectruCell will allow carriers to maintain and utilize their existing networks within a modern network platform that will enable them to support evolving protocols. We also believe that by utilizing the SpectruCell multiple protocol wireless base station, network providers will be able to support current protocols with the same equipment on the same existing networks. Future protocols would be added to the network through software.

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

      o A hardware platform for high end military based signal processing. SDR originated in the military and SpectruCell's ability to handle multiple communications standards is expected to make it desirable for test and development of advanced military communications' system, such as:

          |X|  Radar;

          |X|  Sonar; and

          |X|  Military communications.

      o Aerial communications and mobile communications platforms. SpectruCell is being designed such that it can be deployed aerially or in mobile situations in order to provide rapid and flexible coverage for a particular area.

PATENTS


      We have been told that Advanced Communications (Australia) filed five patent applications with the Australian Patent Office under the Patent Cooperation Treaty in connection with certain aspects of the SpectruCell technology. Under this treaty, any patents issued provide patent protection in 111 member countries, including the United States. As far as we know, no patents have been issued to date and we do not know that any such patents will be issued in the future.


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


      The wireless telecommunications infrastructure market is highly competitive. The market for a SpectruCell type product is characterized by rapidly changing technology, evolving industry wireless standards and frequent new product introductions and enhancements. Failure to keep pace with these changes could seriously harm our ability to compete once it becomes commercially available. Even if the legal and other issues referred to above were resolved and we were able to market and distribute SpectruCell as originally intended, our ability to compete successfully in the market would depend on many factors including the timing of delivery to market of the SpectruCell product, its flexibility, price, and reliability. Current and potential competitors consist primarily of major domestic and international companies, most of which have longer operating histories; installed customer bases; higher volumes; substantially greater name recognition; and greater financial, technical, manufacturing, marketing, sales and distribution resources. We would expect to face increasing competition as other telecommunications companies realize the advantages of SDR and begin devoting more resources to developing SDR base technologies. Many of these companies have substantially greater resources than we do. These companies also have more experience than we do in obtaining governmental approval from the Federal Communications Commission and other agencies.

      We cannot be sure that we would be able to effectively compete with existing wireless network companies or that we would be able to gain acceptance for the SpectruCell system.


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

(iv)  ADVANCED COMMUNICATIONS (AUSTRALIA) LITIGATION


      On December 6, 2001 and subsequently, the Company received notices from Advanced Communications (Australia) claiming that the Company was in default under the April 2000 Stock Purchase Agreement pursuant to which the Company acquired a 20% stock interest in Advanced Communications (Australia). The notices threatened to place a lien on or cancel the Company's shares. On January 23, 2002, the Company filed suit against Advanced Communications (Australia) and Roger May in the Supreme Court of Melbourne, Victoria, Australia and applied for and obtained a temporary retraining order prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" the Company's stock in Advanced Communications (Australia) pending a further hearing on the matter. The temporary restraining order was extended on April 26, 2002 by the court pending a further hearing on the matter.

      On May 7, 2002, the Company received a notice from Advanced Communications (Australia) claiming that the Company had breached its obligations under the interim License Agreement. In addition, on May 7, 2002, Advanced Communications (Australia) sent a notice formally terminating the interim License Agreement. The Company applied to the court for a temporary restraining order prohibiting Advanced Communications (Australia) from terminating its rights under the interim License Agreement. On May 8, 2002, the requested temporary restraining order was issued by the court pending a further hearing on the matter.

      On May 27, 2002 and May 28, 2002 the court held full hearings on the Company's injunction applications and took the matter under submission. On August 23, 2002, the court issued a comprehensive temporary injunction granting all the relief sought by the Company pending trial on the matters at issue. Among other things, the injunction prohibited Advanced Communications
(Australia), directly or indirectly, from taking any action in the license territory with respect to marketing, distributing, selling or otherwise dealing with the SpectruCell technology (including the military applications thereof), except through and with the prior written consent of the Company. In addition, the ruling granted the Company a preliminary injunction until trial prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" the Company's stock in Advanced Communications (Australia).

      In mid-October 2002, Mr. May and Advanced Communications (Australia) purportedly terminated the interim License Agreement based on the assertion that the Company was insolvent and that its insolvency constituted an irreparable event of default thereunder. The Company made a strategic decision not to challenge the termination. On October 25, 2002, the Company withdrew from the litigation against Advanced Communications (Australia) and Mr. May. Despite the termination of the interim License Agreement, the Company still owns the North and South American rights to market and distribute SpectruCell that it acquired pursuant to the April 1999 merger with Advanced Communications (Nevada).

      In mid-November 2002, Advanced Communications (Australia) purportedly terminated the Stock Purchase Agreement based on the assertion that the Company was insolvent and its insolvency constituted an irreparable event of default thereunder. The effect of the purported Notice of Termination is to cancel the Company's stock interest in Advanced Communications (Australia). Consistent with our decision to withdraw from the Australia litigation referred to above, we have not challenged the purported termination of the Stock Purchase Agreement in the Australia Court. Given that Advanced Communications (Australia) is in an insolvency proceeding in Australia, has ceased to do business as an operating entity, that its assets have been sold, and that the Company has written off its entire investment in Advanced Communications (Australia), the future financial impact of this purported termination of the Company rights is believed not to be significant. The Company's position, which is subject to opinion by Australian counsel, is that as a result of Advanced Communications (Australia's) purported termination of the Stock Purchase Agreement, no further money is owed, and the Company has no further obligation to Advanced Communications (Australia).




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

      1     To  increase our authorized  shares of common stock from 100,000,000 shares to 200,000,000;

      2     To provide for a class of 25,000,000 shares of Preferred Stock which will have such terms as the Board of Directors shall determine from time to time; and

      3     To provide for indemnification of our officers, directors, employees and agents to the full extent permitted by law.

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

      The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:


                                                 HIGH BID    LOW BID
                                                 --------    -------
          2001
          Quarter Ended September 30, 2001        $1.25     $ .560
          Quarter Ended December 31, 2000          1.19       .480
          Quarter Ended March 31, 2001             1.03       .450
          Quarter Ended June 30, 2001               .68       .270

          2002
          Quarter Ended September 30, 2001        $ .41     $ .250
          Quarter Ended December 31, 2001           .38       .170
          Quarter Ended March 31, 2002              .26       .060
          Quarter Ended June 30, 2002               .08       .020


          2003
          Quarter Ended September 30, 2002        $ .08     $ .005

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




      During the period of December 2000 to September 2001, pursuant to a private placement under Regulation D, Rule 506, Advanced Communications issued 4,293,933 shares of common stock and 4,293,933 warrants at $.30 per share. Advanced Communications received $1,288,180 from 23 investors, which included $250,000 for stock not yet issued as of June 30, 2001 and $275,454 for warrants. Advanced Communications issued 137,729 and 250,000 shares of common stock, valued at $41,318 and $75,000, in payment of offering costs incurred respectively. The value assigned to this stock was based on the private placement memorandum of $.30 per share. The value of the common stock has been charged to equity as direct costs to the offering. The fair market value of the warrants, aggregating $275,454, was estimated on the grant date using the Black-Scholes option pricing model as required under FASB 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 49.84%, risk-free interest rate 4.22%, expected option life 2 years. To date, no warrants have been exercised. On February 27, 2002, our Board of Directors approved a resolution to reprice the private placement offering from $0.30 per share to $0.20 per share. The Board of Directors repriced these shares due to the delay in registering the shares sold to investors in the private placement. The Company did not receive any consideration for the repricing of the shares. This repricing resulted in the issuance of an additional 2,146,967 shares of common stock and warrants to the 23 private placement investors. These additional shares are included in the number of shares that we are registering for these selling shareholders. The exercise price of the underlying warrants remains at $0.30 per share.


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




      With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant Rule 506 promulgated under the Securities Act of 1933 (the "1933 Act"). These offerings may have qualified for other exemptions as well. In each instance, the purchaser had access to sufficient information regarding Advanced Communications so as to make an informed investment decision. More specifically, Advanced Communications had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act, which information was based on representations received from such investors, and otherwise had the requisite sophistication to make an investment in Advanced Communications' securities.

ITEM 6.  SELECTED FINANCIAL DATA

                                          For the Years Ended June 30,
                                     -------------------------------------------
                                         2002           2001          2000
                                     -------------  ------------  --------------
Revenue                              $          --  $     50,000  $         --
Cost of Revenue                                 --        57,310            --
Gross Profit (Loss)                             --       (7,310)            --
Operating Expenses                       2,314,570     3,334,581     4,635,186
Operating (Loss)                       (2,314,570)   (3,341,891)   (4,635,186)
(Loss) from Investment                          --   (3,571,654)            --
(Loss) from Goodwill Impairment        (1,700,000)  (12,399,864)            --
Other Expense (Net of $23,000 of
  Extraordinary Gain in Fiscal 2001)     (318,123)     (419,157)            --
(Loss) Before Income Taxes             (4,332,693)  (19,732,566)   (5,110,427)
Provision for Income Taxes                      --            --            --
Net (Loss)                             (4,332,693)  (19,732,566)   (5,110,427)
Net (Loss) Per Share:
  Basic and Diluted                  $       (.04)  $      (.22)  $      (.07)
Pro Forma Weighted Average Shares:
  Basic and Dilutive                   100,576,484    87,976,428    77,107,560
                                     =============  ============  ==============

                                           FOR THE YEARS ENDED JUNE 30,
                                     -------------------------------------------
                                         2002           2001          2000
                                     ------------   -----------   -----------

Cash and Cash Equivalents              $   11,093    $    6,816    $   30,154
Working Capital (Deficiency)          (3,252,643)   (2,421,719)   (1,424,473)
Total Assets                              114,852     2,041,940    19,714,622
Total Debt                              5,054,902     4,611,702     9,007,570
(Deficiency)/Equity                   (4,940,050)   (2,569,762)    10,707,052



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


      The Company has limited resources, has incurred cumulative net operating losses of $29,848,648 and expects to incur additional losses unless the SpectruCell product, when developed, is made available to us for sale to military and commercial customers in North and South America. Based on the litigation with Advanced Communications (Australia) and the current situation, it is unclear if this will ever occur. We currently do not have any marketing or promotional employees or engineers to market and sell SpectruCell. Moreover, given the litigation between the Company, Mr. May and Advanced Communications (Australia), we have no reliable information on the status of the SpectruCell product and when it will be available, if at all, to military users and be field tested for commercial applications. In the interim, in order for us to continue operating, we will require additional funding. Assuming that the SpectruCell product will be developed and made available to us for marketing and distribution in our exclusive territory, we believe that we will need funds to re-build our marketing and sales team, hire qualified engineers and pay our debts which include $1,044,676 of accounts payable and accrued expenses, $1,062,917 of convertible debentures and other obligations of $2,846,902. Our plans with regard to these matters include continuing to minimize the company's infrastructure costs while seeking additional capital through the draw down of our Equity Line of Credit facility and from other sources until such time as the SpectruCell product becomes available to us for marketing and distribution to military and commercial customers. Although we continue to pursue these plans, there is no assurance that SpectruCell will ever be completed and become a commercially viable product, that we will be able to exercise our rights to market and distribute SpectruCell in North and South America, or that we will be successful in obtaining sufficient financing on terms acceptable to us, or establish the marketing team and network necessary to enable us to do so. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless the company is able to activate its Equity Line of Credit facility within the near future, management will be unable to continue operating the company.

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

      No sales of SpectruCell have been made by Advanced Communications (Australia) or us. We are a marketing company whose primary focus has been the licensing and distribution of a product for the wireless telecommunications industry known as SpectruCell. SpectruCell was being developed by Advanced Communications Technologies (Australia) Pty Ltd. ("Advanced Communications
(Australia)"), an insolvent development stage company in which we owned a 20% interest.. We own the North and South America rights to market and distribute SpectruCell, which we acquired in our 1999 merger with Advanced Communications (Nevada). The Company's business plan is to market, license and distribute SpectruCell when the product is developed and made available to the commercial and military market. The Company currently does not perform any activities in connection with marketing, licensing or distributing SpectruCell. The

SpectruCell product is still in development and it is uncertain when its development will be completed and the product available to the marketplace.




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

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001


      OVERALL RESULTS OF OPERATIONS

      For the fiscal year ended June 30, 2002, we incurred an overall loss of $(4,332,693) or ($.04) per share which was a substantial decrease from the net loss of $(19,732,566) or $(0.22) per share for the comparable period in the prior year. The net losses for the 2002 and 2001 fiscal years include a $1,700,000 and $15,971,518 loss from the write-off of our investment in Advanced Communications (Australia), respectively.


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

      OPERATING EXPENSES


      Total operating expenses for the fiscal years ended June 30, 2002 and June 30, 2001 were $2,314,570 and $3,334,581 respectively and represents a 31% decrease from the prior fiscal year. Of these amounts, $1,228,780 and $1,214,739 or 53% and 36% respectively, were for professional services rendered of which $677,634 and $296,870 during the fiscal years ended June 30, 2002 and June 30, 2001, respectively, was paid via the issuance of restricted common stock and represent a non-cash expense. During the fiscal years ended June 30, 2002 and June 30, 2001, we paid $246,782 and $307,002 respectively, in cash fees for professional services rendered.

      Depreciation and amortization expense decreased by $543,002 due to the write-off of the unamortized balance of goodwill associated with our investment in Advanced Communications (Australia) as of June 30, 2002.

      Consulting fees during fiscal year ended June 30, 2002 of $(10,149), which include employee payments, decreased $577,774 from the fiscal year ended June 30, 2001 of $567,625 due to the curtailment of our employees and outside consultants during the fiscal year ended June 30, 2002 as well as the reversal of $394,361 of accrued compensation due Mr. May, our former Chief Executive Officer and Chairman. During the fiscal year ended June 30, 2002 and June 30, 2001, $0 and $32,000, respectively, was paid via the issuance of restricted common stock and represents a non-cash expense.


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

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW


      Since inception, our operations have been financed through the private sales of common stock and convertible debentures and from unsecured loans from an entity controlled by Mr. Roger May, a former officer and director of our company and a shareholder. We have raised approximately $3,900,000 before offering costs through the sale of these securities and have borrowed $1,055,736 from an entity wholly owned by Mr. May. These loans are non-interest bearing, are unsecured, and have no fixed date for repayment. Advanced Communications does not believe that the loans are due upon demand. However, the actual repayment terms are not known with any specificity since the terms are not contained in a written document. At June 30, 2002, our principal source of liquidity was $11,093 of cash and cash equivalents. We have no credit facilities in place. On January 10, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will be paid a fee of 3% of each advance under the Equity Line of Credit as a fee. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. Our Equity Line of Credit is not yet effective and the Company has not drawn down any funds from this facility. Except for the Equity Line of Credit, we have no commitments for capital and no other sources of internal and external financing. As of February 25, 2003, substantially all of our authorized shares of common stock were outstanding. As a result, we do not have any shares of common stock available to issue under the Equity Line of Credit, in other capital raising transactions or otherwise. This means that we will not be able to raise capital from the sale of common stock, whether under the Equity Line of Credit or otherwise, unless the majority of our outstanding shares of common stock vote to approve an increase to the number of shares of common stock that we are authorized to issue. We plan to seek approval from our shareholders to increase our authorized common stock, although no assurances can be given that such approval will be obtained. Our failure to obtain such approval will mean that we will not be able to raise capital under the Equity Line of Credit or from the sale of our stock. In addition, we do not anticipate being able to obtain loans given our financial position. We will not be able to re-commence operations and may be forced to liquidate if we are unable to obtain such shareholder approval.

      We anticipate that our cash needs over the next 12 months consist of general working capital needs of $600,000, plus the repayment of outstanding indebtedness of $3,263,736. These obligations include outstanding convertible debentures in the amount of $1,163,324, as well as accounts payable and accrued expenses in the amount of $872,493, accrued compensation of $172,183 and an unsecured, non-interest-bearing loan payable to an entity wholly-owned by Roger May, a former officer and director and a significant shareholder. As of June 30, 2002, we had a working capital deficiency of $3,252,643. As a result of our working capital shortfalls, we have ceased virtually all business operations, except for minimal operations in attempting to raise capital and to file reports with the Securities and Exchange Commission.

      The Company has total liabilities of $5,054,902 as of June 30, 2002. Included in this total are contractual obligations of $2,035,817. These contractual obligations, along with the dates on which such payments are due, are described below:

                                         PAYMENTS DUE BY PERIOD
                           --------------------------------------------------
                                           1           2-3       4-5  After 5
CONTRACTUAL OBLIGATIONS      TOTAL    YEAR OR LESS    YEARS     YEARS   YEARS
-----------------------    ----------  --------    ----------   -----  ------
Note Payable               $     -- *  $     --    $       --   $  --  $   --
Convertible Debentures      1,163,324   100,407     1,062,917      --      --
Accounts Payable and
  Accrued Expenses            872,493   872,493            --      --      --
                           ----------  --------    ----------   -----  ------
Total Contractual
  Obligation               $2,035,817  $972,900    $1,062,917   $  --  $   --
                           ==========  ========    ==========   =====  ======


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



      Below is a discussion of our sources and uses of funds for the 12 months ended June 30, 2002.




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

EQUITY LINE OF CREDIT


      Pursuant to the Equity Line of Credit, we may periodically sell shares of common stock to Cornell Capital Partners, L.P. to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every 5 trading days. A closing will be held 7 trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount.


      We may request advances under the Equity Line of Credit once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $30.0 million or two years after the effective date of the accompanying registration statement, whichever occurs first.


      The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. The amount available under the Equity Line of Credit is not dependent on the price or volume of our common stock. Cornell Capital Partners will retain 3% of the advance amount as a commitment fee, which means that we will receive 97% of the advance amount. There is no floor price that Cornell Capital Partners must pay for an advance. Accordingly, we will be required to issue a greater number of shares to Cornell Capital partners as our price declines.





      There is an inverse relationship between our stock price and the number of shares to be issued under the Equity Line of Credit. That is, as our stock price declines, we would be required to issue a greater number of shares under the Equity Line of Credit for a given advance. This inverse relationship is demonstrated by the following table, which shows the number of shares to be issued under the Equity Line of Credit at a recent price of $0.01 per share and 25%, 50% and 75% discounts to the recent price. As such, the table has been prepared to show the effect of issuing the 70,000,000 shares. As noted below, we do not have any authorized stock to issue. As a result, we will need shareholders' approval to increase our authorized common stock before receiving any funds under the Equity Line.


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


      As of February 25, 2003, substantially all of our authorized shares of common stock were outstanding. As a result, we do not have any shares of common stock available to issue under the Equity Line of Credit, in other capital raising transactions or otherwise. This means that we will not be able to raise capital from the sale of common stock, whether under the Equity Line of Credit or otherwise, unless the majority of our outstanding shares of common stock vote to approve an increase to the number of shares of common stock that we are authorized to issue. We plan to seek approval from our shareholders to increase our authorized common stock, although no assurances can be given that such approval will be obtained. Our failure to obtain such approval will mean that we will not be able to raise capital under the Equity Line of Credit or from the sale of our stock. In addition, we do not anticipate being able to obtain loans given our financial position. We will not be able to re-commence operations and may be forced to liquidate if we are unable to obtain such shareholder approval.


RISKS RELATED TO OUR BUSINESS


      WE DO NOT HAVE A PRODUCT TO SELL, WHICH MEANS THAT WE DO NOT HAVE A PRODUCT TO SELL IN ORDER TO TRY TO ATTAIN PROFITABLE OPERATIONS

      The SpectruCell product is in development and our rights to market and distribute the product, if developed, are uncertain. As a result, we do not have a product to sell in order to attain profitable operations.

      THE CONVERSION OF OUR OUTSTANDING DEBENTURES WILL CAUSE DILUTION TO OUR EXISTING SHAREHOLDERS, WHICH MEANS THAT OUR PER-SHARE INCOME AND STOCK PRICE COULD DECLINE

      The issuance of shares upon the conversion of the outstanding debentures will have a dilutive impact on our stockholders. We currently have $1,250,000 of outstanding convertible debentures. Of that total, $250,000 of convertible debentures is convertible at a fixed price of $0.001 per share, which would upon conversion result in the issuance of 250,000,000 shares of common stock. The balance of $1,000,000 of convertible debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.0072 (i.e., 80% of the recent price of $0.009), then the holders of the convertible debentures would have received 138,888,889 shares of common stock. As a result, our net income per share could decrease, in future periods, and the market price of our common stock could decline.

      THE  CONVERSION  OF OUR  OUTSTANDING  DEBENTURES  COULD  CAUSE A CHANGE OF
      CONTROL

      The issuance of shares upon the conversion of the outstanding debentures could result in a change of control. Cornell Capital Partners holds convertible debentures, which if converted would result in the issuance of 250,000,000 shares of our common stock. Currently, we are authorized to issue a maximum of 200,000,000 shares of common stock. Accordingly, we do not have a sufficient number of shares of common stock to honor all such conversions. If we increased the number of shares that we are authorized to issue, then Cornell would receive common stock representing 65% of our outstanding shares. In such event, Cornell Capital would be our largest shareholder and would likely be able to exercise control of our company by electing directors, increasing the number of authorized shares of common stock that our company could issue or otherwise.

      TERMINATION OF THE INTERIM LICENSE AGREEMENT

      In early October 2002, Advanced Communications (Australia) terminated an interim License Agreement we entered into with Advanced Communications (Australia) in July 2000 to facilitate implementation of our rights to SpectruCell on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the interim License Agreement. Our initial response to the purported termination of the interim License Agreement was to oppose it and seek leave of the Australian Court to apply for an injunction to prohibit Advanced Communications (Australia) from acting on the purported termination pending trial. The Australian Court granted us leave to do so. However, after considering the situation further and receiving advice of counsel, we made the strategic decision to alter our approach and withdraw from the Australian litigation.

      On October 25, 2002, we withdrew from the Australian litigation against Mr. May and Advanced Communications (Australia). The effect of the Company's decision to withdraw from the Australia litigation was that the existing injunctions issued by the Australia Court have been lifted and the purported termination of the interim License Agreement is not being challenged in the Australia Court.

      Notwithstanding our withdrawal from the Australia litigation, we still retain ownership of the rights to market and distribute SpectruCell and related technology acquired in the 1999 merger with Advanced Communications Technologies (Nevada), which were neither created by nor subject to cancellation under the interim License Agreement.


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

      WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS


      We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing has resulted in the Company curtailing its business operations by relocating its office and terminating all of its consultants. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless the company is able to access its Equity Line of Credit Facility within the near future or seek other sources of capital, management will be unable to continue operating the company. To date, the Company has been unable to raise any external capital and its only source of capital is its Equity Line of Credit facility, which is under review by the SEC. We also need shareholders' approval to increase our authorized stock in order to issue the shares required for advances under the equity line.


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

        Our directors and officers are as follows:

       NAME AND ADDRESS                  AGE     POSITION
       ------------------------------  --------  -------------------------------

       Wayne I. Danson                    49     President, Chief Financial
       420 Lexington Ave.                        Officer
       New York, NY 10170                        and Director

       Dr. Michael Finch                  54     Director
       37 Walnut Street
       Wellesley, MA 02481

       Jonathan J. Lichtman               50     Director
       4800 N. Federal Hwy
       Boca Raton, FL 33431

       Randall Prouty                     50     Chairman of the Board of
       420 Lexington Avenue                      Directors and
       New York, NY 10170                        Director

       Wilbank J. Roche                   56     Director
       2530 Wilshire Blvd.
       Santa Monica, CA 90403


      The directors named above will serve until the next annual meeting of our shareholders or until their successors shall be elected and accept their positions. Mr. Danson is party to a written consulting agreement that entitled him to $20,000 per month in cash and stock for the period September 1, 2000 through August 31, 2001 and, as extended orally, to December 31, 2001. Effective January 1, 2002, Mr. Danson agreed to orally extend his consulting agreement with Advanced Communications through December 31, 2003 at a monthly rate of $12,500. Mr. Danson is reimbursed for reasonable out-of-pocket expenses relating to their activities for Advanced Communications.


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


      Mr. Danson is a consultant to the Company who spends approximately 20-30 hours, on average, per week on Company matters.


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


                        ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                 ---------------------------------------   ----------------------------
                                                                AWARDS          PAYOUTS
                                                             -------------------- -------
                                                     OTHER    RESTRICTED
NAME AND                                            ANNUAL      STOCK      OPTION/S   LTIP    ALL OTHER
PRINCIPAL                  SALARY      BONUS     COMPENSATION   AWARD(S)      SARS   PAYOUT COMPENSATION
POSITION           YEAR      ($)       ($)           ($)        ($)           (#)     ($)      ($)
---------------    ----  -----------  ---------- ------------ ------------ --------  ------ ------------
Wayne I. Danson,   2002  $149,933(1)                           $110,000(1)
President and CFO  2001  $235,931(2)          --      --       $167,500(2)     --      --        --
                   2000  $50,000(3)           --      --       $223,400(4)     --      --        --

Roger May, CEO     2002  $87,500(5)
                   2001  $197,500(5)  $50,000(5)      --               --      --      --        --
                   2000  $120,000(5)          --      --               --      --      --        --


--------------------------------------------------------------------------------------------------------

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

EMPLOYMENT AND CONSULTING AGREEMENTS

      On November 29, 1999, we entered into a consulting agreement with Danson Partners, LLC to provide the functions customarily provided by a Chief Financial Officer. As compensation for these services, we paid $5,000 monthly in advance, plus 100,000 restricted shares of common stock. Starting April 1, 2000, compensation for these services increased to $10,000 per month. On September 1, 2000, we entered into another one-year consulting agreement with Wayne I. Danson, the Chief Financial Officer. A signing bonus of 75,000 shares of stock was issued, valued at $67,500. This contract expired August 31, 2001, but was orally extended to December 31, 2001. As compensation, Mr. Danson receives $10,000 per month in cash and $10,000 per month in stock. Effective January 1, 2002, Mr. Danson agreed to orally extend his contract with Advanced Communications through December 31, 2003, at a monthly rate of $12,500.


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

                                                              COMMON STOCK
                                                           BENEFICIALLY OWNED
                                                           ------------------
NAME/ADDRESS                                            NUMBER        PERCENT(1)
--------------------------------------------------- ---------------  -----------



Advanced Communications (Australia)                   10,000,000(7)     8.41%

Roger May                                             8,228,000(1)(2)   6.92%

Nancy Needham                                         7,168,454(3)*     6.03%

E.R. DuPont                                           2,751,335(4)*     2.31%

Wayne Danson                                          2,811,214(5)      2.37%

Jonathan J. Lichtman                                  2,710,334(6)      2.28%

Dr. Michael Finch                                       591,334             *

Randall Prouty                                        2,218,056         1.87%

Wilbank J. Roche                                        650,000             *
                                                    ---------------  -----------
All Officers and Directors as a Group                 8,980,938         7.56%
                                                    ===============  ===========

-------------------------------

(1) No shares are owned directly by Mr. May. All shares beneficially owned by Mr. May are owned through Global Communications Technologies, Pty Ltd., Mr. May's wholly owned entity and by family members.
(2) Excludes 10,000,000 shares beneficially owned through Advanced Communications Technologies (Australia) Pty Ltd., an entity majority controlled by Mr. May.
(3) Excludes 4,790,347 shares held by Dr. Needham's adult children. Dr. Needham has no beneficial ownership in these shares.
(4) Excludes 3,449,048 shares held by Mr. DuPont's adult children and in trust for Rhett DuPont, a minor. Mr. DuPont has no beneficial ownership in these shares.
(5) Includes 2,461,214 shares owned beneficially by Mr. Danson's affiliated entity and children.
(6) Excludes 396,666 shares beneficially owned through various family trusts. Mr. Lichtman has no beneficial ownership in these shares.
(7) At the time of the original filing of the Form 10-KSB for the year ended June 30, 2002, Advanced Communications (Australia) was controlled by Mr. May. As a result, Mr. May is deemed to be the beneficial owner of these shares.
*     Less than 1%.


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


      In April 2000, our company acquired 20% of the common stock of Advanced Communications (Australia). The purchase price of the investment amounted to $19,350,000, and was comprised of a note payable for $7,500,000 and the issuance of 5,000,000 shares of restricted common stock valued at $11,850,000. The shares issued were valued at the average quoted trading price during the acquisition period. Our interest in Advanced Communications (Australia) was evidenced by a Stock Purchase agreement and was reflected by stock ownership records on file with the Australian Securities Investment Commission, an Australian government agency. Through June 30, 2002, we repaid $5,708,834 of our obligation to Advanced Communications (Australia), in part by the issuance of 7,787,000 shares of restricted common stock having a value of $4,884,101. The balance of our repayments was in the form of cash. As of June 30, 2002, the balance of our obligation to Advanced Communications (Australia) was $1,791,166. Advanced Communications was in litigation with Advanced Communications (Australia) regarding the attempt by Mr. May to lien and transfer the company's shares in the affiliate for alleged nonpayment of the company's obligations as well as to terminate our License and Distribution Agreement. On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company that the April 2000 Stock Purchase Agreement is terminated immediately due to the Company's insolvency. The Company's position, which is subject to opinion by Australian counsel, is that as a result of Advanced Communications (Australia)'s insolvency proceeding and its unilateral termination of the Stock Purchase Agreement, no further money is owed and that the Company has no further obligation to Advanced Communications (Australia).


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

      Effective July 1, 2002, the Company entered into a six month consulting agreement with Randall Prouty, Chairman of the Board and a director of the Company, pursuant to which Mr. Prouty has agreed to provide certain business services, such as dispute resolution, corporate communications strategies, and business acquisitions to the Company. Pursuant to the terms of the consulting agreement, Mr. Prouty will accrue $10,000 in monthly compensation for services provided to the Company. During the fiscal year ended June 30, 2002, the Company issued 1,100,000 shares of restricted common stock having a value of $55,000 to Mr. Prouty and $10,986 in cash compensation for business services rendered to the Company.


      Dr. Michael Finch, a director of the Company, has been issued 133,334 shares of restricted common stock having a value of $10,000 for engineering and software design consulting services rendered to the Company during fiscal 2002.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS:

      (i)   Registrant.

(b)   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

      (i)   Exhibits:

EXHIBIT NO.          DESCRIPTION                                             LOCATION
------------------   ----------------------------------------------------    -------------------------------------------

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


EXHIBIT NO.          DESCRIPTION                                             LOCATION
------------------   ----------------------------------------------------    -------------------------------------------

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

10.5                 Registration Rights Agreement dated December 14,        Incorporated by reference to Exhibit 10.5 to
                     2000, between the Company and Wanquay Ltd.              the Company's Form S-1 Registration Statement
                                                                             filed on August 14, 2001

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
                                                                             2000

10.8                 Stock Purchase Agreement dated April 5, 2000, between   Incorporated by reference to Exhibit 10.5 to
                     Advanced Communications Technologies, Inc. and          the Company's Form 10-QSB filed on May 24,
                     Advanced Communications Technologies Pty Ltd.           2000

10.9                 Securities Purchase Agreement dated January 10, 2002,   Incorporated by referenced to Exhibit 10.9 to
                     by and among Advanced Communications Technologies,      the Company's Form 10-QSB filed on February
                     Inc. and Buyers                                         12, 2002

10.10                Investor Registration Rights Agreement dated January    Incorporated by reference to Exhibit 10.10 to
                     10, 2002, by and among Advanced Communications          the Company's Form 10-QSB filed on February
                     Technologies, Inc. and Investors                        12, 2002

10.11                Transfer Agent Instructions                             Incorporated by reference to Exhibit 10.11 to
                                                                             the Company's Form 10-QSB filed on February
                                                                             12, 2002

10.12                Escrow Agreement dated January 10, 2002, by and among   Incorporated by reference to Exhibit 10.12 to
                     Advanced Communications Technologies, Inc., Buyers      the Company's Form 10-QSB filed on February
                     and First Union National Bank                           12, 2002

10.13                Equity Line of Credit Agreement dated January 10,       Incorporated by reference to Exhibit 10.13 to
                     2002, by and between Cornell Capital Partners, LP and   the Company's Form 10-QSB filed on February
                     Advanced Communications Technologies, Inc.              12, 2002

10.14                Registration Rights Agreement dated January 10, 2002,   Incorporated by reference to Exhibit 10.14 to
                     by and between Advanced Communications Technologies,    the Company's Form 10-QSB filed on February
                     Inc.                                                    12, 2002

10.15                Placement Agent Agreement dated January 10, 2002, by    Incorporated by reference to Exhibit 10.15 to
                     and between Advanced Communications Technologies,       the Company's Form 10-QSB filed on February
                     Inc. and Westrock Advisors, Inc.                        12, 2002

EXHIBIT NO.          DESCRIPTION                                             LOCATION
------------------   ----------------------------------------------------    -------------------------------------------

10.16                Escrow Agreement dated January 10, 2002, by and among   Incorporated by reference to Exhibit 10.16 to
                     Advanced Communications Technologies, Inc., Cornell     the Company's Form 10-QSB filed on February
                     Capital Partners, LP, Butler Gonzalez LLP and First     12, 2002
                     Union National Bank

10.17                License and Distribution Agreement dated as of          Incorporated by reference to Exhibit 10.17 to
                     July 5, 2000, between Advanced Communications           the Company's Amendment to Form 10-KSB filed
                     Technologies, Inc. and Advanced Communications          on May 23, 2002.
                     Technologies (Australia) Pty. Ltd.

10.18                Letter of Intent dated September 7, 2001 re: Purchase   Incorporated by reference to Exhibit 10.18 to
                     of Advanced Communications (Australia)                  Amendment No. 1 to the Company's Form 10-QSB
                                                                             for the quarter ended December 31, 2001


10.19                Securities Purchase Agreement, dated November 2002,     Incorporated by reference to Exhibit 10.19 to
                     by and among Advanced Communications and Buyers         the Company's Form 10-KSB for the year ended
                                                                             June 30, 2002

10.20                Investor Registration Rights Agreement, dated           Incorporated by reference to Exhibit 10.20 to
                     November 2002, by and among Advanced Communications     the Company's Form 10-KSB for the year ended
                     and Investors                                           June 30, 2002

10.21                Secured Convertible Debenture                           Incorporated by reference to Exhibit 10.21 to
                                                                             the Company's Form 10-KSB for the year ended
                                                                             June 30, 2002

10.22                Escrow Agreement, dated November 2002, by and among     Incorporated by reference to Exhibit 10.22 to
                     Advanced Communications, Buyers, and Wachovia Bank,     the Company's Form 10-KSB for the year ended
                     N.A.                                                    June 30, 2002

10.23                Irrevocable Transfer Agent Instructions, dated          Incorporated by reference to Exhibit 10.23 to
                     November 2002                                           the Company's Form 10-KSB for the year ended
                                                                             June 30, 2002

10.24                Security Agreement, dated November 2002, by and among   Incorporated by reference to Exhibit 10.24 to
                     Advanced Communications and Buyers                      the Company's Form 10-KSB for the year ended
                                                                             June 30, 2002

10.25                Middletons Lawyers Letter, dated November 11, 2002,     Incorporated by reference to Exhibit 10.25 to
                     terminating the April 2000 Stock Purchase Agreement     the Company's Form 10-KSB for the year ended
                     between Advanced Communications Technologies, Inc.      June 30, 2002
                     and Advanced Communications (Australia)

10.26                Consulting Agreement dated July 1, 2002, between        Provided herewith
                     Advanced Communications and Randall H. Prouty




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

                                    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                                    By:    /s/ WAYNE I. DANSON
                                    ----------------------------------------
                                    Name:  Wayne I. Danson
                                    Title: President and Chief Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                           DATE
---------                      -----                           ----


/s/ WAYNE I. DANSON
----------------------------
Wayne I. Danson                President (Principal Executive  February 26, 2003
                               Officer), Chief Financial
                               Officer (Principal Accounting
                               Officer) and Director

/s/ JONATHAN LICHTMAN, ESQ.
----------------------------
Jonathan Lichtman, Esq.        Secretary and Director          February 26, 2003


/s/ RANDALL PROUTY
----------------------------
Randall Prouty                 Director                        February 26, 2003


/S/ WILBANK J. ROCHE, ESQ.
----------------------------
Wilbank J. Roche, Esq.         Director                        February 26, 2003


/S/ MICHAEL FINCH
----------------------------
Michael Finch                  Director                        February 26, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



      In connection with the Annual Report of Advanced Communications Technologies, Inc. (the "Company") on Form 10-KSB/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date: February 26, 2003                By: /s/WAYNE I. DANSON
                                           -------------------------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302


      I, Wayne I. Danson, President and Chief Financial Officer of Advanced Communications Technologies, Inc., hereby certify that:

      1.    I have reviewed this Form 10-KSB/A of Advanced Communications;

      2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

      3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

Date: February 26, 2003                    /s/ WAYNE I. DANSON
                                           -------------------------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer

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



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
September 7, 2002 (except for Note 12 (A) and (B) as to which date is December 4, 2002)

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2002 AND JUNE 30, 2001

                                                                June 30,

                                                            2002        2001
                                                      --------------------------

                                     ASSETS
                                     ------

    CURRENT ASSETS
    Cash                                              $ 11,093    $       6,816
    Prepaid Expenses                                         -           10,000
                                                   ------------   --------------
    Total Current Assets                                11,093           16,816
                                                   ------------   --------------
    PROPERTY AND EQUIPMENT (NET)                        17,274           19,599
                                                   ------------   --------------
    OTHER ASSETS
    Purchase Goodwill-ACT-AU                                 -        2,000,000
    Security Deposits                                   13,225            5,525
    Other Receivables                                    9,927                -
    Deferred Bond Financing Costs, net of
      accumulated amortization                          63,333                -
                                                   ------------   --------------

    TOTAL OTHER ASSETS                                  86,485        2,005,525
                                                   ------------   --------------

TOTAL ASSETS                                         $ 114,852    $   2,041,940
                                                   ============   ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICENCY
                    ---------------------------------------
LIABILITIES

    CURRENT LIABILITIES
    Accounts Payable                               $   872,493    $     844,205
    Accrued Compensation                               172,183          479,050
    Note Payable-Grassland                                   -          118,530
    Loan Payable to Shareholder                      1,055,736          796,000
    12% Convertible Debentures                         100,407          200,750
    5% Convertible Debentures                        1,000,000                -
    Interest Payable                                    62,917                -
                                                   ------------   --------------
    TOTAL CURRENT LIABILITIES                        3,263,736        2,438,535

    LONG-TERM LIABILITIES
    Note Payable-ACT-Australia                       1,791,166        2,173,167
                                                   ------------   --------------
    TOTAL OTHER LIABILITIES                          1,791,166        2,173,167
                                                   ------------   --------------
TOTAL LIABILITIES                                    5,054,902        4,611,702
                                                   ------------   --------------

STOCKHOLDERS' DEFICIENCY
    Preferred Stock $.O1 Par Value, 25,000,000
      Shares Authorized,
    none issued and outstanding
    Common Stock No Par Value, 200,000,000 and
      100,000,000
    Shares Authorized, 114,102,622 and
      94,489,916
    shares issued and outstanding, respectively     25,471,098       22,696,193
    Commmn Stock to be issued, 833,334 shares                -          250,000
    Deferred Commitment fees, net of
      accumulated amortization                       (562,500)                -
    Accumulated Deficit                           (29,848,648)     (25,515,955)
                                                   ------------   --------------
    TOTAL STOCKHOLDERS' DEFICIENCY                 (4,940,050)      (2,569,762)
                                                   ------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $   114,852    $   2,041,940
                                                   ============   ==============

          See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                                         2002                 2001
                                                    --------------      ---------------

SALES                                               $           -       $       50,000
COST OF SALES                                                   -              (57,310)
                                                    --------------      ---------------
GROSS PROFIT (LOSS)                                             -               (7,310)
                                                    --------------      ---------------
OPERATING EXPENSES


    Consulting Fees                                       (10,149)             567,625
    Amortization and Depreciation                         508,167            1,051,169
    Professional Fees                                   1,228,780            1,214,739
    Other Selling, General and Administrative
      Expenses                                            407,772              501,048
    Stock-Based Compensation                              180,000                    -
                                                    --------------      ---------------

TOTAL OPERATIONG EXPENSES                               2,314,570            3,334,581
                                                    --------------      ---------------
(Loss) From Operations                                 (2,314,570)          (3,341,891)
                                                    --------------      ---------------
OTHER EXPENSES
    Interest expense                                     (318,123)             (10,332)
    Loss from investment                                        -           (3,571,654)
    Loss from impairment of goodwill                   (1,700,000)         (12,399,864)
    Loss on investment acquisition deposit                      -             (425,000)
    Realized loss on decline in marketable
      securities                                                -               (6,825)
                                                    --------------      ---------------
TOTAL OTHER (EXPENSES)                                 (2,018,123)         (16,413,675)
                                                    --------------      ---------------
(LOSS) BEFORE EXTRAORDINARY GAIN                       (4,332,693)         (19,755,566)

  EXTRAORDINARY GAIN
    Gain on extinguishment of debt                              -               23,000

                                                    --------------      ---------------
NET (LOSS)                                          $  (4,332,693)      $  (19,732,566)
----------                                          ==============      ===============

Net (Loss) Per Share- Basic and Dilutive            $      (0.04)       $        (0.22)
                                                    ==============      ===============

Weighted Average Number of Shares
Outstanding During the Period- Basic and Dilutive     100,576,484           87,976,428
                                                    ==============      ===============




          See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
              FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                                                                  COMMON STOCK TO
                                            COMMON STOCK                             BE ISSUED           COMMON       DEFERRED
                                      -------------------------   ACCUMULATED    -------------------     STOCK       COMMITMENT
                                        SHARES        AMOUNT        DEFICIT      SHARES     AMOUNT      ADVANCES        FEES
                                      -----------   ---------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000               82,227,280   $16,865,441   $ (5,783,389)                        $ (375,000)           -

Stock issued for cash                   3,060,600       642,726
Stock warrants issued
  for cash                                              275,454
Stock to be issued                                                               833,334   $ 250,000
Stock issued for offering
  costs                                   250,000
Stock issued for services               1,051,491       328,870
Stock issued for extinguish-
  ment of debt                          6,597,000     4,545,902
Stock issued for conversion
  of convertible debt                   1,803,545       412,800
Common stock retired                     (500,000)     (375,000)                                          375,000
Net (loss) for the year                                            (19,732,566)
                                      -----------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001               94,489,916   $22,696,193   $(25,515,955)  833,334   $ 250,000            -            -
                                      -----------------------------------------------------------------------------------------

Stock issued for services               6,334,679       677,634                  (33,334)    (10,000)
Stock issued for extinguishments
  of debt                               1,190,000       357,001
Stock issued for conversion of
  convertible debt                      4,250,000       100,343
Stock issued for cash                   1,233,333       260,000                 (800,000)   (240,000)
Stock warrants issued for cash                  -       110,000
Stock issued for offering costs           137,727             -
Stock and warrants issued from
  repricing of previously issued
  shares                                2,146,967             -
Stock issued to Directors for
  services                              1,000,000       180,000
Stock issued for commitment fees        3,000,000       750,000                                                      $(562,500)
Capital contribution                            -         9,927
Stock issued in settlement of
  lawsuit                                 320,000        80,000
Interest on beneficial conversion-
  Convertible Debentures                        -       250,000
Net (loss) for the year                                             (4,332,693)
                                      -----------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002              114,102,622   $25,471,098   $(29,848,648)        -   $        -  $             $(562,500)
                                      =========================================================================================






          See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001


                                                2002            2001
                                           -------------   --------------
CASHFLOWS FROM OPERATING ACTIVIIES:
------------------------------------
Net (loss)                                 $ (4,332,693)   $ (19,732,566)
Adjustments to reconcile net loss to
  net cash used:
Depreciation and amortization                    508,167        1,051,169
Realized loss on decline in marketable
  securities                                           -            6,825
Stock issued for services                        847,634          328,870
Stock issued in settlement of lawsuit             80,000
Gain on extinguishment of debt                         -          (23,000)
Loss from investment                                   -        3,571,654
Loss from impairment of goodwill               1,700,000       12,399,864
Accrued compensation                           (306,867)          247,500
Interest Expense on Benefical                    250,000                -
Conversion Feature
Changes in operating assets and
liabilities:
(Increase) decrease in assets
 Prepaid expense                                  10,000           36,118
 Deposits and other                                7,700           40,000
Increase (decrease) in liabilities:
 Accounts payable                                 28,288          633,235
 Interest payable                                 62,917           10,332
 Deferred revenue and other                       41,600         (50,000)
                                           -------------   --------------
  Net cash used in operating activities      (1,103,254)      (1,479,999)
                                           -------------   --------------
CASHFLOWS FROM INVESTING ACTIVITIES:
------------------------------------

Loan to unconsolidated affiliated                      -        (247,608)
company
Purchase of fixed assets                         (1,675)          (8,411)
Repayment of loan to unconsolidated
  affiliate                                     (25,000)                -
                                           -------------   --------------
  Net cash used in investing activities         (26,675)        (256,019)
                                           -------------   --------------
CASHFLOWS FROM FINANCING ACTIVITES:
-----------------------------------
Repayment of note payable                      (118,530)                -
Loan proceeds from shareholder                   259,736          544,500
Proceeds from stock to be issued                       -          250,000
Proceeds from issuance of common stock
  and warrants net of offering costs             130,000          918,180
Proceeds from issuance of convertible
  debentures, net                                889,000
Proceeds from short-term loan, net
of financing fees                                299,000                -
Repayment of short-term loan                   (325,000)                -
                                           -------------   --------------
  Net cash provided by financing
  activities                                   1,134,206        1,712,680
                                           -------------   --------------

Net increase (decrease) in cash                    4,277         (23,338)

Cash and cash equivalents at beginning
  of year                                          6,816           30,154
                                           -------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR   $      11,093   $        6,816
----------------------------------------   =============   ==============


          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

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

The components of the Company's investment in its unconsolidated affiliate Advanced Communications (Australia) at June 30, 2002 are as follows:

                                  INVESTMENT        GOODWILL           TOTAL
                                -------------    --------------   --------------
At acquisition                  $   3,657,472    $   15,692,528   $  19,350,000

Cumulative Investment loss         (3,657,472)               --      (3,657,472)
Amortization of goodwill                    --       (1,292,664)     (1,292,664)
Impairment of goodwill                      --      (12,399,864)    (12,399,864)
                                -------------    --------------   --------------

Balance at June 30, 2001        $           --   $    2,000,000   $   2,000,000

Cumulative amortization of
goodwill
  through March 31, 2002                               (300,000)       (300,000)
Impairment of goodwill                      --       (1,700,000)     (1,700,000)
                                -------------    --------------   --------------
Balance at June 30, 2002        $           --   $            --  $           --
                                =============    ==============   ==============


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

NOTE 4.     PROPERTY AND EQUIPMENT
----------------------------------

                                                     2002        2001
                                                  ----------  -----------

              Computer and office equipment       $  32,909   $   31,234
              Less:  Accumulated depreciation       (15,635)     (11,635)
                                                  ----------  -----------
              Property and equipment - net           17,274       19,599
                                                  ==========  ===========

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



NOTE 6.     NOTES AND LOAN PAYABLE
----------------------------------

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

                                            SHARES
                    DATE           OF COMMON STOCK ISSUED       VALUE
           ---------------------   ----------------------  ---------------

           September 2000                 5,000,000           $  3,500,000
           October 2000(1)                  460,000                460,000
           June 2001                      1,137,000                567,100
           September 2001                 1,190,000                357,001
                                       ------------           ------------
                                          7,787,000           $  4,884,101
                                       ============           ============

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

(B) LEGAL MATTERS
-----------------

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