Form 10QSB/A
period 2002-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-02-27
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         Amendment No. 1 To Form 10-QSB


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

                                 (646)-227-1600
                         (Registrant's telephone number)

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

                                TABLE OF CONTENTS



PART I FINANCIAL INFORMATION...................................................1
      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)...................1
            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS...................................2
            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED).............3
            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED).............4
            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES
                 TO CONSOLIDATED FINANCIAL STATEMENTS..........................5
      ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS....................................14
      ITEM 3.  CONTROLS AND PROCEDURES........................................20
PART II OTHER INFORMATION.....................................................21
      ITEM 1.  LEGAL PROCEEDINGS..............................................21
      ITEM 2.  CHANGES IN SECURITIES..........................................23
      ITEM 3.  DEFAULTS ON SENIOR SECURITIES..................................24
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............24
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................24
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT
      TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002........................29
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302.................................30

                          PART I-FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Consolidated Balance Sheets as of September 30, 2002 and June 30, 2002 (Audited)

      Consolidated Statement of Operations for the three months ended September 30, 2002 and September 30, 2001 (Unaudited)

      Consolidated State of Cash Flows for the three months ended September 30, 2002 and September 30, 2001 (Unaudited)

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         SEPTEMBER 30, 2002    JUNE 30, 2002
                                                             (UNAUDITED)         (AUDITED)
                                                       -------------------------------------
                          ASSETS
                          ------

    CURRENT ASSETS:
    Cash                                               $              415      $      11,093
                                                                                           -
                                                       ------------------      -------------
    TOTAL CURRENT ASSETS                                              415             11,093
                                                       ------------------      -------------

    PROPERTY AND EQUIPMENT (NET)                                   16,274             17,274
                                                       ------------------      -------------

    OTHER ASSETS:
                                                                                           -
    Security Deposits                                               7,700             13,225
    Other Receivables                                               9,927              9,927
    Deferred Bond Financing Costs, net of accumulated
    amortization                                                   53,333             63,333
                                                       ------------------      -------------
    TOTAL OTHER ASSETS                                             70,960             86,485
                                                       ------------------      -------------

TOTAL ASSETS                                           $           87,649      $     114,852
------------                                           ==================      =============

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
         ----------------------------------------

LIABILITIES

    CURRENT LIABILITIES
    Accounts Payable                                   $        1,189,658      $     872,493
    Accrued Compensation                                          172,183            172,183
    Loan Payable to Shareholder                                 1,055,736          1,055,736
    12% Convertible Debentures                                          -            100,407
    Interest Payable                                              135,417             62,917
                                                       ------------------      -------------
    TOTAL CURRENT LIABILITIES                                   2,552,994          2,263,736

    LONG-TERM LIABILITIES
    5% Convertible Debentures                                   1,000,000          1,000,000
    8% Note Payable                                               173,494                  -
    Note Payable-ACT-Australia                                  1,791,166          1,791,166
                                                       ------------------      -------------
    TOTAL OTHER LIABILITIES                                     2,964,660          2,791,166
                                                       ------------------      -------------

TOTAL LIABILITIES                                               5,517,654          5,054,902
                                                       ------------------      -------------

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, $.01 Par Value, 25,000,000 Shares
    Authorized, none issued and outstanding                             -                  -
    Common Stock, No Par Value, 200,000,000
    Shares Authorized, 118,352,622 and 114,102,622
    shares issued and outstanding, respectively                25,571,505         25,471,098
    Deferred Commitment fees, net of accumulated
    amortization                                                (468,750)          (562,500)
    Accumulated Deficit                                      (30,532,760)       (29,848,648)
                                                       ------------------      -------------
    TOTAL STOCKHOLDERS' DEFICIENCY                            (5,430,005)        (4,940,050)
                                                       ------------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $           87,649      $     114,852
----------------------------------------------         ==================      =============

 The accompanying notes are an integral part of these consolidated financial statements


           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)









                                                                          FOR THE THREE MONTHS ENDED
                                                               -----------------------------------------
                                                                SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                                               -------------------  --------------------


OPERATING EXPENSES

    Consulting Fees                                                      16,772                100,000
    Amortization and Depreciation                                       104,750                101,000
    Professional Fees                                                   292,409                130,748
    Other Selling, General and Administrative Expenses                   24,187                 90,304
    Stock-Based Compensation                                                  -                 30,000
                                                               -----------------      ----------------

TOTAL OPERATING EXPENSES                                                438,118                452,052
                                                               -----------------      ----------------

(Loss) From Operations                                                (438,118)              (452,052)
                                                               -----------------      ----------------

OTHER EXPENSES

    Lawsuit settlement                                                (173,494)                      -
    Interest expense                                                   (72,500)                (4,206)
                                                               -----------------      ----------------
TOTAL OTHER (EXPENSES)                                                (245,994)                (4,206)
                                                               -----------------      ----------------

NET (LOSS)                                                     $      (684,112)       $      (456,258)
----------                                                     ================       ================
Net (Loss) Per Share- Basic and Dilutive                       $        (0.006)       $        (0.005)
                                                               =================      ================


Weighted Average Number of Shares
Outstanding During the Period- Basic and Dilutive                   115,095,829             95,639,024
                                                              =================       ================


 The accompanying notes are an integral part of these consolidated financial statements


           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                            FOR THE THREE MONTHS ENDED
                                                   ------------------------------------------
                                                    SEPTEMBER 30, 2002    SEPTEMBER 30, 2001
                                                   -------------------  ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net (loss)                                          $    (684,112)       $         (456,258)
Adjustments to reconcile net loss to net cash used:
Depreciation and amortization                              104,750                   101,000
Stock issued for services                                        -                   244,224
Accrued compensation                                             -                    52,500
Settlement of Lawsuit                                      173,494                         -
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                            5,525                  (10,000)
Increase (decrease) in liabilities:
  Accounts payable                                         317,165                 (101,094)
  Interest payable                                          72,500                     4,206
  Other Advances                                                                      63,000
                                                   ----------------      -------------------
     Net cash used in operating activities                (10,678)                 (102,422)
                                                   ----------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Loan to unconsolidated affiliated company
Purchase of fixed assets
Repayment of loan to unconsolidated affiliate
                                                   ----------------      -------------------
     Net cash used in investing activities                       -                         -
                                                   ----------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from shareholder                                                        25,200
Proceeds from issuance of common stock
and warrants net of offering costs                                                   125,000
                                                   ----------------      -------------------
     Net cash provided by financing activities                   -                   150,200
                                                   ----------------      -------------------

Net increase (decrease) in cash                           (10,678)                    47,778

Cash and cash equivalents at beginning of year              11,093                     6,816
                                                   ----------------      -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $          415       $            54,594
------------------------------------------         ================      ===================

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

    The accompanying notes are an integral part of these consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


The accompanying unaudited consolidated financial statements include the results of Advanced Communications Technologies, Inc. ("ACT" or the "Company") and its wholly owned subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. The financial statements reflect all adjustments of a recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial statements.


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

(A) ORGANIZATION
----------------


Advanced Communications Technologies, Inc., a Nevada corporation, was incorporated on April 30, 1998 and was inactive from its date of formation until April 1999 when it merged with and into the Company in a reverse merger. In consideration for 90% of the stock of the Company, Advanced Communications Technologies, Inc (Nevada) (of which Roger May, our former Chairman and CEO was the principal shareholder) transferred all of its assets which included all of the rights and interest in the SpectruCell technology for the North and South American territories. For accounting purposes, the merger was treated as an acquisition of all of the assets of the Company and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On July 1, 2001, AGC ceased operations and has been inactive since this date. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart"), an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. The Company treated the purchase as a recapitalization, and has not recorded any goodwill associated with the acquisition. On April 5, 2000, the Company acquired a 20% equity ownership interest in Advanced Communications Technologies (Australia) Pty Ltd ("ACT-AU"), an unconsolidated affiliated entity, which on November 11, 2002 was unilaterally terminated by ACT-AU. SEE NOTE 8(E)(IV). On July 5, 2000, the Company entered into a interim License and Distribution Agreement with ACT-AU pursuant to which the Company had the exclusive rights to market and distribute the SpectruCell technology in North, South and Central America. Despite the termination of the interim License Agreement, the Company still owns the North and South American rights to market and distribute SpectruCell that it acquired pursuant to the April 1999 merger with Advanced Communications (Nevada). On October 25, 2002, the interim License and Distribution Agreement was unilaterally terminated by ACT-AU. (SEE NOTE 8(E)(IV). In July 2000, the Company formed Australon USA, Inc. ("Australon"), a Delaware corporation owned 50% by the Company and 50% by Australon Enterprises Pty., Ltd., a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of ACT-AU. In November 2000, the Company formed Advanced Network Technologies (USA), Inc. ("ANT"), a Delaware corporation, owned 70% by the Company and 30% by ACT-AU. Both Australon and ANT are inactive and have never been operational. Australon Enterprises Pty Ltd is an Australian public company that manufactures and distributes remote monitoring devices for homes and businesses such as remote meter reading and residential automated gateway devices. While Mr. May, our former CEO and Chairman of the Board has a significant ownership interest in Australon Enterprise Pty, through his ownership interest in ACT-AU, he is not involved in Australon's daily management or business operations and is not represented on its Board of Directors. The joint venture relationship was established while Mr. May controlled both companies. Presently, the company is not in negotiations with Australon Enterprises Pty and does not intend to enter into any discussions with Australon's management. Australon USA, Inc is inactive and will remain inactive for the foreseeable future.


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


NOTE 2.     PROPERTY AND EQUIPMENT
----------------------------------

                                             SEPTEMBER 30,     JUNE 30,
                                                2002             2002
                                            -------------     ------------

         Computer and office equipment     $      32,909     $     32,909
         Less:  Accumulated depreciation        (16,635)         (15,635)
                                            -------------    -------------
            Property and equipment - net   $      16,274     $     17,274
                                           ==============    =============

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


NOTE 4.     NOTES AND LOAN PAYABLE
----------------------------------

(A) NOTE PAYABLE TO ACT-AUSTRALIA


The Company had a non-interest bearing and unsecured note payable to ACT-AU of $7,500,000 as of April 5, 2000 (See Note 2). The note was payable in three equal monthly installments commencing on May 31, 2000. Under the terms of the Stock

Purchase Agreement with ACT-AU, the monthly installment payments were extended indefinitely without interest to allow us to raise the cash portion of the purchase price through a private or public offering of securities. There are no default or penalty provisions under the terms of the Stock Purchase Agreement. Upon raising funds pursuant to a private or public offering, the Company was obligated to repay ACT-AU's note with those funds remaining after deduction for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by the Company's Board of Directors.





During the fiscal years ended June 30, 2002 and 2001 the Company repaid in both cash and common stock, $5,326,833 and $382,001 of the obligation , respectively. As of September 30, 2002, the balance of the Company's obligation to ACT-AU was $1,791,166.





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


(A) 12% SECURED  CONVERTIBLE DEBENTURES


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


(B) 5% CONVERTIBLE DEBENTURES DUE JANUARY 2004
----------------------------------------------


In January 2002, the Company issued, in the aggregate, $1 million of 5% Convertible Debentures to Cornell Capital Partners, LP and 16 other investors.

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

As of September 30, 2002 and June 30, 2002, interest of $135,417 and $62,917, respectively, is accrued on these debentures.

Future maturities of long-term debt as of September 30, 2002 are as follows:

                               YEAR            AMOUNT
                               ----            ------
                               2004           $1,057,831
                               2005               57,831
                               2006               57,831
                                              ----------
                               Total          $1,173,494
                                              ==========



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

(B)   INDEMNIFICATION   OF  DIRECTORS  AND   EMPLOYEES  IN  RE:   ADVANCED
COMMUNICATIONS (AUSTRALIA) V. COMPANY DIRECTORS AND EMPLOYEES
-------------------------------------------------------------

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

(D) PENDING CLAIM BY ADVANCED COMMUNICATIONS (AUSTRALIA) FOR COSTS OF AUSTRALIA LITIGATION AND FOR DAMAGES
------------------------------------


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

On May 27, 2002 and May 28, 2002 the court held full hearings on the Company's injunction applications and took the matter under submission. On August 23, 2002, the court issued a comprehensive temporary injunction granting all the relief sought by the Company pending trial on the matters at issue. Among other things, the injunction prohibited Advanced Communications (Australia), directly or indirectly, from taking any action in the license territory with respect to marketing, distributing, selling or otherwise dealing with the SpectruCell technology (including the military applications thereof), except through and with the prior written consent of the Company. In addition, the ruling granted the Company a temporary injunction until trial prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" the Company's stock in Advanced Communications (Australia).

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

In mid-November 2002, Advanced Communications (Australia) purportedly terminated the Stock Purchase Agreement based on the assertion that the Company was insolvent and its insolvency constituted an irreparable event of default thereunder. The effect of the purported Notice of Termination is to cancel the Company's stock interest in Advanced Communications (Australia). Consistent with our decision to withdraw from the Australia litigation referred to above, we have not challenged the purported termination of the Stock Purchase Agreement in the Australia Court. Given that Advanced Communications (Australia) is in an insolvency proceeding in Australia, has ceased to do business as an operating entity, that its assets have been sold, and that the Company has written off its entire investment in Advanced Communications (Australia), the future financial impact of this purported termination of the Company rights is believed not to be material.. The Company's position, which is subject to opinion by Australian counsel, is that as a result of Advanced Communications (Australia's) purported termination of the Stock Purchase Agreement, no further money is owed, and the Company has no further obligation to Advanced Communications (Australia).


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





As of December 1, 2002, management has settled, or is in the process of settling, all of its outstanding lawsuits and has recorded the financial statement impact of such settlements. Moreover, management does not believe that the contingencies described above will have a material adverse impact on the future financial condition of the Company.

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


NOTE 10.    SUBSEQUENT EVENTS
-----------------------------


On October 10, 2002, the Company's Board of Directors approved the issuance of 100,000 shares each or 500,000 shares in the aggregate, to Messrs. Danson, Prouty, Lichtman, Roche and Finch, having a value of $1,000 each or $5,000 in the aggregate, in partial satisfaction of unpaid prior legal and consulting fees. These shares were issued on December 5, 2002.


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



FINANCIAL CONDITION

      The Company has limited resources, has incurred cumulative net operating losses of $30,532,760 and expects to incur additional losses unless the SpectruCell product, when developed, is made available to us for sale to military and commercial customers in North and South America. Based on the prior litigation with Advanced Communications (Australia) and the current situation, it is unclear if this will ever occur. We currently do not have any marketing or promotional employees or engineers to market and sell SpectruCell. Moreover, given the prior litigation between the Company, Mr. May and Advanced Communications (Australia), we have no reliable information on the status of the SpectruCell product and when it will be available, if at all, to military users and be field tested for commercial applications. In the interim, in order for us to continue operating, we will require additional funding. Assuming that the SpectruCell product will be developed and made available to us for marketing and distribution in our exclusive territory, we believe that we will need funds to re-build our marketing and sales team, hire qualified engineers and pay our debts which include $1,189,658 of accounts payable and accrued expenses, $1,135,417 of convertible debentures and other obligations of $1,401,413. Our plans with regard to these matters include continuing to minimize the company's infrastructure costs while seeking additional capital through the draw down of our Equity Line of Credit facility until such time as the SpectruCell product becomes available to us for marketing and distribution to military and commercial customers. Although we continue to pursue these plans, there is no assurance that SpectruCell will ever be completed and become a commercially viable product, that we will be able to exercise our rights to market and distribute SpectruCell in North and South America, or that we will be successful in obtaining sufficient financing on terms acceptable to us, or establish the marketing team and network necessary to enable us to do so. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Unless the company is able to activate its Equity Line of Credit facility within the near future, management will be unable to continue operating the company. The Company does not have any internal or external sources of cash other than the Equity Line of Credit facility.

      Since April 1999, our efforts have been principally devoted to describing and marketing the to- be developed SpectruCell technology to U.S. based customers, building an infrastructure of marketing, technical and administrative support staff to support our future sales efforts at such time as SpectruCell became available to the military and commercial marketplaces and raising capital. Since inception through June 30, 2002, we have sustained cumulative net losses of $29,848,648, including non-cash charges in the amount of $19,350,000 for the write-off of our investment in Advanced Communications (Australia). In addition, a non-cash charge of $4,580,762 was incurred in connection with the issuance of stock for services. Our losses have resulted primarily from expenditures incurred in connection with costs associated with unsuccessful acquisitions, office infrastructure costs and general and administrative expenses. From inception through June 30, 2002, the cost associated with unsuccessful acquisitions amounted to $961,340 and general and administrative costs amounted to $4,956,546. From inception we have earned $50,000 in revenues from the sale of international wholesale telephone minutes and effective July 1, 2001, we terminated this business.

      No sales of SpectruCell have been made by Advanced Communications (Australia) or us, as SpectruCell is currently under development. We are a marketing company whose primary focus has been the licensing and distribution of a product for the wireless telecommunications industry known as SpectruCell. SpectruCell was being developed by Advanced Communications Technologies
(Australia) Pty Ltd ("Advanced Communications (Australia)"), an insolvent development stage company in which we owned a 20% interest.. We own the North and South America rights to market and distribute SpectruCell, which we acquired in our 1999 merger with Advanced Communications (Nevada). The Company's business plan is to market, license and distribute SpectruCell when the product is developed and made available to the commercial and military market. The Company currently does not perform any activities in connection with marketing, licensing or distributing SpectruCell. The SpectruCell product is still in development and it is uncertain when its development will be completed and the product available to the marketplace.

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

      OPERATING EXPENSES


      Operating expenses for the three months ended September 30, 2002, were $438,118 and represent a modest decrease in operating expenses of $452,052 for the comparative period ended September 30, 2001. Included in operating expenses for both periods is $104,750 and $101,000 respectively, of depreciation and amortization attributable to the quarterly depreciation of our office property and equipment ($1,000) and $103,750 of amortization attributable to deferred financing and commitment fees for the three months ended September 30, 2002 and $100,000 of amortization of goodwill associated with our investment in Advanced Communications (Australia) for the three months ended September 30, 2001. Consulting fees for the three months ended September 30, 2002 decreased by $83,228 from the comparative period due to the curtailment of our operations during the quarter. Professional fees for the three months ended September 30, 2002 increased $161,661 over the comparable three-month period ended September 30, 2001 due to the increase in legal fees associated with the Company's Australian litigation with Roger May and Advanced Communications (Australia).


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



      (B)   LIQUIDITY AND CAPITAL RESOURCES


      At September 30, 2002, our principal source of liquidity was $415 of cash and cash equivalents. We have no credit facilities in place nor any source of internal or external capital other than our Equity Line of Credit facility .On January 10, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain a fee of 3% of each advance under the Equity Line of Credit as a fee. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. Our Equity Line of Credit is not yet effective and the Company has not drawn down any funds from this facility. Except for the Equity Line of Credit, we have no commitments for capital. As of February 25, 2003, substantially all of our authorized shares of common stock were outstanding. As a result, we do not have any shares of common stock available to issue under the Equity Line of Credit, in other capital raising transactions or otherwise. This means that we will not be able to raise capital from the sale of common stock, whether under the Equity Line of Credit or otherwise, unless the majority of our outstanding shares of common stock vote to approve an increase to the number of shares of common stock that we are authorized to issue. We plan to seek approval from our shareholders to increase our authorized common stock, although no assurances can be given that such approval will be obtained. Our failure to obtain such approval will mean that we will not be able to raise capital under the Equity Line of Credit or from the sale of our stock. In addition, we do not anticipate being able to obtain loans given our financial position. We will not be able to re-commence operations and may be forced to liquidate if we are unable to obtain such shareholder approval.

      We anticipate that our cash needs over the next 12 months consist of general working capital needs of $600,000, plus the repayment of outstanding indebtedness of $2,552,994. These obligations include accounts payable and accrued expenses in the amount of $1,189,658, accrued compensation of $172,183 and an unsecured, non-interest-bearing loan payable to an entity wholly-owned by Roger May, a former officer and director and shareholder. As of September 30, 2002, we had a working capital deficiency of $2,552,579. As a result of our working capital shortfalls, we have ceased virtually all business operations, except for minimal operations in attempting to raise capital and to file reports with the Securities and Exchange Commission.

      Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of September 30, 2002, we had an accumulated deficit of $30,532,760. Cash used in operations for the fiscal years ended June 30, 2002 and 2001 was $1,103,254 and $1,479,999, respectively. At September 30, 2002, our only source of liquidity was $415 of cash. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Subsequent to the end of the fiscal year, we have substantially curtailed our overhead and have relocated our office in California to New York, and terminated all of our consultants. Unless we are able to raise additional capital through the issuance of stock or convertible debentures or commence drawing down on our Equity Line of Credit once our Registration Statement is declared effective by the SEC, we will be unable to continue our even our minimal operations and may be required to liquidate. Unless we are able to raise additional capital through our Equity Line of Credit or from other sources, we will be unable to continue as a going concern. Considering the depressed state of the private and public capital markets, we believe that our only reasonable chance of raising additional capital is through our Equity Line of Credit with Cornell Capital

Partners, L.P., if our shareholders approve an increase to our authorized common stock and our Registration Statement is declared effective by the SEC.


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




      The Company has total liabilities of $5,517,654 as of September 30, 2002. Included in this total are contractual obligations of $4,289,735. These contractual obligations, along with the dates on which such payments are due, are described below:




                                                PAYMENTS DUE BY PERIOD
                              --------------------------------------------------------------
                                               1          2-3          4-5            AFTER 5
CONTRACTUAL OBLIGATIONS        TOTAL      YEAR OR LESS   YEARS        YEARS            YEARS
---------------------------   ----------- -------------  ---------  -----------    ----------

Notes Payable                 $1,791,166*  $         --  $       --  $1,791,166*    $      --
Convertible Debentures          1,308,911        57,813   1,251,079           --           --
Accounts Payable and Accrued
  Expenses                      1,189,658     1,189,658          --           --           --
                              -----------  ------------  ----------  -----------    ---------
Total Contractual Obligations $ 4,289,735  $  1,247,471  $1,251,079  $1,791,166*    $      --
                              ===========  ============  ==========  ===========    =========

*     The Company  believes that this  obligation has been cancelled by Advanced
      Communications (Australia) due to Advanced Communications (Australia)'s unilateral revocation of the Stock Purchase Agreement and is no longer obligated to pay this.




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

      In  November  2002,  Advanced  Communications  entered  into a  Securities
Purchase Agreement with Cornell Capital Partners, L.P., whereby it agreed to issue and sell Two Hundred Fifty Thousand Dollars ($250,000) of secured convertible debentures. These secured convertible debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 31, 2002. These secured convertible debentures accrue interest at a rate 10% per year and are convertible at the holder's option. At Advanced Communications' option, these debentures may be paid in cash or redeemed at a 20% premium on or before December 15 2002 and at a 50% premium after December 15, 2002 and prior to November 2004. In connection with the Securities Purchase Agreement, Advanced Communications entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby it granted a security interest in all of its assets as security for its obligations under the secured convertible debentures, as well as all other obligations of Advanced Communications to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement, including, without limitation, those obligations of Advanced Communications to Cornell Capital Partners, L.P. under the convertible debentures dated January 2002. The security agreement provides, however, that upon the payment in full by Advanced Communications of its obligations to Cornell Capital Partners, L.P. arising from the Securities Purchase Agreement dated November 2002, and the related documents of even date therewith, Cornell Capital Partners, L.P. agrees to release any and all security interests it may then maintain on SpectruCell and the related License and Distribution Agreement dated July 5, 2000, between the Advanced Communications and Advanced Communications Technologies (Australia) Pty., Ltd. The issuance of the secured convertible debentures contains a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded as an interest expense and a component of equity on the issuance date.


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

      The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                 HIGH BID    LOW BID
                                                 --------    -------

                2001
                Quarter Ended September 30, 2000   $1.25      $ .56
                Quarter Ended December 31, 2000     1.19        .48
                Quarter Ended March 31, 2001        1.03        .45
                Quarter Ended June 30, 2001          .68        .27

                                                 HIGH BID    LOW BID
                                                 --------    -------
                2002
                Quarter Ended September 30, 2001   $ .41      $ .25
                Quarter Ended December 31, 2001      .38        .17
                Quarter Ended March 31, 2002         .26        .06
                Quarter Ended June 30, 2002          .08        .02

                2003
                Quarter Ended September 30,        $ .08     $ .005
                2002

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



      In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses. In addition, our CEO and CFO have concluded that our disclosure controls are effective to ensure that material information relating to Advanced is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

      On May 27, 2002 and May 28, 2002 the court held full hearings on the Company's injunction applications and took the matter under submission. On August 23, 2002, the court issued a comprehensive temporary injunction granting all the relief sought by the Company pending trial on the matters at issue. Among other things, the injunction prohibited Advanced Communications
(Australia), directly or indirectly, from taking any action in the license territory with respect to marketing, distributing, selling or otherwise dealing with the SpectruCell technology (including the military applications thereof), except through and with the prior written consent of the Company. In addition, the ruling granted the Company a temporary injunction until trial prohibiting Advanced Communications (Australia) from "transferring, dealing with, charging, diminishing, mortgaging, assigning or disposing of" the Company's stock in Advanced Communications (Australia).

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

      In mid-November 2002, Advanced Communications (Australia) purportedly terminated the Stock Purchase Agreement based on the assertion that the Company was insolvent and its insolvency constituted an irreparable event of default thereunder. The effect of the purported Notice of Termination is to cancel the Company's stock interest in Advanced Communications (Australia). Consistent with our decision to withdraw from the Australia litigation referred to above, we have not challenged the purported termination of the Stock Purchase Agreement in the Australia Court. Given that Advanced Communications (Australia) is in an insolvency proceeding in Australia, has ceased to do business as an operating entity, that its assets have been sold, and that the Company has written off its entire investment in Advanced Communications (Australia), the future financial impact of this purported termination of the Company rights is believed not to be material. The Company's position, which is subject to opinion by Australian counsel, is that as a result of Advanced Communications (Australia's) purported termination of the Stock Purchase Agreement, no further money is owed, and the Company has no further obligation to Advanced Communications (Australia).




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

2.6            Bylaws, as currently in effect         Incorporated by reference to
                                                      Exhibit 3.2 to   Form S-1
                                                      Registration Statement filed on
                                                      August 14, 2001

2.7            Fourth Amendment to Articles of        Incorporated by reference to
               Incorporation                          Exhibit 2.7 to the Form SB-2
                                                      filed with the SEC on March 5,
                                                      2002


EXHIBIT NO.    DESCRIPTION                            LOCATION
------------   -----------------------------------    ----------------------------

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
               Inc.

10.14          Registration Rights Agreement dated    Incorporated by reference to
               January 10, 2002, by and between       Exhibit 10.14 to the Company's
               Advanced Communications Technologies,  Form 10-QSB filed on February
               Inc.                                   12, 2002


EXHIBIT NO.    DESCRIPTION                            LOCATION
------------   -----------------------------------    ----------------------------

10.15          Placement Agent Agreement dated        Incorporated by reference to
               January 10, 2002, by and between       Exhibit 10.15 to the Company's
               Advanced Communications Technologies,  Form 10-QSB filed on February
               Inc. and Westrock Advisors, Inc.       12, 2002

10.16          Escrow Agreement dated January 10,     Incorporated by reference to
               2002, by and among Advanced            Exhibit 10.16 to the Company's
               Communications Technologies, Inc.,     Form 10-QSB filed on February
               Cornell Capital Partners, LP, Butler   12, 2002
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

10.19          Securities Purchase Agreement, dated   Incorporated by reference to
               November 2002, by and among Advanced   Exhibit 10.19 to the Company's
               Communications and Buyers              Form 10-KSB for the year ended
                                                      June 30, 2002 filed on December
                                                      6, 2002

10.20          Investor Registration Rights           Incorporated by reference to
               Agreement, dated November 2002, by     Exhibit 10.20 to the Company's
               and among Advanced Communications and  Form 10-KSB for the year ended
               Investors                              June 30, 2002 filed on December
                                                      6, 2002

10.21          Secured Convertible Debenture          Incorporated by reference to
                                                      Exhibit 10.21 to the
                                                      Company's Form 10-KSB for
                                                      the year ended June 30,
                                                      2002 filed on December 6,
                                                      2002

10.22          Escrow Agreement, dated November       Incorporated by reference to
               2002, by and among Advanced            Exhibit 10.22 to the Company's
               Communications, Buyers, and Wachovia   Form 10-KSB for the year ended
               Bank, N.A.                             June 30, 2002 filed on December
                                                      6, 2002

10.23          Irrevocable Transfer Agent             Incorporated by reference to
               Instructions, dated November 2002      Exhibit 10.23 to the Company's
                                                      Form 10-KSB for the year ended
                                                      June 30, 2002 filed on December
                                                      6, 2002

10.24          Security Agreement, dated November     Incorporated by reference to
               2002, by and among Advanced            Exhibit 10.24 to the Company's
               Communications and Buyers              Form 10-KSB for the year ended
                                                      June 30, 2002 filed on December
                                                      6, 2002

10.25          Middletons Lawyers Letter, dated       Incorporated by reference to
               November 11, 2002, terminating the     Exhibit 10.25 to the Company's
               April 2000 Stock Purchase Agreement    Form 10-KSB for the year ended
               between Advanced Communications        June 30, 2002 filed on December
               Technologies, Inc. and Advanced        6, 2002
               Communications (Australia)

      (b)   REPORTS ON FORM 8-K.

            (ii)  Reports on Form 8-K:



      On July 23, 2002, the Company filed a Form 8-K disclosing an update to its pending litigation with Advanced Communications (Australia) and its voluntary administration.


      On September 4, 2002, the Company filed a Form 8-K disclosing an update to its litigation with Advanced Communications (Australia).


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

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.


                                     By:   /S/ WAYNE I. DANSON
                                           -------------------------------------
                                     Name: Wayne I. Danson
                                     Title:President (Principal Executive
                                           Officer), Chief Financial Officer
                                           (Principal Accounting Officer)
                                           and Director
                                     Date: February 26, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Amendment No 1 to the Quarterly Report of Advanced Communications Technologies, Inc. (the "Company") on Form 10-QSB/A for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:


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

      1. I have reviewed this amended quarterly report on Form 10-QSB/A of September 30, 2002;

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



Date: February 26, 2003                    By:   /S/ WAYNE I. DANSON
                                              ----------------------------------
                                                 President and Chief Financial
                                                 Officer