Form 10KSB/A
period 2002-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-05-02
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 2 TO FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                          COMMISSION FILE NO. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                  65-0738251
--------------------------------------   ---------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X]Yes [ ]No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ ]Yes  [ ]No

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

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                                  FORM 10-K-SB
                                TABLE OF CONTENTS


PART I.........................................................................1
       Item 1. Business........................................................1
       Item 2. Description Of Property.........................................8
       Item 3. Legal Proceedings...............................................8
       Item 4. Submission Of Matters To A Vote Of Security Holders............11
PART II.......................................................................12
       Item 5. Market For Common Equity And Related Stockholder Matters.......12
       Item 6. Selected Financial Data........................................15
       Item 7. Management's Discussion And Analysis Of Financial Condition
               And Results Of Operations......................................16
       Item 8. Financial Statements...........................................25
       Item 9. Changes In And Disagreements With Accountants On
               Accounting And Financial Reporting.............................25
PART III......................................................................26
       Item 10. Directors, Executive Officers, Promoters And Control
                Persons; Compliance With Section 16(a) Of The Exchange Act....26
       Item 11. Executive Compensation........................................28
       Item 12. Security Ownership Of Certain Beneficial Owners
                And Management................................................29
       Item 13. Certain Relationships and Related Transaction.................30
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002..................................1
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302..................................1
ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2002.......................................i

                                     PART I

ITEM 1.  BUSINESS

         In April 1999, we merged with and into Advanced Communications (Nevada), a Nevada corporation. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) received 90% of the Company's outstanding common stock and the Company received all of Advanced Communications (Nevada)'s assets. These assets included all of the North and South American rights to market and distribute SpectruCell, a wireless software defined radio ("SDR") based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals (e.g., AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station and is expected to provide flexibility for future spectrum upgrades to 3G. The SpectruCell product was previously being developed by Advanced Communications Technologies (Australia), Pty. Ltd. ("Advanced Communications (Australia)") an Australia development company in which we owned a 20% interest that went into an administrative insolvency proceeding in mid-2002 and is no longer operating as a going concern. SpectruCell is now being developed by SpectruCell SDR Pty Ltd, an Australia start-up company in which we have no interest, which acquired a license to development, manufacture and sell the SpectruCell technology in the latter part of 2002. We believe that our rights to SpectruCell have not been affected by the transfer of the SpectruCell technology to SpectruCell SDR Pty Ltd and that SpectruCell SDR Pty Ltd acquired the SpectruCell technology subject to our rights.

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

         During most of 2002, we were in litigation with Advanced Communications (Australia) and Roger May over our stock ownership interests in Advanced Communications (Australia) under a Stock Purchase Agreement we entered into with Advanced Communications (Australia) in April 2000 and our rights to market and distribute SpectruCell under an interim License Agreement. In early October 2002, Advanced Communications (Australia) terminated the interim License Agreement on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the interim License Agreement. Our initial response to the termination of the License Agreement was to oppose it; however, after further consideration and receiving advice of counsel, we made the strategic decision not to contest the termination and to withdraw from the Australian litigation. This decision was based, in part, on our view that the rights we acquired in the 1999 merger with Advanced Communications (Nevada) to market and distribute SpectruCell in North and South America were not created or affected by the termination of the interim License Agreement by Advanced Communications (Australia). We intend to protect these rights to the fullest extent we are able to do so, and we anticipate that Advanced Communications (Australia), Mr. May and SpectruCell SDR Pty Ltd. will not acknowledge these rights and will oppose them. Mr. May and related entities control SpectruCell SDR Pty Ltd.

         As a result of the above-described events, our ability to market and distribute SpectruCell in North and South America and exercise the rights we acquired in the 1999 merger with Advanced Communications (Nevada) is limited and our rights to market and distribute SpectruCell are unclear. Apart from this, SpectruCell is still under development and it is uncertain, even if the above-described issues were resolved, whether the development will ever be completed and a commercially viable product brought to market.


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

COMPANY HISTORY

         We were incorporated on April 30, 1998 and were inactive from April 1998 to June 1998 except for the issuance of founders' shares. On April 7, 1999, Advanced Communications (Nevada) merged with and into the Company. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) (of which Mr. May was the principal shareholder) received 90% of the Company's outstanding common stock and the Company received all of Advanced Communications (Nevada)'s assets that included all of the North and South American rights to market and distribute SpectruCell.

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

         On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company which stated that the April 2000 Stock Purchase Agreement was terminated immediately due to the Company's insolvency. The effect of the Notice of Termination is to cancel the Company's stock interest in Advanced Communications (Australia). Consistent with our decision to withdraw from the Australia litigation, we have not challenged the termination of the Stock Purchase Agreement in the Australia Court. Given that Advanced Communications (Australia) is in an insolvency proceeding in Australia, has ceased to do business as an operating entity, that its assets have been sold, and that the Company has written off its entire investment in Advanced
Communications (Australia), the future financial impact of this on the Company is not believed to be significant. The Company's position, which is subject to opinion by Australian counsel, is that as a result of Advanced Communications (Australia's) insolvency proceeding and its termination of the Stock Purchase Agreement, no further money is owed, and that the Company has no further obligation to Advanced Communications (Australia).

         In July 2000, we entered into an interim License and Distribution Agreement (the "interim License Agreement") with Advanced Communications (Australia) to help facilitate implementation of the rights we acquired in the 1999 merger. The interim License Agreement acknowledged our exclusive license to market and distribute in North and South America the SpectruCell technology and certain other technologies to be developed. In early October, 2002, Advanced Communications (Australia) terminated the interim License Agreement on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the interim License Agreement. After considering the overall situation and receiving advice of counsel, we made the strategic decision not to contest the termination and to withdraw from the Australian litigation.

         On July 24, 2000, we formed Australon USA, Inc., a Delaware corporation, owned 50% by our company and 50% by Australon Enterprises Pty., Ltd. a publicly traded company listed on the Australian Stock Exchange and a 66% owned subsidiary of Advanced Communications (Australia). Australon Enterprises Pty Ltd. is an Australian public company that manufactures and distributes remote monitoring devices for homes and businesses such as remote meter reading and residential automated gateway devices. While Mr. May, our former CEO and Chairman of the Board has a significant ownership interest in Australon Enterprise Pty, through his ownership interest in Advanced Communications (Australia), he is not involved in Australon`s daily management or business operations and is not represented on its Board of Directors. The joint venture relationship was established while Mr. May controlled both companies. We formed Australon USA, Inc. to market and sell the Australon suite of products in the U.S., Canada and South America. Presently, the company is not in negotiations with Australon Enterprises Pty and will not enter into any discussions with Australon's management until the Company's lawsuit with Advanced Communications (Australia) and Mr. May is resolved. Australon USA, Inc is inactive and will remain inactive for the foreseeable future. Australon USA, Inc. had no revenues or expenses for the fiscal years ended June 30, 2002 or 2001.

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

         THE SPECTRUCELL TECHNOLOGY

         NOTE: The discussion in this section is based primarily on information provided to us by management of Advanced Communications (Australia) prior to 2002 and prior to the commencement of the litigation between us and Advanced Communications (Australia), the current accuracy of which we have not been able to independently verify.. It is also on information provided to us by management of Advanced Communications (Australia) after that time during settlement negotiations and from affidavits filed by employees of Advanced Communications (Australia) in the litigation referred to above, the current accuracy of which we have not been able to verify. As a result of that litigation, the insolvency of Advanced Communications (Australia), its ceasing to operate as a going concern, and the transfer of the SpectruCell technology to a third party with which we have no relationship, we do not have any reliable information on the current status of the technology

         SpectruCell is a wireless software defined radio ("SDR") based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals (e.g., AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station and is expected to provide flexibility for future spectrum upgrades to 3G.

         The SpectruCell conceptual design incorporates new approaches to the development of a software defined radio operating system SpectruCell is expected to use commercial off the shelf components to the extent that they are available. By utilizing the SpectruCell software-based operating system, network providers are expected to be able to support substantially all current and future wireless frequencies with the same equipment on the same network through software upgrades.




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

         SpectruCell is being developed to have the capacity to dynamically assign channels and spectrum (i.e., call carrying capacity) to the cells requiring it most. In a sense, the cellular operator would possess a so-called "elastic capacity" at cells in the system. Since all voice channels would be centrally located at the switch instead of at the cell/antenna sites, individual voice channels and RF trunks can be distributed as needed to busy cell/antenna sites. Channels would be essentially "borrowed" from surrounding cells and used to support call traffic at the busier sites during call volume peaks. This is a distinct departure from present "honeycomb style" systems where each cellular network is dedicated to a single protocol and each cell has fixed call carrying capacity or bandwidth, that is limited by the number of voice channels installed at each cell site. In essence, the SpectruCell architecture provides a basis for a paradigm shift from the conventional telecommunications central office switching structure for evolving wireless networks. For carriers to support multiple protocols such as GSM and CDMA digital mobile phones, current wireless communications technology requires separate cell sites with separate equipment for each protocol carried. If developed as intended, SpectruCell will allow carriers to maintain and utilize their existing networks to support current and evolving through software upgrades

         Other applications that have been identified for potential deployment include:

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

         At this time, to our knowledge, SpectruCell is not commercially available and is still in development. At of this time, we have not been able to independently verify what features, applications, capacities or claimed advantages of SpectruCell have been demonstrated. At this time, we do not have any reliable information as to when SpectruCell will be at a stage where it can be marketed.

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

         Potential competitors consist primarily of major domestic and international companies, all of which have longer operating histories; installed customer bases; higher volumes; substantially greater name recognition; and greater financial, technical, manufacturing, marketing, sales and distribution resources. While the Company anticipates marketing and selling SpectruCell to wireless network operators, other telecommunications companies and federal, state and local governmental agencies, we expect to face increasing competition as major telecommunications companies realize the advantages of SDR and begin devoting more resources to developing SDR base technologies. All of these companies have substantially greater resources than we do. These companies also have more experience than we do in obtaining governmental approval from the Federal Communications Commission and other agencies.

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

         The Company is a guarantor to Jason Webster's one year residential lease that expires January 25, 2003. The Guaranty which was executed in January 2002 requires the Company to reimburse the landlord in the event of a default by Jason Webster, the former Director of Corporate Communications of the Company. The rent under the residential lease is $1,690 per month. The Company has not been required to perform under the Guaranty.

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

         In mid-October 2002, Mr. May and Advanced Communications (Australia) terminated the interim License Agreement based on the assertion that the Company was insolvent and that its insolvency constituted an irreparable event of default thereunder. The Company made a strategic decision not to challenge the termination. On October 25, 2002, the Company withdrew from the litigation against Advanced Communications (Australia) and Mr. May. Despite the termination of the interim License Agreement, the Company still owns the North and South American rights to market and distribute SpectruCell that it acquired pursuant to the April 1999 merger with Advanced Communications (Nevada).

         In mid-November 2002, Advanced Communications (Australia) terminated the Stock Purchase Agreement based on the assertion that the Company was insolvent and its insolvency constituted an irreparable event of default thereunder. The effect of the Notice of Termination is to cancel the Company's stock interest in Advanced Communications (Australia). Consistent with our decision to withdraw from the Australia litigation referred to above, we have not challenged the termination of the Stock Purchase Agreement in the Australia Court. Given that Advanced Communications (Australia) is in an insolvency proceeding in Australia, has ceased to do business as an operating entity, that its assets have been sold, and that the Company has written off its entire investment in Advanced Communications (Australia), the future financial impact of this termination of the Company rights is believed not to be significant. The Company's position, which is subject to opinion by Australian counsel, is that as a result of Advanced Communications (Australia's) termination of the Stock Purchase Agreement, no further money is owed, and the Company has no further obligation to Advanced Communications (Australia).

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

         The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                   HIGH BID          LOW BID

             2001

             Quarter Ended September 30, 2000         $1.25           $ .560
             Quarter Ended December 31, 2000           1.19             .480
             Quarter Ended March 31, 2001              1.03             .450
             Quarter Ended June 30, 2001                .68             .270

             2002

             Quarter Ended September 30, 2001         $ .41           $ .250
             Quarter Ended December 31, 2001            .38             .170
             Quarter Ended March 31, 2002               .26             .060
             Quarter Ended June 30, 2002                .08             .020

             2003

             Quarter Ended September 30, 2002         $ .08           $ .005

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                   FOR THE YEARS ENDED JUNE 30,
                                                       -----------------------------------------------------
                                                            2002                2001                 2000
                                                       -----------------------------------------------------
Revenue                                                $          --       $      50,000        $         --
Cost of Revenue                                                   --              57,310                  --
Gross Profit (Loss)                                               --             (7,310)                  --
Operating Expenses                                         2,314,570           3,334,581           4,635,186
Operating (Loss)                                         (2,314,570)         (3,341,891)         (4,635,186)
(Loss) from Investment                                            --         (3,571,654)                  --
(Loss) from Goodwill Impairment                          (1,700,000)        (12,399,864)                  --
Other Expense (Net of $23,000 of Extraordinary
Gain in Fiscal 2001)                                       (318,123)           (419,157)                  --
(Loss) Before Income Taxes                               (4,332,693)        (19,732,566)         (5,110,427)
Provision for Income Taxes                                        --                  --                  --
Net (Loss)                                               (4,332,693)        (19,732,566)         (5,110,427)
Net (Loss) Per Share:
  Basic and Diluted                                    $       (.04)       $       (.22)        $      (.07)
Pro Forma Weighted Average Shares:
  Basic and Dilutive                                     100,576,484          87,976,428          77,107,560
                                                       =============       =============        ============


                                            FOR THE YEARS ENDED JUNE 30,
                                ---------------------------------------------
                                     2002            2001             2000
                                ---------------------------------------------

Cash and Cash Equivalents       $     11,093    $     6,816      $     30,154
Working Capital (Deficiency)     (3,252,643)    (2,421,719)       (1,424,473)
Total Assets                         114,852      2,041,940        19,714,622
Total Debt                         5,054,902      4,611,702         9,007,570
(Deficiency)/Equity              (4,940,050)    (2,569,762)        10,707,052


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

         No sales of SpectruCell have been made by Advanced Communications (Australia) or us. We are a marketing company whose primary focus has been the licensing and distribution of a product for the wireless telecommunications industry known as SpectruCell. SpectruCell was being developed by Advanced Communications Technologies (Australia) Pty Ltd. ("Advanced Communications
(Australia)"), an insolvent development stage company in which we owned a 20% interest. We own the North and South America rights to market and distribute SpectruCell, which we acquired in our 1999 merger with Advanced Communications (Nevada). The Company's business plan is to market, license and distribute SpectruCell when the product is developed and made available to the commercial and military market. The Company currently does not perform any activities in connection with marketing, licensing or distributing SpectruCell. The

SpectruCell product is still in development and it is uncertain when its development will be completed and the product available to the marketplace.

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

         REVENUE

         We did not generate any revenue during the year. Revenue for the year ended June 30, 2001 was $50,000 and was realized entirely from our subsidiary's U.S.-Pakistan international telephone distribution network. We ceased operating our international telephone services network on June 30, 2001 because of regulatory difficulties we encountered in our target market. We realized no revenue from the sale and/or license of the SpectruCell product, as such product was not ready to be commercially sold in our territory.

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

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

         REVENUE

         We realized nominal revenue during the year from sales of international telephone services into Pakistan through our international network providers. Such revenue represented a 100% increase from the prior year. We ceased operating our international telephone services network during the year because of regulatory difficulties we encountered in our target market. We realized no revenue from the sale and/or license of the SpectruCell product, as such product was not ready to be commercially sold in our territory.

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

         The Company has total  liabilities  of  $5,054,902 as of June 30, 2002.
Included in this total are contractual obligations of $2,035,817. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                 PAYMENTS DUE BY PERIOD
                                         ---------------------------------------------------------------------------
                                                              1               2-3             4-5          AFTER 5
CONTRACTUAL OBLIGATIONS                     TOTAL        YEAR OR LESS        YEARS           YEARS          YEARS
--------------------------------------   -----------    --------------    -----------     -----------    -----------
Note Payable                             $      -- *      $       --      $        --       $     --       $     --
Convertible Debentures                     1,163,324         100,407        1,062,917             --             --
Accounts Payable and Accrued Expenses        872,493         872,493               --             --             --
                                         -----------    ------------      -----------     ----------     ----------
Total Contractual Obligations            $ 2,035,817      $  972,900      $ 1,062,917       $     --       $     --
                                         ===========    ============      ===========     ==========     ==========

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

         The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. Cornell Capital will purchase the shares of common stock for a 9% discount to the market price of our common stock. The amount available under the Equity Line of Credit is not dependent on the price or volume of our common stock. Cornell Capital Partners will retain 3% of the advance amount as a commitment fee, which means that we will receive 97% of the advance amount. This means that Cornell will pay 88.0% of the market price of our common stock (i.e. 91% less 3%). There is no floor price that Cornell Capital Partners must pay for an advance. Accordingly, we will be required to issue a greater number of shares to Cornell Capital partners as our price declines.

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

         TERMINATION OF THE INTERIM LICENSE AGREEMENT

         In early October 2002, Advanced Communications (Australia) terminated an interim License Agreement we entered into with Advanced Communications (Australia) in July 2000 to facilitate implementation of our rights to market and distribute SpectruCell on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the interim License Agreement. Our initial response to the termination of the interim License Agreement was to oppose it and seek leave of the Australian Court to apply for an injunction to prohibit Advanced Communications (Australia) from acting on the termination pending trial. The Australian Court granted us leave to do so. However, after considering the situation further and receiving advice of counsel, we made the strategic decision to alter our approach and withdraw from the Australian litigation.

         On October 25, 2002, we withdrew from the Australian litigation against Mr. May and Advanced Communications (Australia). The effect of the Company's decision to withdraw from the Australia litigation was that the existing injunctions issued by the Australia Court have been lifted and the termination of the interim License Agreement is not being challenged in the Australia Court.

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

         OUR RELATIONSHIP WITH MR. MAY AND ADVANCED COMMUNICATIONS (AUSTRALIA) IS SIGNIFICANTLY IMPAIRED


         Given all of the litigation by the Company against Mr. May and Advanced Communications (Australia) over our rights to market and distribute SpectruCell and the Company's 20% stock interest in Advanced Communications (Australia), it is likely that the Company will continue to be involved in substantive litigation against Mr. May and other parties to protect its rights to, and interest in, the SpectruCell technology for the North and South American markets.


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

         WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

         We  have  relied  on  significant   external   financing  to  fund  our
operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing has resulted in the Company curtailing its business operations by relocating its office and terminating all of its consultants. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless the company is able to access its Equity Line of Credit Facility within the near future or seek other sources of capital, management will be unable to continue operating the company. To date, the Company has been unable to raise any external capital and its only source of capital is its Equity Line of Credit facility, which cannot be accessed until a registration statement registering the shares to be issued to Cornell Capital is effective. We also need shareholders' approval to increase our authorized stock in order to issue the shares required for advances under the equity line.

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

         Our directors and officers are as follows:

       NAME AND ADDRESS               AGE    POSITION
       ---------------------------  -------  -----------------------------------

       Wayne I. Danson                49     President, Chief Financial Officer
       420 Lexington Ave.                    and Director
       New York, NY 10170

       Dr. Michael Finch              54     Director
       37 Walnut Street
       Wellesley, MA 02481

       Jonathan J. Lichtman           50     Director
       4800 N. Federal Hwy
       Boca Raton, FL 33431

       Randall Prouty                 50     Chairman of the Board of Directors
       420 Lexington Avenue                  and Director
       New York, NY 10170

       Wilbank J. Roche               56     Director
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


                                        ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
----------------------------------------------------------------------------------------------------------
                                                                                    AWARDS         PAYOUTS
                                                                             -----------------------------
                                                                 OTHER       RESTRICTED
                                                                 ANNUAL        STOCK      OPTIONS/    LTIP     ALL OTHER
                                   SALARY        BONUS       COMPENSATION     AWARD(S)      SARS    PAYOUTS  COMPENSATION
NAME AND                         ------------  ----------   --------------   -----------  --------  -------  ------------
PRINCIPAL POSITION        YEAR       ($)          ($)             ($)            ($)         (#)      ($)         ($)
---------------------    ------  ------------  ----------   --------------   -----------  --------  -------  ------------
Wayne I. Danson,          2002   $149,933(1)                                 $110,000 (1)
President and CFO         2001   $235,931(2)           --          --        $167,500 (2)    --       --            --
                          2000   $ 50,000(3)           --          --        $223,400 (4)    --       --            --

Roger May, CEO            2002   $ 87,500(5)
                          2001   $197,500(5)   $50,000 (5)         --                  --    --       --            --
                          2000   $120,000(5)            --         --                  --    --       --            --


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

                                                       COMMON STOCK
                                                    BENEFICIALLY OWNED
                                          --------------------------------------
NAME/ADDRESS                                     NUMBER               PERCENT(1)
---------------------------------------   -------------------   ----------------
Advanced Communications (Australia)         10,000,000(6)             8.41%
Roger May                                   18,228,000(1)            15.33%
Nancy Needham                                7,168,454(2)             6.03%
E.R. DuPont                                  2,751,335(3)             2.31%
Wayne Danson                                 2,811,214(4)             2.37%
Jonathan J. Lichtman                         2,710,334(5)             2.28%
Dr. Michael Finch                                 591,334                 *
Randall Prouty                                  2,218,056             1.87%
Wilbank J. Roche                                  650,000                 *
                                            -------------          --------
All Officers and Directors as a Group           8,980,938             7.56%

------------------------------------

(1) No shares are owned directly by Mr. May. All shares beneficially owned by Mr. May are owned through either Global Communications Technologies, Pty Ltd., or Advanced Communications (Australia), which entities are controlled by Mr. May.

(2) Excludes 4,790,347 shares held by Dr. Needham's adult children. Dr. Needham has no beneficial ownership in these shares. (3) Excludes 3,449,048 shares held by Mr. DuPont's adult children and in trust for Rhett DuPont, a minor. Mr. DuPont has no beneficial ownership in these shares.

(3) Excludes 3,449,048 shares held by Mr. DuPont's adult children and in trust for Rhett DuPont, a minor, Mr. DuPont has no beneficial ownership in these shares.

(4) Includes 2,461,214 shares owned beneficially by Mr. Danson's affiliated entity and children.

(5) Excludes 396,666 shares beneficially owned through various family trusts. Mr. Lichtman has no beneficial ownership in these shares.

(6) At the time of the original filing of the Form 10-KSB for the year ended June 30, 2002, Advanced Communications (Australia) was controlled by Mr. May. As a result, Mr. May is deemed to be the beneficial owner of these shares.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)   FINANCIAL STATEMENTS:

               (i)   Registrant.

         (b)   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

               (i)   Exhibits:

EXHIBIT NO.    DESCRIPTION                          LOCATION
-----------    -----------                          --------

1.1            Exchange Agreement between MRC       Incorporated by reference to
               Legal Services Corporation and       Exhibit  1.1  to   Company's
               Advanced Communications              Form  8-K  filed on February
               Technologies, Inc. dated as of       4, 2000
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

2.6            Bylaws, as currently in effect       Incorporated by reference to
                                                    Exhibit   3.2  to  Form  S-1
                                                    Registration Statement filed
                                                    on August 14, 2001

2.7            Fourth Amendment to Articles of      Incorporated by reference to
               Incorporation                        Exhibit 2.7 to the Form SB-2
                                                    filed  with the SEC on March
                                                    5, 2002

10.1           Lease Agreement dated as of          Incorporated by reference to
               November 27, 2001 between the        Exhibit  10.1  to  the  Form
               Company and Continental              SB-2 filed with the  SEC  on
               Development, L. P. II                March 5, 2002

EXHIBIT NO.    DESCRIPTION                          LOCATION
-----------    -----------                          --------

10.2           Stock Purchase Agreement between     Incorporated by reference to
               Advanced Communications              Exhibit 10.2 to the Form S-1
               Technologies, Inc. and Advanced      Registration Statement filed
               Communications Technologies          on August 14, 2001
               (Australia) Pty Ltd.

10.3           Agreement dated June 27, 2000,       Incorporated by reference to
               between Ladenburg Thalmann & Co.     Exhibit   10.3   to      the
               and the Company                      Company's     Form       S-1
                                                    Registration Statement filed
                                                    on August 14, 2001

10.4 Common Stock Purchase Agreement Incorporated by reference to dated December 14, 2000, between Exhibit 10.4 to the
               the Company and Wanquay Ltd.         Company's      Form      S-1
                                                    Registration Statement filed
                                                    on August 14, 2001

10.5           Registration Rights Agreement        Incorporated by reference to
               dated December 14, 2000, between     Exhibit     10.5    to   the
               the Company and Wanquay Ltd.         Company's      Form      S-1
                                                    Registration Statement filed
                                                    on August 14, 2001

10.6           Escrow Agreement dated December      Incorporated by reference to
               14, 2000, among the Company,         Exhibit      10.6    to  the
               Wanquay Ltd. and Epstein Becker &    Company's     Form       S-1
               Green                                Registration Statement filed
                                                    on August 14, 2001

10.7           Consulting Agreement with M.         Incorporated by reference to
               Richard Cutler dated January 31,     Exhibit       10.1   to  the
               2000                                 Company's Form S-8 filed  on
                                                    February 9, 2000

10.8           Stock Purchase Agreement dated       Incorporated by reference to
               April 5, 2000, between Advanced      Exhibit       10.5  to   the
               Communications Technologies, Inc.    Company's Form 10-QSB  filed
               and Advanced Communications          on May 24, 2000
               Technologies Pty Ltd.

10.9           Securities Purchase Agreement        Incorporated  by  referenced
               dated January 10, 2002, by and       to   Exhibit   10.9  to  the
               among Advanced Communications        Company's Form 10-QSB filed
               Technologies, Inc. and Buyers        on February 12, 2002

10.10          Investor Registration Rights         Incorporated by reference to
               Agreement dated January 10, 2002,    Exhibit    10.10    to   the
               by and among Advanced                Company's Form  10-QSB filed
               Communications Technologies, Inc.    on February 12, 2002
               and Investors

10.11          Transfer Agent Instructions          Incorporated by reference to
                                                    Exhibit   10.11    to    the
                                                    Company's  Form 10-QSB filed
                                                    on February 12, 2002

10.12          Escrow Agreement dated January 10,   Incorporated by reference to
               2002, by and among Advanced          Exhibit    10.12   to    the
               Communications Technologies, Inc.,   Company's Form 10-QSB  filed
               Buyers and First Union National      on February 12, 2002
               Bank

10.13          Equity Line of Credit Agreement      Incorporated by reference to
               dated January 10, 2002, by and       Exhibit   10.13   to     the
               between Cornell Capital Partners,    Company's Form 10-QSB  filed
               LP and Advanced Communications       on February 12, 2002
               Technologies, Inc.

10.14          Registration Rights Agreement        Incorporated by reference to
               dated January 10, 2002, by and       Exhibit   10.14    to    the
               between Advanced Communications      Company's Form 10-QSB  filed
               Technologies, Inc.                   on February 12, 2002

10.15 Placement Agent Agreement dated Incorporated by reference to January 10, 2002, by and between Exhibit 10.15 to the
               Advanced Communications              Company's Form 10-QSB  filed
               Technologies, Inc. and Westrock      on February 12, 2002
               Advisors, Inc.

EXHIBIT NO.    DESCRIPTION                          LOCATION
-----------    -----------                          --------

10.16          Escrow Agreement dated January 10,   Incorporated by reference to
               2002, by and among Advanced          Exhibit   10.16    to    the
               Communications Technologies, Inc.,   Company's  Form 10-QSB filed
               Cornell Capital Partners, LP,        on February 12, 2002
               Butler Gonzalez LLP and First
               Union National Bank

10.17 License and Distribution Agreement Incorporated by reference to dated as of July 5, 2000, between Exhibit 10.17 to the
               Advanced Communications              Company's Amendment to  Form
               Technologies, Inc. and Advanced      10-KSB   filed   on  May 23,
               Communications Technologies          2002.
               (Australia) Pty. Ltd.

10.18 Letter of Intent dated September Incorporated by reference to 7, 2001 re: Purchase of Advanced Exhibit 10.18 to Amendment
               Communications (Australia)           No. 1 to the  Company's Form
                                                    10-QSB for the quarter ended
                                                    December 31, 2001

10.19          Securities Purchase Agreement,       Incorporated by reference to
               dated November 2002, by and among Exhibit 10.19 to the Advanced Communications and Buyers Company's Form 10-KSB for
                                                    the year ended June 30, 2002

10.20          Investor Registration Rights         Incorporated by reference to
               Agreement, dated November 2002, by   Exhibit    10.20   to    the
               and among Advanced Communications    Company's  Form  10-KSB  for
               and Investors                        the year ended June 30, 2002

10.21          Secured Convertible Debenture        Incorporated by reference to
                                                    Exhibit    10.21    to   the
                                                    Company's  Form   10-KSB for
                                                    the year ended June 30, 2002

10.22          Escrow Agreement, dated November     Incorporated by reference to
               2002, by and among Advanced          Exhibit   10.22     to   the
               Communications, Buyers, and          Company's   Form  10-KSB for
               Wachovia Bank, N.A.                  the year ended June 30, 2002

10.23          Irrevocable Transfer Agent           Incorporated by reference to
               Instructions, dated November 2002    Exhibit    10.23     to  the
                                                    Company's Form    10-KSB for
                                                    the year ended June 30, 2002

10.24          Security Agreement, dated November   Incorporated by reference to
               2002, by and among Advanced          Exhibit   10.24    to    the
               Communications and Buyers            Company's Form 10-KSB    for
                                                    the year ended June 30, 2002

10.25 Middletons Lawyers Letter, dated Incorporated by reference to November 11, 2002, terminating the Exhibit 10.25 to the
               April 2000 Stock Purchase            Company's Form  10-KSB   for
               Agreement between Advanced           the year ended June 30, 2002
               Communications Technologies, Inc.
               and Advanced Communications
               (Australia)

10.26          Consulting Agreement dated July 1,   Incorporated by reference to
               2002, between Advanced               Exhibit    10.26    to   the
               Communications and Randall H.        Company's  Form  10-KSB  for
               Prouty                               the year ended Jne 30, 2002

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

                                      ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                                    By:   /s/ Wayne I. Danson
                                       -----------------------------------------
                                    Name:  Wayne I. Danson
                                    Title: President and Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                            DATE
---------                            -----                            ----

/s/ Wayne I. Danson
---------------------------
Wayne I. Danson                President (Principal Executive        May 2, 2003
                               Officer), Chief Financial Officer
                               (Principal Accounting Officer)
                               and Director

/s/ Jonathan Lichtman, Esq.
---------------------------
Jonathan Lichtman, Esq.        Secretary and Director                May 2, 2003


/s/ Randall Prouty
---------------------------
Randall Prouty                 Director                              May 2, 2003


/s/ Wilbank J. Roche, Esq.
---------------------------
Wilbank J. Roche, Esq.         Director                              May 2, 2003


/s/ Michael Finch
---------------------------
Michael Finch                  Director                              May 2, 2003

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



Date:    May 2, 2003              By:  /s/ Wayne I. Danson
                                       -----------------------------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer

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



Date:    May 2, 2003                       /s/ Wayne I. Danson
                                           -------------------------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer

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



WEINBERG & COMPANY, P.A.



Boca Raton, Florida
September 7, 2002 (except for Note 12 (A) and (B) as to which date is December 4, 2002)

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 2002 AND JUNE 30, 2001

                                                          JUNE 30,
                                                   2002               2001
                                               ------------------------------
                                     ASSETS
                                     ------

  CURRENT ASSETS
  Cash                                         $    11,093        $     6,816
  Prepaid Expenses                                       -             10,000
                                               -----------        -----------
  TOTAL CURRENT ASSETS                              11,093             16,816
                                               -----------        -----------

  PROPERTY AND EQUIPMENT (NET)                      17,274             19,599
                                               -----------        -----------

  OTHER ASSETS
  Purchase Goodwill-ACT-AU                               -          2,000,000
  Security Deposits                                 13,225              5,525
  Other Receivables                                  9,927                  -
                                               -----------        -----------

  Deferred Bond Financing Costs, net of
    accumulated amortization                        63,333                 --
    Total Other Assets                              86,485          2,005,525
                                               -----------        -----------

TOTAL ASSETS
-------------                                  $   114,852        $ 2,041,940
                                               ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

LIABILITIES

  CURRENT LIABILITIES
  Accounts Payable                             $   872,493        $   844,205
  Accrued Compensation                             172,183            479,050
  Note Payable-Grassland                                 -            118,530
  Loan Payable to Shareholder                    1,055,736            796,000
  12% Convertible Debentures                       100,407            200,750
  5% Convertible Debentures                      1,000,000                  -
  Interest Payable                                  62,917                  -
                                               ------------       ------------
  TOTAL CURRENT LIABILITIES                      3,263,736          2,438,535

  LONG-TERM LIABILITIES
  Note Payable-ACT-Australia                     1,791,166          2,173,167
                                               ------------       ------------
  TOTAL OTHER LIABILITIES                        1,791,166          2,173,167
                                               ------------       ------------

TOTAL LIABILITIES                                5,054,902          4,611,702
                                               ------------       ------------

STOCKHOLDERS' DEFICIENCY
  Preferred Stock, $.01 Par Value,
    25,000,000 Shares Authorized, none
    issued and outstanding                               -                  -
  Common Stock, No Par Value, 200,000,000
    and 100,000,000 Shares Authorized,
    114,102,622 and 94,489,916 shares issued
    and outstanding, respectively               25,471,098         22,696,193
  Common Stock to be issued, 8333,334 shares             -            250,000
  Deferred Commitment fees, net of
    accumulated amortization                      (562,500)                 -
  Accumulated Deficit                          (29,848,648)       (25,515,955)
                                               ------------       ------------
  TOTAL STOCKHOLDERS' DEFICIENCY                (4,940,050)         (2,569,762)
                                               ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY                                   $   114,852        $ 2,041,940
                                               ============       ============


          See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                                  2002               2001
                                               -----------        -----------

SALES                                          $         -        $    50,000
COST OF SALES                                            -            (57,310)
                                               ------------       ------------
GROSS PROFIT (LOSS)                                      -             (7,310)
                                               ------------       ------------

OPERATING EXPENSES

  Consulting Fees                                  (10,149)           567,625
  Amortization and Depreciation                    508,167          1,051,169
  Professional Fees                              1,228,780          1,214,739
  Other Selling, General and Administrative
    Expenses                                       407,772            501,048
  Stock-Based Compensation                         180,000                  -
                                               ------------       ------------

TOTAL OPERATING EXPENSES                         2,314,570          3,334,581
                                               ------------       ------------

(LOSS) FROM OPERATIONS                          (2,314,570)        (3,341,891)
                                               ------------       ------------

OTHER EXPENSES
  Interest expense                                (318,123)           (10,332)
  Loss from investment                                   -         (3,571,654)
  Loss from impairment of goodwill              (1,700,000)       (12,399,864)
  Loss on investment acquisition deposit                 -           (425,000)
  Realized loss on decline in marketable
    securities                                           -             (6,825)
                                               ------------       ------------

TOTAL OTHER (EXPENSES)                          (2,018,123)       (16,413,675)
                                               ------------       ------------

(LOSS) BEFORE EXTRAORDINARY GAIN                (4,332,693)       (19,755,566)


EXTRAORDINARY GAIN
  Gain on extinguishment of debt                         -             23,000
                                               ------------       ------------

NET (LOSS)                                     $(4,332,693)      $(19,732,566)
----------                                     ============      =============

Net (Loss) Per Share- Basic and Dilutive       $     (0.04)      $      (0.22)
                                               ============      =============

Weighted Average Number of Shares
Outstanding During the Period- Basic
  and Dilutive                                 100,576,484         87,976,428
                                               ============      =============


          See accompanying notes to consolidated financial statements.

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                         FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001



                                                                                          COMMON STOCK TO
                                                   COMMON STOCK                              BE ISSUED            COMMON   DEFERRED
                                             -------------------------   ACCUMULATED   ---------------------      STOCK   COMMITMENT
                                               SHARES       AMOUNT         DEFICIT      SHARES     AMOUNT        ADVANCES    FEES
                                             ----------  ---------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                     82,227,280  $ 16,865,441  $  (5,783,389)                          $(375,000)         -

Stock issued for cash                         3,060,600       642,726
Stock warrants issued for cash                                275,454
Stock to be issued                                                                       833,334  $   250,000
Stock issued for offering costs                 250,000
Stock issued for services                     1,051,491       328,870
Stock issued for extinguishment of debt       6,597,000     4,545,902
Stock issued for conversion of convertible
  debt                                        1,803,545       412,800
Common stock retired                           (500,000)     (375,000)                                           375,000
Net (loss) for the year                                                  (19,732,566)
                                            ----------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001                     94,489,916   $22,696,193  $ (25,515,955)    833,334  $   250,000          -          -
                                            ----------------------------------------------------------------------------------------

Stock issued for services                     6,334,679       677,634                    (33,334)     (10,000)
Stock issued for extinguishments of
  debt                                        1,190,000       357,001
Stock issued for conversion of
  convertible debt                            4,250,000       100,343
Stock issued for cash                         1,233,333       260,000                   (800,000)    (240,000)
Stock warrants issued for cash                        -       110,000
Stock issued for offering costs                 137,727             -
Stock and warrants issued from
  repricing of previously issued
  shares                                      2,146,967             -
Stock issued to Directors for
  services                                    1,000,000       180,000
Stock issued for commitment fees              3,000,000       750,000                                                     $(562,500)
Capital contribution                                  -         9,927
Stock issued in settlement of lawsuit           320,000        80,000
Interest on beneficial conversion-
  Convertible Debentures                              -       250,000
Net (loss) for the year                                                   (4,332,693)
                                            ----------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2002                    114,102,622  $ 25,471,098  $ (29,848,648)          -  $         -  $          $(562,500)
                                            ========================================================================================



          See accompanying notes to consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001


                                                          2002          2001
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------

Net (loss)                                          $ (4,332,693)  $(19,732,566)
Adjustments to reconcile net loss to net cash used:
Depreciation and amortization                            508,167      1,051,169
Realized loss on decline in marketable securities              -          6,825
Stock issued for services                                847,634        328,870
Stock issued in settlement of lawsuit                     80,000
Gain on extinguishment of debt                                 -        (23,000)
Loss from investment                                           -      3,571,654
Loss from  impairment of goodwill                      1,700,000     12,399,864
Accrued compensation                                    (306,867)       247,500
Interest Expense on Beneficial Conversion Feature        250,000              -
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                         10,000         36,118
  Deposits and other                                       7,700         40,000
Increase (decrease) in liabilities:
  Accounts payable                                        28,288        633,235
  Interest payable                                        62,917         10,332
  Deferred revenue and other                              41,600        (50,000)
                                                     ------------   ------------
   Net cash used in operating activities              (1,103,254)    (1,479,999)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

Loan to unconsolidated affiliated company                      -       (247,608)
Purchase of fixed assets                                  (1,675)        (8,411)
Repayment of loan to unconsolidated affiliate            (25,000)             -
                                                     ------------   ------------
  Net cash used in investing activities                  (26,675)      (256,019)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Repayment of note payable                               (118,530)             -
Loan proceeds from shareholder                           259,736        544,500
Proceeds from stock to be issued                               -        250,000
Proceed from issuance of common stock
and warrants net of offering costs                       130,000        918,180
Proceeds from issuance of convertible debentures, net    889,000
Proceeds from short-term loan, net of financing fees     299,000              -
Repayment of short-term loan                            (325,000)             -
                                                     ------------   ------------
  Net cash provided by financing activities            1,134,206      1,712,680
                                                     ------------   ------------

Net increase (decrease) in cash                            4,277        (23,338)

Cash and cash equivalents at beginning of year             6,816         30,154
                                                     ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  11,093          6,816
----------------------------------------             ===========    ============

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

NOTE 1.  PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------

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

The components of the Company's investment in its unconsolidated affiliate Advanced Communications (Australia) at June 30, 2002 are as follows:

----------------------------------------------------------------------------------------------------------------
                                                INVESTMENT                GOODWILL                   TOTAL
                                              ---------------         --------------          ---------------
At acquisition                                $    3,657,472          $   15,692,528          $   19,350,000

Cumulative Investment loss                        (3,657,472)                     --              (3,657,472)
Amortization of goodwill                                  --              (1,292,664)             (1,292,664)
Impairment of goodwill                                    --             (12,399,864)            (12,399,864)
                                               --------------         ---------------         ---------------

Balance at June 30, 2001                       $          --          $    2,000,000          $    2,000,000

Cumulative amortization of goodwill
  through March 31, 2002                                                    (300,000)               (300,000)
Impairment of goodwill                                    --              (1,700,000)             (1,700,000)
                                              ---------------         --------------          ---------------
Balance at June 30, 2002                       $          --          $           --          $           --
                                              ===============         ==============          ===============

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

NOTE 4.  PROPERTY AND EQUIPMENT
-------------------------------
                                                     2002              2001
                                                ------------      -----------

             Computer and office equipment      $    32,909       $   31,234
             Less:  Accumulated depreciation        (15,635)         (11,635)
                                                ------------      -----------
             Property and equipment - net            17,274           19,599
                                                ============      ===========


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

NOTE 6.  NOTES AND LOAN PAYABLE
-------------------------------

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

                                       SHARES
           DATE                OF COMMON STOCK ISSUED                 VALUE
       ---------------         ----------------------              -------------

       September 2000                  5,000,000                   $  3,500,000
       October 2000(1)                   460,000                        460,000
       June 2001                       1,137,000                        567,100
       September 2001                  1,190,000                        357,001
                                    ------------                   -------------
                                       7,787,000                   $  4,884,101
                                    ============                   =============

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

NOTE 7.  CONVERTIBLE DEBENTURES
-------------------------------

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

NOTE 8.  STOCKHOLDERS' DEFICIENCY
---------------------------------

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

NOTE 9.  RELATED PARTIES
------------------------

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

NOTE 10. COMMITMENTS AND CONTINGENCIES
--------------------------------------

(A)      LEASE AGREEMENT
------------------------

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

(B)      LEGAL MATTERS
----------------------

(i) NANCY J. NEEDHAM AND EDMUND R. DUPONT LAWSUIT
-------------------------------------------------

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

NOTE 11. GOING CONCERN
----------------------

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

NOTE 12. SUBSEQUENT EVENTS
--------------------------

         On September 7, 2002, a September 7, 2001 Letter of Intent that the Company entered into with Advanced Communications (Australia) to acquire all of the intellectual property, including the worldwide rights (other than the rights to territories that the Company currently possess) for the licensing and distribution of the SpectruCell product expired.