Form 10QSB/A
period 2002-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-05-02
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         Amendment No. 2 To Form 10-QSB

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

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30, 2002         JUNE 30, 2002
                                                                                    (UNAUDITED)              (AUDITED)
                                                                                --------------------------------------------
                                        ASSETS
                                        ------

      Current Assets:
       Cash                                                                     $               415     $            11,093
                                                                                                                          -
                                                                                --------------------    --------------------
      Total Current Assets                                                                      415                  11,093
                                                                                --------------------    --------------------

      Property and Equipment (Net)                                                           16,274                  17,274
                                                                                --------------------    --------------------

      Other Assets:
                                                                                                                          -
      Security Deposits                                                                       7,700                  13,225
      Other Receivables                                                                       9,927                   9,927
      Deferred Bond Financing Costs, net of accumulated amortization                         53,333                  63,333
                                                                                --------------------    --------------------
      Total Other Assets                                                                     70,960                  86,485
                                                                                --------------------    --------------------

TOTAL ASSETS                                                                    $            87,649     $           114,852
------------                                                                    ====================    ====================


                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                       ----------------------------------------
LIABILITIES

      CURRENT LIABILITIES
      Accounts Payable                                                          $         1,189,658      $          872,493
      Accrued Compensation                                                                  172,183                 172,183
      Loan Payable to Shareholder                                                         1,055,736               1,055,736
      12% Convertible Debentures                                                                  -                 100,407
      Interest Payable                                                                      135,417                  62,917
                                                                                --------------------    --------------------
      TOTAL CURRENT LIABILITIES                                                           2,552,994               2,263,736

      LONG-TERM LIABILITIES
      5% Convertible Debentures                                                           1,000,000               1,000,000
      8% Note Payable                                                                       173,494                       -
      Note Payable-ACT-Australia                                                          1,791,166               1,791,166
                                                                                --------------------    --------------------
      TOTAL OTHER LIABILITIES                                                             2,964,660               2,791,166
                                                                                --------------------    --------------------

TOTAL LIABILITIES                                                                         5,517,654               5,054,902
                                                                                --------------------    --------------------

STOCKHOLDERS' DEFICIENCY
      Preferred Stock, $.01 Par Value, 25,000,000 Shares Authorized,
      none issued and outstanding                                                                 -                       -
      Common Stock, No Par Value, 200,000,000
      Shares Authorized, 118,352,622 and 114,102,622
      shares issued and outstanding, respectively                                        25,571,505              25,471,098
      Deferred Commitment fees, net of accumulated amortization                           (468,750)               (562,500)
      Accumulated Deficit                                                              (30,532,760)            (29,848,648)
                                                                                --------------------    --------------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                                    (5,430,005)             (4,940,050)
                                                                                --------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $            87,649     $           114,852
----------------------------------------------                                  ====================    ====================


                    The accompanying notes are an integral part of these consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   FOR THE THREE MONTHS ENDED
                                                                      ------------------------------------------------------
                                                                         SEPTEMBER 30, 2002           SEPTEMBER 30, 2001
                                                                      -------------------------     ------------------------

OPERATING EXPENSES

      Consulting Fees                                                                   16,772                      100,000
      Amortization and Depreciation                                                    104,750                      101,000
      Professional Fees                                                                292,409                      130,748
      Other Selling, General and Administrative Expenses                                24,187                       90,304
      Stock-Based Compensation                                                               -                       30,000
                                                                      -------------------------     ------------------------

TOTAL OPERATING EXPENSES                                                               438,118                      452,052
                                                                      -------------------------     ------------------------

(Loss) From Operations                                                               (438,118)                    (452,052)
                                                                      -------------------------     ------------------------
OTHER EXPENSES

      Lawsuit settlement                                                             (173,494)                            -
      Interest expense                                                                (72,500)                      (4,206)
                                                                      -------------------------     ------------------------

TOTAL OTHER (EXPENSES)                                                               (245,994)                      (4,206)
                                                                      -------------------------     ------------------------

NET (LOSS)                                                                   $       (684,112)           $        (456,258)
----------                                                            =========================     ========================

Net (Loss) Per Share- Basic and Dilutive                                     $         (0.006)           $          (0.005)
                                                                      =========================     ========================
Weighted Average Number of Shares
Outstanding During the Period- Basic and Dilutive                                  115,095,829                   95,639,024
                                                                      =========================     ========================


                        The accompanying notes are an integral part of these consolidated financial statements

                                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                                      FOR THE THREE MONTHS ENDED
                                                                           -------------------------------------------------
                                                                            SEPTEMBER 30, 2002         SEPTEMBER 30, 2001
                                                                           ----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net (loss)                                                                      $      (684,112)           $      (456,258)
Adjustments to reconcile net loss to net cash used:
Depreciation and amortization                                                            104,750                    101,000
Stock issued for services                                                                      -                    244,224
Accrued compensation                                                                           -                     52,500
Settlement of Lawsuit                                                                    173,494                          -
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Prepaid expense                                                                          5,525                   (10,000)
Increase (decrease) in liabilities:
  Accounts payable                                                                       317,165                  (101,094)
  Interest payable                                                                        72,500                      4,206
  Other Advances                                                                                                     63,000
                                                                           ----------------------    -----------------------
     Net cash used in operating activities                                              (10,678)                  (102,422)
                                                                           ----------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Loan to unconsolidated affiliated company
Purchase of fixed assets
Repayment of loan to unconsolidated affiliate
                                                                           ----------------------    -----------------------
     Net cash used in investing activities                                                     -                          -
                                                                           ----------------------    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Loan proceeds from shareholder                                                                                       25,200
Proceeds from issuance of common stock
and warrants net of offering costs                                                                                  125,000
                                                                           ----------------------    -----------------------
     Net cash provided by financing activities                                                 -                    150,200
                                                                           ----------------------    -----------------------

Net increase (decrease) in cash                                                         (10,678)                     47,778

Cash and cash equivalents at beginning of year                                            11,093                      6,816
                                                                           ----------------------    -----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $         415             $       54,594
------------------------------------------                                 ======================    =======================


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


NOTE 2.  PROPERTY AND EQUIPMENT

                                            SEPTEMBER 30,            JUNE 30,
                                                2002                   2002
                                           --------------        ---------------

    Computer and office equipment          $       32,909        $       32,909
    Less:  Accumulated depreciation               (16,635)              (15,635)
                                           --------------        ---------------
      Property and equipment - net         $       16,274        $        17,274
                                           ==============        ===============

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

As of September 30, 2002 and June 30, 2002, interest of $135,417 and $62,917, respectively, is accrued on these debentures.

Future maturities of long-term debt as of September 30, 2002 are as follows:

                       Year                    Amount
                       ----                    ------
                       2004                  $1,057,831
                       2005                      57,831
                       2006                      57,831
                                           ------------
                       Total                 $1,173,494
                                           ============


NOTE 6.  STOCKHOLDERS' DEFICIENCY

(A) STOCK ISSUED FOR CONVERTIBLE DEBENTURES

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

     The Company has total liabilities of $5,517,654 as of September 30, 2002. Included in this total are contractual obligations of $4,289,735. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                        PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------------------------------
                                                                     1               2-3              4-5          AFTER 5
CONTRACTUAL OBLIGATIONS                        TOTAL           YEAR OR LESS         YEARS            YEARS          YEARS
-----------------------                     -------------    ---------------     -----------    -------------    -----------
Notes Payable                                 $ 1,791,166 *     $         --     $        --    $ 1,791,166 *      $     --
Convertible Debentures                          1,308,911             57,813       1,251,079               --            --
Accounts Payable and Accrued Expenses           1,189,658          1,189,658              --               --            --
                                            -------------    ---------------     -----------    -------------    -----------
Total Contractual Obligations                 $ 4,289,735       $  1,247,471     $ 1,251,079    $ 1,791,166 *      $     --
                                            =============    ===============     ===========    =============    ===========

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

     The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                               HIGH BID          LOW BID
                                               --------          --------
     2001
     Quarter Ended September 30, 2000             $1.25            $ .56
     Quarter Ended December 31, 2000               1.19              .48
     Quarter Ended March 31, 2001                  1.03              .45
     Quarter Ended June 30, 2001                    .68              .27

     2002
     Quarter Ended September 30, 2001             $ .41            $ .25
     Quarter Ended December 31, 2001                .38              .17
     Quarter Ended March 31, 2002                   .26              .06
     Quarter Ended June 30, 2002                    .08              .02

     2003
     Quarter Ended September 30, 2002             $ .08           $ .005


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

ITEM 3.  CONTROLS AND PROCEDURES

     Based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in our controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

2.6                   Bylaws, as currently in effect                           Incorporated by reference to Exhibit 3.2 to
                                                                               Form S-1 Registration Statement filed on
                                                                               August 14, 2001

2.7                   Fourth Amendment to Articles of Incorporation            Incorporated by reference to Exhibit 2.7 to
                                                                               the Form SB-2 filed with the SEC on March 5,
                                                                               2002


EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------

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

10.11                 Transfer Agent Instructions                              Incorporated by reference to Exhibit 10.11 to
                                                                               the Company's Form 10-QSB filed on February
                                                                               12, 2002

10.12                 Escrow Agreement dated January 10, 2002, by and among    Incorporated by reference to Exhibit 10.12 to
                      Advanced Communications Technologies, Inc., Buyers and   the Company's Form 10-QSB filed on February
                      First Union National Bank                                12, 2002

10.13                 Equity Line of Credit Agreement dated January 10,        Incorporated by reference to Exhibit 10.13 to
                      2002, by and between Cornell Capital Partners, LP and    the Company's Form 10-QSB filed on February
                      Advanced Communications Technologies, Inc.               12, 2002

10.14                 Registration Rights Agreement dated January 10, 2002,    Incorporated by reference to Exhibit 10.14 to
                      by and between Advanced Communications Technologies,     the Company's Form 10-QSB filed on February
                      Inc.                                                     12, 2002

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------                                              --------

10.15                 Placement Agent Agreement dated January 10, 2002, by     Incorporated by reference to Exhibit 10.15 to
                      and between Advanced Communications Technologies, Inc.   the Company's Form 10-QSB filed on February
                      and Westrock Advisors, Inc.                              12, 2002

10.16                 Escrow Agreement dated January 10, 2002, by and among    Incorporated by reference to Exhibit 10.16 to
                      Advanced Communications Technologies, Inc., Cornell      the Company's Form 10-QSB filed on February
                      Capital Partners, LP, Butler Gonzalez LLP and First      12, 2002
                      Union National Bank

10.17                 License and Distribution Agreement dated as of July 5,   Incorporated by reference to Exhibit 10.17 to
                      2000, between Advanced Communications Technologies,      the Company's Amendment to Form 10-KSB filed
                      Inc. and Advanced Communications Technologies            on May 23, 2002
                      (Australia) Pty. Ltd.

10.18                 Letter of Intent dated September 7, 2001 re: Purchase    Incorporated by reference to Exhibit 10.18 to
                      of Advanced Communications (Australia)                   Amendment No. 1 to the Company's Form 10-QSB
                                                                               for the quarter ended December 31, 2001

10.19                 Securities Purchase Agreement, dated November 2002, by   Incorporated by reference to Exhibit 10.19 to
                      and among Advanced Communications and Buyers             the Company's Form 10-KSB for the year ended
                                                                               June 30, 2002 filed on December 6, 2002

10.20                 Investor Registration Rights Agreement, dated November   Incorporated by reference to Exhibit 10.20 to
                      2002, by and among Advanced Communications and           the Company's Form 10-KSB for the year ended
                      Investors                                                June 30, 2002 filed on December 6, 2002

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

10.23                 Irrevocable Transfer Agent Instructions, dated           Incorporated by reference to Exhibit 10.23 to
                      November 2002                                            the Company's Form 10-KSB for the year ended
                                                                               June 30, 2002 filed on December 6, 2002

10.24                 Security Agreement, dated November 2002, by and among    Incorporated by reference to Exhibit 10.24 to
                      Advanced Communications and Buyers                       the Company's Form 10-KSB for the year ended
                                                                               June 30, 2002 filed on December 6, 2002

10.25                 Middletons Lawyers Letter, dated November 11, 2002,      Incorporated by reference to Exhibit 10.25 to
                      terminating the April 2000 Stock Purchase Agreement      the Company's Form 10-KSB for the year ended
                      between Advanced Communications Technologies, Inc. and   June 30, 2002 filed on December 6, 2002
                      Advanced Communications (Australia)


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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Amendment No. 2 to the Quarterly Report of Advanced Communications Technologies, Inc. (the "Company") on Form 10-QSB/A for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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


Date: May 2, 2003                 By:      /s/ Wayne I. Danson
                                           -------------------------------------
                                           President and Chief Financial Officer