Form 10QSB/A
period 2002-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-05-02
CIK 1100820

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31,
                                                  2002           JUNE 30, 2002
                                              (UNAUDITED)          (AUDITED)
                                             -----------------------------------
ASSETS
------

   CURRENT ASSETS:
   Cash                                      $      3,375            $   11,093

                                             -------------       ---------------
   TOTAL CURRENT ASSETS                             3,375                11,093
                                             -------------       ---------------

   PROPERTY AND EQUIPMENT (NET)                    15,274                17,274
                                             -------------       ---------------
   OTHER ASSETS:

   Security Deposits                                7,700                13,225
   Other Receivables                                9,927                 9,927
   Deferred Financing Costs, net
    of accumulated amortization                    66,771                63,333
                                             -------------       ---------------
   TOTAL OTHER ASSETS                              84,398                86,485
                                             -------------       ---------------

TOTAL ASSETS                                 $    103,047            $  114,852
------------
                                             =============       ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

   CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses     $  1,303,333            $  872,493
   Accrued Compensation                           172,183               172,183
   Loan Payable to Shareholder                  1,055,736             1,055,736
   12% Convertible Debentures                           -               100,407
   Interest Payable                                87,584                62,917
                                             -------------       ---------------
   TOTAL CURRENT LIABILITIES                    2,618,836             2,263,736
                                             -------------       ---------------

   LONG-TERM LIABILITIES
    5% Convertible Debentures Due 1/04          1,000,000             1,000,000
   10% Secured Convertible Debentures
     Due 11/04                                    250,000                     -
   8% Note Payable Due 12/05                      173,494                     -
   Note Payable-Advanced Communications
    (Australia)                                 1,791,166             1,791,166
                                             -------------       ---------------
   TOTAL LONG TERM LIABILITIES                  3,214,660             2,791,166
                                             -------------       ---------------

TOTAL LIABILITIES                            $  5,833,496           $ 5,054,902
                                             -------------       ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, $.01 Par Value,
    25,000,000 Shares Authorized,
    none issued and outstanding                         -                     -
   Common Stock, No Par Value, 200,000,000
   Shares Authorized, 118,852,622 and
    114,102,622
   shares issued and outstanding,
    respectively                               25,826,505            25,471,098
   Deferred Commitment fees, net of
    accumulated amortization                     (375,000)             (562,500)
   Accumulated Deficit                        (31,181,954)          (29,848,648)
                                             -------------
                                                                 ---------------
   TOTAL STOCKHOLDERS' DEFICIENCY              (5,730,449)           (4,940,050)
                                             -------------       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                  $    103,047            $  114,852
                                             =============       ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements


           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                               ENDED                     ENDED
                                      ------------------------- ------------------------
                                       DECEMBER  DECEMBER 31,   DECEMBER     DECEMBER
                                       31, 2002      2001        31, 2002    31, 2001
                                      ------------------------- ------------------------


OPERATING EXPENSES

  Consulting Fees                     $    1,667   $  124,453   $    18,439   $  224,453

  Amortization and Depreciation          106,312      101,000       211,062      202,000

  Professional Fees                      171,147      210,061       463,556      340,809

  Other Selling, General and
    Administrative Expenses               27,901      185,446        52,088      275,750

  Stock-Based Compensation                     -       30,000                    60,000
                                      -----------     ---------   ----------   ----------


TOTAL OPERATING EXPENSES                 307,027      650,960       745,145    1,103,012
                                      -----------   ----------    ---------    ----------


(LOSS) FROM OPERATIONS                  (307,027)    (650,960)    (745,145)  (1,103,012)
                                      -----------    ---------    ---------  ------------

OTHER EXPENSES

  Lawsuit Settlements                    (15,000)            -    (188,494)            -

  Interest expense                      (327,167)      (1,000)    (399,667)      (5,206)
                                      -----------    ----------   ---------  ------------


TOTAL OTHER (EXPENSES)                  (342,167)      (1,000)    (588,161)      (5,206)
                                      -----------      --------  ---------- ------------


NET (LOSS)                            $ (649,194)    (651,960) $(1,333,306)  (1,108,218)
----------                            ===========    =========  ============ ===========


Net (Loss) Per Share- Basic and
Dilutive                                 $(0.005)     $(0.007)      $(0.01)      $(0.01)
                                      ===========   =========== ===========  ===========


Weighted Average Number of Shares

Outstanding During the Period - Basic
  and Dilutive                        118,798,274   98,157,087  116,947,051   96,898,056
                                      ===========   =========== ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements


           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,        DECEMBER 31,
                                                               2002            2001
                                                          ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                    $(1,333,306)         $(1,108,218)
Adjustments  to  reconcile  net loss to net  cash  used in
operating activities:
Depreciation and amortization                                      211,062             202,000
Expenses incurred in exchange for common stock                       5,000             360,559
Accrued compensation                                                     -              87,500
Interest Expense attributable to beneficial conversion             250,000                   -
Lawsuit Settlement                                                 173,494                   -
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Security deposits                                                  5,525             (8,334)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                            430,840               3,532
  Interest payable                                                 149,667               1,000
                                                              -------------     ---------------
     Net cash used in operating activities                       (107,718)           (461,961)
                                                              -------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of unaffiliated note payable                                   -            (25,000)
                                                              -------------     ---------------
     Net cash used in investing activities                               -            (25,000)
                                                              -------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from shareholder                                           -             259,736
Proceeds from issuance of convertible debt, net                    100,000                   -
Repayment of note payable                                                -           (118,530)
Proceeds from issuance of short-term note                                -             325,000
Proceeds from issuance of common stock
and warrants net of offering costs                                       -             130,000
                                                              -------------     ---------------
     Net cash provided by financing activities                     100,000             596,206
                                                              -------------     ---------------

Net increase (decrease)/increase in cash                           (7,718)             109,245

Cash at beginning of year                                           11,093               6,816
                                                              -------------     ---------------

CASH AT END OF PERIOD                                         $       3,375        $   116,061
---------------------
                                                              =============     ===============

Supplemental Disclosure of Cash Flow Information:
Interest Paid                                                 $          -         $    14,538
                                                              =============     ===============
Income Taxes Paid                                                        0                   0
                                                              =============     ===============

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


 The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

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


NOTE 2. PROPERTY AND EQUIPMENT
------------------------------

                                                      December 31,          June 30,
                                                          2002                2002
                                                     ---------------      --------------


       Computer and office equipment              $         32,909     $        32,909
       Less:  Accumulated depreciation                     (17,635)            (15,635)
                                                     ---------------
           Property and equipment - net           $         15,274     $        17,274
                                                     ===============      ==============

        Depreciation expense for each of the three months ended December 31, 2002 and 2001 was $1,000.


NOTE 3. ACCRUED COMPENSATION
----------------------------

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

NOTE 4.       NOTES AND LOAN PAYABLE
------------------------------------

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


NOTE 5. CONVERTIBLE DEBENTURES
------------------------------

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

10% SECURED CONVERTIBLE DEBENTURES DUE NOVEMBER 2004
----------------------------------------------------

        On November 22, 2002, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., whereby it agreed to issue and sell Two Hundred Fifty Thousand Dollars ($250,000) of Secured Convertible Debentures. These Secured Convertible Debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 15, 2002. These Secured Convertible Debentures accrue interest at a rate 10% per year and are convertible at the holder's option. At the Company's option, these debentures may be paid in cash or redeemed at a 20% premium on or before December 15, 2002 and at a 50% premium after December 15, 2002 and prior to November 2004. In connection with the Securities Purchase Agreement, the Company entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby it granted a security interest in all of its assets as security for its obligations under the Secured Convertible Debentures, as well as all other obligations of Advanced Communications to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement, including, without limitation, those obligations of the Company to Cornell Capital Partners, L.P. under the Convertible Debentures dated January 2002.

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

        On January 22, 2003, Cornell Capital Partners, L.P. elected to convert $62,500 of debentures into 62,500,000 shares of restricted common stock.

        Future maturities of long-term debt as of December 31, 2002 are as follows:

                                         YEAR            AMOUNT
                                         ----            ------
                                         2004          $   1,307,831
                                         2005                 57,831
                                         2006                 57,831
                                                     ----------------
                                         Total         $   1,423,493
                                                     ================



NOTE 6. STOCKHOLDERS' DEFICIENCY
--------------------------------

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


NOTE 7. RELATED PARTIES
-----------------------

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


NOTE 8. COMMITMENTS AND CONTINGENCIES
-------------------------------------

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

(D) PENDING CLAIM BY ADVANCED COMMUNICATIONS (AUSTRALIA) FOR COSTS OF AUSTRALIA LITIGATION AND FOR DAMAGES
--------------------------

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


NOTE 9. GOING CONCERN
---------------------

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


NOTE 10.       SUBSEQUENT EVENTS
--------------------------------

        On January 22, 2003, holders of the Company's 5% and 10% Convertible Debentures elected to convert $56,000 and $62,500 into 17,500,000 and 62,500,000 shares, respectively, of the Company's restricted common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with the June 30, 2002 audited financial statements and notes thereto included in the Company's Form 10-KSB.


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

        (B)     LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2002, our principal source of liquidity was $3,375 of cash. We have no credit facilities in place. The Company has no funds with which to continue its operations, has entered into oral forbearance arrangements with its creditors and has no cash available to pay its minor operating expenses. Unless it is able to draw down on its equity line of credit shortly, it will be forced to file for bankruptcy protection. On January 10, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, for a period of two years periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will be paid a fee of 3% of each advance under the Equity Line of Credit. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us (i) increasing the number of shares of common stock that we are authorized to issue and (ii) registering the shares of common stock with the Securities and Exchange Commission. Our Equity Line of Credit is not yet effective and the Company has not drawn down any funds from this facility. Except for the Equity Line of Credit, we have no commitments for capital. Based upon the current price of the Company's stock, we will only be able to draw down a fraction of the maximum $30 million under the Equity Line of Credit.

        In January 2003, the holders of our 5% and 10% Convertible Debentures converted $56,000 and $62,500 into 17,500,000 and 62,500,000 shares, representing approximately 8.8% and 31.43% respectively, of our common stock. As a result of these conversions, we have 198,852,622 shares of common stock outstanding. Pursuant to our Articles of Incorporation, we are authorized to issue 200,000,000 shares of common stock. As a result, we do not have a sufficient number of authorized shares of common stock to issue to raise capital under the Equity Line of Credit, to honor conversions of outstanding debentures or for any other purpose. We intend to seek the approval of our shareholders to increase our authorized common stock. Such an increase would provide additional shares of common stock to issue to honor existing commitments, such as the conversion of outstanding debentures, and for capital raising purposes. Our inability to obtain shareholder approval to increase our authorized common stock will materially hamper our ability to raise capital and to continue operations.

        If Cornell Capital Partners, L.P. converted the outstanding balance of $500,000 of their 5% secured convertible debt at $.0032 (80% of the recent price of $.004) and the remaining balance of $187,500 of their 10% secured convertible debt at $.001 per share, then such conversions would result in the issuance of 156,250,000 and 187,500,000 shares of common stock, respectively. After such conversions, Cornell Capital Partners, L.P. would own 409,210,000 shares or approximately 75% of our then outstanding common stock.

        We anticipate that our cash needs over the next 12 months consist of general working capital needs of $600,000, plus the repayment of outstanding indebtedness of $2,618,836. These obligations include accounts payable and accrued expenses in the amount of $1,303,333, accrued interest of $87,584, accrued compensation of $172,183 and an unsecured, non-interest-bearing loan in the amount of $1,055,736 payable to an entity wholly-owned by Roger May, a former officer and director. In addition, we have a note payable to Advanced Communications (Australia) in the amount of $1,791,166 at December 31, 2002 that was the subject of a lawsuit by us against Roger May and Advanced Communications (Australia). Management believes that as a result of the unilateral cancellation of the stock purchase agreement by Advanced Communications (Australia), no further money is owed and we have no further obligation to Advanced Communication (Australia). As of December 31, 2002, we had a working capital deficiency of $2,615,461. We will attempt to satisfy our cash needs over the next 12 months from the sale of securities or loans, including the Equity Line of Credit.

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

        The Company has total liabilities of $5,833,496 as of December 31, 2002. Included in this total are contractual obligations of $2,814,411. These contractual obligations, along with the dates on which such payments are due, are described below:


                                                       PAYMENTS DUE BY PERIOD

                                 1 YR. OR         2-3           4-5           AFTER
CONTRACTUAL OBLIGATIONS           OR LESS        YEARS         YEARS          YEARS        5 YEARS
-----------------------------    ----------   ----------    ---------     -----------    ------------

Note Payable                     $  173,494*    $   57,813    $  115,681      $      --      $     --
Convertible Debentures            1,337,584             --     1,337,584             --            --
Accounts Payable and Accrued
  Expenses                        1,303,333      1,303,333            --             --            --
                                -----------     ----------    ----------      ---------      --------
Total Contractual Obligations   $ 2,814,411     $1,361,146   $ 1,453,265      $      --      $     --
                                ===========     ==========   ===========      =========      ========

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

        In November 2002, Advanced Communications entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., whereby it agreed to issue and sell Two Hundred Fifty Thousand Dollars ($250,000) of Secured Convertible Debentures. These Secured Convertible Debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share commencing on December 15, 2002. These Secured Convertible Debentures accrue interest at a rate 10% per year and are convertible at the holder's option. At Advanced Communications' option, these debentures may be paid in cash or redeemed at a 20% premium on or before December 15 2002 and at a 50% premium after December 15, 2002 and prior to November 2004. In connection with the Securities Purchase Agreement, Advanced Communications entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby it granted a security interest in all of its assets as security for its obligations under the Secured Convertible Debentures, as well as all other obligations of Advanced Communications to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement, including, without limitation, those obligations of Advanced Communications to Cornell Capital Partners, L.P. under the Convertible Debentures dated January 2002. The security agreement provides, however, that upon the payment in full by Advanced Communications of its obligations to Cornell Capital Partners, L.P. arising from the Securities Purchase Agreement dated November 2002, and the related documents, Cornell Capital Partners, L.P. agrees to release any and all security interests it has in SpectruCell and all of the Company's real and intangible assets. The Convertible Debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, of $250,000, was recorded as an interest expense and a component of equity on the issuance date. In January 2003, Cornell Capital Partners converted $62,500 of the debentures into 62,500,000 shares of common stock.

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

        None.

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

        The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                          HIGH BID      LOW BID
                                                       -------------   ---------
                    2001
                    Quarter Ended September 30, 2000        $1.25          $ .56
                    Quarter Ended December 31, 2000          1.19            .48
                    Quarter Ended March 31, 2001             1.03            .45
                    Quarter Ended June 30, 2001               .68            .27

                    2002
                    Quarter Ended September 30, 2001        $ .41          $ .25
                    Quarter Ended December 31, 2001           .38            .17
                    Quarter Ended March 31, 2002              .26            .06
                    Quarter Ended June 30, 2002               .08            .02

                    2003
                    Quarter Ended September 30, 2002          .08           .005
                    Quarter Ended December 31, 2002          .015           .004


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)    EXHIBITS.

EXHIBIT NO.       DESCRIPTION                                    LOCATION
-------------     ------------------------------------           ------------------------------------

1.1               Exchange Agreement between MRC Legal           Incorporated by reference to Exhibit
                  Services Corporation and Advanced              1.1 to Company's Form 8-K filed on
                  Communications Technologies, Inc. dated as     February 4, 2000
                  of January 31, 2000

2.1               Articles of Incorporation of Media Forum       Incorporated by reference to Exhibit
                  International, Inc.                            2.1 to the Company's Form S-8 filed
                                                                 on February 9, 2000

2.2               Second Amendment to Articles of                Incorporated by reference to Exhibit
                  Incorporation of Telenetworx, Inc.             2.2 to the Company's Form S-8 filed
                                                                 on February 9, 2000

2.3               Third Amendment to Articles of Incorporation   Incorporated by reference to Exhibit
                  of Media Forum International, Inc.             2.3 to the Company's Form S-8 filed
                                                                 on February 9, 2000

2.4               Bylaws of the Company                          Incorporated by reference to Exhibit
                                                                 2.4 to the Company's Form S-8 filed
                                                                 on February 9, 2000

2.5               Articles of Incorporation as currently in      Incorporated by reference to Exhibit
                  effect for the Company                         3.1 to Form S-1 Registration
                                                                 Statement filed on August 14, 2001

2.6               Bylaws, as currently in effect                 Incorporated by reference to Exhibit
                                                                 3.2 to   Form S-1 Registration
                                                                 Statement filed on August 14, 2001

2.7               Fourth Amendment to Articles of                Incorporated by reference to Exhibit
                  Incorporation                                  2.7 to the Form SB-2 filed with the
                                                                 SEC on March 5, 2002

10.1              Lease Agreement dated as of November 27,       Incorporated by reference to Exhibit
                  2001 between the Company and Continental       10.1 to the Form SB-2 filed with the
                  Development, L. P. II                          SEC on March 5, 2002


EXHIBIT NO.       DESCRIPTION                                    LOCATION
-------------     ------------------------------------           ------------------------------------

10.2              Stock Purchase Agreement between Advanced      Incorporated by reference to Exhibit
                  Communications Technologies, Inc. and          10.2 to the Form S-1 Registration
                  Advanced Communications Technologies           Statement filed on August 14, 2001
                  (Australia) Pty Ltd.

10.3              Agreement dated June 27, 2000, between         Incorporated by reference to Exhibit
                  Ladenburg Thalmann & Co. and the Company       10.3 to the Company's Form S-1
                                                                 Registration Statement filed on
                                                                 August 14, 2001

10.4              Common Stock Purchase Agreement dated          Incorporated by reference to Exhibit
                  December 14, 2000, between the Company and     10.4 to the Company's Form S-1
                  Wanquay Ltd.                                   Registration Statement filed on
                                                                 August 14, 2001

10.5              Registration Rights Agreement dated December   Incorporated by reference to Exhibit
                  14, 2000, between the Company and Wanquay      10.5 to the Company's Form S-1
                  Ltd.                                           Registration
                                                                 Statement filed
                                                                 on August 14,
                                                                 2001

10.6              Escrow Agreement dated December 14, 2000,      Incorporated by reference to Exhibit
                  among the Company, Wanquay Ltd. and Epstein    10.6 to the Company's Form S-1
                  Becker & Green                                 Registration Statement filed on
                                                                 August 14, 2001

10.7              Consulting Agreement with M. Richard Cutler    Incorporated by reference to Exhibit
                  dated January 31, 2000                         10.1 to the Company's Form S-8 filed
                                                                 on February 9, 2000

10.8              Stock Purchase Agreement dated April 5,        Incorporated by reference to Exhibit
                  2000, between Advanced Communications          10.5 to the Company's Form 10-QSB
                  Technologies, Inc. and Advanced                filed on May 24, 2000
                  Communications Technologies Pty Ltd.

10.9              Securities Purchase Agreement dated January    Incorporated by referenced to Exhibit
                  10, 2002, by and among Advanced                10.9 to the Company's Form 10-QSB
                  Communications Technologies, Inc. and Buyers   filed on February 12, 2002

10.10             Investor Registration Rights Agreement dated   Incorporated by reference to Exhibit
                  January 10, 2002, by and among Advanced        10.10 to the Company's Form 10-QSB
                  Communications Technologies, Inc. and          filed on February 12, 2002
                  Investors

10.11             Transfer Agent Instructions                    Incorporated by reference to Exhibit
                                                                 10.11 to the Company's Form 10-QSB
                                                                 filed on February 12, 2002

10.12             Escrow Agreement dated January 10, 2002, by    Incorporated by reference to Exhibit
                  and among Advanced Communications              10.12 to the Company's Form 10-QSB
                  Technologies, Inc., Buyers and First Union     filed on February 12, 2002
                  National Bank

10.13             Equity Line of Credit Agreement dated          Incorporated by reference to Exhibit
                  January 10, 2002, by and between Cornell       10.13 to the Company's Form 10-QSB
                  Capital Partners, LP and Advanced              filed on February 12, 2002
                  Communications Technologies, Inc.

10.14             Registration Rights Agreement dated January    Incorporated by reference to Exhibit
                  10, 2002, by and between Advanced              10.14 to the Company's Form 10-QSB
                  Communications Technologies, Inc.              filed on February 12, 2002

10.15             Placement Agent Agreement dated January 10,    Incorporated by reference to Exhibit
                  2002, by and between Advanced Communications   10.15 to the Company's Form 10-QSB
                  Technologies, Inc. and Westrock Advisors,      filed on February 12, 2002
                  Inc.


EXHIBIT NO.       DESCRIPTION                                    LOCATION
-------------     ------------------------------------           ------------------------------------

10.16             Escrow Agreement dated January 10, 2002, by    Incorporated by reference to Exhibit
                  and among Advanced Communications              10.16 to the Company's Form 10-QSB
                  Technologies, Inc., Cornell Capital            filed on February 12, 2002
                  Partners, LP, Butler Gonzalez LLP and First
                  Union National Bank

10.17             License and Distribution Agreement dated as    Incorporated by reference to Exhibit
                  of July 5, 2000, between Advanced              10.17 to the Company's Amendment to
                  Communications Technologies, Inc. and          Form 10-KSB filed on May 23, 2002
                  Advanced Communications Technologies
                  (Australia) Pty. Ltd.

10.18             Letter of Intent dated September 7, 2001 re:   Incorporated by reference to Exhibit
                  Purchase of Advanced Communications            10.18 to Amendment No. 1 to the
                  (Australia)                                    Company's Form 10-QSB for the quarter
                                                                 ended December 31, 2001.

10.19             Securities Purchase Agreement, dated           Incorporated by reference to Exhibit
                  November 2002, by and among Advanced           10.19 to the Company's Form 10-KSB
                  Communications and Buyers                      for the year ended June 30, 2002
                                                                 filed on December 6, 2002.

10.20             Investor Registration Rights Agreement,        Incorporated by reference to Exhibit
                  dated November 2002, by and among Advanced     10.20 to the Company's Form 10-KSB
                  Communications and Investors                   for the year ended June 30, 2002
                                                                 filed on December 6, 2002.

10.21             Secured Convertible Debenture                  Incorporated by reference to Exhibit
                                                                 10.21 to the Company's Form 10-KSB
                                                                 for the year ended June 30, 2002
                                                                 filed on December 6, 2002.

10.22             Escrow Agreement, dated November 2002, by      Incorporated by reference to Exhibit
                  and among Advanced Communications, Buyers,     10.22 to the Company's Form 10-KSB
                  and Wachovia Bank, N.A.                        for the year ended June 30, 2002
                                                                 filed on December 6, 2002.

10.23             Irrevocable Transfer Agent Instructions,       Incorporated by reference to Exhibit
                  dated November 2002                            10.23 to the Company's Form 10-KSB
                                                                 for the year ended June 30, 2002
                                                                 filed on December 6, 2002.

10.24             Security Agreement, dated November 2002,       Incorporated by reference to Exhibit
                  by and among Advanced Communications and       10.24 to the Company's Form 10-KSB
                  Buyers                                         for the year ended June 30, 2002
                                                                 filed on December 6, 2002.

10.25             Middletons Lawyers Letter, dated November      Incorporated by reference to Exhibit
                  11, 2002, terminating the April 2000 Stock     10.25 to the Company's Form 10-KSB
                  Purchase Agreement between Advanced            for the year ended June 30, 2002
                  Communications Technologies, Inc. and          filed on December 6, 2002.
                  Advanced Communications (Australia)


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

                        ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                        By:     /S/ WAYNE I. DANSON
                                ----------------------------------
                        Name:   Wayne I. Danson
                        Title:  President (Principal Executive Officer), Chief
                                Financial Officer (Principal Accounting Officer)
                                and Director
                        Date:   May 2, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Amended Quarterly Report of Advanced Communications Technologies, Inc. (the "Company") on Amendment No. 1 To Form 10-QSB for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:   May 2, 2003                        /S/ WAYNE I. DANSON
                                           ---------------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

        I, Wayne I. Danson, President of Advanced Communications Technologies, Inc., certify that:

        1. I have reviewed this amended quarterly report on Form 10-QSB/A of December 31, 2002;

        2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

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

Date:   May 2, 2003                     By:/S/ WAYNE I. DANSON
                                           -------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer