Form 10QSB
period 2003-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-05-20
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

           [X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 2003


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

                                 YES [X] NO [ ]

          As of May 1, 2003, there were 198,852,622 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):

                                 YES [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets as of March 31, 2003 and
            June 30, 2002 (Audited)

          Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2003 and March 31, 2002

          Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and March 31, 2002

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              MARCH 31, 2003
                                                (UNAUDITED)       JUNE 30, 2002
                                             ---------------      --------------
ASSETS
------

CURRENT ASSETS:
Cash                                      $                -       $     11,093
                                                                              -
                                                ------------       ------------
TOTAL CURRENT ASSETS                                       -             11,093
                                                ------------       ------------
PROPERTY AND EQUIPMENT (NET)                          14,274             17,274
                                                ------------       ------------
OTHER ASSETS:

Security Deposits                                      7,700             13,225
Other Receivables                                      9,927              9,927
Deferred Financing Costs, net of
  accumulated amortization                            53,646             63,333
                                                ------------       ------------
TOTAL OTHER ASSETS                                    71,273             86,485
                                                ------------       ------------

TOTAL ASSETS                                    $     85,547       $    114,852
------------                                    ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES

CURRENT LIABILITIES
Cash Overdraft                                  $         28        $         -
Accounts Payable and Accrued Expenses              1,449,091            872,493
Accrued Compensation                                 172,183            172,183
Loan Payable to Shareholder                        1,055,736          1,055,736
12% Convertible Debentures                                 -            100,407
Interest Payable                                     168,094             62,917
8% Note Payable Due 12/05 - Current Portion           57,831                  -
5% Convertible Debentures Due 1/04                   944,000                  -
                                                ------------       ------------
TOTAL CURRENT LIABILITIES                          3,846,963          2,263,736
                                                ------------       ------------

LONG-TERM LIABILITIES

5% Convertible Debentures Due 1/04                         -          1,000,000
10% Secured Convertible Debentures Due 11/04         187,500                  -
8% Note Payable Due 12/05                            115,663                  -
Note Payable-Advanced
  Communications (Australia)                       1,791,166          1,791,166
                                                ------------       ------------
TOTAL LONG TERM LIABILITIES                        2,094,329          2,791,166
                                                ------------       ------------


TOTAL LIABILITIES                                  5,941,292          5,054,902
                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $.01 Par Value, 25,000,000
  Shares Authorized, none issued and
  outstanding                                              -                  -
Common Stock, No Par Value, 200,000,000
  Shares Authorized, 198,852,622 and
  114,102,622 shares issued and
  outstanding, respectively                       25,945,005         25,471,098
Deferred Commitment fees, net of
  accumulated amortization                          (281,250)          (562,500)
Accumulated Deficit                              (31,519,500)       (29,848,648)

TOTAL STOCKHOLDERS' DEFICIENCY                  $ (5,855,745)        (4,940,050)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                        $     85,547       $    114,852
------------------------                        ============       ============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                     -------------------------------      ---------------------------------
                                     MARCH 31, 2003    MARCH 31, 2002     MARCH 31, 2003     MARCH 31, 2002
                                     ---------------   --------------     ---------------    --------------
OPERATING EXPENSES
Amortization and Depreciation        $       107,875   $     201,417      $      318,937     $     403,417
Professional and Consulting Fees              93,300          42,189             575,295           607,451
Other Selling, General and
Administrative Expenses                       25,861         260,370              77,949           536,120
Stock-Based Compensation                           -          21,010                   -            81,010
                                     ---------------   --------------     ---------------     -------------
TOTAL OPERATING EXPENSES                     227,036         524,986             972,181         1,627,998
                                     ---------------   --------------     ---------------     -------------
(LOSS) FROM OPERATIONS                     (227,036)        (524,986)           (972,181)       (1,627,998)
                                     ---------------   --------------     ---------------     -------------
OTHER EXPENSES

Lawsuit Settlements                         (30,000)         (80,000)           (218,494)          (80,000)
Interest expense                            (80,510)        (260,417)           (480,177)         (265,623)
                                     ---------------   --------------     ---------------     -------------
TOTAL OTHER (EXPENSES)                     (110,510)        (340,417)           (698,671)         (345,623)
                                     ---------------   --------------     ---------------     -------------

NET (LOSS)                           $     (337,546)        (865,403)         (1,670,852)       (1,973,621)
----------                           ===============   ==============     ===============    ==============
Net (Loss) Per Share- Basic and
Dilutive                             $       (0.002)   $      (0.009)     $       (0.012)    $       (0.02)
                                     ===============   ==============     ===============    ==============

Weighted Average Number of
Shares Outstanding During the
Period- Basic and Dilutive               180,185,955     101,794,353         137,718,954        98,506,328
                                     ===============   ==============     ===============    ==============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                FOR THE NINE MONTHS ENDED
                                          MARCH 31, 2003          MARCH 31, 2002
                                          --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net (loss)                                      $ (1,670,852)     $ (1,973,621)
Adjustments to reconcile net loss
to net cash used in operating activities:

Depreciation and amortization                         318,937          403,417
Expenses incurred in exchange for common stock          5,000          781,569
Interest Expense attributable to
  beneficial conversion                               250,000          250,000
Lawsuit Settlement                                    173,494                -
Changes in operating assets and liabilities:
(Increase) decrease in assets
  Security deposits and Other                           5,525          (17,700)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses               576,598         (161,203)
  Interest payable                                    230,177           10,417
  Accrued compensation                                      -         (306,867)
  Other Advances                                            -          (63,000)
                                                -------------     -------------
    Net cash used in operating activities           (111,121)       (1,076,988)
                                                -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Purchase of Fixed Assets                                                (1,675)
Repayment of short-term loan                                          (325,000)
Repayment of unaffiliated note payable                      -          (25,000)
                                                -------------     -------------
    Net cash used in investing activities                   -         (351,675)
                                                -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Cash Overdraft                                             28                -
Loan proceeds from shareholder                              -          259,736
Proceeds  from  issuance  of  convertible
  debt, net                                           100,000                -
Repayment of note payable                                   -         (118,530)
Proceeds from issuance of short-term note                   -          325,000
Proceeds  from  issuance  of  convertible
  debt                                                               1,000,000
Proceeds from issuance of common stock
  and warrants net of offering costs                        -          120,000
                                                -------------     -------------
    Net cash provided by financing activities         100,028        1,586,206
                                                -------------     -------------
Net (decrease)/increase in cash                      (11,093)          157,543
Cash at beginning of year                             11,093             6,816
                                                -------------     -------------
CASH AT END OF PERIOD                           $          -      $    164,359
---------------------                           =============     ==============
Supplemental Disclosure of
Cash Flow Information:
----------------------
Interest Paid                                   $           -     $     14,538
                                                =============     ==============
Income Taxes Paid                                           0                0
                                                =============     ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During the nine months ended March 31, 2003, the Company issued 4,250,000 shares of common stock valued at $100,407 in full settlement of the September 1999 12% Senior Secured Convertible Debentures.

During the nine months ended March 31, 2003, the Company issued 500,000 shares of common stock valued at $5,000 in partial settlement of unpaid prior legal and consulting fees.

During the nine months ended March 31, 2003, the Company converted $125,000 of accrued interest into 10% Secured Convertible Debentures and incurred $25,000 of financing costs associated with the issuance of its 10% Secured Convertible Debentures.

During the nine months ended March 31, 2003, the Company issued 17,500,000 and 62,500,000 shares of common stock valued at $56,000 and $62,500 on the conversion of 5% Convertible Debentures and 10% Convertible Debentures, respectively.

During the nine months ended March 31, 2002, the Company issued 1,190,000 shares of common stock, valued at $357,001, in partial payment of a note payable held by Advanced Communications Technologies (Australia) Pty Ltd, in which the Company owned a 20% interest.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

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

          Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

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

(B) PRINCIPLES OF CONSOLIDATION
-------------------------------

          The  accompanying   consolidated   financial  statements  include  the
accounts  of  the  Company  and  its  inactive  subsidiaries.   All  significant
intercompany transactions and balances have been eliminated in consolidation.

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

(D) FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

          The carrying amounts of the Company's accounts payable, accrued liabilities, debentures, and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

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

          There was no current income tax expense for the fiscal years ended June 30, 2002 and 2001 and for the nine months ended March 31, 2003 and 2002 due to net operating losses in both periods. Any deferred tax asset arising from the future benefit of the Company's net operating loss carryforward, of approximately $16,000,000 as of March 31, 2003 has been fully reserved.

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

(K) RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

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

          In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

          The Company does not believe the adoption of these standards will have a material impact to the financial statements.

NOTE 2.   PROPERTY AND EQUIPMENT
------------------------------

                                                                     June 30,
                                              March 31, 2003           2002
                                             ---------------      --------------

Computer and office equipment              $         32,909     $        32,909
Less:  Accumulated depreciation                     (18,635)            (15,635)
                                            ----------------     ---------------
    Property and equipment - net           $         14,274     $        17,274
                                            ================     ===============

Depreciation expense for each of the three months ended March 31, 2003 and 2002 was $1,000.

NOTE 3. NOTES AND LOAN PAYABLE
------------------------------

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

          During the fiscal years ended June 30, 2002 and 2001, the Company repaid in both cash and common stock, $5,326,833 and $382,001 of the obligation, respectively. As of March 31, 2003, the balance of the Company's obligation to Advanced Communications (Australia) was $1,791,166.

          On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company which stated that the April 2000 Stock Purchase Agreement was terminated immediately due to the Company's insolvency. The effect of the Notice of Termination is to cancel the Company's stock interest in Advanced Communications (Australia). Consistent with our decision to withdraw from the Australia litigation, we have not challenged the termination of the Stock Purchase Agreement in the Australia Court. Given that Advanced Communications (Australia) is in an insolvency proceeding in Australia, has ceased to do business as an operating entity, that its assets have been sold or transferred, and that the Company has written off its entire investment in Advanced Communications (Australia), the future financial impact of this on the Company is not believed to be significant. We believe that, subject to advice of Australian counsel, as a result of Advanced Communications (Australia's) insolvency proceeding and its termination of the Stock Purchase Agreement, no further money is owed, and we have no further obligation to Advanced Communications (Australia).

(B) LOAN PAYABLE TO SHAREHOLDER
-------------------------------

          As of March 31, 2003 and June 30, 2002, the Company owed Global Communications Technology Pty, an Australian company wholly-owned by Mr. May, a former officer and director of the Company, $1,055,736, for funds advanced to the Company to provide working capital. This loan is non-interest bearing and unsecured, and has no scheduled date for repayment. The Company believes that the loan is not due upon demand. However, since the actual repayment terms are not known with any specificity because the terms are not confirmed in a written document, the loan has been classified as a current liability.

(C) 8% NOTE PAYABLE
-------------------

          On November 14, 2002, the Company settled its litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issuing a three year 8% promissory note for $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest commencing December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. In accordance with paragraphs 8(a) and 35 of FASB 5, the Company has recorded in its September 30, 2002 financial statements, an expense of $173,494 and the associated liability in connection with the lawsuit settlement. The current portion of the note payable of $57,831 plus accrued interest of $1,787 has been classified as a current liability on the balance sheet.

          Interest of $5,359 was accrued on the note payable as of March 31, 2003.


NOTE 4.   CONVERTIBLE DEBENTURES
--------------------------------

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

          The Company incurred $80,000 of financing costs associated with the 5% Convertible Debentures that is being amortized over the life of the debentures. Amortization of $10,000 and $30,000 was expensed for the three months and nine months ended March 31, 2003, respectively.

          During the three months ended December 31, 2002, the Company converted $125,000 of accrued interest on the Convertible Debentures into 10% Secured Convertible Debentures issued on November 22, 2002.

          On January 22, 2003, bondholders elected to convert $56,000 of the debentures at a price of $.0032 per share, into 17,500,000 shares of restricted common stock. As of March 31, 2003 the balance due on these debentures after the aforementioned conversion is $944,000.

          As of March 31, 2003 and June 30, 2002, interest of $154,888 and $62,917, respectively, is accrued on these debentures.

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

          The Company received $100,000 in cash from the sale of these debentures, issued another $125,000 in payment of accrued interest on the 5% convertible debentures and incurred $25,000 of financing costs associated with the Convertible Debentures that is being amortized over the life of the debentures. Amortization expense of $3,125 and $4,687 was recorded for the three and nine months ended March 31, 2003.

          On January 22, 2003, Cornell Capital Partners, L.P. elected to convert $62,500 of debentures at a conversion price of $.001 per share into 62,500,000 shares of restricted common stock. As of March 31, 2003 the balance due on these debentures after the aforementioned conversion is $187,500.

          As of March 31, 2003 interest of $7,847, is accrued on these debentures.

          Future maturities of long-term debt as of March 31, 2003 are as follows:

                                     YEAR            AMOUNT
                                     ----            ------
                                March 31, 2004    $1,001,831
                                March 31, 2005       245,331
                                March 31, 2006        57,832
                                                  -----------
                                     Total        $1,304,994
                                                  ===========

NOTE 5.   STOCKHOLDERS' DEFICIENCY
----------------------------------

(A) STOCK ISSUED FOR CONVERTIBLE DEBENTURES
-------------------------------------------

          On January 22, 2003, holders of the Company's 5% and 10% Convertible Debentures converted $56,000 and $62,500 of Convertible Debentures into 17,500,000 and 62,500,000 shares respectively, of the Company's common stock. On August 26, 2002 and September 24, 2002, the Company issued 4,250,000 shares of stock to the 12% Convertible Debenture holders in full settlement of the Company's outstanding obligation of $100,407.

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

NOTE 6.   RELATED PARTIES
-------------------------

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

NOTE 7.   COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

(D) PENDING CLAIM BY ADVANCED COMMUNICATIONS  (AUSTRALIA) FOR COSTS OF AUSTRALIA
--------------------------------------------------------------------------------
LITIGATION AND FOR DAMAGES
--------------------------

          Following our withdrawal from the Australia litigation against Mr. May and Advanced Communications (Australia), Advanced Communications (Australia) applied to the court for an order awarding its costs of the litigation against the Company. Advanced Communications (Australia) has indicated that its costs of litigation were approximately AU$400,000 or US$220,000. Advanced Communications (Australia) has also applied for an order awarding damages against the Company in the amount of Aus $6,000,000 or approximately US$3,200,000 as a result of the Company notifying third parties in the U.S. with which Advanced Communications (Australia) was dealing in regard to SpectruCell, of the Australia Court's August 23, 2002 injunctive orders. Management believes that based on information made available to it, Advanced Communications (Australia) proposed claims for damages are without merit. To date, as far as the Company knows, the Australia Court has not awarded any costs and has not awarded any damages against the Company. It is not known if such awards will be made and, if they are made, what their amounts will be.

(E)  LEGAL MATTERS
------------------

          As of March 31, 2003, management has settled all of its outstanding lawsuits and has recorded the financial statement impact of such settlements. The Company is currently involved in a dispute with one of its creditors involving unpaid legal fees in the amount of $35,034. The Company did not contest the creditor's claim and on May 8, 2003 a default judgment was entered into by the court against the Company. The Company has previously recorded this expense and has determined that such judgment will not have a material adverse impact on the Company's financial condition.

          Management does not believe that the contingencies described above will have a material adverse impact on the future financial condition of the Company.

NOTE 8. GOING CONCERN
---------------------

          The Company's consolidated financial statements for the nine months ended March 31, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's net loss of $1,670,852 and negative cash flows from operations of $111,121 for the nine months ended March 31, 2003, working capital deficiency of $3,846,963 and stockholders' deficiency of $5,855,745, raise substantial doubt about its ability to continue as a going concern.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

FINANCIAL CONDITION

          We had net losses of $4,332,693 and $19,732,566 during the years ended June 30, 2002 and 2001, respectively. For the nine months ended March 31, 2003, we had a net loss of $1,670,852. As of March 31, 2003, we had a cash overdraft of $28 and current liabilities of $3,846,963. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          If we are unable to obtain additional funding through our Equity Line of Credit facility (as described in the Management Discussion and Analysis of Financial Condition and Results of Operations included elsewhere), then the failure to obtain this funding will have a material adverse effect on our business and our ability to continue as a going concern. Unless the Company is able to access its Equity Line of Credit facility, the Company will be forced to cease operations after August 2003. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy our creditors in full. Accordingly, should we be forced to file for bankruptcy protection, there is no assurance that our stockholders would receive any value.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

          OVERALL RESULTS OF OPERATIONS

          For the three months ended March 31, 2003 we incurred an overall loss of ($337,546) or ($.002) per share, which was a material decrease from the loss of ($865,403) or ($0.009) per share for the comparable period in the prior year.

          REVENUE

          No revenues were generated during either the three months ended March 31, 2003 or March 31, 2002.

          OPERATING EXPENSES

          Operating expenses for the three months ended March 31, 2003, were $227,036 and represent a $297,950 or 57% decrease in operating expenses of $524,986 for the comparative period ended March 31, 2002. Included in operating expenses for both periods is $107,875 and $101,417 respectively, of non-cash charges for depreciation and amortization attributable to the quarterly depreciation of our office property and equipment, $106,875 and $100,417 respectively of amortization attributable to deferred financing and commitment fees for the three months ended March 31, 2003 and $100,000 of amortization of goodwill associated with our investment in Advanced Communications (Australia) for the three months ended March 31, 2002. Because goodwill was written-off in our June 30, 2002 financial statements, no amortization of goodwill was incurred for the three months ended March 31, 2003. Professional and consulting fees for the three months ended March 31, 2003 increased by $51,111 over the comparable three-month period ended March 31, 2002 due to the increase in legal fees as a result of the Company's settlement of all its remaining lawsuits and its withdrawal from the Australian litigation with Roger May and Advanced Communications (Australia).

          Other selling, general and administrative expenses decreased $234,509 from the comparative three month period ended March 31, 2002 due to the Company's curtailment of its operations and relocation of its office to New
York. In particular, the Company has reduced its office rent, marketing and promotion, and other office operating expenses by approximately $53,000 from the comparative three month period ended March 31, 2002. In addition, during the three month period ended March 31, 2002, the Company expensed $180,000 of directors' fees while no directors' fees were incurred for the three months ended March 31, 2003.

          OTHER EXPENSE

          Interest expense incurred for the three months ended March 31, 2003 was $80,510 and was attributable to quarterly interest on the Company's 10% Secured Convertible Debentures due November 2004, the 5% $1,000,000 Convertible Debentures due January 2004 and the 8% Note Payable due 2005. Interest of $260,417 for the comparative three-month period ended March 31, 2002 was attributable entirely to interest on the 5% $1,000,000 Convertible Debenture we issued in January 2002. Included in the $260,417 of interest expense is $250,000 of interest attributable to the intrinsic value of the beneficial conversion feature included in the convertible debt we issued to Cornell Capital Partners, L.P. and other investors.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2003 TO THE NINE MONTHS ENDED MARCH 31, 2002

          OVERALL RESULTS OF OPERATIONS

          For the nine months ended March 31, 2003, the Company incurred an overall net loss of ($1,670,852) or ($.012) per share, as compared to an overall net loss of ($1,973,621) or ($.02) per share, for the comparative nine months ended March 31, 2002. The overall net loss for the nine months ended March 31, 2003 was 15% less than the net loss for the nine months ended March 31, 2002.

          REVENUE

          No revenues were generated during either the nine months ended March 31, 2003 or March 31, 2002.

          OPERATING EXPENSES

          Operating expenses for the nine months ended March 31, 2003, were $972,181 and represent a $655,817 or 40% decrease in operating expenses of $1,627,998 for the comparative period ended March 31, 2002. Included in operating expenses for both periods is $318,937 and $403,417 respectively, of non-cash charges for depreciation and amortization attributable to the quarterly depreciation of our office property and equipment, $315,937 and $100,417 of amortization attributable to deferred financing and commitment fees for the nine months ended March 31, 2003 and 2002 respectively and $300,000 of amortization of goodwill associated with our investment in Advanced Communications
(Australia) for the nine months ended March 31, 2002. Because goodwill was completely written-off in our June 30, 2002 financial statements, no amortization expense for goodwill was recorded for the nine months ended March 31, 2003. Professional and consulting fees for the nine months ended March 31, 2003 decreased slightly by $32,156 from the comparative period due to the curtailment of our operations commencing August 1, 2002, as well as an overall reduction in legal fees associated with the Company's settlement of all its remaining lawsuits and its litigation with Roger May and Advanced Communications (Australia).

          OTHER EXPENSE

          Interest expense incurred for the nine months ended March 31, 2003 was $480,177 and was principally attributable to $250,000 of intrinsic interest on the beneficial conversion feature of the Company's 10% Secured Convertible Debentures we issued in November 2002, $216,971 of accrued and penalty interest on the 5% Convertible Debentures due January 2004, $5,359 of interest on the 8% Note Payable due 2005 and $7,847 of interest on the 10% Secured Convertible Debentures issued November 2002. Interest of $265,623 for the comparative nine month period ended March 31, 2002 was attributable entirely to interest on the 5% Convertible Debentures we issued in January 2002 and included $250,000 of interest attributable to the intrinsic value of the beneficial conversion feature of the Convertible Debentures. During the nine month period ended March 31, 2003, the Company settled its remaining lawsuits and recorded $218,494 of settlement expense in accordance with paragraphs 8(a) and 35 of FASB 5. For the nine month period ended March 31, 2002, the Company recorded $80,000 of expense attributable to the settlement of the World IP lawsuit.

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

          In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

          The Company does not believe the adoption of these standards will have a material impact to the financial statements.


          (B) LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2003, we had a cash overdraft of $28. We have no credit facilities in place. The Company has no funds with which to continue its operations, has entered into oral forbearance arrangements with its creditors and has no cash available to pay its minor operating expenses. Unless it is able to draw down on its equity line of credit shortly, it will be forced to file for bankruptcy protection and will cease operations. On January 10, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, for a period of two years periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will be paid a fee of 3% of each advance under the Equity Line of Credit. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us (i) increasing the number of shares of common stock that we are authorized to issue and (ii) registering the shares of common stock with the Securities and Exchange Commission. Our Equity Line of Credit is not yet effective and the Company has not drawn down any funds from this facility. Except for the Equity Line of Credit, we have no commitments for capital. Based upon the current price of the Company's stock, we will only be able to draw down a fraction of the maximum $30 million under the Equity Line of Credit.

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

          We anticipate that our cash needs over the next 12 months consist of general working capital needs of $600,000, plus the repayment of outstanding indebtedness of $3,846,963. These obligations include accounts payable, cash overdraft and accrued expenses in the amount of $1,449,119, accrued interest of $166,307, the current portion of principal and interest on the 8% note payable of $59,618, 5% Convertible Debentures in the amount of $944,000, accrued compensation of $172,183 and an unsecured, non-interest-bearing loan in the amount of $1,055,736 payable to an entity wholly-owned by Roger May, a former officer and director. In addition, we have a note payable to Advanced Communications (Australia) in the amount of $1,791,166 at March 31, 2003 that was the subject of a lawsuit by us against Roger May and Advanced Communications (Australia). Management believes that as a result of the unilateral cancellation of the stock purchase agreement by Advanced Communications (Australia), no further money is owed and we have no further obligation to Advanced Communication (Australia). As of March 31, 2003, we had a working capital deficiency of $3,846,963. We will attempt to satisfy our cash needs over the next 12 months from the sale of securities or loans, including the Equity Line of Credit.

          Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of March 31, 2003, we had an accumulated deficit of $31,519,500. At March 31, 2003, we had no cash available and were overdrawn by $28. Such conditions raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time. Unless we are able to raise additional capital through the draw down of our equity line once it is declared effective by the SEC, we will be unable to continue our operations. We have no other sources of internal or external capital.

          The Company has total liabilities of $5,941,292 as of March 31, 2003. Included in this total are contractual obligations of $2,922,208. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                       PAYMENTS DUE BY PERIOD
                                 1 YR. OR            2-3             4-5         AFTER
CONTRACTUAL OBLIGATIONS          OR LESS *          YEARS           YEARS       5 YEARS
-----------------------        -----------      -------------    ----------   -----------

Note Payable and Interest
  thereon                      $    59,618      $   119,236       $    --      $     --
Convertible Debentures and
  Interest thereon               1,098,888          195,347            --            --
Accounts Payable and Accrued
  Expenses                       1,449,119               --            --            --
Total Contractual Obligations  $ 2,607,625      $   314,583       $    --      $     --
                               ===========      =============     ========     =========

* Excludes $1,791,166 due to Advanced Communications (Australia). The Company believes that this obligation has been cancelled by Advanced Communications (Australia) due to Advanced Communications (Australia)'s unilateral revocation of the Stock Purchase Agreement and is no longer obligated to pay this. The Company intends to engage local counsel to review and opine on the legal issues surrounding the termination of the Stock Purchase Agreement and its obligation, if any, to pay the balance of the amount due to Advanced Communications (Australia).

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

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

          Net cash used in operating activities was $111,121 and $1,076,988 for the nine months ended March 31, 2003 and 2002, respectively. The use of cash by operating activities was principally the result of net losses during both reporting periods together with a corresponding increase in accounts payable, accrued interest and the settlement of lawsuits for the nine months ended March 31, 2003 and the issuance of stock in lieu of cash in fiscal 2002 respectively.

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

          No net cash was provided by or used in investing activities for the nine months ended March 31, 2003. For the nine months ended March 31, 2002, $351,675 of cash was used in investing activities of which $325,000 of cash was used to repay our short-term loan and $25,000 of cash was used to repay a portion of the loan to Advanced Communications (Australia).

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

          During the nine months ended March 31, 2003, the Company generated $100,028 of net cash from financing activities principally from the net proceeds on the $250,000 10% Secured Convertible Debenture that we issued on November 22, 2002. During the nine months ended March 31, 2002, the Company generated $1,586,206 of net cash from financing activities which was attributable to $120,000 of proceeds received from the sale of equity securities pursuant to a private placement that commenced December 2000 and ended August 2001, $259,736 of loan proceeds received from Global Communications Technology Pty Ltd, an entity wholly owned by Roger May, a former officer and director of the company, $325,000 of proceeds from a short-term loan from Cornell Capital Partners, L.P. issued on December 13, 2001 and repaid in early January 2002, and $1,000,000 of proceeds from the issuance of the 5% Convertible Debentures. During the nine months ended March 31, 2002, the Company used $118,530 to pay, in full, the remaining balance on the Grassland note payable.

          (D) ACQUISITIONS

          None.

          (E) COMPANY QUARTERLY STOCK PRICE

          PRICE RANGE OF COMMON STOCK

          Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of May 1, 2003, there were 198,852,622 common shares outstanding and approximately 443 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

          The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                 ---------------------------------------------------------------
                                                       HIGH BID        LOW BID
                                                       --------        -------
                 ---------------------------------------------------------------
                 2001
                 ---------------------------------------------------------------
                 Quarter Ended September 30, 2000        $1.25         $  .56
                 Quarter Ended December 31, 2000          1.19            .48
                 Quarter Ended March 31, 2001             1.03            .45
                 Quarter Ended June 30, 2001               .68            .27
                 ---------------------------------------------------------------
                 2002
                 ---------------------------------------------------------------
                 Quarter Ended September 30, 2001        $ .41          $ .25
                 Quarter Ended December 31, 2001           .38            .17
                 Quarter Ended March 31, 2002              .26            .06
                 Quarter Ended June 30, 2002               .08            .02
                 ---------------------------------------------------------------
                 2003
                 ---------------------------------------------------------------
                 Quarter Ended September 30, 2002        $ .08         $ .005
                 Quarter Ended December 31, 2002          .015           .004
                 Quarter Ended March 31, 2003              .01           .002

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

ITEM 3.   CONTROLS AND PROCEDURES

          Based on his evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in our controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          All issuances of restricted stock have been valued based on the closing price of the stock as of the date the Company's Board of Directors approved the grant of shares or the terms of the Company's Convertible Debentures.

          On January 22, 2003, holders of our 5% Convertible Debentures elected to convert $56,000 of debentures at a conversion price of $.0032 per share (80% of $.004 per share) into 17,500,000 shares of common stock.

          On January 22, 2003, Cornell Capital Partners, L.P. converted $62,500 of our 10% Convertible Debentures at a conversion price of $.001 per share into 62,500,000 shares of common stock.

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

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS.

EXHIBIT NO.       DESCRIPTION                                    LOCATION

EXHIBIT NO.       DESCRIPTION                                    LOCATION
-----------       -----------                                    --------
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
                  Becker & Green                                 Registration Statement filed on
                                                                 August 14, 2001

EXHIBIT NO.       DESCRIPTION                                    LOCATION
-----------       -----------                                    --------
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

EXHIBIT NO.       DESCRIPTION                                    LOCATION
-----------       -----------                                    --------
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

          (B)  REPORTS ON FORM 8-K.
2
               None.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                              By:     /S/ WAYNE I. DANSON
                                      ------------------------------------------
                              Name:   Wayne I. Danson
                              Title:  President (Principal Executive Officer),
                                      Chief Financial Officer
                                      (Principal Accounting Officer)
                                      and Director
                              Date:   May 20, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Advanced Communications Technologies, Inc. (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:   May 20, 2003                   /S/ WAYNE I. DANSON
                                       -------------------
                                       Wayne I. Danson
                                       President and Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

          I, Wayne I. Danson, President of Advanced Communications Technologies, Inc., certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of March 31, 2003;

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

Date:   May 20, 2003                    By:/S/ WAYNE I. DANSON
                                           -------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer