Form 10KSB/A
period 2002-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-06-13
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         AMENDMENT NO. 3 TO FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                          COMMISSION FILE NO. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                    65-0738251
--------------------------------------- ----------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or organization)


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


     This Form 10-KSB contains "forward-looking statements" relating to the Registrant which represent the Registrant's current expectations or beliefs including, but not limited to, statements concerning Registrant's operations, performance, financial condition and growth. For this purpose, any statement contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.
                                       ii

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                                  FORM 10-K-SB
                                TABLE OF CONTENTS


PART I........................................................................ 1
    Item 1.  Business......................................................... 1
    Item 2.  Description Of Property.......................................... 9
    Item 3.  Legal Proceedings................................................ 9
    Item 4.  Submission Of Matters To A Vote Of Security Holders..............12
PART II.......................................................................13
    Item 5.  Market For Common Equity And Related Stockholder Matters.........13
    Item 6.  Selected Financial Data..........................................16
    Item 7.  Management's Discussion And Analysis Of Financial Condition And
             Results Of Operations............................................17
    Item 8.  Financial Statements.............................................26
    Item 9.  Changes In And Disagreements With Accountants On Accounting And
             Financial Reporting..............................................26
PART III......................................................................27
    Item 10. Directors, Executive Officers, Promoters And Control Persons;
             Compliance With Section 16(a) Of The Exchange Act................27
    Item 11. Executive Compensation...........................................29
    Item 12. Security Ownership Of Certain Beneficial Owners And Management...30
    Item 13. Certain Relationships and Related Transaction....................31
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002..................................1
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302..................................1
ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2002.......................................i

PART I

ITEM 1.  BUSINESS


In April 1999, we merged with and into Advanced Communications (Nevada), a Nevada corporation. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) received 90% of the Company's outstanding common stock and the Company received all of Advanced Communications (Nevada)'s assets. These assets included all of the North and South American rights to market and distribute SpectruCell, a wireless software defined radio ("SDR") based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communication signals (e.g., AMPS, CDMA, GSM, Mobile IP, Voice IP, etc.) through one base station. We are not aware of any formal oral or written agreement documenting the transfer of the rights of Advanced Communications (Nevada) in SpectruCell to the Company at the time of the merger except for the Company's Proxy Statement prepared for a shareholders meeting held on March 25, 1999 (the "Proxy Statement"). Proposal #6 of the Proxy Statement stated that Advanced Communications (Nevada) would merge all of its assets into the Company.

     The Proxy Statement was prepared under the direction of Roger May, the Company's former CEO and the CEO and the controlling shareholder of Advanced Communications (Nevada) The Company is not aware of any documentation that substantiated the rights of Advanced Communications (Nevada) in SpectruCell that were transferred to the Company in the merger other than statements contained in the Proxy Statement.

     From the time of the merger in April 1999 through the latter part of 2002, SpectruCell was being developed by Advanced Communications Technologies
(Australia), Pty. Ltd. ("Advanced Communications (Australia)"), an Australia development company in which we owned a 20% interest. Advanced Communications (Australia) went into an administrative insolvency proceeding in July 2002 and is no longer operating as a going concern. It is our belief that SpectruCell is now being developed by SDR Communications Pty Ltd., an Australia start-up company in which we have no interest, that acquired a license to develop, manufacture and sell the SpectruCell technology in the latter part of 2002. It is our belief that SDR Communications Pty Ltd is owned and controlled by Mr. Roger May, a former officer and director and a major shareholder of the Company. It is our belief that the SDR Communications Pty Ltd license was acquired from Global Communications Technologies Pty Ltd, the controlling shareholder and major creditor of Advanced Communications (Australia), which foreclosed its security interest in SpectruCell during the Advanced Communications (Australia) administrative insolvency proceeding. Global Communications Technologies Pty, Ltd is also owned by Roger May. We have no written documentation regarding the transfer of the SpectruCell technology to SDR Communications Pty Ltd.

     We believe that our rights to SpectruCell have not been affected by the transfer of the SpectruCell technology to SDR Communications Pty Ltd and that SDR Communications Pty Ltd acquired SpectruCell subject to our rights. Our view is not shared by Advanced Communications (Australia), Global Communications Technologies Pty Ltd, or by SDR Communications Pty Ltd., which believe that SpectruCell was acquired by SDR Communications Pty Ltd free and clear of our rights. We have had no communications with SDR Communications Pty Ltd regarding our rights to market and distribute SpectruCell in our territory.

     In July 2000, we entered into an interim License and Distribution Agreement (the "interim License Agreement") with Advanced Communications (Australia) to help facilitate implementation of the rights we acquired in the 1999 merger. The interim License Agreement acknowledged our exclusive license to market and distribute SpectruCell (and certain other technologies to be developed) in North and South America. It was represented to us by Mr. May that Advanced Communications (Nevada) acquired the rights it transferred to us in the 1999 merger from Advanced Communications (Australia). We are not aware of any written agreement that documented the rights of Advanced Communications (Nevada) in SpectruCell that were transferred to the Company in the merger, other than statements contained in the Proxy Statement. The interim License Agreement acknowledged our exclusive license to market and distribute in North and South America the SpectruCell technology and certain other technologies to be developed. It was the intention of the parties that upon the SpectruCell technology becoming commercially available, our company and Advanced Communications (Australia) would negotiate royalty payments, reflective of industry standards on an arms-length basis after the final pricing of the SpectruCell technology was established.

     During most of 2002, we were in litigation with Advanced Communications (Australia) and Roger May over our stock ownership interests in Advanced Communications (Australia) under a Stock Purchase Agreement we entered into with Advanced Communications (Australia) in April 2000 and our rights to market and distribute SpectruCell under an interim License Agreement. In early October 2002, Advanced Communications (Australia) terminated the interim License Agreement on the grounds that we were insolvent and our insolvency constituted an irreparable breach of the interim License Agreement. Our initial response to the termination of the License Agreement was to oppose it; however, after further consideration, we made the strategic decision not to contest the termination and to withdraw from the Australian litigation. This decision was based, in part, on our view that the rights we acquired in the 1999 merger with Advanced Communications (Nevada) to market and distribute SpectruCell in North and South America were not created or affected by the termination of the interim License Agreement by Advanced Communications (Australia). As noted above, and other than is set forth in the Proxy Statement, there was no formal agreement transferring the rights of Advanced Communications (Nevada) in SpectruCell to the Company at the time of the merger, and we are not aware of any oral or written agreement that documented the rights of Advanced Communications (Nevada) in SpectruCell that were transferred to the Company in the merger. We intend to protect these rights to the fullest extent we are able to do so, and we anticipate that Advanced Communications (Australia), Mr. May and SpectruCell SDR Pty Ltd. will not acknowledge these rights and will oppose them. As stated above, Mr. May and related entities control SpectruCell SDR Pty Ltd.

     As a result of the above-described events, our ability to market and distribute SpectruCell in North and South America and exercise the rights we acquired in the 1999 merger with Advanced Communications (Nevada) is limited and our rights to market and distribute SpectruCell are unclear. Apart from this, it is our belief that SpectruCell is still under development and it is uncertain, even if the above-described issues were resolved, whether the development will ever be completed and a commercially viable product brought to market.


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

     THE SPECTRUCELL TECHNOLOGY

     Based on information provided to us or taken from written statements made by management of Advanced Communications (Australia) prior to the filing of its administrative insolvency proceeding in July 2002, which we were unable to independently verify and the current accuracy of which is not known to us, we are of the belief that SpectruCell is a software defined radio ("SDR") based operating system being developed for wireless communications base stations that, in the commercial (e.g., cell phone) market, will give mobile communications network providers a cost-efficient and easily modifiable method of receiving, processing and transmitting wireless communication signals from multiple protocols. We also believe that SpectruCell can be adapted for military and other applications. Our understanding is that SpectruCell once developed will operate on a hardware platform that will use mainly off-the-shelf components and that the proprietary portion of the platform is the easily modifiable software and processing cards. We believe that prior to ceasing operations as a going concern following the filing of its administrative insolvency proceeding, Advanced Communications (Australia) filed four or five patent applications with the Australian Patent Office in connection with certain aspects of the SpectruCell technology. We do not know the status of those applications.

     In September 2002, the administrator of Advanced Communications (Australia) estimated that the cost to complete the development of SpectruCell to a commercially viable stage would be between $10 million to $30 million. We do not know how much, if any, of additional required development capital has been raised or what the state of development of SpectruCell is at this time. We also do not know whether any development work is being done on SpectruCell at this time, or, if such development work is being done, who is doing it.


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

     The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                 HIGH BID    LOW BID
                                                 --------    -------
                ----------------------------------------------------
                2001
                ----------------------------------------------------
                Quarter Ended September 30, 2000   $1.25     $ .560
                Quarter Ended December 31, 2000     1.19       .480
                Quarter Ended March 31, 2001        1.03       .450
                Quarter Ended June 30, 2001          .68       .270

                ----------------------------------------------------
                2002
                ----------------------------------------------------
                Quarter Ended September 30, 2001   $ .41     $ .250
                Quarter Ended December 31, 2001      .38       .170
                Quarter Ended March 31, 2002         .26       .060
                Quarter Ended June 30, 2002          .08       .020

                ----------------------------------------------------
                2003
                ----------------------------------------------------
                Quarter Ended September 30, 2002   $ .08     $ .005

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

ITEM 6.  SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------
                                                 FOR THE YEARS ENDED JUNE 30,
                                        ----------------------------------------
                                           2002           2001          2000
                                        -----------   -----------  -------------
--------------------------------------------------------------------------------
Revenue                                           $             $            $
                                                 --        50,000           --
Cost of Revenue                                  --        57,310           --
Gross Profit (Loss)                              --       (7,310)           --
Operating Expenses                        2,314,570     3,334,581    4,635,186
Operating (Loss)                        (2,314,570)   (3,341,891)  (4,635,186)
(Loss) from Investment                           --   (3,571,654)           --
(Loss) from Goodwill Impairment         (1,700,000)  (12,399,864)           --
Other Expense (Net of $23,000 of
  Extraordinary Gain in Fiscal 2001)      (318,123)     (419,157)           --
(Loss) Before Income Taxes              (4,332,693)  (19,732,566)  (5,110,427)
Provision for Income Taxes                       --            --           --
Net (Loss)                              (4,332,693)  (19,732,566)  (5,110,427)
Net (Loss) Per Share:
  Basic and Diluted                               $             $            $
                                              (.04)  $      (.22) $      (.07)
Pro Forma Weighted Average Shares:

  Basic and Dilutive                    100,576,484    87,976,428   77,107,560
                                        ===========    ==========   ==========


--------------------------------------------------------------------------------
                                              FOR THE YEARS ENDED JUNE 30,
                                        ----------------------------------------
                                           2002           2001          2000
                                        -----------   -----------  -------------
--------------------------------------------------------------------------------
Cash and Cash Equivalents                         $             $              $
                                             11,093         6,816         30,154
Working Capital (Deficiency)            (3,252,643)   (2,421,719)    (1,424,473)
Total Assets                                114,852     2,041,940     19,714,622
Total Debt                                5,054,902     4,611,702      9,007,570
(Deficiency)/Equity                     (4,940,050)   (2,569,762)     10,707,052




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

     The  Company  has total  liabilities  of  $5,054,902  as of June 30,  2002.
Included in this total are contractual obligations of $2,035,817. These contractual obligations, along with the dates on which such payments are due, are described below:


                                              PAYMENTS DUE BY PERIOD
                           ----------------------------------------------------------------
                                                 1          2-3         4-5        AFTER 5
CONTRACTUAL OBLIGATIONS         TOTAL      YEAR OR LESS    YEARS       YEARS       YEARS
------------------------   -------------  -------------  -----------  --------  -----------

Note Payable               $       -- *    $       --    $        --    $   --     $     --
Convertible Debentures        1,163,324       100,407      1,062,917        --           --
Accounts Payable and
  Accrued Expenses              872,493       872,493             --        --           --
                           -------------  -------------  -----------  --------  -----------
Total Contractual
  Obligations              $  2,035,817    $  972,900    $ 1,062,917    $   --     $     --
                           =============  =============  ===========  ========  ===========


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

--------------------------------------------------------------------------------
     Purchase Price:        $0.0025        $0.0050        $0.0075          $0.01

--------------------------------------------------------------------------------
     No. of Shares(1)::  70,000,000     70,000,000     70,000,000     70,000,000

--------------------------------------------------------------------------------
     Total
     Outstanding(2):    188,852,622    188,852,622    188,852,622    188,852,622
--------------------------------------------------------------------------------
     Percent
     Outstanding(3):          37.1%          37.1%          37.1%          37.1%

--------------------------------------------------------------------------------
     Maximum
     Proceeds(4):          $175,000       $350,000       $525,000       $700,000
--------------------------------------------------------------------------------

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

                          ANNUAL COMPENSATION                                 LONG-TERM  COMPENSATION
                         ------------------------------------------------   -----------------------------
                                                                                   AWARDS         PAYOUTS
                                                                            --------------------  -------
                                                                 OTHER      RESTRICTED
                                                                 ANNUAL        STOCK      OPTION   LTIP       ALL OTHER
                                    SALARY          BONUS    COMPENSATION     AWARD(S)     SARS   PAYOUTS    COMPENSATION
NAME AND                          -----------     ---------- ------------   -----------   ------  -------    ------------
PRINCIPAL POSITION        YEAR        ($)            ($)          ($)            ($)       (#)      ($)          ($)
-----------------------  ------   -----------     ---------- ------------   -----------   ------  -------    ------------

Wayne I. Danson,          2002    $149,933(1)                               $110,000(1)
President and CFO         2001    $235,931(2)             --       --       $167,500(2)     --       --            --

                          2000    $50,000(3)              --       --       $223,400(4)     --       --            --

Roger May, CEO            2002    $87,500(5)
                          2001    $197,500(5)     $50,000(5)       --                --     --       --            --
                          2000    $120,000(5)             --       --                --     --       --            --


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

                                                        COMMON STOCK
                                                     BENEFICIALLY OWNED
                                                  ---------------------------
NAME/ADDRESS                                         NUMBER        PERCENT(1)
------------------------------------------------- --------------  -----------
Advanced Communications (Australia)               10,000,000(6)      8.41%
Roger May                                         18,228,000(1)     15.33%
Nancy Needham                                      7,168,454(2)      6.03%
E.R. DuPont                                        2,751,335(3)      2.31%
Wayne Danson                                       2,811,214(4)      2.37%
Jonathan J. Lichtman                               2,710,334(5)      2.28%
Dr. Michael Finch                                       591,334          *
Randall Prouty                                        2,218,056      1.87%
Wilbank J. Roche                                        650,000          *
                                                   ------------   --------
All Officers and Directors as a Group                 8,980,938      7.56%
                                                   ============   ========

-----------------------

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A)   FINANCIAL STATEMENTS:

            (i)   Registrant.

      (B)   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

            (i)   Exhibits:

EXHIBIT NO. DESCRIPTION                           LOCATION
----------- ------------------------------------  ------------------------------
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

2.6         Bylaws, as currently in effect        Incorporated by reference to
                                                  Exhibit 3.2 to Form S-1
                                                  Registration Statement filed
                                                  on August 14, 2001

2.7         Fourth Amendment to Articles of       Incorporated by reference to
            Incorporation                         Exhibit 2.7 to the Form SB-2
                                                  filed with the SEC on March 5,
                                                  2002

EXHIBIT NO. DESCRIPTION                           LOCATION
----------- ------------------------------------  ------------------------------
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

10.8        Stock Purchase Agreement dated April  Incorporated by reference to
            5, 2000, between Advanced             Exhibit 10.5 to the Company's
            Communications Technologies, Inc.     Form 10-QSB filed on May 24,
            and Advanced Communications           2000
            Technologies Pty Ltd.

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

10.13       Equity Line of Credit Agreement dated Incorporated by reference to
            January 10, 2002, by and between      Exhibt 10.13 to the Company's
            Cornell Capital Partners, LP and      Form 0-QSB filed on February
            Advanced Communications Technologies, 2, 2002 Inc.

10.14       Registration Rights Agreement dated   Incorporated by reference to
            January 10, 2002, by and between      Exhibit 10.14 to the Company's
            Advanced Communications Technologies, Form 10-QSB filed on February
            Inc.                                  12, 2002

EXHIBIT NO. DESCRIPTION                           LOCATION
----------- ------------------------------------  ------------------------------
10.15       Placement Agent Agreement dated       Incorporated by reference to
            January 10, 2002, by and between      Exhibit 10.15 to the Company's
            Advanced Communications Technologies, Form 10-QSB filed on February
            Inc. and Westrock Advisors, Inc.      12, 2002

10.16       Escrow Agreement dated January 10,    Incorporated by reference to
            2002, by and among Advanced           Exhibit 10.16 to the Company's
            Communications Technologies, Inc.,    Form 10-QSB filed on February
            Cornell Capital Partners, LP, Butler  12, 2002
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

10.25       Middletons Lawyers Letter, dated      Incorporated by reference to
            November 11, 2002, terminating the    Exhibit 10.25 to the Company's
            April 2000 Stock Purchase Agreement   Form 10-KSB for the year ended
            between Advanced Communications       June 30, 2002
            Technologies, Inc. and Advanced
            Communications (Australia)


10.26       Consulting Agreement dated July 1,    Incorporated by reference to
            2002, between Advanced Communications Exhibit 10.26 to the Company's
            and Randall H. Prouty                 Form 10-KSB for the year ended
                                                  June 30, 2002

10.27       Proxy Statement dated March 25, 1999  Provided herewith

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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                                   By:   /s/ Wayne I. Danson
                                         ------------------------------------
                                   Name:  Wayne I. Danson
                                   Title: President and Chief Financial Officer



      In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                       TITLE                                                DATE
---------                       -----                                                ----



/S/ WAYNE I. DANSON
---------------------------
Wayne I. Danson                 President (Principal Executive Officer), Chief       June 13, 2003
                                Financial Officer (Principal Accounting Officer)
                                and Director



/S/ JONATHAN LICHTMAN, ESQ.
---------------------------
Jonathan Lichtman, Esq.         Secretary and Director                               June 13, 2003





/S/ RANDALL PROUTY
---------------------------
Randall Prouty                  Director                                             June 13, 2003





/S/ WILBANK J. ROCHE, ESQ.
---------------------------
Wilbank J. Roche, Esq.          Director                                             June 13, 2003





/S/ MICHAEL FINCH
---------------------------
Michael Finch                   Director                                             June 13, 2003


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



      In connection with the Amended Annual Report of Advanced Communications Technologies, Inc. (the "Company") on Form 10-KSB/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Amended Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Amended Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: June 13, 2003                     By:/s/ Wayne I. Danson
                                        -------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302


      I, Wayne I. Danson, President and Chief Financial Officer of Advanced Communications Technologies, Inc., hereby certify that:


      1. I have reviewed this amended Form 10-KSB of Advanced Communications;

      2. Based on my knowledge, the amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the amended report; and

      3. Based on my knowledge, the financial statements, and other financial information included in the amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the amended report.


Date: June 13, 2003                        /s/ Wayne I. Danson
                                           -------------------------------------
                                           Wayne I. Danson
                                           President and Chief Financial Officer

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



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
September 7, 2002 (except for Note 12 (A) and (B) as to which date is December 4, 2002)


           Advanced Communications Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                         June 30, 2002 and June 30, 2001

                                                                                  June 30,
                                                                           2001              2001
                                                                    ---------------------------------
                                ASSETS
                                ------


   Cash                                                           $        11,093    $          6,816
   Prepaid Expenses                                                             -              10,000
                                                                  ---------------   -----------------
   Total Current Assets                                                    11,093              16,816
                                                                  ---------------   -----------------


   Property and Equipment (Net)                                            17,274              19,599
                                                                  ---------------   -----------------

   Other Assets
   Purchase Goodwill-ACT-AU                                                     -           2,000,000
   Security Deposits                                                       13,225               5,525
   Other Receivables                                                        9,927                   -
   Deferred Bond Financing Costs, net of accumulated amoritization         63,333                   -
                                                                  ---------------   -----------------
                                                                           86,485           2,005,525
                                                                  ---------------   -----------------
TOTAL ASSETS                                                         $    114,852   $       2,041,940
------------                                                      ===============   =================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

LIABILITIES

   Current Liabilities
   Accounts Payable                                                  $    872,493   $         844,205
   Accrued Compensation                                                   172,183             479,050
   Note Payable-Grassland                                                       -             118,530
   Loan Payable to Shareholder                                          1,055,736             796,000
   12% Convertible Debentures                                             100,407             200,750
   5% Convertible Debentures                                            1,000,000                   -
   Interest Payable                                                        62,917                   -
                                                                  ----------------  -----------------
   Total Current Liabilities                                            3,263,736           2,438,535

   Long-Term Liabilities
   Note Payble-ACT-Australia                                            1,791,166           2,173,167
                                                                  ----------------  -----------------
   Total Other Liabilities                                              1,791,166           2,173,167
                                                                  ----------------  -----------------

TOTAL LIABILITIES                                                       5,054,902           4,611,702
                                                                  ----------------  ------------------

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, $.01 Par Value, 25,000,000 Shares Authorized,
   none issued and outstanding
   Common Stock, No Par Value, 200,000,000 and 100,000,000
   Shares Authorized, 114,102,622 and 94,489,916
   shares issued and outstanding, respectively                         25,471,098          22,696,193
   Common Stock to be issued, 833,334 shares                                    -             250,000
   Deferred Commitment fees, net of accumulated amortization             (562,500)                  -
   Accumulated Deficit                                                (29,848,648)        (25,515,955)
                                                                  ----------------  ------------------
   Total Stockholders' Deficienty                                      (4,940,050)         (2,569,762)
                                                                  ----------------  ------------------

TOTAL LIABILTIES AND STOCKHOLDERS' DEFICIENCY                        $    114,852   $       2,041,940
---------------------------------------------                     ================  ==================

                See accompanying notes to consolidated financial statements.


           Advanced Communications Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               For the Years Ended June 30, 2002 and June 30, 2001

                                                                           2002             2001
                                                                    --------------      ---------------

SALES                                                               $            -       $       50,000
COST OF SALES                                                                    -              (57,310)
GROSS PROFIT (LOSS)
                                                                    --------------      ----------------
                                                                                 -               (7,310)
                                                                    --------------      ----------------

OPERATING EXPENSES

   Consulting Fees                                                        (10,149)              567,625
   Amortization and Depreciation                                          508,167             1,051,169
   Professional Fees                                                    1,228,780             1,214,739
   Other Selling, General and Administrative Expenses                     407,772               501,048
   Stock-Based Compensation                                               180,000                     -
                                                                    --------------      ---------------

TOTAL OPERATING EXPENSES                                                2,314,570             3,334,581
                                                                    --------------      ----------------

   (Loss) From Operations                                              (2,314,570)           (3,341,891)
                                                                    --------------      ----------------

OTHER EXPENSES
   Interest expense                                                      (318,123)              (10,332)
   Loss from investment                                                         -            (3,571,654)
   Loss from impairment of goodwill                                    (1,700,000)          (12,399,864)
   Loss on investment acquisition deposit                                       -              (425,000)
   Realized loss on decline in marketable securities                            -                (6,825)
                                                                    --------------      ----------------
TOTAL OTHER (EXPENSES)                                                 (2,018,123)          (16,413,675)
                                                                    --------------      ----------------

(LOSS) BEFORE EXTRAORDINARY GAIN                                       (4,332,693)          (19,755,566)

EXTRAORDINARY GAIN
   Gain on extinguishment of debt                                               -                23,000
                                                                    --------------      ----------------

NET (LOSS)                                                          $   4,332,693)       $  (19,732,566)
----------                                                          ==============      ================

Net (Loss) Per Share- Basic and Dilutive                            $       (0.04)       $        (0.22)
                                                                    ==============      ================

Weighted Average Number of Shares
Outstanding During the Period- Basic and Dilutive                     100,576,484            87,976,428
                                                                    ==============      ================

          See accompanying notes to consolidated financial statements.


           Advanced Communications Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               For the Years Ended June 30, 2002 and June 30, 2001



                                                                                            COMMON STOCK TO
                                                      COMMON STOCK          ACCUMULATED        BE ISSUED        COMMON     DEFERRED
                                                 -----------------------                 -------------------    STOCK     COMMITMENT
                                                   SHARES        ACCOUNT     DEFICIT      SHARES     AMOUNT     ADVANCES     FEES
                                                 ----------  -----------------------------------------------------------------------
BALANCE AT JUNE 30 2000                          82,227,280   $  16,865,441 $  (5,783,389)                      $(375,000)    -

Stock issued for cash                             3,060,600         642,726
Stock warrants issued for cash                                      275,454                 833,334 $   250,000
Stock issued for offering costs                     250,000
Stock issued for services                         1,051,491         328,870
Stock issued for extinguishment of debt           6,597,000       4,545,902
Stock issued for conversion of convertible debt   1,803,545         412,800
Common stock retired                              (500,000)       (375,000)                                       375,000
Net (loss) for the year                                                       (19,732,566)
                                                 -----------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001                         94,489,916   $ 22,696,193  $ (25,515,955)  833,334 $   250,000    -          -
                                                 -----------------------------------------------------------------------------------
Stock issued for services                         6,334,679        677,634                 (33,334)    (10,000)
Stock issued for extinguishments of debt          1,190,000        357,001
Stock issued for conversion of convertible debt   4,250,000        260,999                (800,000)   (240,000)
Stock issued for cash                             1,233,333        110,000
Stock warrants issued for cash                            -        100,000
Stock issued for offering costs                     137,727              -
Stock and warrants issued from repricing of
previously issued shares                          2,146,967              -
Stock issued to Directors for services            1,000,000        180,000
Stock for commitment fees                         3,000,000        750,000                                                $(562,500)
Capital contribution                                      -          9,927
Stock issued in settlement lawsuit                  320,000         80,000
Interest on beneficial conversion Convertible
Debentures                                                -        250,000
Net (loss) for the year                                                        (4,332,693)
                                                ------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                        114,102,622   $ 25,471,098  $ (29,848,648)        - $         - $         $(562,500)
                                                ====================================================================================

                                    See accompanying notes to consolidated financial statements.


                                     Advanced Communications Technologies, Inc. and Subsidiaries
                                                Consolidated Statements of Cash Flows
                                         For the Years Ended June 30, 2002 and June 30, 2001

                                                                                        2002          2001
                                                                               -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net (loss)                                                                      $    (4,332,693)   $   (19,732,56)
Adjustments to reconcile net loss to net cash used:
Depreciation and amortization                                                           508,167          1,051,169
Realized loss on decline in marketable securities                                             -              6,825
Stock issued for services                                                               847,634            328,870
Stock issued in settlement of lawsuit                                                    80,000
Gain on extinguishments of debt                                                               -            (23,000)
Loss from investment                                                                          -          3,571,654
Loss from impairment of goodwill                                                      1,700,000         12,399,864
Accrued compensation                                                                   (306,867)           247,500
Interest Expense on Beneficial Conversion Feature                                       250,000                  -
Changes in opeating assets and liabilities:
(Increase) decreas in assets
 Prepaid expense                                                                         10,000             36,118
 Deposits and other                                                                       7,700             40,000
Increase (decrease) in liabilities:
 Accounts payable                                                                        28,288            633,235
 Interest payable                                                                        62,917             10,332
 Deferred revenue and other                                                              41,600            (50,000)
                                                                               -----------------  -----------------
  Net cash used in operating activities                                              (1,103,254)        (1,479,999)
                                                                               -----------------  -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Loan to unconsolidated affiliated company                                                     -           (247,608)
Purchase of fixed assets                                                                 (1,675)            (8,411)
Repayment of loan to unconsolidated affiliate                                           (25,000)                 -
                                                                               -----------------  -----------------
  Net cash used in invsting activities                                                  (26,675)          (256,019)
                                                                               -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of note payable                                                              (118,530)                 -
Loan proceeds from shareholder                                                          259,736            544,500
Proceeds from stock to be issued                                                              -            250,000
Proceeds from issuance of common stock
and warrants net of offering costs                                                      130,000            918,180
Proceeds from issuance of convertible debentures, net                                    89,000
Proceeds from short-term loan, net of financing fees                                    299,000                  -
Repayment of short-term loan                                                           (325,000)                 -
                                                                               -----------------  -----------------
  Net cash provided by financing activities                                           1,134,206          1,712,680
                                                                               -----------------  -----------------

Net increase (decrease) in cash                                                           4,277            (23,338)

Cash and cash equivalents at beginning of year                                            6,816             30,154
                                                                               -----------------  -----------------

CASH AND CASH EQUIVALNENTS AT END OF YEAR                                       $        11,093    $         6,816
=========================================                                      =================  =================

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

The components of the Company's investment in its unconsolidated affiliate Advanced Communications (Australia) at June 30, 2002 are as follows:



                                   Investment         Goodwill          Total
                                ----------------  --------------  --------------

At acquisition                   $   3,657,472    $  15,692,528   $ 19,350,000

Cumulative Investment loss          (3,657,472)              --    (3,657,472)
Amortization of goodwill                     --      (1,292,664)    (1,292,664)
Impairment of goodwill                       --     (12,399,864)   (12,399,864)
                                ---------------   --------------  --------------
Balance at June 30, 2001         $           --   $   2,000,000   $  2,000,000

Cumulative amortization of
goodwill
  through March 31, 2002                               (300,000)      (300,000)
Impairment of goodwill                       --      (1,700,000)    (1,700,000)
                                ---------------   --------------  --------------
Balance at June 30, 2002           $         --   $            -- $          --
                                ===============   ==============  ==============


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


NOTE 4.     PROPERTY AND EQUIPMENT
----------------------------------

                                                2002         2001
                                             -----------  -----------
                  Computer and office
                    equipment                $   32,909   $   31,234
                  Less:  Accumulated
                    depreciation                (15,635)     (11,635)
                                             -----------  -----------
                  Property and equipment -
                    net                          17,274       19,599
                                             ===========  ===========

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

                                          SHARES
                    DATE           OF COMMON STOCK ISSUED         VALUE
           ---------------------  ------------------------ ---------------------
                                                                       $
           September 2000                 5,000,000            3,500,000
           October 2000(1)                  460,000              460,000
           June 2001                      1,137,000              567,100
           September 2001                 1,190,000              357,001
                                  ------------------------ ---------------------
                                                                       $
                                          7,787,000            4,884,101
                                  ======================== =====================


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

(B)   LEGAL MATTERS
-------------------

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

(IV) ADVANCED COMMUNICATIONS (AUSTRALIA)) LITIGATION

On December 6, 2001, Mr. Roger May, as Chairman and Chief Executive Officer of Advanced Communications (Australia), sent a letter to the Company demanding full payment of all amounts due under the Stock Purchase Agreement between the
Company and Advanced Communications (Australia) (the "STOCK PURCHASE AGREEMENT"). This letter was dated six days after Mr. May was removed by the Board of Directors of the Company from all executive capacities including as President and Chief Executive Officer. Mr. May sent additional demand letters on December 11, 2001, and December 21, 2001. These demand letters threatened to exercise the rights granted to Advanced Communications (Australia) under its constitutional documents, which include exercising Advanced Communications (Australia)'s lien over the shares registered in the name of the Company or declaring that those shares be forfeited. The Company believes that it has fully met its obligation under the Stock Purchase Agreement, which states that payments are only required to be paid to Advanced Communications (Australia) from those funds remaining after deduction of reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries as determined by its Board of Directors. At this time, the Company does not have sufficient funds available to pay to

Advanced Communications (Australia). On January 23, 2002, the Company filed suit against Advanced Communications (Australia) and Roger May in the Supreme Court of Victoria at Melbourne, Australia to protect its investment.

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