Form 10QSB/A
period 2003-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-06-13
CIK 1100820

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

    As of May 1, 2003, there were 198,852,622 shares of the registrant's no par value common stock issued and outstanding.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.      OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


                ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31, 2003       JUNE 30, 2002
                                                              (UNAUDITED)
                                                          -----------------    -----------------

          ASSETS
          ------

          CURRENT ASSETS:
          Cash
                                                                  $          -   $        11,093

                                                          ---------------------  ---------------
          TOTAL CURRENT ASSETS
                                                                             -            11,093
                                                          ---------------------  ---------------

          PROPERTY AND EQUIPMENT (NET)
                                                                        14,274            17,274
                                                          ---------------------  ---------------

          OTHER ASSETS:

          Security Deposits
                                                                         7,700            13,225
          Other Receivables
                                                                         9,927             9,927
          Deferred Financing Costs, net of
          accumulated amortization                                      53,646            63,333
                                                          ---------------------  ---------------
          TOTAL OTHER ASSETS
                                                                        71,273            86,485
                                                          --------------------   ---------------

          TOTAL ASSETS                                      $           85,547   $       114,852
          ------------                                    ====================   ===============

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
          ----------------------------------------

          LIABILITIES

          CURRENT LIABILITIES
          Cash Overdraft                                    $               28   $             -
          Accounts Payable and Accrued Expenses                      1,449,091           872,493
          Accrued Compensation                                         172,183           172,183
          Loan Payable to Shareholder                                1,055,736         1,055,736
          12% Convertible Debentures                                         -           100,407
          Interest Payable                                             168,094            62,917
          8% Note Payable Due 12/05 - Current Portion                   57,831                 -
          5% Convertible Debentures Due 1/04                           944,000                 -
                                                          --------------------   ---------------
          TOTAL CURRENT LIABILITIES
                                                                     3,846,963         2,263,736
                                                          --------------------   ---------------

          LONG-TERM LIABILITIES

           5% Convertible Debentures Due 1/04                                -         1,000,000
          10% Secured Convertible Debentures Due 11/04                 187,500
          8% Note Payable Due 12/05                                    115,663                 -
          Note Payable-Advanced Communications (Australia)           1,791,166         1,791,166
                                                          --------------------   ---------------
          TOTAL LONG TERM LIABILITIES
                                                                     2,094,329         2,791,166
                                                          --------------------   ---------------


          TOTAL LIABILITIES                                          5,941,292         5,054,902
                                                          --------------------   ---------------

          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' DEFICIENCY
          Preferred Stock, $.01 Par Value,
          25,000,000 Shares Authorized,
          none issued and outstanding
                                                                             -                 -
          Common Stock, No Par Value, 200,000,000
          Shares Authorized, 198,852,622 and 114,102,622
          shares issued and outstanding,
          respectively                                              25,945,005        25,471,098
          Deferred Commitment fees, net of
          accumulated amortization                                   (281,250)         (562,500)
          Accumulated Deficit
                                                                  (31,519,500)      (29,848,648)
                                                          --------------------   ---------------

          TOTAL STOCKHOLDERS' DEFICIENCY
                                                                   (5,855,745)       (4,940,050)
                                                          --------------------   ---------------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $           85,547   $       114,852
          ----------------------------------------------  ====================   ===============

                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                                          FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                          --------------------------------------- ----------------------------------
                                                             MARCH 31, 2003     MARCH 31, 2002     MARCH 31, 2003   MARCH 31, 2002
                                                          -------------------  ------------------ ---------------- -----------------


OPERATING EXPENSES


  Amortization and Depreciation                                 $   107,875          $  201,417       $   318,937    $      403,417
  Professional and Consulting Fees                                   93,300              42,189           575,295           607,451
  Other Selling, General and
  Administrative Expenses                                            25,861             260,370            77,949           536,120
  Stock-Based Compensation
                                                                          -              21,010                 -            81,010
                                                        -------------------    ------------------ ---------------- ----------------


TOTAL OPERATING EXPENSES                                            227,036             524,986           972,181         1,627,998
                                                        -------------------    ------------------ ---------------- ----------------


(LOSS) FROM OPERATIONS                                            (227,036)           (524,986)         (972,181)       (1,627,998)
                                                        --------------------   ------------------ ---------------- ----------------

OTHER EXPENSES

  Lawsuit Settlements                                              (30,000)            (80,000)         (218,494)          (80,000)
  Interest expense
                                                                   (80,510)           (260,417)         (480,177)         (265,623)
                                                        --------------------   ----------------- ----------------- ----------------


TOTAL OTHER (EXPENSES)                                            (110,510)           (340,417)         (698,671)         (345,623)
                                                        --------------------   ----------------- ----------------- ----------------

NET (LOSS)                                                      $ (337,546)          $(865,403)      $(1,670,852)    $  (1,973,621)
----------                                              ====================   ================= ================= ================


Net (Loss) Per Share- Basic and Dilutive                        $   (0.002)          $  (0.009)      $    (0.012)    $       (0.02)
                                                        ====================   ================  ================= ================


Weighted Average Number of Shares
Outstanding During the Period- Basic and Dilutive               180,185,955         101,794,353       137,718,954        98,506,328
                                                        ====================   ================  ================= ================



                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                            ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                           FOR THE NINE MONTHS ENDED
                                                   MARCH 31, 2003          MARCH 31, 2002
                                                -------------------- -----------------------

CASH   FLOWS   FROM   OPERATING ACTIVITIES:
-------------------------------------------
Net (loss)                                          $     (1,670,852) $       (1,973,621)
Adjustments  to reconcile net loss
to  net  cash  used  in  operating
activities:

Depreciation and amortization                                318,937              403,417
Expenses  incurred in exchange for common stock                5,000              781,569
Interest  Expense  attributable to beneficial conversion     250,000              250,000

Lawsuit Settlement                                           173,494                    -
Changes in operating assets and liabilities
(Increase) decrease in assets

  Security deposits and Other                                  5,525             (17,700)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                      576,598            (161,203)

  Interest payable                                           230,177               10,417

  Accrued compensation                                             -            (306,867)

  Other Advances                                                   -             (63,000)
                                                   ----------------- ------------------------
     Net  cash  used in  operating activities              (111,121)          (1,076,988)
                                                   ----------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchase of Fixed Assets                                                          (1,675)
Repayment of short-term loan                                                    (325,000)
Repayment of unaffiliated note payable                             -             (25,000)
                                                   ----------------- ------------------------
     Net  cash  used in  investing activities                      -            (351,675)
                                                   ----------------- ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Cash Overdraft                                                    28                    -

Loan proceeds from shareholder                                     -              259,736
Proceeds from issuance of convertible debt, net              100,000                    -
Repayment of note payable                                          -            (118,530)
Proceeds from issuance of short-term note                          -              325,000
Proceeds from issuance of convertible debt                                      1,000,000
Proceeds from issuance of common stock
and warrants net of offering costs                                 -              120,000
                                                   ----------------- ------------------------
   Net cash provided by financing activities                 100,028            1,586,206
                                                   ----------------- ------------------------
Net (decrease)/increase in cash                             (11,093)              157,543
Cash at beginning of year                                     11,093                6,816
                                                   ----------------- ------------------------
CASH AT END OF PERIOD                               $              -  $           164,359
---------------------
                                                   ================= ========================
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest Paid                                       $              -  $            14,538
                                                   ================= =======================
Income Taxes Paid                                                  0                    0
                                                   ================= =======================


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

(J) LOSS PER SHARE
------------------

      Basic and dilutive net loss per common share is computed based upon the weighted average common shares out standing.

(K) RECENT  ACCOUNTING PRONOUNCEMENTS
-------------------------------------

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



NOTE 2.     PROPERTY AND EQUIPMENT
----------------------------------

                                             March 31,        June 30,
                                               2003             2002
                                           --------------    ------------

      Computer and office
      equipment                          $       32,909    $     32,909
      Less:  Accumulated
      depreciation                              (18,635)        (15,635)
                                           --------------    ------------
         Property and equipment - net    $       14,274    $     17,274
                                           ==============    ============

      Depreciation expense for each of the three months ended March 31, 2003 and 2002 was $1,000.

NOTE 3.     NOTES AND LOAN PAYABLE
----------------------------------

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


NOTE 4.     CONVERTIBLE DEBENTURES
----------------------------------

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


      On January 22, 2003, bondholders elected to convert $56,000 of the debentures at a price of $.0032 per share, into 17,500,000 shares of restricted common stock. As of March 31, 2003, the balance due on these debentures after the aforementioned conversion is $944,000.

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

      On January 22, 2003, Cornell Capital Partners, L.P. elected to convert $62,500 of debentures at a conversion price of $.001 per share into 62,500,000 shares of restricted common stock. As of March 31, 2003, the balance due on these debentures after the aforementioned conversion is $187,500.

      As of March 31, 2003 interest of $7,847, is accrued on these debentures.

      Future maturities of long-term debt as of March 31, 2003 are as follows:

                                 YEAR                 AMOUNT
                                 ----                 ------
                               March 31, 2004         $   1,001,831
                               March 31, 2005               245,331
                               March 31, 2006                57,832
                                              ---------------------
                                   Total              $   1,304,994
                                              =====================



NOTE 5.     STOCKHOLDERS' DEFICIENCY
------------------------------------

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


FINANCIAL CONDITION

      We had net losses of $4,332,693 and $19,732,566 during the years ended June 30, 2002 and 2001, respectively. For the nine months ended March 31, 2003, we had a net loss of $1,670,852. As of March 31, 2003, we had a net loss of $1,670,852, a cash overdraft of $28 and current liabilities of $3,846,963. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      If we are unable to obtain additional funding through our Equity Line of Credit facility (as described in the Management Discussion and Analysis of Financial Condition and Results of Operations included elsewhere), then the failure to obtain this funding will have a material adverse effect on our business and our ability to continue as a going concern. Unless the Company is able to access its Equity Line of Credit facility soon, the Company will be forced to cease operations after August 2003. As a consequence, we may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether we could successfully reorganize our capital structure and operations, or whether we could realize sufficient value for our assets to satisfy our creditors in full. Accordingly, should we be forced to file for bankruptcy protection, there is no assurance that our stockholders would receive any value.


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


      OPERATING EXPENSES


      Operating  expenses  for the  three  months  ended  March 31,  2003,  were
$227,036 and represent a $297,950 or 57% decrease in operating expenses of $524,986 for the comparative period ended March 31, 2002. Included in operating expenses for both periods is $107,875 and $201,417 respectively, of non-cash charges for depreciation and amortization attributable to the quarterly depreciation of our office property and equipment, $106,875 and $100,417 respectively of amortization attributable to deferred financing and commitment fees for the three months ended March 31, 2003 and $100,000 of amortization of goodwill associated with our investment in Advanced Communications (Australia) for the three months ended March 31, 2002. Because goodwill was completely written-off in our June 30, 2002 financial statements, no amortization of goodwill was incurred for the three months ended March 31, 2003. Professional and consulting fees for the three months ended March 31, 2003 increased by $51,111 over the comparable three-month period ended March 31, 2002 due to the increase in legal fees as a result of the Company's settlement of all its remaining lawsuits and its withdrawal from the Australian litigation with Roger May and Advanced Communications (Australia).


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


(B)   LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003, we had a cash overdraft of $28. We have no credit facilities in place. The Company has no funds with which to continue its operations, and has no cash available to pay its minor operating expenses. Unless it is able to draw down on its equity line of credit shortly, it will be forced to file for bankruptcy protection and will cease operations. On January 10, 2002, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, for a period of two years periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is only obligated to purchase common stock under the equity line if we have an active bid at all times during the five day pricing period. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will be paid a fee of 3% of each advance under the Equity Line of Credit. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us (i) increasing the number of shares of common stock that we are authorized to issue and (ii) registering the shares of common stock with the Securities and Exchange Commission. Our Equity Line of Credit is not yet effective and the Company has not drawn down any funds from this facility. Except for the Equity Line of Credit, we have no commitments for capital. Based upon the current price of the Company's stock, we will only be able to draw down a fraction of the maximum $30 million under the Equity Line of Credit.


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


      We anticipate that our cash needs over the next 12 months consist of general working capital needs of $600,000, plus the repayment of outstanding indebtedness of $3,846,963. These obligations include accounts payable, cash overdraft and accrued expenses in the amount of $1,449,119, accrued interest of $168,094, the current portion of principal on the 8% note payable of $57,831, 5% Convertible Debentures in the amount of $944,000, accrued compensation of $172,183 and an unsecured, non-interest-bearing loan in the amount of $1,055,736 payable to an entity wholly-owned by Roger May, a former officer and director. In addition, we have a note payable to Advanced Communications (Australia) in the amount of $1,791,166 at March 31, 2003 that was the subject of a lawsuit by us against Roger May and Advanced Communications (Australia). Management believes that as a result of the unilateral cancellation of the stock purchase agreement by Advanced Communications (Australia), no further money is owed and we have no further obligation to Advanced Communication (Australia). As of March 31, 2003, we had a working capital deficiency of $3,846,963. We will attempt to satisfy our cash needs over the next 12 months from the sale of securities or loans, including the Equity Line of Credit.


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

      The Company has total  liabilities  of  $5,941,292  as of March 31,  2003.
Included in this total are contractual obligations of $2,922,208. These contractual obligations, along with the dates on which such payments are due, are described below:


                                                              PAYMENTS DUE BY PERIOD
                                                  1 YR.         2-3             4-5           AFTER
CONTRACTUAL OBLIGATIONS                         OR LESS *      YEARS           YEARS         5 YEARS
---------------------------------          ----------------- ------------     -------       ---------       --------

Note Payable and interest thereon             $     59,618   $   119,236   $      --         $  --

Convertible Debentures and interest thereon      1,098,888       195,347          --            --

Accounts Payable and Accrued Expenses            1,449,119            --          --            --                --

Total Contractual Obligations                  $ 2,607,625     $ 314,583   $      --         $  --
                                           ===============   ===========   =========         =======        ========



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


      The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. Cornell Capital Partners will purchase the shares of common stock for a 9% discount to the market price of our common stock. The amount available under the Equity Line of Credit is not dependent on the price or volume of our common stock. Cornell Capital Partners will retain 3% of the advance amount as a commitment fee, which means that we will receive 97% of the advance amount. This means that Cornell Capital Partners will pay 88% of the market price of our common stock (i.e., 91% less 3%). There is no floor price that Cornell Capital Partners must pay for an advance. Accordingly, we will be required to issue a greater number of shares to Cornell Capital Partners as our price declines.


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

      The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                     HIGH BID      LOW BID
                                                   ------------  -----------

                2001
                Quarter Ended September 30, 2000       $1.25       $  .56
                Quarter Ended December 31, 2000         1.19          .48
                Quarter Ended March 31, 2001            1.03          .45
                Quarter Ended June 30, 2001              .68          .27
                2002
                Quarter Ended September 30, 2001       $ .41        $ .25
                Quarter Ended December 31, 2001          .38          .17
                Quarter Ended March 31, 2002             .26          .06
                Quarter Ended June 30, 2002              .08          .02
                2003
                Quarter Ended September 30, 2002       $ .08       $ .005
                Quarter Ended December 31, 2002         .015         .004
                Quarter Ended March 31, 2003             .01         .002

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


ITEM 3.  CONTROLS AND PROCEDURES


      Based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation date.



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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS.


EXHIBIT NO.    DESCRIPTION                            LOCATION
------------   ------------------------------------   --------------------------------

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


EXHIBIT NO.    DESCRIPTION                            LOCATION
------------   ------------------------------------   --------------------------------

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
               Technologies (Australia) Pty. Ltd.


EXHIBIT NO.    DESCRIPTION                            LOCATION
------------   ------------------------------------   --------------------------------

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
               Communications (Australia)


10.26          Consulting Agreement dated July 1,     Incorporated by reference to
               2002, between Advanced Communications  Exhibit 10.26 to the Company's
               and Randall H. Prouty                  Third Amended Form 10-KSB for
                                                      the year ended June 30, 2002
                                                      filed on June 13, 2003

10.27          Proxy Statement, dated March 25, 1999  Incorporated by reference to
                                                      Exhibit 10.27 to the Company's
                                                      Third Amended Form 10-KSB for
                                                      the year ended June 30, 2002
                                                      filed on June 13, 2003


      (B)   REPORTS ON FORM 8-K.

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



Date: June 13, 2003                        /S/ WAYNE I. DANSON
                                           -------------------

                                           Wayne I. Danson
                                           President and Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

      I, Wayne I. Danson, President of Advanced Communications Technologies, Inc., certify that:


      1. I have reviewed this amended quarterly report on Form 10-QSB of March 31, 2003;

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


      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

            c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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