Form 10KSB
period 2003-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-10-10
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2003

                          Commission File No. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                       65-0738251
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)


                    420 LEXINGTON AVENUE, NEW YORK, NY 10170
                     (Address of principal executive office)

                                 (646) 227-1600
                         (Registrant's telephone number)

              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

                   TITLE OF EACH CLASS TO BE REGISTERED: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

           COMMON STOCK, NO PAR VALUE, 5,000,000,000 SHARES AUTHORIZED

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

     The aggregate market value as of October 1, 2003 of the voting common equity held by non-affiliates is $552,311.

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

                             YES ____   NO ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of October 1, 2003 there were 280,474,473 shares of the Company's no par value common stock issued and outstanding.

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

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                                   FORM 10-KSB


                                TABLE OF CONTENTS

PART I.........................................................................1
        Item 1.  Business......................................................1
        Item 2.  Description Of Property.......................................2
        Item 3.  Legal Proceedings.............................................2
        Item 4.  Submission Of Matters To A Vote Of Security Holders...........3
PART II........................................................................4
        Item 5.  Market For Common Equity And Related Stockholder Matters......4
        Item 6.  Management's Discussion And Analysis Of Financial Condition
                 And Results Of Operations.....................................5
        Item 7.  Financial Statements.........................................12
        Item 8.  Changes In And Disagreements With Accountants On Accounting
                 And Financial Reporting......................................12
        Item 8A. Changes In And Disagreements With Accountants On Accounting
                 And Financial Reporting......................................12
PART III......................................................................13
        Item 9.  Directors and Executive Officers of the Registrant...........13
        Item 10. Executive Compensation.......................................15
        Item 11. Security Ownership Of Certain Beneficial Owners And
                 Management and Related Stockholder Matters...................15
        Item 12. Certain Relationships and Related Transactions...............16
        Item 13. Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.....................................................17
        Item 14. Principal Accountant Fees and Services.......................20
EXHIBIT 31.1......................................................EXHIBIT 31.1-1
EXHIBIT 32.1......................................................EXHIBIT 32.1-1
ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED
FINANCIAL STATEMENTS AS OF JUNE 30, 2003 AND 2002............................F-i
INDEPENDENT AUDITORS' REPORT...............................................F-iii

                                     PART I


ITEM 1.  BUSINESS

     In April 1999, we merged with and into Advanced Communications (Nevada), a Nevada corporation. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) received 90% of the Company's outstanding common stock and the Company received all of Advanced Communications (Nevada)'s assets. These assets included all of the North and South American rights to market and distribute SpectruCell, a wireless software defined radio ("SDR") based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communications signals through one base station. We are not aware of any formal oral or written agreement documenting the transfer of the rights of Advanced Communications (Nevada) in SpectruCell to the Company at the time of the merger except for the Company's Proxy Statement prepared for a shareholders meeting held on March 25, 1999 (the "Proxy Statement"). Proposal #6 of the Proxy Statement stated that Advanced Communications (Nevada) would merge all of its assets into the Company, which included all of the rights to a product being developed called SpectruCell.

     As of June 30, 2003, we did not have any meaningful assets other than cash and our ownership rights to market and distribute SpectruCell in the North and South American markets. We have no tangible assets. It is our belief that SpectruCell is still under development in Australia by an unrelated third party in which we have no interest. Moreover, it is uncertain whether the product's development will ever be completed and a commercially viable product brought to market. Consequently, we have no current business or ongoing operations. However, we intend to focus our efforts on identifying and acquiring an existing profitable business or businesses. We have not identified any prospective business candidates to date.

     FINANCIAL CONDITION

     We had net losses of $1,869,031 and $4,332,693 during the years ended June 30, 2003 and 2002, respectively. As of June 30, 2003, we had cash of $22,527 and current liabilities of $4,067,322. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003 and 2002 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital from our Equity Line of Credit, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain funding and to identify and acquire an existing profitable operating business will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        COMPANY HISTORY

     We were incorporated on April 30, 1998 and were inactive from April 1998 to June 1998 except for the issuance of founders' shares. On April 7, 1999, Advanced Communications (Nevada) merged with and into the Company. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) (of which Mr. Roger May was the principal shareholder) received 90% of the Company's outstanding common stock and the Company received all of Advanced Communications (Nevada)'s assets that included all of the North and South American rights to market and distribute a wireless software defined radio technology in development known as SpectruCell.

     Mr. May and his related entities, including Global Communications Technology Pty Ltd, his wholly owned entity, as majority owner of Advanced Communications (Nevada), received approximately 42,000,000 shares in the Company under the share exchange.

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

     On April 5, 2000, we entered into a Stock Purchase Agreement with Advanced Communications Technologies Pty Ltd (Australia) to acquire a 20% interest for $19,350,000. The majority owner of Advanced Communications (Australia) was Roger May, who was the Chief Executive Officer, Chairman of the Board of Directors of our Company until November 30, 2001. In consideration for our purchase of the stock, we issued 5,000,000 shares of our common stock having a value of $11,850,000 and a $7,500,000 unsecured non-interest bearing note payable in installments. The note payable was payable in three equal monthly installments commencing May 31, 2000. Under the terms of the April 2000 Stock Purchase Agreement, the monthly installment deadline was extended indefinitely, without interest, to allow us to raise the cash portion of the purchase price through the sale of securities. Upon raising such funds, our company was obligated to repay Advanced Communications (Australia)'s note payable after deducting for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by its Board of Directors. On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company which stated that the April 2000 Stock Purchase Agreement was terminated immediately due to the Company's insolvency. Our company believes that it has no further obligation to pay the unsecured note since the Stock Purchase Agreement was unilaterally terminated by Advanced Communications (Australia).

     In November 2000, we formed Advanced Network Technologies (USA), Inc., a Delaware corporation, owned 70% by us and 30% by Advanced Network Technologies Pty. Ltd. Advanced Network intended to acquire wireless network infrastructure in North and South America. This infrastructure was intended to help showcase SpectruCell within a working network environment. To date, no acquisitions have been made. Advanced Network Technologies (USA), Inc. is presently inactive and had no revenues or expenses for the fiscal years ended June 30, 2003 or 2002.

     EMPLOYEES AND CONSULTANTS

     As of September 19, 2003 we have no full time employees and four part time consultants. None of our consultants are covered by any collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY

     As of August 1, 2002, the Company relocated its principal executive office from California to 420 Lexington Avenue, New York, NY 10170 within the office facility of Danson Partners, LLC, a privately owned company that employs our President and Chief Financial Officer. No rent or facility use fee is charged to the Company by Danson Partners, LLC. The Company is a party to a three-year office lease that commenced January 1, 2002 and ends December 31, 2004 for its former California office located at 880 Apollo Street, Suite 200, El Segundo, CA. The monthly rent is $7,634 inclusive of the cost of monthly parking. The minimum lease payment for the remaining life of the lease is $137,412. The Company has engaged Grubb & Ellis to find a suitable subtenant to assume all or a portion of the Company's remaining lease obligation. As of June 30, 2003, the Company's former office space remains vacant and the Company is indebted to the landlord for $101,946.


ITEM 3.  LEGAL PROCEEDINGS

     As of June 30, 2003, management has settled all of its outstanding lawsuits and has recorded the financial statement impact of such settlements. The Company is currently involved in disputes with various creditors regarding unpaid professional and other fees. A number of creditors have filed and obtained judgments against the Company for unpaid fees and services in the amount of $105,815. The Company has previously recorded this expense and has determined that these judgments will not have a material adverse impact on the Company's financial condition.

     Management does not believe that the contingencies described below will have a material adverse impact on the future financial condition of the Company.

     CONTINGENCIES

     INDEMNIFICATION OF DIRECTORS AND EMPLOYEES IN RE: ADVANCED COMMUNICATIONS (AUSTRALIA) v. COMPANY DIRECTORS AND EMPLOYEES

     On or about May 10,  2002,  Advanced  Communications  Technologies  Pty Ltd
(Australia) filed suit in the Superior court of Orange County, California against the Company, all of its directors, its former president, and some of its former and present employees, including the Company's receptionist. On or about May 17, 2002, Advanced Communications (Australia) voluntarily dismissed the suit as to the Company but not as to the individual defendants.

     The complaint sets forth multiple causes of action against the defendants, including various business torts. The basis of the complaint was that the defendants improperly interfered with and conspired to ruin plaintiff's business and conspired to force plaintiff into bankruptcy.

     In July 2003, the individual directors and employees who had been served in the case were successful in having the complaint dismissed for failure to state any valid causes of action and a judgment was entered by the Court in the individual's favor. Consequently, the Company is no longer obligated to indemnify the directors and former employees in this case.


     INDEMNIFICATION  AGREEMENT  BETWEEN  THE  COMPANY  AND  JACK  HALPERIN  RE:
     NEEDHAM/DUPONT LAWSUIT

     On or about July 2000, the Company entered into an indemnification agreement with Jack Halperin, Esq., our then SEC counsel, whereby the Company agreed to indemnify Mr. Halperin for all costs and damages incurred as a result of Mr. Halperin being named a defendant in the Needham/DuPont lawsuit filed against the Company, Mr. May and Mr. Halperin in July 2000. Mr. May executed this agreement on behalf of the Company. The agreement includes a provision that prohibits the Company from entering into any settlement agreement in the Needham/DuPont lawsuit unless such settlement agreement provides for the unconditional release of Mr. Halperin from any claim. On November 14, 2002, the Company settled the Needham/DuPont lawsuit without obtaining a full release for Mr. Halperin. To date, no claim for indemnity has been filed against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 9, 2003 a Special Meeting of Stockholders was held in New York. At this meeting, our stockholders authorized the following change to our Articles of Incorporation:

     1. To increase our authorized shares of common stock from 200,000,000 shares to 5,000,000,000.

     The following illustrates the certified record of the results of our shareholder vote:

     NUMBER OF VOTES FOR        NUMBER OF VOTES AGAINST        NUMBER ABSTAINED
     -------------------        -----------------------        ----------------

         109,363,744                  21,014,521                    51,900

     A Certificate of Amendment to our Articles of Incorporation embodying the above change was filed with the Florida Secretary of State on July 10, 2003.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PRICE RANGE OF COMMON STOCK

     Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of October 1, 2003 there were 280,474,473 common shares outstanding and approximately 459 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

     The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                  HIGH BID      LOW BID
                                                  --------      -------
        2002
        Quarter Ended September 30, 2001            $.41        $.250
        Quarter Ended December 31, 2001              .38         .170
        Quarter Ended March 31, 2002                 .26         .060
        Quarter Ended June 30, 2002                  .08         .020

        2003
        Quarter Ended September 30, 2002           $.080        $.005
        Quarter Ended December 31, 2002             .015         .004
        Quarter Ended March 31, 2003                .010         .002
        Quarter Ended June 30, 2003                 .011         .006


     Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

     We did not pay any dividends during fiscal 2003 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as the Board of Directors deems relevant.

     RECENT SALES OF UNREGISTERED SECURITIES

     All issuances of restricted stock have been valued based on the closing price of the stock as of the date the Company's Board of Directors approved the grant of shares or under the terms of our Convertible Debentures.

     On September 18, 2003, September 25, 2003 and October 1, 2003, the Company agreed to issue, in the aggregate, 85,787,623 shares of common stock for $200,000 to Cornell Capital Partners, L.P. under the terms of the Equity Line of Credit. The Company netted $192,500 after underwriting and escrow fees.

     On September 4, 2003, holders of our 5% Convertible Debentures elected to convert $82,375 of debentures at a conversion price of $.00138 per share into 59,692,027 shares of common stock.

     On January 22, 2003, holders of our 5% Convertible Debentures elected to convert $56,000 of debentures at a conversion price of $.0032 per share into 17,500,000 shares of common stock.

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

     On both August 26, 2002 and September 24, 2002, the Company issued 1,460,725 and 664,275 shares of common stock to AJW Partners LLC and New Millennium Capital Partners II, LLC, respectively (an aggregate of 4,250,000 shares) in full settlement of the Company's outstanding obligation on the remaining September 30, 1999 12% Convertible Debenture.

     With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933 (the "1933 ACT"). These offerings may have qualified for other exemptions as well. In each instance, the purchaser had access to sufficient information regarding Advanced Communications so as to make an informed investment decision. More specifically, Advanced Communications had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act, which information was based on representations received from such investors, and otherwise had the requisite sophistication to make an investment in Advanced Communications' securities.

     SELECTED FINANCIAL DATA
                                                  FOR THE YEARS ENDED JUNE 30,
                                          ---------------------------------------------
                                                2003            2002           2001
                                          ---------------  --------------  ------------
Revenue                                   $         --     $         --    $     50,000
Cost of Revenue                                     --               --          57,310
Gross Profit (Loss)                                 --               --          (7,310)
Operating Expenses                           1,216,776        2,314,570       3,334,581
Operating (Loss)                            (1,216,776)      (2,314,570)     (3,341,891)
(Loss) from Investment                              --               --      (3,571,654)
(Loss) from Goodwill Impairment                     --       (1,700,000)    (12,399,864)
Other Expense                                 (652,255)        (318,123)       (419,157)
(Loss) Before Income Taxes                  (1,869,031)      (4,332,693)    (19,732,566)
Provision for Income Taxes                          --               --              --
Net (Loss)                                  (1,869,031)      (4,332,693)    (19,732,566)
Net (Loss) Per Share:
  Basic and Diluted                       $       (.01)    $       (.04)   $       (.22)
Pro Forma Weighted Average Shares:
  Basic and Dilutive                       152,960,499      100,576,484      87,976,428
                                          ==============   =============   =============

Cash                                      $     22,527     $     11,093    $      6,816
Working Capital (Deficiency)                (4,044,795)      (3,252,643)     (2,421,719)
Total Assets                                    70,748          114,852       2,041,940
Total Debt                                   6,030,922        5,054,902       4,611,702
Stockholders' (Deficiency)/Equity           (5,960,174)      (4,940,050)     (2,569,762)


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

     As of June 30, 2003, the Company had limited resources, had incurred cumulative net operating losses of $31,717,679 and expects to incur additional losses until either the Company identifies and acquires an alternative operating business or the SpectruCell product, when developed, is made available to us for sale to military and commercial customers in North and South America. Based on the past litigation with Advanced Communications (Australia), it is unclear if the SpectruCell product will ever be commercially developed and made available to us. Moreover, given the prior litigation between the Company, Mr. May and Advanced Communications (Australia), we have no reliable information on the status of the SpectruCell product and when it will be available, if at all, to military users and be field tested for commercial applications. Until the Company identifies and acquires an alternative operating business it will continue to minimize its infrastructure costs while accessing capital through the periodic draw down of our Equity Line of Credit facility. The Company has no plans to rely solely on the SpectruCell product as a future revenue source because there is no assurance that SpectruCell will ever be completed and become a commercially viable product or that we will be able to exercise our rights to market and distribute SpectruCell in North and South America. The Company's main focus is to reduce its overall debt and consider the acquisition of alternative operating businesses. To date, the Company has not identified any viable acquisition candidate.

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

     USE OF ESTIMATES

     In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

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

     LOSS PER SHARE

     Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

     YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

     OVERALL RESULTS OF OPERATIONS

     For the fiscal year ended June 30, 2003, we incurred an overall loss of $(1,869,031) or ($.01) per share which was a substantial decrease from the net loss of $(4,332,693) or $(0.04) per share for the comparable period in the prior year. The decrease of $2,463,662 in the fiscal 2003 net loss from fiscal 2002 is attributable to the $1,700,000 write-off of our remaining investment in Advanced Communications (Australia) that occurred in fiscal 2002 and an approximate $800,000 reduction in corporate overhead in fiscal 2003 compared to fiscal 2002.

     REVENUE

     We did not generate any revenue during either fiscal year.

     OPERATING EXPENSES

     Total operating expenses for the fiscal years ended June 30, 2003 and June 30, 2002 were $1,216,776 and $2,314,570 respectively and represents a 47% decrease from the prior fiscal year. Of these amounts $629,741 and $1,228,780 or 52% and 53% respectively, were for professional services rendered of which $5,000 and $677,634 during the fiscal years ended June 30, 2003 and June 30, 2002, respectively, was paid via the issuance of restricted common stock and represent a non-cash expense. Professional and consulting fees for the fiscal year ended June 30, 2003 decreased significantly from the comparative period due to the curtailment of our operations commencing August 1, 2002, as well as an overall reduction in legal fees associated with the Company's settlement of all of its remaining lawsuits and its litigation with Roger May and Advanced Communications (Australia).

     Depreciation and amortization expense decreased by $82,355 to $425,812 from $508,167 due to $300,000 of amortization of goodwill associated with our investment in Advanced Communications (Australia) included in the fiscal 2002 amounts reduced by additional amortization of deferred commitment fees and financing costs in the amount of $218,645 in fiscal 2003.

     Other general and administrative expenses amounted to $128,362 for the fiscal year ended June 30, 2003, which decreased $279,410 or 69% from the prior fiscal year due principally to the curtailment of our overhead expenses. Total general and administrative expenses for the fiscal year ended June 30, 2003 was principally from accrued rent on our El Segundo office and Proxy solicitation costs (printing and mailing) as well as other stock costs.

     OTHER EXPENSES

     Interest expense increased $110,638 from the fiscal year ended June 30, 2002 due principally to the issuance, in November 2002, of our 10% Secured Convertible Debentures and the overall higher level of interest bearing debt in fiscal 2003 compared to fiscal 2002. Interest expense incurred for the twelve months ended June 30, 2003 was $428,761 and was principally attributable to $119,721 of discount amortized relating to the beneficial conversion feature of the Company's 10% Secured Convertible Debentures we issued in November 2002, $283,139 of accrued and penalty interest on the 5% Convertible Debentures due January 2004, $8,829 of interest on the 8% Note Payable due 2005 and $12,522 of interest on the 10% Secured Convertible Debentures issued November 2002.
Interest of $318,123 for the comparative fiscal year ended June 30, 2002 was attributable entirely to interest on the 5% Convertible Debentures we issued in January 2002 and included $250,000 of interest attributable to the intrinsic value of the beneficial conversion feature of these Convertible Debentures.

     Other expense for the fiscal year ended June 30, 2002 includes a $1,700,000 loss from impairment of goodwill associated with our investment in Advanced Communications (Australia). The impairment loss of $1,700,000 was based on management's evaluation, in accordance with FASB 121 and SFAS 142 of the carrying value of our investment in Advanced Communications (Australia).

     During the fiscal year ended June 30, 2003, the Company settled its remaining lawsuits and recorded $223,494 of settlement expense. For the fiscal year ended June 30, 2002, the Company recorded $80,000 of expense attributable to the settlement of the World IP lawsuit.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, our principal source of liquidity was $22,527 of cash. On July 16, 2003, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P., a private limited partnership. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission.

     On July 31, 2003, the Securities and Exchange Commission issued an order declaring effective our Registration Statement and the sale of up to
4,500,000,000 shares of common stock. To date the Company has made three advances under the Equity Line of Credit for an aggregate amount of $200,000 in exchange for agreeing to issue 85,787,623 shares of common stock to Cornell Capital Partners, L.P. The Company netted $192,500 from these advances after deducting fees and escrow agent expenses. With the Equity Line of Credit facility now available to us, we anticipate that we will, from time to time, request advances from Cornell Capital Partners, L.P. to provide us with sufficient working capital to reorganize and settle our outstanding obligations.

     We  anticipate  that our cash  needs  over the next 12  months  consist  of general working capital needs of $300,000, plus the repayment of outstanding indebtedness of $4,067,322. These obligations include outstanding Convertible Debentures and interest thereon in the amount of $1,234,349, as well as accounts payable and accrued expenses in the amount of $1,560,165, accrued compensation of $172,183 and an unsecured, non-interest-bearing loan payable to an entity wholly-owned by Roger May, a former officer and director. As of June 30, 2003, we had a working capital deficiency of $4,044,795. As a result of our working capital shortfall during fiscal 2003, we ceased virtually all business operations, except for minimal operations in attempting to raise capital and to file reports with the Securities and Exchange Commission.

     The  Company  has total  liabilities  of  $6,030,922  as of June 30,  2003.
Included in this total are contractual obligations of $3,011,837. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                        PAYMENTS  DUE BY  PERIOD
                                      ----------------------------------------------------------------
                                                         1            2-3           4-5       AFTER 5
CONTRACTUAL OBLIGATIONS                   TOTAL     YEAR OR LESS     YEARS         YEARS       YEARS
------------------------------------  ------------- ------------  ----------     ---------   ---------
Notes Payable and Interest Thereon     $   217,323*  $   95,774   $  121,549     $     --    $     --
Convertible Debentures and Interest
  Thereon                                1,234,349    1,034,327      200,022           --          --
Accounts Payable and Accrued
  Expenses                               1,560,165    1,560,165           --           --          --
                                       -----------   ----------   ----------     --------    --------
Total Contractual Obligations          $ 3,011,837   $2,690,266   $  321,571     $     --    $     --
                                       ===========   ==========   ==========     ========    ========
---------------

*    Excludes $1,791,166 due to Advanced  Communications  (Australia).  The Company believes that this
     obligation  has  been  cancelled  by  Advanced   Communications   (Australia)   due  to  Advanced
     Communications  (Australia)'s  unilateral  revocation of the Stock  Purchase  Agreement and is no longer obligated to pay this.

     Our only source of funds to repay these obligations will come from advances under our Equity Line of Credit facility. We have no other source of funds, internal or external with which to repay our contractual obligations.

     Below is a discussion of our sources and uses of funds for the 12 months ended June 30, 2003:

     NET CASH USED IN OPERATING ACTIVITIES

     Net cash used in operating activities was $123,566 and $1,103,254 in the fiscal years ended June 30, 2003 and 2002, respectively. The use of cash by operating activities was principally the result of net losses during both reporting periods together with a reduction in accrued compensation and deferred revenue in the fiscal year ended 2002, offset by non cash charges for depreciation and amortization, stock issued for services and the write-off of goodwill in the aggregate amount of $564,357 and $3,135,801 for the fiscal year ended June 30, 2003 and 2002 respectively. In addition, cash used in operating activities for fiscal 2003 was substantially reduced by a $637,672 and $304,490 increase in accounts payable and accrued interest payable, respectively.

     NET CASH USED IN INVESTING ACTIVITIES

     We used net cash of $25,000 during the fiscal year ended June 30, 2002, for the repayment of our loan payable to Advanced Communications (Australia). No cash was used in investing activities for the fiscal year ended June 30, 2003.

     NET CASH PROVIDED BY FINANCING ACTIVITIES

     Net cash provided by financing activities for the year ended June 30, 2003 was $135,000 and was from the proceeds on the sale of Convertible Debentures and the issuance of a short-term promissory note to Cornell Capital Partners, L.P.

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

     EQUITY LINE OF CREDIT

     In July 2003, we entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. In connection with the Equity Line of Credit, we paid Cornell Capital Partners a commitment fee of $740,000, which was paid by the issuance of 2,960,000 shares of common stock. The number of shares issued for the commitment fee was equal to $0.25 per share. Further, Cornell Capital Partners will retain a fee of 3% of each advance under the Equity Line of Credit. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 40,000 shares of our common stock valued at $10,000. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. On July 16, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission seeking to register 4,073,290,000 shares of common stock for sale under the Equity Line of Credit. On July 31, 2003, the Securities and Exchange Commission issued an order declaring our Registration Statement effective.

     Pursuant to the Equity Line of Credit, we may periodically sell shares of common stock to Cornell Capital Partners, L.P. to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every 5 trading days. A closing will be held 7 trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount, less the 3% retention. We may continue to request advances until Cornell Capital Partners has advanced $30.0 million or two years after the effective date of our Registration Statement, whichever occurs first. The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. To date, the Company has made three advances under the Equity Line of

Credit aggregating $200,000 in exchange for agreeing to issue 85,787,623 shares of common stock to Cornell Capital Partners. The Company netted $192,500 from these advances after deducting fees and escrow agent expenses.

     RISKS RELATED TO OUR BUSINESS

     WE DO NOT HAVE A PRODUCT TO SELL, WHICH MEANS THAT WE DO NOT HAVE A PRODUCT TO SELL IN ORDER TO TRY TO ATTAIN PROFITABLE OPERATIONS

     The SpectruCell product is in development and our rights to market and distribute the product, if developed, are uncertain. As a result, we do not have a product to sell in order to attain profitable operations.

     WE WILL NEED TO ACQUIRE AN EXISTING OPERATING BUSINESS OR COMPANY IN ORDER TO GENERATE REVENUE

     We cannot predict when, if at all, our rights to the SpectruCell product will generate sales revenue. Consequently, we will need to acquire an existing operating business or businesses, in order to generate future revenue and attain profitable operations.

     THE CONVERSION OF OUR OUTSTANDING DEBENTURES WILL CAUSE DILUTION TO OUR EXISTING SHAREHOLDERS, WHICH MEANS THAT OUR PER-SHARE INCOME AND STOCK PRICE COULD DECLINE

     The issuance of shares upon the conversion of the outstanding debentures will have a dilutive impact on our stockholders. We currently have $1,049,125 of outstanding Convertible Debentures. Of that total, $187,500 of Convertible Debentures is convertible at a fixed price of $0.001 per share, which would upon conversion result in the issuance of 187,500,000 shares of common stock. The balance of $861,625 of Convertible Debentures are convertible into shares of common stock at a price equal to equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or $0.40, whichever is higher, or (b) an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. If such conversion had taken place at $0.0032 (i.e., 80% of the recent price of $0.004), then the holders of the Convertible Debentures would have received 269,257,812 shares of common stock. As a result, our net income per share could decrease, in future periods, and the market price of our common stock could decline.

     THE  CONVERSION  OF OUR  OUTSTANDING  DEBENTURES  COULD  CAUSE A CHANGE  OF
     CONTROL

     The issuance of shares upon the conversion of the outstanding debentures could result in a change of control. Cornell Capital Partners holds Convertible Debentures, which if converted would result in the issuance of 343,750,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own a total of 368,639,824 shares or approximately 57% of our outstanding shares. In such event, Cornell Capital would be our largest shareholder and would be able to exercise control of our company by electing directors, increasing the number of authorized shares of common stock that our company could issue or otherwise.

     OUR RELATIONSHIP WITH MR. MAY AND ADVANCED COMMUNICATIONS (AUSTRALIA) IS SIGNIFICANTLY IMPAIRED

     Given the prior litigation by the Company against Mr. May and Advanced Communications (Australia) over our ownership rights to market and distribute SpectruCell and the Company's 20% stock interest in Advanced Communications (Australia), it is likely that the Company will continue to be involved in substantive litigation against Mr. May and other parties to protect its rights to, and interest in, the SpectruCell technology for the North and South American markets.

     Even if we are able to prevail against Mr. May, Advanced Communications (Australia) or its successor in interest or other parties as to SpectruCell, or settle our disputes with those parties, the success of the SpectruCell project and our financial viability on this basis is subject to many other risks and contingencies, including, but not limited to, the ones mentioned below.

     WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

     We have historically lost money. In the fiscal years ended June 30, 2003 and 2002, we had a net loss of ($1,869,031) and ($4,332,693) or ($.01) and
($0.04) per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

     OUR INDEPENDENT AUDITORS HAVE ADDED A GOING CONCERN OPINION TO OUR FINANCIAL STATEMENTS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

     Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003 and 2002 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2003 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

     We had a working capital deficit of $4,044,795 as of June 30, 2003, which means that our current liabilities exceeded our current assets by $4,044,795. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2003 were not sufficient to satisfy all of our current liabilities on that date.

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

     WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

     Our success largely depends on the efforts and abilities of key executives and consultants, including Wayne Danson, our President and Chief Financial Officer. The loss of the services of Mr. Danson could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management's attention away from operational issues. We do not presently maintain a key-man life insurance policy for Mr. Danson.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by item 8 are included in the Form 10-KSB beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING

     None.


ITEM 8A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING

     (a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

     As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

     (b)  CHANGES IN INTERNAL CONTROLS:

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fiscal year covered by this Report or from the end of the reporting period to the date of this Form 10-KSB.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     Our directors and officers are as follows:

 NAME AND ADDRESS                         AGE      POSITION
------------------------------------    ------     -----------------------------

 Wayne I. Danson                          50       President, Chief Financial
 420 Lexington Avenue                              Officer and Director
 New York, NY 10170

 Dr. Michael Finch                        55       Director
 37 Walnut Street
 Wellesley, MA 02481

 Jonathan J. Lichtman                     51       Director
 120 Palmetto Park Road
 Boca Raton, FL 33432

 Randall Prouty                           51       Director
 420 Lexington Avenue
 New York, NY 10170

 Wilbank J. Roche                         57       Director
 2530 Wilshire Boulevard
 Santa Monica, CA 90403


     The directors named above will serve until the next annual meeting of our shareholders or until their successors shall be elected and accept their positions. Mr. Danson is party to a written consulting agreement that entitled him to $20,000 per month in cash and stock for the period September 1, 2000 through August 31, 2001 and, as extended orally, to December 31, 2001. Effective January 1, 2002, Mr. Danson agreed to orally extend his consulting agreement with Advanced Communications through December 31, 2003 at a monthly rate of $12,500. Mr. Danson is reimbursed for reasonable out-of-pocket expenses relating to activities for Advanced Communications.

     Our directors do not receive any cash compensation for their services as a director, but are reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director. The directors were compensated through the grant and issuance of 100,000 shares of restricted common shares for each of the fiscal years ended 2002 and 2001 in which they have served as directors. No grant of shares was made for fiscal 2003.

     WAYNE I. DANSON, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Danson has served as the Company's Chief Financial Officer since December 1, 1999, was appointed a Director on January 3, 2000, and appointed President on April 30, 2002. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was co-head and Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

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

     RANDALL PROUTY, DIRECTOR. Mr. Prouty, was appointed a Director on March 10, 1997, and is currently the President and CEO of World Associates, Inc., a publicly traded development stage company. Mr. Prouty served as Chairman of the Board of the Company from November 30, 2001 until December 12, 2002. He is also the sole owner of Bristol Capital, Inc., a firm active in consulting and business development work for companies seeking access to capital markets, and through which he is incubating other e-business ventures. Mr. Prouty is a licensed real estate and mortgage broker in the State of Florida. His technical background includes being a qualified Webmaster and developing e-businesses on the web.

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

     COMMITTEES OF THE BOARD OF DIRECTORS

     In a board meeting held on May 15 2001, both an audit and compensation committee was established. The audit committee will report to the board regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls. The audit committee is comprised of Messrs. Prouty and Finch. The compensation committee of the board of directors will review and make recommendations to the board regarding our compensation policies and all forms of compensation to be provided to our executive officers. In addition, the compensation committee will review bonus and stock compensation arrangements for all employees. The compensation committee is comprised of Messrs. Roche and Prouty.

     The Board of Directors also established an Acquisitions Committee and an Advanced Communications (Australia) Committee. Messrs. Prouty, Danson, Lichtman and Roche currently serve on the Acquisitions Committee and Messrs. Prouty,

Danson,   Lichtman,  Roche  and  Finch  serve  on  the  Advanced  Communications
(Australia) Committee, which will address and make all decisions relating to SpectruCell matters.


ITEM 10.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

     The following table shows all cash compensation accrued and/or paid by Advanced Communications, as well as certain other compensation paid or accrued, for the fiscal years ended June 30, 2003, 2002 and 2001. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

                               ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                     ------------------------------------------- ------------------------------
                                                                          AWARDS     PAYOUTS
                                                                 ------------------- --------
                                                       OTHER     RESTRICTED
                                                      ANNUAL       STOCK     OPTIONS/  LTIP      ALL OTHER
                              SALARY        BONUS   COMPENSATION   AWARD(S)    SARS   PAYOUTS  COMPENSATION
NAME AND                   ------------     -----   ------------  ----------  ------- -------  -------------
PRINCIPAL POSITION   YEAR      ($)           ($)        ($)         ($)         (#)     ($)        ($)
-------------------- ----  ------------     -----   ------------  ----------  ------- -------  -------------
Wayne I. Danson,     2003  $190,138(1)                           $     --
President and CFO    2002  $149,933(2)                           $110,000(2)
                     2001  $235,931(3)        --      --         $167,500(3)   --     --           --
-------------------

(1)  Represents  accrued fees and  out-of-pocket  expenses.  Mr. Danson received $3,000 in cash and $1,000 in stock for fiscal 2003 services rendered.

(2)  Represents accrued fees and out-of-pocket  expenses. Mr. Danson received $65,000 in cash for fiscal 2002 services and $32,775 for  reimbursement  of prior and current  out-of-pocket  expenses.  Mr.  Danson was appointed President on April 30, 2002.

(3)  Represents the value of accrued fees and stock-based compensation earned by Mr. Danson during the fiscal year ended June 30, 2001.  Stock-based  compensation  amounted to $167,500.  Of accrued  consulting fees earned in the amount of $235,931,  only  $23,105 was paid in cash to Mr.  Danson.  In August  2001,  Mr.
     Danson agreed to receive  500,000  shares of our  restricted  common stock in lieu of $150,000 of unpaid consulting fees.

     Advanced Communications has no deferred compensation, stock options, SAR or other bonus arrangements for its employees and/or directors. During the fiscal year ended June 30, 2003, all decisions concerning executive compensation are made by our compensation committee.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table contains information about the beneficial ownership of our common stock as of October 1, 2003 for:

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

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 280,474,473 shares of common stock outstanding as of October 1, 2003.

                                                              COMMON STOCK
                                                           BENEFICIALLY OWNED
                                         --------------------------------------------------------
NAME/ADDRESS                                     NUMBER                      PERCENT(1)
---------------------------------------  ------------------------  ------------------------------
Advanced Communications Tech (Australia)         10,000,000(2)                           3.57%
Roger May                                        18,228,000(2)                           6.50%
Wayne Danson                                      2,811,214(3)                           1.00%
Jonathan J. Lichtman                              2,710,334(4)                           0.97%
Dr. Michael Finch                                   591,334                                 *
Randall Prouty                                    2,218,056                                 *
Wilbank Roche                                       650,000                                 *
                                         ------------------------  ------------------------------

All Officers and Directors as a Group             8,980,938                              3.20%
                                         ========================  ==============================

--------------------

(1)  Percentage of outstanding  shares is based on 280,474,473  shares of common stock outstanding as of October 1, 2003,  together with shares deemed  beneficially  owned by each shareholder.
     Beneficial  ownership  is  determined  in  accordance  with the rules of the  Securities  and
     Exchange  Commission  and  generally  includes  voting or  investment  power with  respect to securities.

(2)  No shares are owned  directly by Mr. May. All shares are  beneficially  owned through  Global
     Communications  Technologies Pty Ltd, an entity controlled by Mr. May. Global  Communications
     Technologies  owns  a  majority  of  the  shares  of  Advanced  Communications   Technologies
     (Australia) Pty Ltd which owns 10,000,000 shares of the Company.

(3)  Includes  2,461,214 shares  beneficially  owned by Mr. Danson's  affiliated  entity and adult children.

(4)  Excludes 396,666 shares beneficially owned through various family trusts. Mr. Lichtman has no beneficial ownership in these shares.

*    Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     On September 1, 2000, Mr. Danson entered into a one-year consulting agreement with our company for the period September 1, 2000 through August 31, 2001. Under the terms of the consulting agreement, Mr. Danson received $10,000 per month in cash and $10,000 per month in stock for his services. Mr. Danson's agreement expired on August 31, 2001. Mr. Danson has agreed to orally extend his consulting agreement with Advanced Communications through December 31, 2003 at a monthly rate of $12,500. As of June 30, 2003, the Company owes Danson Partners, LLC $274,911 for unpaid consulting fees and expenses.

     Jonathan J. Lichtman, Secretary and a director of the Company, is a partner at Levinson & Lichtman, LLP, a law firm in Boca Raton, FL that the Company retained to provide legal services during the fiscal years 2003 and 2002. The Company has paid Levinson & Lichtman, LLP $0 and $43,184 and $1,000 and $90,000 in the form of cash and stock respectively, for legal services rendered during fiscal years 2003 and 2002.

     Wilbank Roche, a director of the Company, is a partner at Roche & Holt, a law firm in Los Angeles, CA that the Company retained to provide legal services during the fiscal years 2003 and 2002. The Company has paid Roche & Holt $0 and $13,515 and $1,000 and $15,000 in the form of cash and stock, respectively, for legal services rendered during the fiscal years ended 2003 and 2002.

     Effective July 1, 2002, the Company entered into a six month consulting agreement with Randall Prouty, Chairman of the Board and a director of the Company, pursuant to which Mr. Prouty has agreed to provide certain business services, such as dispute resolution, corporate communications strategies, and business acquisitions to the Company. Pursuant to the terms of the consulting agreement, Mr. Prouty will accrue $10,000 in monthly compensation for services provided to the Company. During the fiscal year ended June 30, 2002, the Company issued 1,100,000 shares of restricted common stock having a value of $55,000 to Mr. Prouty and $10,986 in cash compensation for business services rendered to the Company. Mr. Prouty's contract expired December 31, 2002. During the fiscal year ended June 30, 2003, the Company paid Mr. Prouty $0 and $1,000 in the form of cash and stock respectively, for services rendered.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS:

          (i)  Registrant.

     (b)  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

          (i)  Exhibits:

EXHIBIT NO.    DESCRIPTION                                   LOCATION
-----------    --------------------------------------------  -------------------------------------
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

2.3            Third Amendment to Articles of                Incorporated by reference to Exhibit
               Incorporation of Media Forum International,   2.3 to the Company's Form S-8 filed
               Inc.                                          on February 9, 2000

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

2.6            Bylaws, as currently in effect                Incorporated by reference to Exhibit
                                                             3.2 to Form S-1 Registration
                                                             Statement filed on August 14, 2001

                                                 17

EXHIBIT NO.    DESCRIPTION                                   LOCATION
-----------    --------------------------------------------  -------------------------------------
2.7            Fourth Amendment to Articles of               Incorporated by reference to Exhibit
               Incorporation                                 2.7 to the Form SB-2 filed with the
                                                             SEC on March 5, 2002
2.8            Fifth Amendment to Articles of Incorporation  Incorporated by reference to Exhibit
                                                             2.8 to the Form SB-2 filed with the
                                                             SEC on July 16, 2003

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

10.5           Registration Rights Agreement dated           Incorporated by reference to Exhibit
               December 14, 2000, between the Company and    10.5 to the Company's Form S-1
               Wanquay Ltd.                                  Registration Statement filed on
                                                             August 14, 2001

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

10.9           Securities Purchase Agreement dated January   Incorporated by referenced to
               10, 2002, by and among Advanced               Exhibit 10.9 to the Company's Form
               Communications Technologies, Inc. and Buyers  10-QSB filed on February 12, 2002

10.10          Investor Registration Rights Agreement        Incorporated by reference to Exhibit
               dated January 10, 2002, by and among          10.10 to the Company's Form 10-QSB
               Advanced Communications Technologies, Inc.    filed on February 12, 2002
               and Investors

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
               National Bank

                                                18

EXHIBIT NO.    DESCRIPTION                                   LOCATION
-----------    --------------------------------------------  -------------------------------------
10.13          Equity Line of Credit Agreement dated July    Incorporated by reference to Exhibit
               2003, by and between Cornell Capital          10.13 to the Form SB-2 filed with
               Partners, LP and Advanced Communications      the SEC on July 16, 2003
               Technologies, Inc.

10.14          Registration Rights Agreement dated July      Incorporated by reference to Exhibit
               2003, by and between Advanced                 10.14 to the Form SB-2 filed with
               Communications Technologies, Inc.             the SEC on July 16, 2003

10.15          Placement Agent Agreement dated July 2003,    Incorporated by reference to Exhibit
               by and between Advanced Communications        10.15 to the Form SB-2 filed with
               Technologies, Inc. and Westrock Advisors,     the SEC on July 16, 2003
               Inc.

10.16          Escrow Agreement dated July 2003, by and      Incorporated by reference to Exhibit
               among Advanced Communications Technologies,   10.16 to the Form SB-2 filed with
               Inc., Cornell Capital Partners, LP, Butler    the SEC on July 16, 2003
               Gonzalez LLP and First Union National Bank

10.17          License and Distribution Agreement dated as   Incorporated by reference to Exhibit
               of July 5, 2000, between Advanced             10.17 to the Company's Amendment to
               Communications Technologies, Inc. and         Form 10-KSB filed on May 23, 2002
               Advanced Communications Technologies
               (Australia) Pty. Ltd.

10.18          Letter of Intent dated September 7, 2001      Incorporated by reference to Exhibit
               re: Purchase of Advanced Communications       10.18 to Amendment No. 1 to the
               (Australia)                                   Company's Form 10-QSB for the
                                                             quarter ended December 31, 2001

10.19          Securities Purchase Agreement, dated          Incorporated by reference to Exhibit
               November 2002, by and among Advanced          10.19 to the Company's Form 10-KSB
               Communications and Buyers                     for the year ended June 30, 2002
                                                             filed on December 6, 2002

10.20          Investor Registration Rights Agreement,       Incorporated by reference to Exhibit
               dated November 2002, by and among Advanced    10.20 to the Company's Form 10-KSB
               Communications and Investors                  for the year ended June 30, 2002
                                                             filed on December 6, 2002

10.21          Secured Convertible Debenture                 Incorporated by reference to Exhibit
                                                             10.21 to the Company's Form 10-KSB
                                                             for the year ended June 30, 2002
                                                             filed on December 6, 2002

10.22          Escrow Agreement, dated November 2002, by     Incorporated by reference to Exhibit
               and among Advanced Communications, Buyers,    10.22 to the Company's Form 10-KSB
               and Wachovia Bank, N.A.                       for the year ended June 30, 2002
                                                             filed on December 6, 2002

10.23          Irrevocable Transfer Agent Instructions,      Incorporated by reference to Exhibit
               dated November 2002                           10.23 to the Company's Form 10-KSB
                                                             for the year ended June 30, 2002
                                                             filed on December 6, 2002

10.24          Security Agreement, dated November 2002, by   Incorporated by reference to Exhibit
               and among Advanced Communications and         10.24 to the Company's Form 10-KSB
               Buyers                                        for the year ended June 30, 2002
                                                             filed on December 6, 2002

                                                19

EXHIBIT NO.    DESCRIPTION                                   LOCATION
-----------    --------------------------------------------  -------------------------------------
10.25          Middletons Lawyers Letter, dated November     Incorporated by reference to Exhibit
               11, 2002, terminating the April 2000 Stock    10.25 to the Company's Form 10-KSB
               Purchase Agreement between Advanced           for the year ended June 30, 2002
               Communications Technologies, Inc. and         filed on December 6, 2002
               Advanced Communications (Australia)

10.26          Consulting Agreement dated July 1, 2002,      Incorporated by reference to Exhibit
               between Advanced Communications and Randall   10.26 to the Company's Third Amended
               H. Prouty                                     Form 10-KSB for the year ended June
                                                             30, 2002 filed on June 13, 2003

10.27          Proxy Statement, dated March 25, 1999         Incorporated by reference to Exhibit
                                                             10.27 to the Company's Third Amended
                                                             Form 10-KSB for the year ended June
                                                             30, 2002 filed on June 13, 2003

31.1           Certification by Chief Executive Officer      Provided herewith
               and Chief Financial Officer pursuant to
               Sarbanes-Oxley Section 302

32.1           Certification by Chief Executive Officer      Provided herewith
               and Chief Financial Officer pursuant to 18
               U.S. C. Section 1350:


          (ii) Reports on Form 8-K:

     None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     AUDIT FEES. The aggregate fees billed for professional services rendered was $32,143 and $44,818 for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2003 and 2002, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

     AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the caption "Audit Fee."

     TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

     ALL OTHER FEES. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $16,099 and $18,364, respectively, for the fiscal years ended June 30, 2003 and 2002. These fees related to the review of the Company's Registration Statement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                                   By:     /s/ Wayne I. Danson
                                      ------------------------------------------
                                   Name:   Wayne I. Danson
                                   Title:  President and Chief Financial Officer
                                   Date:   October 10, 2003

     In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                          DATE
---------                             -----                          ----
/s/ Wayne I. Danson
---------------------------     President (Principal Executive       October 10, 2003
Wayne I. Danson                 Officer), Chief Financial Officer
                                (Principal Accounting Officer)
                                and Director



/s/ Jonathan Lichtman, Esq.
---------------------------     Secretary and Director               October 10, 2003
Jonathan Lichtman, Esq.



/s/ Dr. Michael Finch
---------------------------     Director                             October 10, 2003
Dr. Michael Finch



/s/ Wilbank J. Roche, Esq.
---------------------------     Director                             October 10, 2003
Wilbank J. Roche, Esq.

                                          86

                                  EXHIBIT 31.1


                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                  OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

     I, Wayne I. Danson, the President and Chief Financial Officer of Advanced Communications Technologies, Inc. certify that:

     1.   I  have   reviewed   this  Form  10-KSB  of  Advanced   Communications
Technologies, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  Omitted;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 10, 2003              /s/ Wayne I. Danson
                                    --------------------------------------------
                                    Wayne I. Danson
                                    President and Chief Financial Officer

     The introductory paragraph of Section 4 of this certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                                EXHIBIT 31.1 - 1

                                  EXHIBIT 32.1


                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Advanced Communications Technologies, Inc. (the Company) on Form 10-KSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Wayne I. Danson, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement required by Section 906 has been provided to Advanced Communications Technologies, Inc. and will be retained by Advanced Communications Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  October 10, 2003                 /s/ Wayne I. Danson
                                        ----------------------------------------
                                        Wayne I. Danson
                                        President and Chief Financial Officer

     A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Advanced Communications Technologies, Inc. and will be retained by Advanced Communications Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                EXHIBIT 32.1 - 1

                             ADVANCED COMMUNICATIONS
                       TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2003 AND 2002

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE         1       INDEPENDENT AUDITORS' REPORT

PAGE         2       CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2003 AND 2002

PAGE         3       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                     JUNE 30, 2003 AND 2002

PAGE         4       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                     DEFICIENCY FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

PAGE       5 - 6     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                     JUNE 30, 2003 AND 2002

PAGES     7 - 21     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  Advanced Communications Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Advanced Communications Technologies, Inc., and Subsidiaries ("Company") as of June 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Advanced Communications Technologies, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company's net loss of $1,869,031 for the year ended June 30, 2003, a working capital deficiency of $4,044,795, a negative cash flow from operations of $123,566 and a stockholders' deficiency of $5,960,174 raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 8. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
October 2, 2003

                      ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                               FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                                             JUNE 30,
                                                             -----------------------------------------
                                                                    2003                 2002
                                                             -----------------------------------------
                                                 ASSETS
                                                 ------
    CURRENT ASSETS
    Cash                                                      $       22,527       $       11,093
                                                             -------------------- --------------------
    TOTAL CURRENT ASSETS                                              22,527               11,093
                                                             -------------------- --------------------
    PROPERTY AND EQUIPMENT (NET)                                           -               17,274
                                                             -------------------- --------------------
    OTHER ASSETS
    Security Deposits                                                  7,700               13,225
    Other Receivables                                                      -                9,927
    Deferred Financing Costs, net of accumulated
      amortization                                                    40,521               63,333
                                                             -------------------- --------------------
   TOTAL OTHER ASSETS                                                 48,221               86,485
                                                             -------------------- --------------------

TOTAL ASSETS                                                  $       70,748       $      114,852
------------                                                 ==================== ====================

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                ----------------------------------------

LIABILITIES
    CURRENT LIABILITIES
    Accounts Payable                                          $    1,560,165        $     872,493
    Accrued Compensation                                             172,183              172,183
    Loan Payable to Shareholder                                    1,055,736            1,055,736
    8% Note Payable-Current Portion                                   57,831                    -
    12% Note Payable                                                  35,000                    -
    12% Convertible Debentures                                             -              100,407
    5% Convertible Debentures due 1/04                               944,000            1,000,000
    Interest Payable                                                 242,407               62,917
                                                             -------------------- --------------------
    TOTAL CURRENT LIABILITIES                                      4,067,322            3,263,736
                                                             -------------------- --------------------
    LONG-TERM LIABILITIES
    10% Secured Convertible Debentures due 11/04, net of
      discount of $130,729                                            56,771                    -
    8% Note Payable-Non Current Portion                              115,663                    -
    Note Payable-ACT-Australia                                     1,791,166            1,791,166
                                                             -------------------- --------------------
    TOTAL LONG TERM LIABILITIES                                    1,963,600            1,791,166
                                                             -------------------- --------------------

TOTAL LIABILITIES                                                  6,030,922            5,054,902
                                                             -------------------- --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, $.01 Par Value, 25,000,000 Shares
      Authorized, none issued and outstanding                              -                    -
    Common Stock, No Par Value, 200,000,000 Shares
      Authorized, 198,852,622 and 114,102,622 shares
      issued and outstanding, respectively                        25,945,005           25,471,098
    Deferred Commitment fees, net of accumulated
      amortization                                                  (187,500)            (562,500)
    Accumulated Deficit                                          (31,717,679)         (29,848,648)
                                                             -------------------- --------------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                (5,960,174)          (4,940,050)
                                                             -------------------- --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $       70,748       $      114,852
----------------------------------------------               ==================== ====================

                      See accompanying notes to consolidated financial statements

                                                  F-1

                      ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                                                             JUNE 30,
                                                             -----------------------------------------
                                                                   2003                    2002
                                                             -----------------       -----------------
REVENUES                                                     $             -         $            -

OPERATING EXPENSES

     Consulting Fees                                                  18,587                (10,149)
     Depreciation and Amortization                                   425,812                508,167
     Impairment of Fixed Assets                                       14,274                      -
     Loss from impairment of goodwill                                      -              1,700,000
     Professional Fees                                               629,741              1,228,780
     Other Selling, General and Administrative Expenses              128,362                407,772
     Stock-Based Compensation                                              -                180,000
                                                             -----------------       -----------------

TOTAL OPERATING EXPENSES                                           1,216,776              4,014,570
                                                             -----------------       -----------------

LOSS FROM OPERATIONS                                              (1,216,776)            (4,014,570)
                                                             -----------------       -----------------

OTHER EXPENSES
     Interest expense                                               (428,761)              (318,123)
     Lawsuit Settlements                                            (223,494)                     -
                                                             -----------------       -----------------

TOTAL OTHER EXPENSES                                                (652,255)              (318,123)
                                                             -----------------       -----------------

NET LOSS                                                     $    (1,869,031)        $   (4,332,693)
--------                                                     =================       =================

Net Loss Per Share- Basic and Dilutive                       $         (0.01)        $        (0.04)
                                                             =================       =================

Weighted Average Number of Shares

Outstanding During the Period- Basic and Dilutive                152,960,499            100,576,484
                                                             =================       =================


                      See accompanying notes to consolidated financial statements

                                                  F-2

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                             FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                                                                COMMON STOCK
                                       COMMON STOCK                             TO BE ISSUED            DEFFERRED
                                --------------------------    ACCUMULATED   -----------------------     COMMITMENT
                                  SHARES         AMOUNT         DEFICIT      SHARES       AMOUNT           FEES          TOTAL
                                ------------   -------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001           94,489,916  $22,696,193   $(25,515,955)   833,334     $250,000     $       -       $(2,569,762)
                                ----------------------------------------------------------------------------------------------------

Stock issued for services           6,334,679      677,634                    (33,334)    (10,000)                        667,634
Stock issued for extinguishments
  of debt                           1,190,000      357,001                                                                357,001
Stock issued for conversion of
  convertible debt                  4,250,000      100,343                                                                100,343
Stock issued for cash               1,233,333      260,000                  (800,000)    (240,000)                         20,000
Stock warrants issued for cash              -      110,000                                                                110,000
Stock issued for offering costs       137,727            -                                                                      -
Stock and warrants issued from
  repricing of previously issued
  shares                            2,146,967            -                                                                      -
Stock issued to Directors for
  services                          1,000,000      180,000                                                                180,000
Stock issued for commitment fees    3,000,000      750,000                                             (562,500)          187,500
Capital contribution                        -        9,927                                                                  9,927
Stock issued in settlement of
  lawsuit                             320,000       80,000                                                                 80,000
Interest on beneficial conversion-
  Convertible Debentures                    -      250,000                                                                250,000

Net (loss) for the year                                        (4,332,693)                                             (4,332,693)
                                ----------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2002          114,102,622   25,471,098    (29,848,648)          -    $      -      (562,500)       (4,940,050)
                                ----------------------------------------------------------------------------------------------------

Stock issued for services             500,000        5,000                                                                  5,000
Stock issued for conversion of
  convertible debt                 84,250,000      218,907                                                                218,907
Interest on beneficial
  conversion-Convertible
  Debentures                                       250,000                                                                250,000
Amortization of deferred
  commitment fees                                                                                       375,000           375,000
Net loss for the year                                          (1,869,031)                                             (1,869,031)
                                ----------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2003          198,852,622  $25,945,005   $(31,717,679)          -    $      -     $(187,500)      $(5,960,174)
------------------------        ====================================================================================================

                                    See accompanying notes to consolidated financial statements

                                                                F-3

                      ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
                                                                            JUNE 30,
                                                            ------------------------------------------
                                                                    2003                 2002
                                                            --------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net loss                                                         $   (1,869,031)      $   (4,332,693)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                            545,083              508,167

Stock issued for services                                                  5,000              847,634

Stock issued in settlement of lawsuit                                          -               80,000

Lawsuit Settlements                                                      223,494                    -

Loss from impairment of goodwill                                               -            1,700,000

Impairment of Fixed Assets                                                14,274                    -

Interest Expense on Beneficial Conversion Feature                              -              250,000

Changes in operating assets and liabilities:

(Increase) decrease in assets

  Prepaid expense                                                              -               10,000

  Deposits and other receivables                                          15,452                7,700

Increase (decrease) in liabilities:

  Accounts payable and accrued expenses                                  637,672               28,288

  Interest payable                                                       304,490               62,917

  Deferred revenue and other                                                   -               41,600

  Accrued compensation                                                         -            (306,867)
                                                            --------------------- --------------------

     Net cash used in operating activities                             (123,566)          (1,103,254)
                                                            --------------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Purchase of fixed assets                                                       -              (1,675)

Repayment of loan to unconsolidated affiliate                                  -             (25,000)
                                                            --------------------- --------------------

     Net cash used in investing activities                                     -             (26,675)
                                                            --------------------- --------------------
CASH FLOWS FROM FINANCING ACTIVITES:
------------------------------------

Repayment of note payable                                                      -            (118,530)

Loan proceeds from shareholder                                                 -              259,736

Proceeds from issuance of common stock
  and warrants net of offering costs                                           -              130,000

Proceeds from issuance of convertible debentures, net                    100,000              889,000

Proceeds from short-term loan                                             35,000              299,000

Repayment of short-term loan                                                   -            (325,000)
                                                            --------------------- --------------------

     Net cash provided by financing activities                           135,000            1,134,206
                                                            --------------------- --------------------
Net increase in cash
                                                                          11,434                4,277

Cash at beginning of year                                                 11,093                6,816
                                                            --------------------- --------------------

CASH AT END OF YEAR                                                 $     22,527         $     11,093
-------------------                                         ===================== ====================

                                                  F-4

     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the year ended June 30, 2003, the Company issued 4,250,000 shares of common stock valued at $100,407 in full settlement of the September 1999 12% Senior Secured Convertible Debentures.

     During the year ended June 30, 2003, the Company issued 500,000 shares of common stock valued at $5,000 in partial settlement of unpaid prior legal and consulting fees.

     During the year ended June 30, 2003, the Company converted $125,000 of accrued interest into 10% Secured Convertible Debentures and incurred $25,000 of financing costs associated with the issuance of its 10% Secured Convertible Debentures.

     During the year ended June 30, 2003, the Company issued 17,500,000 and 62,500,000 shares of common stock valued at $56,000 and $62,500 on the conversion of 5% Convertible Debentures and 10% Convertible Debentures, respectively.

     During the year ended June 30, 2002, the Company issued 1,190,000 shares of common stock, valued at $357,001, in partial payment of notes payable held by Advanced Communications (Australia), a non-related company.

     During the year ended June 30, 2002 the Company issued 4,250,000 shares of common stock, valued at $100,343, for the conversion of its September 1999 12% Secured Convertible Debentures.

                                      F-4A

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 1.  BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A)  ORGANIZATION

     Unless the context requires otherwise, "we", "us", or "our" refers to Advanced Communications Technologies, Inc. and subsidiaries ("Company") on a consolidated basis.

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

     The Company's primary asset is the ownership of the rights to market and distribute a software defined radio wireless technology known as SpectruCell, in the North and South American territories which is being developed by an unrelated party. The Company expects to generate revenue from the marketing and distribution of the SpectruCell product when and if it becomes available to us and from other investment activities. The Company has not generated any meaningful revenue to date. It is uncertain if the SpectruCell product will ever be commercially developed and made available to us.

(B)  PRINCIPLES OF CONSOLIDATION

     The accompanying  consolidated financial statements include the accounts of
the  Company  and  its  inactive  subsidiaries.   All  significant  intercompany
transactions and balances have been eliminated in consolidation.

(C)  USE OF ESTIMATES

     In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

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

(F)  LONG-LIVED ASSETS

     The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable (See Note 2).

(G)  INCOME TAXES

     The Company  accounts for income taxes under SFAS No. 109  "ACCOUNTING  FOR
INCOME TAXES". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company has made no current provision (benefit) for Federal income taxes because of financial statement and tax losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization. The use of any tax loss carryforward benefits may also be limited as a result of changes in Company ownership.

(H)  CONCENTRATION OF CREDIT RISK

     The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(I)  LOSS PER SHARE

     Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

(J)  RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

     Management does not expect the impact from these statements' pronouncements to have a material impact on the Company's consolidated financial position or results of operations.


NOTE 2.  PROPERTY AND EQUIPMENT
                                             2003                   2002
                                       ----------------       ----------------

Computer and office equipment          $       32,909         $       32,909
Less:  Accumulated depreciation               (18,635)               (15,635)
       Impairment loss                        (14,274)                    --
                                       ----------------       ----------------
PROPERTY AND EQUIPMENT, NET            $           --         $       17,274
                                       ================       ================

     Depreciation expense for the years ended June 30, 2003 and 2002 was $3,000 and $4,000 respectively. The Company has determined these fixed assets are no longer used in its operations, and consequently impaired $14,274 during the fourth quarter.


NOTE 3.  NOTES AND LOAN PAYABLE

(A)  NOTE PAYABLE TO ADVANCED COMMUNICATIONS (AUSTRALIA)

     The Company had a non-interest bearing and unsecured note payable to Advanced Communications (Australia) of $7,500,000 as of April 5, 2000. The note was payable in three equal monthly installments commencing on May 31, 2000. Under the terms of the Stock Purchase Agreement with Advanced Communications (Australia), the monthly installment payments were extended indefinitely without interest to allow the Company, on a best efforts basis, to raise the cash portion of the purchase price through a private or public offering of securities. There are no default, penalty or acceleration provisions under the terms of the Stock Purchase Agreement. Upon raising funds pursuant to a private or public offering, the Company was obligated to repay Advanced Communications (Australia)'s note with those funds remaining after deduction for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by the Company's Board of Directors.

     During the fiscal year ended June 30, 2002 the Company repaid in both cash and common stock, $5,326,833 and $382,001 of the obligation, respectively. No payments were made during the fiscal year ended June 30, 2003. As of June 30, 2003 and 2002, the balance of the Company's obligation to Advanced Communications (Australia) was $1,791,166.

     On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company which stated that the April 2000 Stock Purchase Agreement was terminated immediately due to the Company's insolvency. The effect of the Notice of Termination was to cancel the Company's stock interest in Advanced Communications (Australia). Management is of the belief that as a result of Advanced Communications (Australia)'s termination of the Stock Purchase Agreement, no further money is owed, and we have no further obligation to Advanced Communications (Australia). The financial statements reflect the above amount as a long-term liability until such time as the Company obtains evidence that the $1,791,166 has been extinguished.

(B)  LOAN PAYABLE TO SHAREHOLDER

     As of June 30, 2003 and 2002, the Company owed Global Communications Technology Pty, an Australian company wholly-owned by Mr. May, a former officer and director of the Company, $1,055,736, for funds advanced to the Company to provide working capital. This loan is non-interest bearing and unsecured, and has no scheduled date for repayment. The Company believes that the loan is not due upon demand. However, since the actual repayment terms are not known with any specificity because the terms are not confirmed in a written document, the loan has been classified as a current liability.

(C)  8% NOTE PAYABLE

     On November 14, 2002, the Company settled its litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issuing a three year 8% promissory note for $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest commencing December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. The current portion of the note payable of $57,831 has been classified as a current liability on the balance sheet.

     Interest of $8,829 was accrued on the note payable as of June 30, 2003.

(D)  12% NOTE PAYABLE

     On June 19, 2003, the Company issued a 12% promissory note for $35,000. The face amount of this note plus interest shall be payable in its entirety 60 days from the date hereof. The note payable for $35,000 has been classified as a current liability on the balance sheet.

     The Company incurred $5,000 in financing fees in regard to this note, and has included the full amount as interest expense at June 30, 2003. This note plus interest was paid on October 1, 2003 in the amount of $36,188.


NOTE 4.  CONVERTIBLE DEBENTURES

5% CONVERTIBLE DEBENTURES DUE JANUARY 2004

     In January 2002, the Company issued, in the aggregate, $1 million of 5% Convertible Debentures to Cornell Capital Partners, LP and 15 other accredited individual investors.

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

     The Company incurred $80,000 of financing costs associated with the 5% Convertible Debentures that is being amortized over the life of the debentures. Amortization of $40,000 and $16,667 related to these debentures was expensed for the fiscal years ended June 30, 2003 and 2002 respectively.

     During the three months ended December 31, 2002, the Company paid $125,000 of accrued interest on the 5% Convertible Debentures with the proceeds from the 10% Secured Convertible Debentures issued on November 22, 2002.

     On January 22, 2003, debenture holders elected to convert $56,000 of the debentures at a price of $.0032 per share, into 17,500,000 shares of restricted common stock. As of June 30, 2003, the balance due on these debentures after the aforementioned conversion is $944,000.

     As  of  June  30,  2003  and  2002,   interest  of  $221,056   and  $62,917
respectively, is accrued on these debentures.

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

     The Convertible Debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. The amount attributable to the beneficial conversion feature of $250,000, will be recorded as a discount on the debt and accreted over a 24 month period as interest expense in accordance with paragraph 19 of EITF 00-27. For the fiscal year ended June 30, 2003, the Company accreted $61,979 of debt discount as interest expense.

     The Company received $100,000 in cash from the sale of these debentures, paid $125,000 in accrued interest due on the 5% convertible debentures and incurred $25,000 of financing costs associated with these Convertible Debentures that is being amortized over the life of the debentures. Amortization expense of $7,812 related to these debentures was recorded for the fiscal year ended June 30, 2003.

     On January 22, 2003, Cornell Capital Partners, L.P. elected to convert $62,500 of debentures at a conversion price of $.001 per share into 62,500,000 shares of restricted common stock. As of June 30, 2003, the balance due on these debentures after the aforementioned conversion and write off of the related discount, in the amount of $57,292, is $187,500.

     As of June 30, 2003 interest of $12,522, is accrued on these debentures.

     Future maturities of long-term debt as of June 30, 2003 are as follows:

                        YEAR              AMOUNT
                  ---------------    ----------------

                   June 30, 2004      $    57,831
                   June 30, 2005          245,331
                   June 30, 2006           57,832
                                      -------------
                       TOTAL          $   360,994
                                      =============


NOTE 5.  STOCKHOLDERS' DEFICIENCY

     On July 9, 2003, the Company's stockholders authorized a change in the Company's Articles of Incorporation increasing the authorized no par value common shares from 200,000,000 to 5,000,000,000. A Certificate of Amendment to the Company's Articles of Incorporation incorporating the above change was filed with the Florida Secretary of State on July 10, 2003 (See Note 9).

(A)  EQUITY LINE OF CREDIT FACILITY

     In January 2002 (as revised in July 2003), the Company entered into a $30 million Equity Line of Credit facility with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically issue and sell to Cornell Capital Partners, LP shares of common stock for a total purchase of $30 million. The amount of each advance is subject to an aggregate monthly maximum advance amount of $2 million in any 30-day period. Cornell Capital Partners, LP will purchase the shares of common stock for a 9% discount to the lowest closing bid price of the Company's common stock during the 5 trading days after a notice date. In addition, Cornell Capital Partners, LP will retain 3% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $740,000, paid in 2,960,000 shares of common stock. Cornell Capital Partners, LP intends to sell any shares under the Equity Line of Credit at the then prevailing market price. As of June 30, 2003, the Company has not drawn down any funds on this line (See Note 9).

     The Company has engaged Westrock Advisors, Inc., a registered broker-dealer, to advise it in connection with the Equity Line of Credit. Westrock Advisors, Inc. was paid a fee of 40,000 shares of the Company's common stock, which was equal to $10,000.

     For the fiscal years ended June 30, 2003 and 2002, the Company recorded amortization expense of $375,000 and $187,500 respectively in connection with the $750,000 two year commitment fee and the balance has been recorded as deferred commitment fees and classified as part of stockholders' deficiency.

     On July 31, 2003, the SEC declared effective the Company's Registration Statement. On September 18, 2003, September 25, 2003 and October 1, 2003, the
Company sold, in the aggregate, $200,000 of common stock in exchange for agreeing to issue 85,787,623 shares to Cornell Capital Partners, L.P. under the terms of the Equity Line of Credit (See Note 9).

(B)  STOCK ISSUED FOR CONVERTIBLE DEBENTURES

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

(C)  STOCK ISSUED FOR SERVICES

     On October 10, 2002, the Company's Board of Directors approved the issuance of 100,000 shares each or 500,000 shares in the aggregate to Messrs. Danson, Prouty, Lichtman, Roche and Finch, having a value of $1,000 each or $5,000 in the aggregate, in partial satisfaction of unpaid prior legal and consulting fees. These shares were issued on December 5, 2002.


NOTE 6.  RELATED PARTIES

(A)  LEGAL COUNSEL

     Certain of the Company's legal counsel are stockholders and directors of the Company. The Company has paid these attorneys $0 and $56,699 and $2,000 and $105,000 in the form of cash and stock respectively, for legal services during the fiscal years 2003 and 2002. The Company owes these attorneys an aggregate of $309,457 at June 30, 2003.

(B)  PRESIDENT AND CHIEF FINANCIAL OFFICER

     The Company's President and Chief Financial Officer, who is also a director and stockholder, and a company in which he is the Managing Director and Founder have been contracted to provide financial consulting services to the Company. The Company has paid this consultant $3,000 and $65,000 and $1,000 and $110,000 in the form of cash and stock respectively, for financial services during the fiscal years 2003 and 2002. The Company owes this consultant a total of $274,911 at June 30, 2003.

(C)  CHAIRMAN OF THE BOARD

     The Company's former Chairman of the Board was contracted to provide business services and is also a director and stockholder of the Company. The Company has paid this consultant $0 and $10,986 and $55,000 and $1,000 in the form of cash and stock respectively, for business services rendered during the fiscal years 2003 and 2002. The Company owes this consultant a total of $50,323 at June 30, 2003.


NOTE 7.  COMMITMENTS AND CONTINGENCIES

(A)  LEASE AGREEMENT

     The Company is a party to a three-year office lease commencing January 1, 2002 and ending December 31, 2004. The monthly rent is $7,634 inclusive of the cost of monthly parking. The minimum lease payment for the remaining life of the lease is $137,412. On August 1, 2002, the Company notified the landlord that it relocated its office from California to New York. The Company has engaged Grubb & Ellis to find a suitable subtenant to assume all or a portion of the Company's remaining lease obligation. As of June 30, 2003, the Company's former office space remains vacant and is indebted to the landlord for $101,946.

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

     In July 2003, the individual directors and employees prevailed in their defense against Advanced Communications (Australia) and a judgment was entered by the Court in the individuals' favor. Consequently, the Company is no longer obligated to indemnify the directors and former employees in this case.

(C)  INDEMNIFICATION  AGREEMENT  BETWEEN  THE  COMPANY  AND  JACK  HALPERIN  RE:
     NEEDHAM/DUPONT LAWSUIT

     On or about July 2000, the Company entered into an indemnification agreement with Jack Halperin, Esq., our then SEC counsel, whereby the Company agreed to indemnify Mr. Halperin for all costs and damages incurred as a result of Mr. Halperin being named a defendant in the Needham/DuPont lawsuit filed against the Company, Mr. May and Mr. Halperin in July 2000. Mr. May executed this agreement on behalf of the Company. The agreement includes a provision that prohibits the Company from entering into any settlement agreement in the Needham/DuPont lawsuit unless such settlement agreement provides for the unconditional release of Mr. Halperin from any claim. On November 14, 2002, the Company settled the Needham/DuPont lawsuit without obtaining a full release for Mr. Halperin. To date, no claim for indemnity has been filed against the Company.

(D)  LEGAL MATTERS

     As of June 30, 2003, management has settled all of its outstanding lawsuits and has recorded the financial statement impact of such settlements. The Company is currently involved in disputes with various creditors regarding unpaid professional and other fees. A number of creditors have filed and obtained judgments against the Company for unpaid fees and services in the amount of $105,815. The Company has previously recorded this expense and has determined that these judgments will not have a material adverse impact on the Company's financial condition.

     Management does not believe that the contingencies described above (7(C), and 7(D)) will have a material adverse impact on the future financial condition of the Company.


NOTE 8.  GOING CONCERN

     The Company's consolidated financial statements for the fiscal year ended June 30, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's net loss of $1,869,031 and negative cash flows from operations of $123,566 for the fiscal year ended June 30, 2003, working capital deficiency of $4,044,795 and stockholders' deficiency of $5,960,174, raise substantial doubt about its ability to continue as a going concern.

     The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, implement its business plan and acquire an existing profitable business enterprise. Management anticipates that the issuance of securities under its Equity Line of Credit facility will generate sufficient resources for the continuation of the Company's operations and the implementation of its business plan.

     The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 9.  SUBSEQUENT EVENTS

     On July 9, 2003, a Special Shareholders Meeting was held approving the Company's Proxy Statement which sought a change in the Company's Articles of Incorporation increasing the authorized no par common stock from 200,000,000 to 5,000,000,000.

     On July 31, 2003, the Securities and Exchange Commission declared effective the Company's Registration Statement.

     On September 4, 2003, holders of the Company's 5% convertible debentures converted $82,375 of convertible debentures into 59,692,027 shares of the Company's common stock.

     On September 18, 2003, September 25, 2003 and October 1, 2003, the Company agreed to issue, in the aggregate, 85,787,623 shares of common stock for $200,000 to Cornell Capital Partners, L.P. under the terms of the Equity Line of Credit. The Company netted $192,500 after underwriting and escrow fees (See Note
5).