Form 10QSB
period 2003-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2003-11-13
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (check one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Three Months Ended September 30, 2003


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

As of October 31, 2003, there were 639,636,490 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets as of September 30, 2003
               (Unaudited) and June 30, 2003

             Condensed  Consolidated  Statements  of  Operations  for the  three months ended September 30, 2003 and 2002 (Unaudited)

             Condensed  Consolidated  Statement of Stockholders'  Deficiency for
               the three months ended September 30, 2003 (Unaudited)

             Condensed  Consolidated  Statements  of Cash  Flows  for the  three months ended September 30, 2003 and 2002 (Unaudited)

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.      OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,     JUNE 30,
                                                         2003            2003
                                                     (UNAUDITED)
                                                    ----------------------------
ASSETS
------

    CURRENT ASSETS

    Cash                                            $      1,455   $     22,527
                                                    -------------  -------------
    TOTAL CURRENT ASSETS                                   1,455         22,527
                                                    -------------  -------------

    OTHER ASSETS

    Security Deposits                                      7,700          7,700

    Deferred Financing Costs, net of
     accumulated amortization                             27,396         40,521
                                                    -------------  -------------
    TOTAL OTHER ASSETS                                    35,096         48,221
                                                    -------------  -------------

TOTAL ASSETS                                        $     36,551   $     70,748
                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES

    CURRENT LIABILITIES

    Accounts Payable                                $  1,299,283   $ 1,560,165

    Accrued Compensation                                 172,183        172,183

    Loan Payable to Shareholder                        1,055,736      1,055,736

    8% Note Payable-Current Portion                       57,831         57,831

    12% Note Payable                                      35,000         35,000

    5% Convertible Debentures due 1/04                   861,625        944,000

    Interest Payable                                     282,246        242,407

    Common Stock to be Issued                            290,000              -
                                                    -------------  -------------
    TOTAL CURRENT LIABILITIES                          4,053,904      4,067,322
                                                    -------------  -------------

    LONG-TERM LIABILITIES

    10% Secured Convertible Debentures due 11/04,
    net of discounts of $107,291 and $130,729             80,209         56,771

    8% Note Payable-Non Current Portion                  115,663        115,663

    Note Payable-ACT-Australia                         1,791,166      1,791,166
                                                    -------------  -------------
    TOTAL LONG TERM LIABILITIES                        1,987,038      1,963,600
                                                    -------------  -------------


TOTAL LIABILITIES                                      6,040,942      6,030,922
                                                    -------------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

    Preferred Stock, $.01 Par Value, 25,000,000
    Shares Authorized, none issued and outstanding             -              -

    Common Stock, No Par Value, 5,000,000,000 and
    200,000,000 Shares Authorized, 280,474,473
    and 198,852,622 shares issued and outstanding,
    respectively                                      26,077,380     25,945,005

    Deferred Commitment fees, net of accumulated
    amortization                                         (93,750)      (187,500)

    Accumulated Deficit                              (31,988,021)   (31,717,679)
                                                    -------------  -------------
    TOTAL STOCKHOLDERS' DEFICIENCY                    (6,004,391)    (5,960,174)
                                                    -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $     36,551   $     70,748
----------------------------------------------      =============  =============

       See accompany notes to condensed consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30
                                                    2003               2002
                                                -------------     -------------
REVENUES                                        $      -          $     -
                                                -------------     -------------
OPERATING EXPENSES

   Consulting Fees                                     -                 16,772

   Depreciation and Amortization                      106,875           104,750

   Professional Fees                                   69,020           292,409

   Other Selling, General and
   Administrative Expenses                             38,023            24,187
                                                -------------     -------------

TOTAL OPERATING EXPENSES                              213,918           438,118
                                                -------------     -------------

LOSS FROM OPERATIONS                                 (213,918)         (438,118)
                                                -------------     -------------

OTHER INCOME (EXPENSES)
   Forgiveness of Debt                                  6,853           -

   Lawsuit Settlement                                  -               (173,494)

   Interest Expense                                   (63,277)          (72,500)
                                                -------------     -------------


TOTAL OTHER EXPENSES                                  (56,424)         (245,994)
                                                -------------     -------------



NET LOSS                                        $    (270,342)    $    (684,112)
--------                                        =============     =============

Net Loss Per Share- Basic and
Dilutive                                        $      (0.001)    $      (0.006)
                                                =============     =============

Weighted Average Number of Shares
Outstanding During the Period-
Basic and Dilutive                                210,796,603       115,095,829
                                                =============     =============



       See accompany notes to condensed consolidated financial statements.

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                             (UNAUDITED)

                                                                                      DEFERRED
                                             COMMON STOCK             ACCUMLATED     COMMITMENT
                                    -----------------------------
                                       SHARES           AMOUNT          DEFICIT         FEES            TOTAL
                                    --------------  -------------------------------------------------------------

BALANCE AT JUNE 30, 2003            198,852,622     $ 25,945,005   $  (31,717,679)  $  (187,500)  $  (5,960,174)
------------------------

Stock issued for cash                21,929,824           50,000                                         50,000
Stock issued for conversion of
convertible debt                     59,692,027           82,375                                         82,375
Amortization of deferred
commitment fees                                                                          93,750          93,750

Net loss for the period                                                  (270,342)                     (270,342)
                                   ---------------   ------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2003       280,474,473     $ 26,077,380   $  (31,988,021)  $   (93,750)  $  (6,004,391)
                                   ===============  =============================================================



                                 See accompany notes to condensed consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS
                                                               ENDED
                                                           SEPTEMBER 30,
                                                      2003             2002
                                                   ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net loss                                         $  (270,342)     $  (684,112)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                        106,875          104,750

Lawsuit settlements                                        -          173,494

Debt discount expense                                 23,438                -

Forgiveness of debt                                   (6,853)               -

Changes in operating assets and liabilities:

(Increase) decrease in assets

 Prepaid expense                                           -            5,525

Increase (decrease) in liabilities:

  Accounts payable and accrued expenses             (254,029)        317,165

  Interest payable                                    39,839           72,500

  Common Stock to be Issued                          240,000                -
                                                 --------------   --------------
   Net cash used in operating activities            (121,072)         (10,678)
                                                 --------------   --------------


CASH FLOWS FROM FINANCING ACTIVITES:
------------------------------------

Proceeds from issuance of common stock                50,000                -

Proceeds from Common Stock to be issued               50,000                -
                                                 --------------   --------------
   Net cash provided by financing activities         100,000                -
                                                 --------------   --------------

Net decrease in cash                                 (21,072)         (10,678)

Cash at beginning of period                           22,527           11,093
                                                 --------------   --------------

CASH AT END OF PERIOD                            $     1,455      $       415
                                                 ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the quarter, the Company recorded $240,000 representing 85,714,285 shares of common stock to be issued for prior unpaid accrued professional fees (See
Note 4).

On September 4, 2003, debenture holders converted $82,375 of debentures into 59,692,027 shares of common stock.

During the three months ended September 30, 2002, the Company issued 4,250,000 shares of common stock valued at $100,407 in full settlement of the September 1999 12% Senior Secured Convertible Debentures.



       See accompany notes to condensed consolidated financial statements.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003


NOTE 1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

      Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

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

(B) PRINCIPLES OF CONSOLIDATION
-------------------------------

      The accompanying  condensed  consolidated financial statements include the
accounts  of  the  Company  and  its  inactive  subsidiaries.   All  significant
intercompany transactions and balances have been eliminated in consolidation.

(C) USE OF ESTIMATES
--------------------

      In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates

(D)  LOSS PER SHARE
-------------------

      Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

NOTE 2.     NOTES AND LOAN PAYABLE

(A) 8% NOTE PAYABLE
-------------------

      On November 14, 2002, the Company settled its litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issuing a three year 8% promissory note for $173,494 to

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003


reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest commencing December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. The current portion of the note payable of $57,831 has been classified as a current liability on the balance sheet.

      Interest of $12,299 was accrued on the note payable as of September 30, 2003.

(B) 12% NOTE PAYABLE
--------------------

      On June 19, 2003, the Company issued a 12% promissory note for $35,000. The face amount of this note plus interest shall be payable in its entirety 60 days from the date hereof. The note payable for $35,000 has been classified as a current liability on the balance sheet. The note plus interest was paid on October 1, 2003 in the amount of $36,188.


NOTE 3.     CONVERTIBLE DEBENTURES

5% CONVERTIBLE DEBENTURES DUE JANUARY 2004
------------------------------------------

      In January 2002, the Company issued, in the aggregate, $1 million of 5% Convertible Debentures to Cornell Capital Partners, LP and 15 other accredited individual investors.

      These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to 120% of the closing bid price of the common stock as of the closing date or $.40, whichever is higher, or (b) an amount equal to 80% of the average of the four lowest closing bid prices of the common stock for the five trading days immediately preceding the conversion date. These Convertible Debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These Convertible Debentures have a term of two years. At the Company's option, these debentures may be paid in cash at maturity or redeemed at a 20% premium prior to January 2004.

      The Company incurred $80,000 of financing costs associated with the 5% Convertible Debentures that is being amortized over the life of the debentures. Amortization of $10,000 was expensed for each of the three months ended September 30, 2003 and 2002, respectively.

      On September 4, 2003, debenture holders converted $82,375 of debentures into 59,692,027 shares of common stock. As of September 30, 2003, the balance due on these debentures after the aforementioned conversion is $861,625.

       On October 7, 2003, October 20, 2003 and October 21, 2003, the bondholders elected to convert $440,193 in the aggregate, of principal and interest into 209,589,932 shares of common stock. On October 28, 2003, bondholders agreed to forgive $65,847 of accrued interest. (See Note 8)

      As of September 30, 2003, interest of $251,562 is accrued on these debentures.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003


      The Convertible Debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. The amount attributable to the beneficial conversion feature of $250,000 is recorded as a discount on the debt and accreted over a 24 month period as interest expense in accordance with EITF 00-27. For the three months ended September 30, 2003, the Company accreted $23,438 of debt discount as interest expense.

      The Company incurred $25,000 of financing costs associated with these Convertible Debentures that is being amortized over the life of the debentures. Amortization expense of $3,125 related to these debentures was recorded for the three months ended September 30, 2003.

      As of September 30, 2003, the $187,500 balance due on these debentures, net of the related debt discount in the amount of $107,291, is $80,209.

      As of September 30, 2003, interest of $17,197 is accrued on these debentures.

NOTE 4.     COMMON STOCK TO BE ISSUED

During the three months ended September 30, 2003, the Company agreed to issue 23,041,474 and 85,714,285 shares of common stock to Cornell Capital Partners, L.P., and various officers and directors, respectively, in exchange for $50,000 of cash and $240,000 for prior unpaid accrued professional fees, respectively. On October 10, 2003 and October 3, 2003, these shares were issued to the above parties.

As of September 30, 2003, common stock to be issued, in the amount of $290,000 is included on the balance sheet as a current liability.


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

(A) EQUITY LINE OF CREDIT FACILITY
----------------------------------

      During the quarter, the Company issued 21,929,824 shares of common stock under the Equity Line of Credit facility for $50,000.

(B) STOCK ISSUED FOR CONVERTIBLE DEBENTURES
-------------------------------------------

      On September 4, 2003, the 5% convertible debenture holders converted $82,375 of debentures into 59,692,027 shares of common stock.

(C) STOCK ISSUED FOR SERVICES
-----------------------------

      On September 24, 2003, the Company's Board of Directors approved the issuance of 85,714,285 shares, in the aggregate, to various officers and directors having a value of $240,000 in the aggregate, based on the closing price of the stock the day prior to the request for issuance, in partial satisfaction of unpaid prior professional services. These shares were issued on October 3, 2003. (See Note 4)

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003


NOTE 6.     COMMITMENTS AND CONTINGENCIES

(A)  LEGAL MATTERS
------------------

      Management has settled all of its outstanding lawsuits and has previously recorded the financial statement impact of such settlements. The Company is currently involved in disputes with various creditors regarding unpaid professional and other fees. A number of creditors have filed and obtained judgments against the Company for unpaid fees and services in the amount of $105,815. The Company has previously recorded this expense and has determined that these judgments will not have a material adverse impact on the Company's financial condition. The Company is currently in settlement discussions with these judgment creditors.

       Management does not believe that the contingency described above will have a material adverse impact on the future financial condition of the Company.


NOTE 7.     GOING CONCERN

      The Company's consolidated financial statements for the three months ended September 30, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's net loss of $270,342 and negative cash flows from operations of $121,072 for three months ended September 30, 2003, working capital deficiency of $4,052,449 and stockholders' deficiency of $6,004,391, raise substantial doubt about its ability to continue as a going concern.

      The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, implement its business plan and invest in and/or acquire existing profitable business enterprises. Management anticipates that the issuance of securities under its Equity Line of Credit facility will generate sufficient resources for the continuation of the Company's operations and the implementation of its business plan. During October 2003, the Company reduced its contractual obligations by approximately $980,000 through a combination of bondholder conversions, debt forgiveness, settlements with creditors and the issuance of common stock.

      The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8.     SUBSEQUENT EVENTS

      On October 7, 2003, October 20, 2003 and October 21, 2003, the bondholders elected to convert $440,193 in the aggregate, of principal and interest into 209,589,932 shares of common stock. On October 28, 2003, bondholders agreed to forgive $65,847 of accrued interest. (See Note 3)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors that will have affected our financial condition and results of operations. Certain statements under this section may constitute "forward-looking statements". The following discussion should be read in conjunction with the June 30, 2003 audited financial statements and notes thereto included in the Company's Form 10-KSB.

FINANCIAL CONDITION

      We had net losses of $1,869,031 and $4,332,693 during the years ended June 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, we had a net loss of $270,342. As of September 30, 2003, we had a net loss of $270,342, cash of $1,455 and current liabilities of $4,053,904. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003 and 2002 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain funding via the periodic draw down of our Equity Line of Credit facility will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002


      OVERALL RESULTS OF OPERATIONS

      For the three months ended September 30, 2003 we incurred an overall loss of ($270,342) or ($.001) per share, which was a $413,770 decrease from the loss of ($684,112) or ($0.006) per share for the comparable period in the prior year.


      REVENUE

      No revenues were generated during either the three months ended September 30, 2003 or September 30, 2002.


      OPERATING EXPENSES

      Operating expenses for the three months ended September 30, 2003, were $213,918 and represent a $224,200 or 51% decrease in operating expenses of $438,118 for the comparative period ended September 30, 2002. Included in operating expenses for both periods is $106,875 and $104,750, respectively, of non-cash charges for depreciation and amortization attributable to deferred financing and commitment fees. Professional and consulting fees for the three months ended September 30, 2003 significantly decreased by $240,161 from $309,181 to $69,020 due to the decrease in legal fees as a result of the Company's settlement of all its remaining lawsuits and its withdrawal from the Australian litigation with Roger May and Advanced Communications (Australia).

      Other selling, general and administrative expenses increased $13,836 from the comparative three month period ended September 30, 2002 due to the additional cost associated with the Company's special shareholder meeting held in July 2003, and related proxy solicitation costs.


      OTHER EXPENSE

      Interest expense incurred for the three months ended September 30, 2003 was $63,277 and was attributable to quarterly interest on the Company's 10% Secured Convertible Debentures, the 5% $1,000,000 Convertible Debentures and the 8% Note Payable. Interest of $72,500 for the comparative three-month period ended September 30, 2002 was attributable entirely to accrued and default interest on the 5% $1,000,000 Convertible Debenture we issued in January 2002. In addition, during the three month period ended September 30, 2002, the Company recorded $173,494 of expense relating to the settlement of the Needham/DuPont lawsuit. No such expense was incurred during the comparative three month period ended September 30, 2003. Forgiveness of debt income of $6,853 for the three months ended September 30, 2003 was attributable to the favorable settlement of certain accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2003, our principal source of liquidity was $1,455 of cash. On July 16, 2003, we entered into a revised Equity Line of Credit Agreement with Cornell Capital Partners, L.P., a private limited partnership. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. The periodic sale of shares is known as an advance. We may request an advance every 5 trading days. A closing will be held 7 trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount, less the 3% retention. We may continue to request advances until Cornell Capital Partners, L.P. has advanced $30.0 million or July 31, 2005, two years after the effective date of our Registration Statement, whichever occurs first. The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period.

      During the three months ended September 30, 2003, the Company has made three advances under the Equity Line of Credit for an aggregate amount of $200,000 in exchange for agreeing to issue 85,787,624 shares of common stock to Cornell Capital Partners, L.P. As of October 1, 2003, the Company netted $192,500 from these advances after deducting fees and escrow agent expenses. With the Equity Line of Credit facility now available to us, we anticipate that we will, from time to time, request advances from Cornell Capital Partners, L.P. to provide us with sufficient working capital to reorganize and to pursue new business opportunities and/or investments.

      We anticipate that our cash needs over the next 12 months consist of general working capital needs of $300,000, plus the repayment of outstanding indebtedness of $4,053,904. These obligations include outstanding Convertible Debentures and interest thereon in the amount of $1,210,593, as well as accounts payable and accrued expenses in the amount of $1,299,283 and common stock to be issued in the amount of $290,000. As of September 30, 2003, we had a working capital deficiency of $4,052,449.

      The Company has total liabilities of $6,040,942 as of September 30, 2003. Included in this total are contractual obligations of $3,021,857. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                       PAYMENTS DUE BY PERIOD
                                                 ----------------------------------------------------------------------
                                                                   1  YEAR         2-3          4-5         AFTER 5
CONTRACTUAL OBLIGATIONS                             TOTAL          OR LESS        YEARS        YEARS         YEARS
Notes Payable and Interest Thereon               $   221,981*   $    98,078    $  123,903     $   --      $     --
Convertible Debentures and Interest Thereon        1,210,593      1,005,896       204,697         --            --
Accounts Payable and Accrued Expenses              1,299,283      1,299,283            --         --            --
Common Stock to be Issued                            290,000        290,000            --         --            --
                                                 -----------    -----------    ----------     ------      --------
  Total Contractual Obligations                  $ 3,021,857      2,693,257    $  328,600     $   --      $     --
                                                 ===========    ===========    ==========     ======      --------

-------------------------

   *  Excludes  $1,791,166 due to Advanced  Communications  (Australia).  The Company believes that this obligation has been cancelled by Advanced  Communications  (Australia) due to Advanced Communications  (Australia)'s  unilateral revocation of the Stock Purchase Agreement and is no longer obligated to pay this.



      During October 2003, the Company reduced its contractual obligations by approximately $980,000 through a combination of bondholder conversions, debt forgiveness, settlements with creditors and the issuance of common stock.

      Below is a discussion of our sources and uses of funds for the three months ended September 30, 2003:


      NET CASH USED IN OPERATING ACTIVITIES

      Net cash used in operating activities was $121,072 and $10,678 for the three months ended September 30, 2003 and 2002, respectively. The use of cash by operating activities was principally the result of net losses during both reporting periods together with a reduction in accounts payable for the three months ended September 30, 2003, offset by non cash charges for depreciation and amortization, debt discount expense, common stock to be issued and lawsuit settlements in the aggregate amount of $370,313 and $278,244 for the three months ended September 30, 2003 and 2002 respectively.

      NET CASH FROM INVESTING ACTIVITIES

      No cash was provided by or used in investing activities for the three months ended September 30, 2003 and 2002.


      NET CASH FROM FINANCING ACTIVITIES

      Net cash from financing activities for the three months ended September 30, 2003 was $100,000 and was from proceeds on the sale of common stock to Cornell Capital Partners, L.P., under the Company's Equity Line of Credit facility

COMPANY QUARTERLY STOCK PRICE

      PRICE RANGE OF COMMON STOCK

      Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of October 31, 2003, there were 639,636,490 common shares outstanding and approximately 500 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

      The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                =============================================================
                                                   HIGH BID    LOW BID
                                                   --------    -------
                =============================================================


                =============================================================
                2003
                =============================================================
                Quarter Ended September 30,         $ .080    $  .005
                2002
                Quarter Ended December 31, 2002       .015       .004
                Quarter Ended March 31, 2003          .010       .002
                Quarter Ended June 30, 2003           .011       .006

                =============================================================
                2004
                =============================================================
                Quarter Ended September 30, 2003    $ .007    $.00163


      Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

ITEM 3.  CONTROLS AND PROCEDURES

        As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

ITEM 1.  LEGAL PROCEEDINGS

      None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      All issuances of restricted stock have been valued based on the closing price of the stock as of the date the Company's Board of Directors approved the grant of shares or under the terms of the Company's Convertible Debentures.

      On October 7, 2003, October 20, 2003 and October 21, 2003 holders of our 5% Convertible Debentures elected to convert $188,746, $201,447 and $50,000 or $440,193 in the aggregate, of principal and interest into 91,181,642, 95,472,510 and 22,935,780 or 209,589,932 shares of common stock in the aggregate, respectively.

      On September 24, 2003, the Board of Directors approved the issuance of 85,714,285 shares in the aggregate of restricted common stock to various officers and directors having a value of $240,000 in the aggregate, in partial satisfaction of unpaid prior professional services. The shares were valued based on the closing price of the stock immediately prior to its issuance. The shares were issued on October 3, 2003.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5. OTHER INFORMATION

      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

EXHIBIT NO.   DESCRIPTION                                LOCATION
              ------------------------------------       -----------------------------
1.1           Exchange Agreement between MRC Legal       Incorporated by reference to
              Services Corporation and Advanced          Exhibit 1.1 to Company's Form
              Communications Technologies, Inc.          8-K filed on February 4, 2000
              dated as of January 31, 2000

EXHIBIT NO.   DESCRIPTION                                LOCATION
              ------------------------------------       -----------------------------

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

2.6           Bylaws, as currently in effect             Incorporated by reference to
                                                         Exhibit 3.2 to Form S-1
                                                         Registration Statement filed
                                                         on August 14, 2001

2.7           Fourth Amendment to Articles of            Incorporated by reference to
              Incorporation                              Exhibit 2.7 to the Form SB-2
                                                         filed with the SEC on March 5,
                                                         2002
2.8           Fifth Amendment to Articles of             Incorporated by reference to
              Incorporation                              Exhibit 2.8 to the Form SB-2
                                                         filed with the SEC on July 16,
                                                         2003

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
                                                         Statement filed on August 14,
                                                         2001

EXHIBIT NO.   DESCRIPTION                                LOCATION
              ------------------------------------       -----------------------------


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

10.11         Transfer Agent Instructions                Incorporated by reference to
                                                         Exhibit 10.11 to the Company's
                                                         Form 10-QSB filed on February
                                                         12, 2002

10.12         Escrow Agreement dated January 10,         Incorporated by reference to
              2002, by and among Advanced                Exhibit 10.12 to the Company's
              Communications Technologies, Inc.,         Form 10-QSB filed on February
              Buyers and First Union National Bank       12, 2002

10.13         Equity Line of Credit Agreement dated      Incorporated by reference to
              July 2003, by and between Cornell          Exhibit 10.13 to the Form SB-2
              Capital Partners, LP and Advanced          filed with the SEC on July 16,
              Communications Technologies, Inc.          2003

10.14         Registration Rights Agreement dated        Incorporated by reference to
              July 2003, by and between Advanced         Exhibit 10.14 to the Form SB-2
              Communications Technologies, Inc.          filed with the SEC on July 16,
                                                         2003

10.15         Placement Agent Agreement dated July       Incorporated by reference to
              2003, by and between Advanced              Exhibit 10.15 to the Form SB-2
              Communications Technologies, Inc. and      filed with the SEC on July 16,
              Westrock Advisors, Inc.                    2003

10.16         Escrow  Agreement dated July 2003,         Incorporated by reference to
              by and among Advanced                      Exhibit 10.16 to the Form SB-2
              Communications Technologies, Inc.,         filed with the SEC on July 16,
              Cornell Capital Partners, LP,              2003
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

10.19         Securities Purchase Agreement,             Incorporated by reference to
              dated November 2002, by and among          Exhibit 10.19 to the Company's
              Advanced Communications and Buyers         Form 10-KSB for the year ended
                                                         June 30, 2002 filed on
                                                         December 6, 2002

EXHIBIT NO.   DESCRIPTION                                LOCATION
              ------------------------------------       -----------------------------


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

10.25         Middletons Lawyers Letter, dated           Incorporated by reference to
              November 11, 2002, terminating the         Exhibit 10.25 to the Company's
              April 2000 Stock Purchase Agreement        Form 10-KSB for the year ended
              between Advanced Communications            June 30, 2002 filed on
              Technologies, Inc. and Advanced            December 6, 2002
              Communications (Australia)

10.26         Consulting Agreement dated July 1,         Incorporated by reference to
              2002, between Advanced                     Exhibit 10.26 to the Company's
              Communications and Randall H.              Third Amended Form 10-KSB for
              Prouty                                     the year ended June 30, 2002
                                                         filed on June 13, 2003
10.27         Proxy Statement, dated March 25,           Incorporated by reference to
              1999                                       Exhibit 10.27 to the Company's
                                                         Third Amended Form 10-KSB for
                                                         the year ended June 30, 2002
                                                         filed on June 13, 2003
31.1          Certification by Chief Executive
              Officer and Chief Financial Officer        Provided herewith
              pursuant to Sarbanes-Oxley Section
              302

32.1          Certification by Chief Executive
              Officer and Chief Financial Officer        Provided herewith
              pursuant to 18 U.S. C. Section 1350:

      (b)   REPORTS ON FORM 8-K.

            None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                                     By:     /S/ WAYNE I. DANSON
                                             -----------------------------------
                                     Name:   Wayne I. Danson
                                     Title:  President (Principal Executive
                                             Oficer), Chief Financial Officer
                                             (Principal Accounting Officer)
                                             and Director
                                     Date:   November 13, 2003