Form 10QSB
period 2003-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2004-02-13
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (check one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Six Months Ended December 31, 2003


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

           As of January 31, 2004, there were 1,244,482,094 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets as of December 31, 2003 (Unaudited) and June 30, 2003

           Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2003 and 2002 (Unaudited)

           Condensed Consolidated Statement of Stockholders' Deficiency for the six months ended December 31, 2003 (Unaudited)

           Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002 (Unaudited)

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                                    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                   DECEMBER 31, 2003             JUNE 30, 2003
                                                                                      (UNAUDITED)
                                                                               -------------------------------------------------
ASSETS
   Current Assets
    Cash                                                                       $        56,471                   $     22,527
                                                                               ---------------------------  --------------------
    Total Current Assets                                                                56,471                         22,527
                                                                               ---------------------------  --------------------
   Other Assets
    Prepaid expense/security deposits                                                   10,000                          7,700
    Deferred financing costs, net of accumulated amortization                           14,271                         40,521
                                                                               ---------------------------  --------------------
   Total Other Assets                                                                   24,271                         48,221
                                                                               ---------------------------  --------------------


TOTAL ASSETS                                                                   $        80,742                   $     70,748
                                                                               ===========================  ====================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
   Current liabilities

     Accounts payable                                                          $       400,697                   $  1,560,165
     Accrued compensation                                                                    -                        172,183
     Loan payable to shareholder                                                     1,055,736                      1,055,736
     8% note payable-current portion                                                    57,831                         57,831
     12% note payable                                                                        -                         35,000
     5% convertible debentures due 1/04                                                325,000                        944,000
     10% secured convertible debentures due 11/04, net of discount of $83,853          103,647                              -
     Interest payable                                                                   35,303                        242,407
                                                                               ---------------------------  --------------------
   Total Current Liabilities                                                         1,978,214                      4,067,322
                                                                               ---------------------------  --------------------

   Long-Term Liabilities
     10% secured convertible debentures due 11/04, net of discount of $130,729               -                         56,771
     8% note payable-non current portion                                                57,832                        115,663
     Note payable-ACT Australia                                                      1,791,166                      1,791,166
                                                                               ---------------------------  --------------------
   Total Long Term Liabilities                                                       1,848,998                      1,963,600
                                                                               ---------------------------  --------------------
TOTAL LIABILITIES                                                                    3,827,212                      6,030,922
                                                                               ---------------------------  --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $.01 par value, 25,000,000 shares authorized,
     none issued and outstanding                                                             -                              -
   Common stock, no par value,  5,000,000,000 and 200,000,000 shares authorized,
     1,044,430,196 and 198,852,622 shares issued and outstanding, respectively      27,791,150                     25,945,005
   Deferred commitment fees, net of accumulated amortization                                 -                       (187,500)
   Accumulated deficit                                                             (31,537,620)                   (31,717,679)
                                                                               ---------------------------  --------------------
   Total Stockholders' Deficiency                                                   (3,746,470)                    (5,960,174)
                                                                               ---------------------------  --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $        80,742                   $     70,748
                                                                               ===========================  ====================

                                See accompany notes to condensed consolidated financial statements

                                    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                      DECEMBER 31,                      DECEMBER 31,
                                                           -----------------------------------------------------------------------
                                                                  2003             2002             2003              2002
                                                           -----------------------------------------------------------------------
REVENUE                                                    $         -          $        -       $        -      $         -
                                                           -----------------------------------------------------------------------
OPERATING EXPENSES
     Consulting fees                                                 -               1,667                -           18,439

     Depreciation and amortization                             106,875             106,312          213,750          211,062

     Professional fees                                         122,527             171,147          191,547          463,556

     Other selling, general and administrative expenses         16,294              27,901           54,317           52,088
                                                           -----------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                   $   245,696          $  307,027       $  459,614      $   745,145
                                                           -----------------------------------------------------------------------

Loss From Operations                                          (245,696)           (307,027)        (459,614)        (745,145)
                                                           -----------------------------------------------------------------------
OTHER INCOME (EXPENSES)
     Forgiveness of debt                                       733,827                              740,680                -
     Lawsuit settlement                                              -             (15,000)               -         (188,494)
     Interest expense                                          (37,730)           (327,167)        (101,007)        (399,667)
                                                           -----------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSES)                                  696,097            (342,167)         639,673         (588,161)
                                                           -----------------------------------------------------------------------

NET INCOME (LOSS)                                          $   450,401          $ (649,194)      $  180,059      $(1,333,306)
                                                           =======================================================================

Net income (loss) per share-basic and dilutive             $      0.00          $   (0.005)      $     0.00      $     (0.01)
                                                           =======================================================================

Weighted average number of shares outstanding
 during the period-basic and dilutive                      763,357,062         118,798,274      487,076,833      116,947,051
                                                           =======================================================================

                                See accompany notes to condensed consolidated financial statements

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                             FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                                             (UNAUDITED)

                                                                       COMMON STOCK                         DEFERRED
                                                       --------------------------------    ACCUMULATED     COMMITMENT
                                                           SHARES           AMOUNT           DEFICIT          FEES         TOTAL
                                                       --------------  -------------------------------------------------------------
BALANCE AT JUNE 30, 2003                                 198,852,622   $  25,945,005     $ (31,717,679)   $  (187,500)  $(5,960,174)
                                                       --------------  -------------------------------------------------------------

Stock issued for cash, net                               273,613,641         684,125                                        684,125

Stock issued for conversion of convertible debt
  and accrued interest                                   429,690,125         788,820                                        788,820

Amortization of deferred commitment fees                                                                      187,500       187,500

Stock issued for accounts payable                        125,297,618         335,000                                        335,000

Stock issued in settlement of creditor claims             16,976,190          38,200                                         38,200

Net income for the period                                                                      180,059                      180,059
                                                       --------------  -------------------------------------------------------------

                                                        1,044,430,196  $  27,791,150     $ (31,537,620)   $         -   $(3,746,470)
BALANCE AT DECEMBER 31, 2003                           ==============  =============================================================


                                 See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                         FOR THE SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                               ------------------------------------------------
                                                                                      2003                       2002
                                                                               ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                              $      180,059             $     (1,333,306)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization                                                       213,750                      211,062

  Stock issued in exchange for services                                                     -                       5,000

  Lawsuit settlements                                                                       -                      173,494

  Debt discount expense                                                                46,876                      250,000

  Forgiveness of debt                                                                (740,680)                           -

Changes in operating assets and liabilities:

  (Increase) decrease in assets

  Prepaid expense/security deposits                                                    (2,300)                       5,525

Increase (decrease) in liabilities:

  Accounts payable and accrued expenses                                              (303,143)                     430,840

  Interest payable                                                                     48,088                      149,667
                                                                                      -----------------------------------------
Net cash used in operating activities                                                (557,350)                    (107,718)
                                                                                     ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net                                           684,125                            -

Repayment of short term and installment debt                                          (92,831)                           -

Proceeds from issuance of convertible debt, net                                             -                      100,000
                                                                                      ---------------------------------------

Net cash provided by financing activities                                             591,294                      100,000
                                                                                      ---------------------------------------

Net increase (decrease) in cash                                                        33,944                       (7,718)

Cash at beginning of period                                                            22,527                       11,093
                                                                                      ---------------------------------------

CASH AT END OF PERIOD                                                                $ 56,471             $          3,375
                                                                                     ========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid                                                                        $  6,043             $              0
                                                                                     ========================================
Income Taxes Paid                                                                    $      0             $              0
                                                                                     =========================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended December 31, 2003, the Company recorded $373,200 representing 142,273,808 shares of restricted common stock issued for prior unpaid accrued professional fees and various creditor settlements (See Note 5).

During the six months ended December 31, 2003, debenture holders converted $619,000 and $169,820 of principal and interest, respectively, into 338,876,567 and 90,813,558 of common stock respectively.

During the six months ended December 31, 2002, the Company issued 4,250,000 shares of restricted common stock valued at $100,407 in full settlement of the September 1999 12% Senior Secured Convertible Debentures.

During the six months ended December 31, 2002, the Company issued 500,000 shares of restricted common stock valued at $5,000 in partial satisfaction of unpaid prior legal and consulting fees.

During the six months ended December 31, 2002, the Company converted $125,000 of accrued interest into 10% Secured Convertible
Debentures.

                                See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying  unaudited  condensed  consolidated  financial  statements include the results of Advanced Communications Technologies, Inc. (the "Company") and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. The financial statements reflect all adjustments of a recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial statements.

     Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

(A)  ORGANIZATION

     Advanced Communications Technologies, Inc., a Nevada corporation, was incorporated on April 30, 1998 and was inactive from its date of formation until April 1999 when it merged with and into the Company, a Florida corporation, in a reverse merger. In consideration for 90% of the stock of the Company, Advanced Communications Technologies, Inc (Nevada) (of which Roger May, our former Chairman and CEO was the principal shareholder) transferred all of its assets which included all of the rights and interest in the SpectruCell technology for the North and South American territories. For accounting purposes, the merger was treated as an acquisition of all of the assets of the Company and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On July 1, 2001, AGC ceased operations and has been inactive since this date. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart"), an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. On December 9, 2003 and December 17, 2003, the Company formed Hudson Street Investments, Inc. ("Hudson Street") and SpectruCell, Inc., respectively, both wholly-owned subsidiaries. Hudson Street was formed for the purpose of holding the Company's investment in Yorkville Advisors Management LLC (see footnote 8) and SpectruCell, Inc was formed for the purpose of holding the Company's rights in the SpectruCell technology acquired in the above-referenced merger. Both Hudson Street and SpectruCell, Inc were inactive as of December 31, 2003.

(B)  PRINCIPLES OF CONSOLIDATION

     The accompanying  condensed  consolidated  financial statements include the
accounts  of  the  Company  and  its  inactive  subsidiaries.   All  significant
intercompany transactions and balances have been eliminated in consolidation.

(C)  USE OF ESTIMATES

     In preparing consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates

(D)  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the three and six months ended December 31, 2002, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 2.  CREDITOR SETTLEMENTS AND DEBT FORGIVENESS

     During the three months ended December 31, 2003, the Company negotiated, settled and/or converted approximately $2,200,000 of accounts payable and accrued liabilities and convertible debentures at a discount to face generating $733,827 of forgiveness of debt income. For the six months ended December 31, 2003, the Company realized $740,680 of forgiveness of debt income arising from such negotiations.

NOTE 3.  NOTES AND LOAN PAYABLE

(A)  8% NOTE PAYABLE

     On November 14, 2002, the Company settled its litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issued a three year 8% promissory note for $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest, the first of which was due on December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. The current portion of the note payable of $57,831 has been classified as a current liability on the balance sheet.

     On November 24, 2003, the Company paid the first loan installment of $57,831 plus accrued interest of $4,855.

     Interest of $10,496 was accrued on the remaining balance of the note payable as of December 31, 2003.

(B)  12% NOTE PAYABLE

     On June 19, 2003, the Company issued a 12% promissory note for $35,000. The face amount of this note plus interest was payable in its entirety 60 days from the date thereof. The note payable for $35,000 has been classified as a current liability on the balance sheet. The note plus interest was paid on October 1, 2003 in the amount of $36,188.

NOTE 4.  CONVERTIBLE DEBENTURES

5% CONVERTIBLE DEBENTURES DUE JANUARY 2004

     In January 2002, the Company issued, in the aggregate, $1 million of 5% Convertible Debentures to Cornell Capital Partners, LP and 15 other accredited individual investors.

     These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to 120% of the closing bid price of the common stock as of the closing date or $.40, whichever is higher, or (b) an amount equal to 80% of the average of the four lowest closing bid prices of the common stock for the five trading days immediately preceding the conversion date. These Convertible Debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These Convertible Debentures have a term of two years. At the Company's option, these debentures may be paid in cash at maturity or redeemed at a 20% premium prior to January 2004. The Company incurred $80,000 of financing costs associated with the 5% Convertible Debentures that is being amortized over the life of the debentures. Amortization of $20,000 was expensed for each of the six months ended December 31, 2003 and 2002, respectively.

     During the six months ended December 31, 2003, debenture holders converted $619,000 of debentures into 338,876,567 shares of common stock and converted $169,820 of accrued interest into 90,813,558 shares of common stock. As of December 31, 2003, the balance due on these debentures after the aforementioned conversions is $325,000.

     As of February 2, 2004, the bondholders elected to convert the balance of principal and accrued interest in the amount of $328,861 into 155,593,145 shares of common stock (see footnote 8).

     On October 28, 2003 and November 10, 2003, bondholders agreed to forgive $85,372 of accrued interest, in the aggregate.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                   (UNAUDITED)


     As of December 31, 2003, interest of $2,936 is accrued on these debentures.


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

     The Convertible Debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. The amount attributable to the beneficial conversion feature of $250,000 is recorded as a discount on the debt and accreted over a 24 month period as interest expense in accordance with EITF 00-27. For the six months ended December 31, 2003, the Company accreted $46,876 of debt discount as interest expense.

     The Company incurred $25,000 of financing costs associated with these Convertible Debentures that is being amortized over the life of the debentures. Amortization expense of $6,250 related to these debentures was recorded for the six months ended December 31, 2003.

     As of December 31, 2003, the $187,500 balance due on these debentures, net of the related debt discount in the amount of $83,853, is $103,647.

     As of December 31, 2003, interest of $21,871 is accrued on these debentures.

NOTE 5.  STOCKHOLDERS' DEFICIENCY

     On July 9, 2003, the Company's stockholders authorized a change in the Company's Articles of Incorporation increasing the authorized no par value common shares from 200,000,000 to 5,000,000,000. A Certificate of Amendment to the Company's Articles of Incorporation reflecting the above change was filed with the Florida Secretary of State on July 10, 2003.

(A)  EQUITY LINE OF CREDIT FACILITY

     During the six months ended December 31, 2003, the Company issued 273,613,641 shares of common stock under the Equity Line of Credit facility for $725,000. The Company netted $684,125 from these issuances after deducting escrow agent expenses and other direct costs totaling $40,875 that has been recorded as a reduction of additional paid-in capital as of December 31, 2003.

(B)  STOCK ISSUED FOR CONVERTIBLE DEBENTURES

     During the six months ended December 31, 2003, the 5% convertible debenture holders converted $619,000 of debentures and $169,820 of accrued interest into 338,876,567 and 90,813,558 shares of common stock, respectively.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                   (UNAUDITED)


(C)  STOCK ISSUED FOR SERVICES

     On September 24, 2003, the Company's Board of Directors approved the issuance of 85,714,285 shares of restricted common stock, in the aggregate, to various officers and directors having a value of $240,000 in the aggregate, based on the closing price of the stock the day prior to the issuance, in partial satisfaction of unpaid prior professional services. These shares were issued on October 3, 2003. During November 2003, the Company's Board of Directors approved the issuance of 39,583,333 shares of restricted common stock, in the aggregate, to various officers and directors having a value of $95,000 in the aggregate, in partial settlement of unpaid prior professional fees. During November and December 2003, the Company's Board of Directors approved the issuance of 16,976,190 shares of restricted common stock having a value of $38,200 in the aggregate, to various creditors in full satisfaction of their claims.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

(A)  LEGAL MATTERS

     Management has settled all of its outstanding lawsuits and has previously recorded the financial statement impact of such settlements. During the three months ended December 31, 2003, the Company has settled all but a few minor disputes with its creditors. Two creditors have filed and obtained judgments against the Company for unpaid fees and services in the amount of $21,064 and one creditor has filed a lawsuit against the Company for the recovery of its claims. The Company has previously recorded this expense and has determined that these judgments and lawsuit will not have a material adverse impact on the Company's financial condition. The Company is currently in settlement discussions with these creditors.

     On February 5, 2004, the Company filed suit in California against Advanced Communications (Australia), Roger May, Global Communications Technologies
Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions of such defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved as a result of such wrongful actions.

(B)  LEASE

     During the three months ended December 31, 2003, the Company entered into a Termination of Lease Agreement with its California landlord. Under the terms of the Termination of Lease Agreement, the Company agreed to make a one time payment of $35,000 to the landlord in exchange for the release of all claims against the Company for all unpaid past accrued rent in the amount of $133,400 and the remaining 14 month lease obligation in the amount of $109,634.

     Management does not believe that the contingency described in (A) above will have a material adverse impact on the future financial condition of the Company.

NOTE 7.  GOING CONCERN

     The Company's consolidated financial statements for the six months ended December 31, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's net income of $180,059, negative cash flows from operations of $557,350 for the six months ended December 31, 2003, working capital deficiency of $1,921,743 and stockholders' deficiency of $3,746,470, as of December 31, 2003, raise substantial doubt about its ability to continue as a going concern.

     The ability of the Company to continue as a going concern is dependent on the Company's ability to implement its business plan and invest in and/or acquire existing profitable business enterprises. On January 14, 2004, the Company, through its wholly-owned subsidiary, Hudson Street acquired a minority interest in Yorkville Advisors Management, LLC, a privately owned investment management firm. Management anticipates that projected distributions from this investment along with the periodic issuance of securities under its Equity Line of Credit facility, if necessary, will generate sufficient resources for the continuation and expansion of the Company's operations. During the three months ended December 31, 2003, the Company reduced its contractual obligations by approximately $2,200,000 through a combination of bondholder conversions, debt forgiveness, settlements with creditors and the issuance of common stock.

     The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                   (UNAUDITED)


NOTE 8.  SUBSEQUENT EVENTS

     During January and February 2004, bondholders elected to convert the balance of principal of $325,000 and accrued interest of $3,861 or $328,861 of the 5% convertible debentures into 155,593,145 shares of common stock.

     On January 22, 2004, the Company announced that on January 14, 2004, Hudson Street, its wholly-owned subsidiary acquired a minority interest in Yorkville Advisors Management, LLC, a privately owned investment management firm and the portfolio manager of Cornell Capital Partners, L.P.

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

FINANCIAL CONDITION

     We had net losses of $1,869,031 and $4,332,693 during the years ended June 30, 2003 and 2002, respectively. For the six months ended December 31, 2003, we generated net income of $180,059. As of December 31, 2003, we had cash of $56,471 and current liabilities of $1,978,214. As of June 30, 2003, our current liabilities amounted to $4,067,322. During the three months ended December 31, 2003, we reduced our liabilities by approximately $2,200,000 through a combination of bondholder conversions, debt forgiveness, settlements with creditors and the issuance of common stock in satisfaction of creditor claims. On January 14, 2004, we acquired a minority interest in Yorkville Advisors Management, LLC, a privately held investment management company. We anticipate that future distributions from this investment and periodic draw downs, if necessary, of our Equity Line of Credit facility will provide us with sufficient working capital to meet our current liabilities, continue our operations and to execute our business/investment expansion plans.

     Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003 and 2002 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, and generate sufficient revenues to become profitable. Our ability to implement our business plan and expand our business and investment interests will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2003 TO THE THREE MONTHS ENDED DECEMBER 31, 2002

     OVERALL RESULTS OF OPERATIONS

     For the three months ended December 31, 2003 we generated net income of $450,401, which was a $1,099,595 increase from the loss of ($649,194) or ($0.005) per share for the comparable period in the prior year.

     The substantial increase in net income for the three months ended December 31, 2003 over the comparative period was a result of the Company generating $733,827 of forgiveness of debt income due to favorable settlements with its accounts payable creditors and the reduction of interest bearing debt during the quarter which generated an overall reduction in interest expense in the amount of $289,437 during the three months ended December 31, 2003 compared with the prior period.

     REVENUE

     No revenues were generated during either the three months ended December 31, 2003 or December 31, 2002.

     OPERATING EXPENSES

     Operating expenses for the three months ended December 31, 2003, were $245,696 and represent a modest decrease in operating expenses from $307,027 for the comparative period ended December 31, 2002. Included in operating expenses for both periods is $106,875 and $106,312, respectively, of non-cash charges for amortization attributable to deferred financing and commitment fees. Professional and consulting fees for the three months ended December 31, 2003 decreased by $50,287 from $172,814 to $122,527 due to the decrease in legal fees as a result of the Company's settlement of all its remaining lawsuits and its withdrawal from the Australian litigation with Roger May and Advanced Communications (Australia) during fiscal 2003.

     Other selling, general and administrative expenses decreased by $11,607 from the comparative three month period ended December 31, 2002 due to the termination in November 2003 of the Company's California office lease.

     OTHER INCOME (EXPENSE)

     During the three months ended December 31, 2003, the Company incurred interest expense of $37,730 that was attributable to $14,292 of accrued interest on the Company's 10% Secured Convertible Debentures, the outstanding 5% $1,000,000 Convertible Debentures and the 8% Note Payable and $23,438 of debt discount expense treated as interest attributable to the beneficial conversion feature of the Company's 10% Secured Convertible Debentures. Forgiveness of debt income of $733,827 for the three months ended December 31, 2003 was attributable to the favorable settlement of a majority of the Company's accounts payable and accrued expenses in the amount of $648,455 and the forgiveness of interest expense in the amount of $85,372 by certain of the 5% convertible debenture holders.

     Interest expense incurred for the three months ended December 31, 2002 was $327,167 and was principally attributable to $250,000 of intrinsic interest on the beneficial conversion feature of the Company's 10% Secured Convertible Debentures due November 2004, $72,500 of accrued and default interest on the 5% $1,000,000 Convertible Debentures due January 2004 and $1,889 of interest on the 8% Note Payable due 2005. During the quarter, the Company also converted $125,000 of accrued and default interest on its 5% $1,000,000 Convertible Debentures due January 2004 into the Company's 10% $250,000 Secured Convertible Debentures that it issued in November 2002. During the three month period ended December 31, 2002, the Company also recorded, in accordance with paragraphs 8(a) and 35 of FASB 5, $15,000 of expense relating to the settlement of the Star MultiCare lawsuit. No such expense was incurred during the comparative three month period ended December 31, 2003 as the Company settled all of its lawsuits in prior periods.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2003 TO THE SIX MONTHS ENDED DECEMBER 31, 2002

     OVERALL RESULTS OF OPERATIONS

     For the six months ended December 31, 2003, the Company earned net income of $180,059, as compared to an overall net loss of ($1,333,306) or ($.01) per share, for the comparative six months ended December 31, 2002. The turnaround of the Company's six month results of operations for the period ended December 31, 2003 or $1,513,365 is a result of the Company negotiating and settling a majority of its accounts payable and other liabilities at a substantial discount and generating forgiveness of debt income in the amount of $740,680 along with a $487,154 reduction in interest expense and lawsuit settlements.

     REVENUE

     No revenues were generated during either the six months ended December 31, 2003 or December 31, 2002.

     OPERATING EXPENSES

     Operating expenses for the six months ended December 31, 2003, were $459,614 and represent a $285,531 or 38% decrease in operating expenses of $745,145 for the comparative period ended December 31, 2002. Included in operating expenses for both periods is $213,750 and $211,062 respectively, of depreciation and amortization attributable to the depreciation of our office property and equipment and amortization attributable to deferred financing and commitment fees. Professional and consulting fees for the six months ended December 31, 2003 decreased by $290,448 over the comparable six month period ended December 31, 2002 due to the decrease in legal fees associated with the Company's settlement of all its remaining lawsuits and its litigation with Roger May and Advanced Communications (Australia) during the six months ended December 31, 2002. All of the legal and professional fees that were incurred during the six months ended December 31, 2002 were settled at a substantial discount during the six months ended December 31, 2003.

     Other selling, general and administrative expenses increased marginally by $2,229 from $52,088 to $54,317 for the six months ended December 31, 2003, principally due to the additional proxy and stock solicitation costs associated with our shareholder meeting in July 2003.

     OTHER INCOME (EXPENSE)

     During the six months ended December 31, 2003, the Company incurred interest expense of $101,007 which was attributable to $54,131 of accrued interest on the Company's 10% Secured Convertible Debentures, the outstanding 5% $1,000,000 Convertible Debentures and the 8% Note Payable and $46,876 of debt discount expense treated as interest attributable to the beneficial conversion feature of the Company's 10% Secured Convertible Debentures. Forgiveness of debt income of $740,680 for the six months ended December 31, 2003 was attributable to the favorable settlement of a majority of the Company's accounts payable and accrued expenses at a substantial discount and the forgiveness of accrued interest by certain 5% convertible bondholders.

     Interest expense incurred for the six months ended December 31, 2002 was $399,667 and was principally attributable to $250,000 of intrinsic interest on the beneficial conversion feature of the Company's 10% Secured Convertible Debentures due November 2004, $145,000 of accrued and default interest on the 5% $1,000,000 Convertible Debentures due January 2004, $1,889 of interest on the 8% Note Payable due 2005 and $2,778 of interest on the 10% $250,000 Secured Convertible Debentures issued November 2002. During the six month period ended December 31, 2002, the Company settled its remaining two lawsuits and recorded $188,494 of settlement expense in accordance with paragraphs 8(a) and 35 of FASB
5. No such expense was incurred during the comparative six month period ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, our principal source of liquidity was $56,471 of cash. On July 16, 2003, we entered into a new Equity Line of Credit Agreement with Cornell Capital Partners, L.P., a private limited partnership. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. The periodic sale of shares is known as an advance.

     During the six months ended December 31, 2003, the Company has made advances under the Equity Line of Credit for an aggregate amount of $725,000 in exchange for issuing 273,613,641 shares of common stock to Cornell Capital Partners, L.P. The Company netted $684,125 from these advances after deducting escrow agent expenses and other direct costs totaling $40,875 that has been recorded as a reduction of additional paid-in capital as of December 31, 2003. On January 14, 2004, the Company, through its wholly-owned subsidiary, Hudson Street Investment, LLC ("Hudson Street") acquired a minority interest in Yorkville Advisors Management, LLC, a privately owned investment management firm and the portfolio manager of Cornell Capital Partners, L.P. Management anticipates that projected distributions from this investment along with the periodic issuance of securities under its Equity Line of Credit facility, if necessary, will generate sufficient cash resources for the continuation and expansion of the Company's operations. The Company is of the belief that based on its anticipated cash flows from Hudson Street's investment and the availability of its Equity Line of Credit facility, the Company's financial position has been favorably stabilized and it will have sufficient cash resources to pursue its business plan of acquisition, investment and expansion.

     We anticipate that our cash needs over the next 12 months consist of general working capital needs of $300,000, plus the repayment of outstanding indebtedness of $922,478. These obligations include outstanding Convertible Debentures and interest thereon in the amount of $453,454, as well as accounts payable and accrued expenses in the amount of $400,697. As of December 31, 2003, we had a working capital deficiency of $1,921,743.

     The Company had total liabilities of $3,827,212 as of December 31, 2003. Included in this total are contractual obligations of $980,310. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                            PAYMENTS DUE BY PERIOD
                                                 ---------------------------------------------------------------------------
                                                                        1               2-3             4-5          AFTER 5
CONTRACTUAL OBLIGATIONS                              TOTAL         YEAR OR LESS        YEARS           YEARS          YEARS
---------------------------------------------    ---------------------------------------------------------------------------
Notes Payable and Interest Thereon               $   126,159*    $    63,080     $    63,079     $        --     $        --
Convertible Debentures and Interest Thereon          453,454         453,454              --              --              --
Accounts Payable and Accrued Expenses                400,697         400,697              --              --              --
                                                          --              --              --              --              --
                                                 -----------     -----------     -----------     -----------     -----------
  Total Contractual Obligations                  $   980,310     $   917,231     $    63,079     $        --     $        --
                                                 ===========     ===========     ===========     ===========     ===========

============================================================================================================================

                                                            12

* Excludes $1,791,166 due to Advanced Communications (Australia) under the Stock Purchase Agreement dated April 5, 2000. The Company believes that this obligation is not enforceable as a result of Advanced Communications (Australia)'s improper unilateral revocation of the Stock Purchase Agreement and other wrongful acts of Advanced Communications (Australia), Roger May and related parties. Also excludes $1,055,736 due to Roger May and/or Global Communications Technologies Limited and/or Global Communications Technologies Pty Ltd for monies provided to the Company. The Company believes it is not obligated to pay these amounts as a result of wrongful acts of such parties against the Company. On February 5, 2004, the Company filed suit in California seeking a judgment against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages related to their wrongful acts against the Company. The Company's damages claims exceed the $2,846,902 allegedly due such defendants. The Company also seeks in the action to have its obligations under the Stock Purchase Agreement and other arrangements clarified as to such defendants.

     During the three months ended December 31, 2003, the Company reduced its contractual obligations by approximately $2,200,000 through a combination of bondholder conversions, debt forgiveness, settlements with creditors and the issuance of common stock.

     As of February 2, 2004, the 5% convertible bondholders converted the remainder of the Company's outstanding obligation of $325,000 including accrued interest of $3,861 into common stock.

     Below is a discussion of our sources and uses of funds for the six months ended December 31, 2003:

     NET CASH USED IN OPERATING ACTIVITIES

     Net cash used in operating activities was $557,350 and $107,718 for the six months ended December 31, 2003 and 2002, respectively. The use of cash by operating activities for the six months ended December 31, 2003 was principally from a reduction in accounts payable in the amount of $303,143, and an increase in debt forgiveness income offset by non-cash charges for amortization and debt discount expense. The use of cash in operating activities for the six months ended December 31, 2002 was principally the result of a net loss during the period reduced by an increase in accounts payable and accrued interest in the amount of $580,507 and by non-cash charges for depreciation and amortization, debt discount expense, common stock issued in exchange for services and lawsuit settlements in the aggregate amount of $639,556.

     NET CASH FROM INVESTING ACTIVITIES

     No cash was provided by or used in investing activities for the six months ended December 31, 2003 and 2002.

     NET CASH FROM FINANCING ACTIVITIES

     Net cash from financing activities for the six months ended December 31, 2003 of $684,125 and was from net proceeds on the sale of common stock to Cornell Capital Partners, L.P., under the Company's Equity Line of Credit facility, offset by the repayment of short-term and installment debt in the amount of $92,831. Net cash of $100,000 from financing activities for the six months ended December 31, 2002 was from the net proceeds on the $250,000 10% Secured Convertible Debentures issued in November 2002.

COMPANY QUARTERLY STOCK PRICE

     PRICE RANGE OF COMMON STOCK

     Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of January 31, 2004, there were 1,244,482,094 common shares outstanding and approximately 500 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

     The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                   HIGH BID         LOW BID
                                                  ---------        ---------
      2003
      Quarter Ended September 30, 2002              $ .080           $ .005
      Quarter Ended December 31, 2002                 .015             .004
      Quarter Ended March 31, 2003                    .010             .002
      Quarter Ended June 30, 2003                     .011             .006

      2004
      Quarter Ended September 30, 2003               $.007          $.00163
      Quarter Ended December 31, 2003              $.00363          $.00169
                                                  ---------        ---------

     Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

ITEM 3.  CONTROLS AND PROCEDURES

     As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

ITEM 1.  LEGAL PROCEEDINGS

     On February 5, 2004, the Company filed a lawsuit in the Orange County Superior Court in California against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions taken by the defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved as a result of such wrongful actions.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     All issuances of restricted stock have been valued based on the closing price of the stock as of the date the Company's Board of Directors approved the grant of shares or under the terms of the Company's Convertible Debentures.

     On January 8, 2004, the Board of Directors approved the issuance of 1,000,000 shares of restricted common stock to Mr. Steve Black for professional services rendered to the Company. The stock was valued at $.00281 per share or $2,810, the closing bid price of the stock on the date approved by the Board.

     On January 5, 2004, January 7, 2004, January 15, 2004, January 22, 2004, and February 2, 2004, holders of our 5% Convertible Debentures converted $25,000, $50,000, $75,000, $75,000, and $103,861 or $328,861 in the aggregate, of principal and interest at conversion prices of $.001676, $.001776, $.002076, $.00238, and $.002314 per share into 14,916,468, 28,153,153, 36,127,168,
31,512,605,  and  44,883,751  or  155,593,145  shares  of common  stock,  in the aggregate, respectively.

     On December 3, 2003 and December 17, 2003, the Board of Directors approved the issuance of 8,142,857 shares of restricted common stock having a value of $17,000 or $.0020 per share, to various creditors in full satisfaction of their claims.

     On December 3, 2003, holders of our 5% Convertible Debentures elected to convert $85,252 of principal and accrued interest at a conversion price of $.001716 per share into 49,680,653 shares of common stock.

     On November 3, 2003 and November 10, 2003, holders of our 5% Convertible Debentures elected to convert $25,000 and $156,000 or $181,000 of principal and accrued interest, in the aggregate, at conversion prices of $.00189 and $.0016 per share into 13,227,513 and 97,500,000 or 110,727,513 shares of common stock in the aggregate, respectively.

     On October 31, 2003, the Board of Directors approved the issuance of 39,583,333 shares in the aggregate of restricted common stock to various officers and directors having a value of $95,000 in the aggregate, in partial satisfaction of unpaid prior professional services. The shares were valued based on the closing price of the stock or $.0024 per share, immediately prior to its issuance. The shares were issued on November 4, 2003. On that same date, the Board of Directors also approved the issuance of 8,833,333 of restricted common stock to various creditors in full satisfaction of their claims. The stock was also valued at $.0024 per share.

     On October 7, 2003, October 20, 2003 and October 21, 2003 holders of our 5% Convertible Debentures elected to convert $188,746, $201,447 and $50,000 or $440,193 in the aggregate, at conversion prices of $.00207, $.00211 and $.00218 per share, of principal and interest into 91,181,642, 95,472,510 and 22,935,780 or 209,589,932 shares of common stock in the aggregate, respectively.

     With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933 (the "1933 Act"). These offerings may have qualified for other exemptions as well. In each instance, the purchaser had access to sufficient information regarding Advanced Communications Technologies, Inc. so as to make an informed investment decision. More specifically, Advanced Communications Technologies, Inc. had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act, which information was based on representations received from such investors, and otherwise had the requisite sophistication to make an investment in Advanced Communications Technologies, Inc.'s securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On January 14, 2004, Hudson Street Investments, LLC, a newly formed special purpose business entity wholly owned by the Company, acquired a minority interest in Yorkville Advisors Management, LLC, the portfolio manager of Cornell Capital Partners, LP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

EXHIBIT NO.     DESCRIPTION                                             LOCATION
                -----------------------------------------------------   --------------------------------------------
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
                                                                        2000

2.3             Third Amendment to Articles of Incorporation of         Incorporated by reference to Exhibit 2.3 to
                Forum International, Inc.                               the Company's Form S-8 filed on February 9,
                Media                                                   2000

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

2.6             Bylaws, as currently in effect                          Incorporated by reference to Exhibit 3.2 to
                                                                        Form S-1 Registration Statement filed on
                                                                        August 14, 2001

EXHIBIT NO.     DESCRIPTION                                             LOCATION
                -----------------------------------------------------   --------------------------------------------
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

10.11           Transfer Agent Instructions                             Incorporated by reference to Exhibit 10.11 to
                                                                        the Company's Form 10-QSB filed on February
                                                                        12, 2002

10.12           Escrow Agreement dated January 10, 2002, by and among   Incorporated by reference to Exhibit 10.12 to
                Advanced Communications Technologies, Inc., Buyers      the Company's Form 10-QSB filed on February
                and First Union National Bank                           12, 2002

EXHIBIT NO.     DESCRIPTION                                             LOCATION
                -----------------------------------------------------   --------------------------------------------
10.13           Equity Line of Credit Agreement dated July 2003, by     Incorporated by reference to Exhibit 10.13 to
                and between Cornell Capital Partners, LP and Advanced   the Form SB-2 filed with the SEC on July 16,
                Communications Technologies, Inc.                       2003

10.14           Registration Rights Agreement dated July 2003, by and   Incorporated by reference to Exhibit 10.14 to
                between Advanced Communications Technologies, Inc.      the Form SB-2 filed with the SEC on July 16,
                                                                        2003

10.15           Placement Agent Agreement dated July 2003, by and       Incorporated by reference to Exhibit 10.15 to
                between Advanced Communications Technologies, Inc.      the Form SB-2 filed with the SEC on July 16,
                and Westrock Advisors, Inc.                             2003

10.16           Escrow Agreement dated July 2003, by and among          Incorporated by reference to Exhibit 10.16 to
                Advanced Communications Technologies, Inc., Cornell     the Form SB-2 filed with the SEC on July 16,
                Capital Partners, LP, Butler Gonzalez LLP and First     2003
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

10.20           Investor Registration Rights Agreement, dated           Incorporated by reference to Exhibit 10.20 to
                November 2002, by and among Advanced Communications     the Company's Form 10-KSB for the year ended
                and Investors                                           June 30, 2002 filed on December 6, 2002

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

EXHIBIT NO.     DESCRIPTION                                             LOCATION
                -----------------------------------------------------   --------------------------------------------
10.25           Middletons Lawyers Letter, dated November 11, 2002,     Incorporated by reference to Exhibit 10.25 to
                terminating the April 2000 Stock Purchase Agreement     the Company's Form 10-KSB for the year ended
                between Advanced Communications Technologies, Inc.      June 30, 2002 filed on December 6, 2002
                and Advanced Communications (Australia)

10.26           Consulting Agreement dated July 1, 2002, between        Incorporated by reference to Exhibit 10.26 to
                Advanced Communications and Randall H. Prouty           the Company's Third Amended Form 10-KSB for
                                                                        the year ended June 30, 2002 filed on
                                                                        June 13, 2003

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

10.28           Termination of Lease Agreement, dated November 25,      Provided herewith
                2003, by and between Continental Development, L.P. II
                (Lessor) and Advanced Communications

31.1            Certification by Chief Executive Officer and Chief      Provided herewith
                Financial Officer pursuant to Sarbanes-Oxley
                Section 302

32.1            Certification by Chief Executive Officer and Chief      Provided herewith
                Financial Officer pursuant to 18 U.S.C.
                Section 1350:

     (B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.


                                      By:     /S/ WAYNE I. DANSON
                                              ----------------------------------
                                      Name:   Wayne I. Danson
                                      Title:  President (Principal Executive
                                              Officer), Chief Financial Officer
                                              (Principal Accounting Officer)
                                              and Director
                                      Date:   February 13, 2004