Form 10QSB
period 2004-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2004-05-25
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 2004


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

                    420 Lexington Avenue, New York, NY 10170
                    (Address of principal executive offices)

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

  As of May 1, 2004, there were 1,799,365,845 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and June 30, 2003

          Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2004 and 2003 (Unaudited)

          Condensed Consolidated Statement of Stockholders' Deficiency for the nine months ended March 31, 2004 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003 (Unaudited)

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                                ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31, 2004         June 30, 2003
                                                                                    (Unaudited)
                                                                              -------------------------------------------
ASSETS

   Current Assets
          Cash                                                                 $       167,659         $     22,527
                                                                              ------------------------ ------------------
     Total Current Assets                                                              167,659               22,527
                                                                              ------------------------ ------------------

   Other Assets
     Investment in Partnership                                                       2,709,420                    -
     Prepaid expense/security deposits                                                  20,355                7,700
     Deferred financing costs, net of accumulated amortization                           1,146               40,521
                                                                              ------------------------ ------------------
   Total Other Assets                                                                2,730,921               48,221
                                                                              ------------------------ ------------------


TOTAL ASSETS                                                                   $     2,898,580         $     70,748
                                                                              ======================== ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

   Current liabilities
     Accounts payable                                                          $        211,162           1,560,165
     Accrued compensation                                                                     -             172,183
     Loan payable to shareholder                                                      1,055,736           1,055,736
     8% note payable-current portion                                                     57,831              57,831

     12% note payable                                                                         -              35,000
      5% convertible debentures due 1/04                                                      -             944,000
     10% secured convertible debentures due 11/04, net of discount of 60,415   $        127,085                   -
     Interest payable                                                                    39,355             242,407
     Short-term prommissory note                                                      2,500,000                   -
                                                                              ------------------------ ------------------
   Total Current Liabilities                                                          3,991,169           4,067,322
                                                                              ------------------------ ------------------

   Long-Term Liabilities
     10% secured convertible debentures due 11/04, net of discount of $130,729                -              56,771
     8% note payable-non current portion                                                 57,832             115,663
     Note payable-ACT Australia                                                       1,791,166           1,791,166
                                                                              ------------------------ ------------------
   Total Long Term Liabilities                                                        1,848,998           1,963,600
                                                                              ------------------------ ------------------


TOTAL LIABILITIES                                                                     5,840,167           6,030,922
                                                                              ------------------------ ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $.01 par value, 25,000,000 shares authorized,
     none issued and outstanding                                                              -                   -
   Common stock, no par value, 5,000,000,000 and 200,000,000 shares authorized,
     1,799,365,845 and 198,852,622 shares issued and outstanding, respectively       28,469,821          25,945,005
   Deferred commitment fees, net of accumulated amortization                                  -            (187,500)
   Accumulated deficit                                                              (31,411,408)        (31,717,679)
                                                                              ------------------------ ------------------
   Total Stockholders' Deficiency                                                    (2,941,587)         (5,960,174)
                                                                              ------------------------ ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $      2,898,580        $     70,748
                                                                              ======================== ==================

       See accompany notes to condensed consolidated financial statements

                                ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                       For The Three Months Ended           For The Nine Months Ended
                                                                 March 31,                         March 31,
                                                   -----------------------------------------------------------------------
                                                           2004              2003            2004            2003
                                                   ------------------ --------------- ------------------- ----------------



REVENUE                                            $            -     $            -    $          -         $          -
                                                   ------------------ --------------- ------------------- ----------------

OPERATING EXPENSES
   Depreciation and amortization                           13,125            107,875         226,875              318,937
    Professional fees                                      64,369             93,300         255,916              575,295
   Other selling, general and administrative expenses       4,667             25,861          58,984               77,949
                                                   ------------------ --------------- ------------------- ----------------

TOTAL OPERATING EXPENSES                           $       82,161     $      227,036    $    541,775         $    972,181
                                                   ------------------ --------------- ------------------- ----------------

Loss From Operations                                      (82,161)          (227,036)       (541,775)            (972,181)
                                                   ------------------ --------------- ------------------- ----------------

OTHER INCOME (EXPENSES)
    Forgiveness of debt income                             40,258                  -         780,938                    -
    Lawsuit settlement                                          -            (30,000)              -             (218,494)
    Distributable share of partnership net income         199,420                  -         199,420                    -
    Interest (expense), net                               (31,305)           (80,510)       (132,312)            (480,177)
                                                   ------------------ --------------- ------------------- ----------------

TOTAL OTHER INCOME (EXPENSES)                             208,373           (110,510)        848,046             (698,671)
                                                   ------------------ --------------- ------------------- ----------------

                                                   $      126,212     $     (337,546)   $    306,271         $ (1,670,852)
                                                   ================== =============== =================== ================

Net income (loss) per share-basic and dilutive     $         0.00          $  (0.002)   $       0.00         $     (0.012)
                                                   ================== =======================================================

Weighted average number of shares
  outstanding during the period-basic and
  dilutive                                          1,464,270,779        180,185,955     810,439,193          137,718,954
                                                    =========================================================================


                             See accompany notes to condensed consolidated financial statements

                                ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                          FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                                        (UNAUDITED)


                                                      COMMON STOCK                      ACCUMULATED
                                    -------------------------------------------------
                                             SHARES                  AMOUNT               DEFICIT
                                    --------------------------------------------------------------------

BALANCE AT JUNE 30, 2003
                                        198,852,622          $           25,945,005   $  (31,717,679)
                                    --------------------------------------------------------------------
Stock issued for cash, net              722,706,505                       1,013,125
Stock issued for conversion of
convertible debt and accrued interest   585,283,270                       1,117,681


Amortization of deferred commitment
fees
Stock issued for professional
services                                  1,000,000                          2,810
Stock issued to settle accounts
payable                                 125,297,618                        335,000

Stock issued in settlement of
creditor claims                          26,976,190                         56,200

Escrowed stock                          139,249,640                              -

Net income for the period                                                                    306,271
                                    --------------------------------------------------------------------

BALANCE AT MARCH  31, 2004            1,799,365,845                    $28,469,821    $  (31,411,408)

                                    ====================================================================


                                                                           DEFERRED
                                                                          COMMITMENT

                                                                    FEES                 TOTAL
                                                                ----------------------------------------

BALANCE AT JUNE 30, 2003
                                                                $    (187,500)       $   (5,960,174)
                                                                ----------------------------------------
Stock issued for cash, net                                                                1,013,125
Stock issued for conversion of
convertible debt and accrued interest                                                     1,117,681


Amortization of deferred commitment
fees                                                                  187,500               187,500
Stock issued for professional
services                                                                                      2,810
Stock issued to settle accounts
payable                                                                                     335,000

Stock issued in settlement of
creditor claims                                                                              56,200

Escrowed stock

Net income for the period                                                                   306,271
                                                                ----------------------------------------

BALANCE AT MARCH  31, 2004                                      $           -        $   (2,941,587)

                                                                ========================================

                             See accompany notes to condensed consolidated financial statements

                                                             3

                                ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                      For The Nine Months Ended
                                                                                              March 31,
                                                                            ----------------------------------------------
                                                                                     2004                  2003
                                                                            --------------------- ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $   306,271             $       (1,670,852)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                  226,875                        318,937
  Stock issued in exchange for services                                            2,810                          5,000
  Interest expense attributable to beneficial conversion                               -                        250,000
  Lawsuit settlements                                                                  -                        173,494
  Debt discount expense                                                           70,314                              -
  Forgiveness of debt                                                           (780,938)                             -
  Distributive share of partnership income                                      (199,420)                             -
Changes in operating assets and liabilities:
  (Increase) decrease in assets Prepaid expense/security deposits                (12,655)                         5,525
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                         (434,420)                       576,598
  Interest payable                                                                56,001                        230,177
                                                                            --------------------- ------------------------
Net cash used in operating activities                                           (765,162)                      (111,121)
                                                                            --------------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in partnership                                                     (2,670,000)                             -
Partnership distributions                                                        160,000                              -
                                                                            ----------------------------------------------
Net cash flow used in investing activities
                                                                              (2,510,000)                             -
                                                                            --------------------- ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft                                                                         -                             28
Proceeds from issuance of common stock, net                                    1,013,125                              -
Proceeds from short term promissory note                                       3,000,000                              -
Repayment of short term and installment notes                                   (592,831)                             -
Proceeds from issuance of convertible debt, net                                        -                        100,000
                                                                            --------------------- ------------------------
Net cash provided by financing activities                                      3,420,294                        100,028
                                                                            --------------------- ------------------------


Net increase (decrease) in cash                                              $   145,132             $          (11,093)

Cash at beginning of period                                                       22,527                         11,093
                                                                            --------------------- ------------------------


CASH AT END OF PERIOD                                                        $   167,659             $                -
                                                                            ===================== ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid                                                                $     6,043             $                0
                                                                            ===================== ========================
Income Taxes Paid                                                            $         0             $                0
                                                                            ===================== ========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended March 31, 2004, the Company recorded $391,200 representing 152,273,808 shares of restricted common stock issued for prior unpaid accrued professional fees and various creditor settlements (See Note 3).

During the nine months ended March 31, 2004, debenture holders converted $944,000 and $173,681 of principal and interest, respectively, into 492,801,173 and 92,482,097 shares of common stock respectively in full payment of this debt.

During the nine months ended March 31, 2004, the 5% convertible debenture holders forgave $85,372 of accrued interest.

During the nine months ended March 31, 2004, the Company issued 1,000,000 shares of restricted common stock valued at $2,810 for professional services rendered.

During the nine months ended March 31, 2003, the Company issued 4,250,000 shares of restricted common stock valued at $100,407 in full settlement of the September 1999 12% Senior Secured Convertible Debentures.

During the nine months ended March 31, 2003, the Company issued 500,000 shares of restricted common stock valued at $5,000 in partial satisfaction of unpaid prior legal and consulting fees.

During the nine months ended March 31, 2003, the Company converted $125,000 of accrued interest into 10% Secured Convertible Debentures and incurred $25,000 of financing costs associated with the issuance of its 10% Convertible Debentures.

During the nine months ended March 31, 2003, the Company issued 17,500,000 and 62,500,000 shares of common stock valued at $56,000 and $62,500 on the conversion of 5% convertible debentures and 10% convertible debentures, respectively.

       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements include the results of Advanced Communications Technologies, Inc. (the "Company") and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the quarterly reporting rules of the Securities and Exchange Commission. The financial statements reflect all adjustments of a recurring nature that are, in the opinion of management, necessary for the fair presentation of the financial statements.

         Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

(A) ORGANIZATION

         Advanced Communications Technologies, Inc., a Nevada corporation, was incorporated on April 30, 1998 and was inactive from its date of formation until April 1999 when it merged with and into the Company, a Florida corporation, in a reverse merger. In consideration for 90% of the stock of the Company, Advanced Communications Technologies, Inc (Nevada) (of which Roger May, our former Chairman and CEO was the principal shareholder) transferred all of its assets which included all of the rights and interest in the SpectruCell technology for the North and South American territories. For accounting purposes, the merger was treated as an acquisition of all of the assets of the Company and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On July 1, 2001, AGC ceased operations and has been inactive since this date. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart"), an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. On December 9, 2003 and December 17, 2003, the Company formed Hudson Street Investments, Inc. ("Hudson Street") and SpectruCell, Inc., respectively, both wholly owned subsidiaries. Hudson Street was formed for the purpose of holding the Company's investment in Yorkville Advisors Management LLC (see Note 2) and SpectruCell, Inc was formed for the purpose of holding the Company's rights in the SpectruCell technology acquired in the above-referenced merger.

(B) PRINCIPLES OF CONSOLIDATION
-------------------------------

         The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(D) EARNINGS (LOSS) PER SHARE
-----------------------------

         Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the three and nine months ended March 31, 2004, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)


(E) INVESTMENT IN UNCONSOLIDATED PARTNERSHIP
--------------------------------------------

The Company accounts for its investment in unconsolidated partnership and/or joint ventures under the equity method of accounting, as the Company does not have any management control over this entity. This investment is recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions.

NOTE 2.  INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

         On January 14, 2004,  the  Company's  wholly owned  subsidiary,  Hudson
Street purchased for $2,625,000 a minority interest in Yorkville Advisors Management LLC, ("Yorkville") a privately owned investment management partnership that is the portfolio manager of Cornell Capital Partners, L.P. The purchase was effective as of January 1, 2004. Hudson Street incurred $45,000 of legal and professional fees associated with the purchase of the partnership interest ($15,000 of which is to a related party) that has been capitalized. During the three months ended March 31, 2004, Hudson Street received $160,000 of cash distributions from this investment and recorded $199,420 as its distributable share of partnership net earnings. As of March 31, 2004, Hudson Street's investment in Yorkville is $2,709,420 and is reflected on the consolidated balance sheet in Other Assets.

NOTE 3.  CREDITOR SETTLEMENTS AND DEBT FORGIVENESS

         During the three months ended March 31, 2004, the Company negotiated, settled and/or converted approximately $425,000 of accounts payable and accrued liabilities and convertible debentures at a discount to face generating $40,258 of forgiveness of debt income. For the nine months ended March 31, 2004, the Company realized $780,938 of forgiveness of debt income arising from such negotiations. (See Note 6(c)).

NOTE 4.  NOTES AND LOAN PAYABLE

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

         Interest of $12,809 is accrued on the remaining balance of the note payable as of March 31, 2004.

(B) SHORT-TERM PROMISSORY NOTE
------------------------------

         During January 2004, the Company entered into a six month promissory note with Cornell Capital Partners, L.P. in the amount of $3,000,000, the net proceeds of which were used to purchase its minority interest in the Yorkville Advisors partnership. Under the terms of the promissory note, the Company agreed to repay the note either in cash or through the net proceeds to be received by the Company under its Equity Line of Credit facility over a 24 week period commencing February 23, 2004. The promissory note is non-interest bearing and only becomes interest-bearing at the rate of 24% or the highest rate permitted by law, if lower, in the event that the note is not repaid when due. As of March 31, 2004, the Company repaid $500,000 of the note and issued 360,750,360 shares of common stock under its Equity Line of Credit facility.

NOTE 5.  CONVERTIBLE DEBENTURES

5% CONVERTIBLE DEBENTURES DUE JANUARY 2004
------------------------------------------

         In January 2002, the Company issued, in the aggregate, $1 million of 5% Convertible Debentures to Cornell Capital Partners, LP and 15 other accredited individual investors.

         These debentures were convertible into shares of common stock at a price equal to either (a) an amount equal to 120% of the closing bid price of the common stock as of the closing date or $.40, whichever is higher, or (b) an amount equal to 80% of the average of the four lowest closing bid prices of the common stock for the five trading days immediately preceding the conversion date. These Convertible Debentures accrued interest at a rate of 5% per year and were convertible at the holder's option. These Convertible Debentures had a term of two years. The Company incurred $80,000 of financing costs associated with the 5% Convertible Debentures that have been amortized over the life of the debentures.

         On October 28, 2003 and November 10, 2003, debenture holders agreed to forgive $85,372 of accrued interest, in the aggregate.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

         As of February 2, 2004, the debenture holders elected to convert the balance of $325,000 of principal and $3,861 of accrued interest or $328,861 into 155,593,145 shares of common stock. As of that date, the debentures, plus all accrued interest, have been paid in full.

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

         The Convertible Debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. The amount attributable to the beneficial conversion feature of $250,000 is recorded as a discount on the debt and accreted over a 24 month period as interest expense in accordance with EITF 00-27. For the nine months ended March 31, 2004, the Company accreted $70,314 of debt discount as interest expense.

         The Company incurred $25,000 of financing costs associated with these Convertible Debentures that is being amortized over the life of the debentures. Amortization expense of $9,375 related to these debentures was recorded for the nine months ended March 31, 2004.

         As of March 31, 2004, the $187,500 balance due on these debentures, net of the related debt discount in the amount of $60,415, is $127,085.

         As of March 31, 2004, interest of $26,546 is accrued on these debentures.


NOTE 6.  STOCKHOLDERS' DEFICIENCY

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

(A) EQUITY LINE OF CREDIT FACILITY
----------------------------------

         During the nine months ended March 31, 2004, the Company issued 722,706,505 shares of common stock under the Equity Line of Credit facility for $1,225,000. The Company netted $1,013,125 from these issuances after deducting escrow agent expenses and other direct costs totaling $211,875 that has been recorded as a reduction of additional paid-in capital as of March 31, 2004.

 (B) STOCK ISSUED FOR CONVERTIBLE DEBENTURES
 -------------------------------------------

         During the three months ended March 31, 2004, the remaining 5% convertible debenture holder elected to convert the balance of $325,000 of principal and $3,861 of accrued interest or $328,861 into 155,593,145 shares of common stock.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

         During the nine months ended March 31, 2004, the 5% convertible debenture holders converted $944,000 of debentures and $173,681 of accrued interest into 492,801,173 and 92,482,097 shares of common stock, respectively.

 (C) STOCK ISSUED FOR SERVICES
 -----------------------------

         During January 2004, the Company's Board of Directors approved the issuance of 1,000,000 shares of restricted common stock to a third party consultant having a value of $2,810 in consideration of professional services rendered to the Company. During March 2004 the Company's Board of Directors approved the issuance of 10,000,000 shares of restricted common stock having a value of $18,000 to a creditor in full satisfaction of his claim. During the nine months ended March 31, 2004, the Company issued 152,273,808 shares of restricted common stock to settle prior unpaid accounts payble and creditor claims aggregating $391,200.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

(A)  LEGAL MATTERS
------------------

         Management has settled all of its outstanding lawsuits and has previously recorded the financial statement impact of such settlements. During the three months ended March 31, 2004, the Company has settled all but two disputes with its creditors who have filed and obtained judgments against the Company for unpaid fees and services in the amount of $21,064. The Company has previously recorded this expense and has determined that these judgments will not have a material adverse impact on the Company's financial condition. The Company is currently in settlement discussions with these creditors.

         Management does not believe that the matters described above will have a material adverse impact on the future financial condition of the Company.

         On February 5, 2004, the Company filed suit in California against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions of such defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved as a result of such wrongful actions. This action is currently pending before the court.


NOTE 8.  GOING CONCERN

         The Company's consolidated financial statements for the nine months ended March 31, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's negative cash flows from operations of $765,162 for the nine months ended March 31, 2004, working capital deficiency of $3,823,510 and stockholders' deficiency of $2,941,587, as of March 31, 2004, raise substantial doubt about its ability to continue as a going concern.

         The ability of the Company to continue as a going concern is dependent on the Company's ability to implement its business plan which includes the future investment in and/or acquisition of existing profitable business enterprises. On January 14, 2004, the Company, through its wholly-owned subsidiary, Hudson Street acquired a minority interest in Yorkville Advisors

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

Management, LLC, a privately owned investment management partnership. Management anticipates that projected distributions from this investment along with the periodic issuance of securities under its Equity Line of Credit facility, if necessary, will generate sufficient resources for the continued expansion of the Company's operations and the implementation of its business plan. For the nine months ended March 31, 2004, the Company significantly improved its financial position by reducing its contractual obligations by approximately $2,625,000 through a combination of debenture holder conversions, debt forgiveness, cash payments, settlements with creditors and the issuance of common stock.

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

FINANCIAL CONDITION

         We had net losses of $1,869,031 and $4,332,693 during the years ended June 30, 2003 and 2002, respectively. For the three months ended March 31, 2004, we generated net income of $126,212. As of March 31, 2004, we had cash of $167,659 and current liabilities of $3,991,169. During the three months ended March 31, 2004, we reduced our liabilities by approximately $425,000 through a combination of debenture holder conversions, debt forgiveness, settlements with creditors and the issuance of common stock in satisfaction of creditor claims. On January 14, 2004, we acquired a minority interest in Yorkville Advisors Management, LLC, a privately held investment management partnership. We anticipate that current and future distributions from this investment and periodic draw downs, if necessary, of our Equity Line of Credit facility will provide us with sufficient working capital to meet our current liabilities, continue our operations and to execute our business/investment expansion plans.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

         OVERALL RESULTS OF OPERATIONS

         For the three months ended March 31, 2004 we generated net income of $126,212, which was a $463,758 increase from the loss of ($337,546) or ($.002)
per share for the comparable period in the prior year.

         The substantial increase in net income for the three months ended March 31, 2004 over the comparative period was principally a result of the Company generating $199,420 of net earnings from its investment in Yorkville Advisors Management, $40,258 of forgiveness of debt income due to favorable settlements with its accounts payable creditors and the reduction of interest bearing debt during the quarter which generated an overall reduction in interest expense in the amount of $49,205 compared with the prior period. In addition, the Company reduced its overall operating expenses by $144,875 compared with the prior period.


         REVENUE

         No revenues were generated during either the three months ended March 31, 2004 or March 31, 2003.


         OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2004, were $82,161 and represent a $144,875 decrease in operating expenses from $227,036 for the comparative period ended March 31, 2003. Included in operating expenses for both periods are $13,125 and $107,875, respectively, of non-cash charges for amortization attributable to deferred financing and commitment fees. Professional and consulting fees for the three months ended March 31, 2004 decreased by $28,931 from $93,300 to $64,369 due to the decrease in legal fees as a result of the Company's settlement of all its remaining lawsuits and its withdrawal from the Australian litigation with Roger May and Advanced Communications (Australia) during fiscal 2003.

         Other selling, general and administrative expenses decreased by $21,194 from the comparative three month period ended March 31, 2003 due to the termination in November 2003 of the Company's California office lease.

         OTHER INCOME (EXPENSE)

         During the three months ended March 31, 2004, the Company realized $208,373 of net other income due to the favorable results of the Company's investment in Yorkville Advisors Management and additional forgiveness of indebtedness income generated from the successful settlement, at a discount, of certain accounts payable.

         During the three month period ended March 31, 2004, the Company generated $199,420 of net earnings from its partnership interest in Yorkville Advisors Management that it purchased effective January 1, 2004 and $40,258 of forgiveness of debt income attributable to the favorable settlement of the remainder of the Company's accounts payable and accrued expenses in the amount of $95,758. These income items were offset, in part by net interest expense of $31,305 that was attributable to $7,913 of accrued interest on the Company's 10% Secured Convertible Debentures, the outstanding 5% $1,000,000 Convertible Debentures and the 8% Note Payable and $23,438 of debt discount expense treated as interest attributable to the beneficial conversion feature of the Company's 10% Secured Convertible Debentures, net of $46 of interest income.

           Interest expense incurred for the three months ended March 31, 2003 was $80,510 and was attributable to quarterly interest on the Company's 10% Secured Convertible Debentures due November 2004, the 5% $1,000,000 Convertible Debentures due January 2004 and the 8% Note Payable due 2005. During the three month period ended March 31, 2003, the Company also recorded, in accordance with paragraphs 8(a) and 35 of FASB 5, $30,000 of expense relating to the settlement of the Staite and Star MultiCare lawsuits. No such expense was incurred during the comparative three month period ended March 31, 2004 as the Company settled all of its lawsuits in prior periods.


COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2004 TO THE NINE MONTHS ENDED MARCH 31, 2003


         OVERALL RESULTS OF OPERATIONS

         For the nine months ended March 31, 2004, the Company earned net income of $306,271, as compared to an overall net loss of ($1,670,852) or ($.012) per share for a $1,977,123 increase in earnings over the comparative nine month period. This substantial turnaround in net earnings is attributable to management's successful efforts in restructuring and settling substantially all of the Company's obligations, significantly reducing its ongoing operating and interest costs and generating a source of ongoing earnings and cash flow through the purchase of an interest in a profitable financial services business. Of the $1,977,123 earnings increase, $780,938 is a result of the Company negotiating and settling a majority of its accounts payable and other liabilities at a substantial discount and generating forgiveness of debt income along with a $996,765 reduction in interest expense, lawsuit settlements and operating expenses. An additional $199,420 of net income was realized through the Company's investment in the Yorkville Advisors Management investment partnership.

         REVENUE

         No revenues were generated during either the nine months ended March 31, 2004 or March 31, 2003.

         OPERATING EXPENSES

         Operating  expenses  for the nine  months  ended March 31,  2004,  were
$541,775 and represent a $430,406 or 44% decrease in operating expenses of $972,181 for the comparative period ended March 31, 2003. Included in operating expenses for both periods are $226,875 and $318,937 respectively, of depreciation and amortization attributable to the depreciation of our office property and equipment and amortization attributable to deferred financing and commitment fees. Professional and consulting fees for the nine months ended March 31, 2004 decreased by $319,379 over the comparable nine month period ended March 31, 2003 due to the decrease in legal fees associated with the Company's settlement of all its remaining lawsuits and its litigation with Roger May and Advanced Communications (Australia) during the nine months ended March 31, 2003. All of the legal and professional fees that were incurred during the nine months ended March 31, 2003 were settled at a substantial discount during the nine months ended March 31, 2004.

         Other selling, general and administrative expenses decreased marginally by $18,965 from $77,949 to $58,984 for the nine months ended March 31, 2004,.

         OTHER INCOME (EXPENSE)

         During the nine months ended March 31, 2004, the Company realized $848,046 of net other income due to the favorable results of the Company's investment in Yorkville Advisors Management and substantial forgiveness of indebtedness income generated from the successful settlement, at a discount, of certain of its debts.

         During the nine month period ended March 31, 2004, the Company generated $199,420 of net earnings from its partnership interest in Yorkville Advisors Management that it purchased effective January 1, 2004 and $780,938 of forgiveness of debt income attributable to the favorable settlement of the Company's accounts payable and accrued expenses at a substantial discount and the forgiveness of accrued interest by certain 5% convertible bondholders. These items were offset, in part by net interest expense of $132,312 attributable to $62,044 of accrued interest on the Company's 10% Secured Convertible Debentures, the outstanding 5% $1,000,000 Convertible Debentures and the 8% Note Payable and $70,314 of debt discount expense treated as interest attributable to the beneficial conversion feature of the Company's 10% Secured Convertible Debentures, net of $46 of interest income.

         Interest expense incurred for the nine months ended March 31, 2003 was $480,177 and was principally attributable to $250,000 of intrinsic interest on the beneficial conversion feature of the Company's 10% Secured Convertible Debentures we issued in November 2002, $216,971 of accrued and penalty interest on the 5% Convertible Debentures due January 2004, $5,359 of interest on the 8% Note Payable due 2005 and $7,847 of interest on the 10% Secured Convertible Debentures issued November 2002. During the nine month period ended March 31, 2003, the Company settled its remaining lawsuits and recorded $218,494 of settlement expense in accordance with paragraphs 8(a) and 35 of FASB 5. No such expense was incurred during the comparative nine month period ended March 31, 2004.

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

         EARNINGS (LOSS) PER SHARE
         -------------------------

         Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the three and nine months ended March 31, 2004, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

         INVESTMENT IN UNCONSOLIDATED PARTNERSHIP
         ----------------------------------------

         The Company accounts for its investment in unconsolidated partnership and/or joint ventures under the equity method of accounting, as the company does not have any management control over this entity. This investment is recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, our principal source of liquidity was $167,659 of cash. On July 16, 2003, we entered into a new Equity Line of Credit Agreement with Cornell Capital Partners, L.P., a private limited partnership. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. The periodic sale of shares is known as an advance.

         During the nine months ended March 31, 2004, the Company made advances under the Equity Line of Credit in the aggregate amount of $1,225,000in exchange for issuing 722,706,505 shares of common stock to Cornell Capital Partners, L.P. The Company netted $1,013,125 from these advances after deducting escrow agent expenses and other direct costs totaling $211,875 that have been recorded as a reduction of additional paid-in capital as of March 31, 2004. On January 14, 2004, the Company, through its wholly owned subsidiary, Hudson Street acquired a minority interest in Yorkville Advisors Management, LLC, a privately owned investment management partnership and the portfolio manager of Cornell Capital Partners, L.P. During the three months ended March 31, 2004, Hudson Street received $160,000 of partnership cash distributions with an additional $100,000 distribution received on May 5, 2004. Management anticipates that projected distributions from this investment partnership along with the periodic issuance of securities under its Equity Line of Credit facility, if necessary, as well as other sources of capital, will generate sufficient cash resources for the continuation and expansion of the Company's operations.

         We anticipate that our cash needs over the next 12 months consist of general working capital needs of $300,000, plus the repayment of outstanding indebtedness of $2,989,444. These obligations include outstanding Convertible Debentures and interest thereon in the amount of $214,046, the repayment of installment debt and interest thereon in the amount of $64,236, the repayment of short-term debt in the amount of $2,500,000, as well as accounts payable and accrued expenses in the amount of $211,162. As of March 31, 2004, we had a working capital deficiency of $1,323,510.

         The Company had total  liabilities  of $5,840,167 as of March 31, 2004.
Included in this total are contractual obligations of $3,053,680. These contractual obligations, along with the dates on which such payments are due, are described below:


                                                                         PAYMENTS DUE BY PERIOD
                                          --------------------------------------------------------------------------------
                                                                    1               2-3             4-5          AFTER 5
CONTRACTUAL OBLIGATIONS                           TOTAL        YEAR OR LESS        YEARS           YEARS          YEARS
---------------------------------------   ---------------  -----------------  -------------  ----------------  ---------

Notes Payable and Interest Thereon            $2,628,472*       $2,564,236      $64,236           $     --       $       --
Convertible Debentures and Interest Thereon      214,046           214,046           --                 --               --
Accounts Payable and Accrued Expenses            211,162           211,162           --                 --               --
                                                      --                --           --                 --               --
                                              -----------  ------------------  -------------  ---------------  -------------
  Total Contractual Obligations               $3,053,680        $2,989,444      $  64,236         $     --       $       --
                                              ===========  ==================  =============  ===============  =============

------------------------------------
     *   Excludes $1,791,166 due to Advanced Communications  (Australia) under the Stock Purchase Agreement dated April 5, 2000. The
         Company  believes that this obligation is not  enforceable as a result of Advanced  Communications  (Australia)'s  improper unilateral revocation of the Stock Purchase Agreement and other wrongful acts of Advanced Communications (Australia), Roger
         May and related parties. Also excludes $1,055,736 due to Roger May and/or Global Communications Technologies Limited and/or
         Global Communications  Technologies Pty Ltd for monies provided to the Company. The Company believes it is not obligated to pay these amounts as a result of wrongful acts of such parties against the Company.  On February 5, 2004, the Company filed suit in California  seeking a judgment  against  Advanced  Communications  (Australia),  Roger May,  Global  Communications
         Technologies  Limited and Global  Communications  Technologies  Pty Ltd to recover  damages  related to their wrongful acts against the Company.  The Company's  damages claims exceed the $2,846,902  allegedly due such defendants.  The Company also seeks in the action to have its obligations under the Stock Purchase Agreement and other arrangements  clarified as to such defendants. This action is currently pending before the court.


         During the three months ended March 31, 2004, the Company reduced its contractual obligations by approximately $425,000 through a combination of debenture holders conversions, debt forgiveness, settlements with creditors and the issuance of common stock.

         Below is a discussion of our sources and uses of funds for the nine months ended March 31, 2004:


         NET CASH USED IN OPERATING ACTIVITIES

         Net cash used in operating activities was $765,162 and $111,121 for the nine months ended March 31, 2004 and 2003, respectively. The use of cash by operating activities for the nine months ended March 31, 2004 was principally from a reduction in accounts payable in the amount of $434,420, and an increase in debt forgiveness income offset by non-cash charges for amortization and debt discount expense. The use of cash in operating activities for the nine months ended March 31, 2003 was principally the result of a net loss during the period reduced by an increase in accounts payable and accrued interest in the amount of $806,177 and by non-cash charges for depreciation and amortization, debt discount expense, common stock issued in exchange for services and lawsuit settlements in the aggregate amount of $747,431.


         NET CASH FROM INVESTING ACTIVITIES

         No cash was provided by investing activities for the nine months ended March 31, 2003. Cash used in investing activities for the nine months ended March 31, 2004 was $2,510,000 and was attributable to the Company's investment in a partnership for $2,625,000 reduced by $160,000 of cash distributions from this partnership investment.

         NET CASH FROM FINANCING ACTIVITIES

         Net cash from financing activities for the nine months ended March 31, 2004 of $3,420,294 was from net proceeds on the sale of common stock to Cornell Capital Partners, L.P., under the Company's Equity Line of Credit facility in the amount of $1,013,125 and proceeds of $3,000,000 from the issuance of a short term promissory note to Cornell Capital Partners, L.P., offset by the repayment of short-term and installment debt in the amount of $92,831, and the repayment of $500,000 on the short term promissory note. Net cash of $100,028 from financing activities for the nine months ended March 31, 2003 was from the net proceeds on the $250,000 10% Secured Convertible Debentures issued in November 2002.

COMPANY QUARTERLY STOCK PRICE

         PRICE RANGE OF COMMON STOCK

         Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of May 1, 2004, there were 1,799,365,845 common shares outstanding and approximately 500 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

         The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                     High Bid         Low Bid
                                                   ------------     ------------
          2003
          Quarter Ended September 30, 2002            $ .080           $ .005
          Quarter Ended December 31, 2002               .015             .004
          Quarter Ended March 31, 2003                  .010             .002
          Quarter Ended June 30, 2003                   .011             .006

          2004
          Quarter Ended September 30, 2003           $  .007          $.00163
          Quarter Ended December 31, 2003            $.00363          $.00169
          Quarter Ended March 31, 2004               $.00350          $.00131

         Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.


ITEM 3.  CONTROLS AND PROCEDURES


         As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

ITEM 1.  LEGAL PROCEEDINGS

         On February 5, 2004, the Company filed a lawsuit in the Orange County Superior Court in California against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions taken by the defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved as a result of such wrongful actions. This action is currently pending before the court.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         All issuances of restricted stock have been valued based on the closing price of the stock as of the date the Company's Board of Directors approved the grant of shares or under the terms of the Company's Convertible Debentures.

         On March 9, 2004, the Board of Directors approved the issuance of 10,000,000 shares of restricted common stock having a value of $18,000 or $.0018 per share, to DDInvestor.com, Inc. in full satisfaction and settlement of their debt.

         On January 8, 2004, the Board of Directors approved the issuance of 1,000,000 shares of restricted common stock to Mr. Steve Black for professional services rendered to the Company. The stock was valued at $.00281 per share or $2,810, the closing bid price of the stock on the date approved by the Board.

         On January 5, 2004, January 7, 2004, January 15, 2004, January 22, 2004 and February 2, 2004, the holder of our outstanding 5% convertible debentures elected to convert $25,000, $50,000, $75,000, $75,000 and $103,861 or $328,861
in the aggregate, at conversion prices of $.001676,  $.001776, $.002076, $.00238 and $.002314 per share of principal and accrued interest into 14,916,468, 28,153,153, 36,127,168, 31,512,605 and 44,883,751 or 155,593,145 shares of common stock in the aggregate, respectively.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS.

EXHIBIT
NO.        DESCRIPTION                                             LOCATION
--------   ----------------------------------------------------    ---------------------------------------------
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

EXHIBIT
NO.        DESCRIPTION                                             LOCATION
-------    ----------------------------------------------------    ---------------------------------------------
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
                                                                   2003

10.15      Placement Agent Agreement dated July 2003, by and       Incorporated by reference to Exhibit 10.15 to
           between Advanced Communications Technologies, Inc.      the Form SB-2 filed with the SEC on July 16,
           and Westrock Advisors, Inc.                             2003

10.16      Escrow Agreement dated July 2003, by and among          Incorporated by reference to Exhibit 10.16 to
           Advanced Communications Technologies, Inc., Cornell     the Form SB-2 filed with the SEC on July 16,
           Capital Partners, LP, Butler Gonzalez LLP and First     2003
           Union National Bank

EXHIBIT
NO.        DESCRIPTION                                             LOCATION
-------    ----------------------------------------------------    ---------------------------------------------
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
                                                                   June 13, 2003

EXHIBIT
NO.        DESCRIPTION                                             LOCATION
-------    ----------------------------------------------------    ---------------------------------------------
10.28      Termination of Lease Agreement, dated November 25,      Incorporated by reference to Exhibit 10.28 to
           2003, by and between Continental Development, L.P. II   the Company's Form 10-QSB filed on February
           (Lessor) and Advanced Communications                    13, 2004

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

                       ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                       By:    /s/ WAYNE I. DANSON
                              ------------------------------------------------
                       Name:  Wayne I. Danson
                       Title: President (Principal Executive Officer), Chief
                              Financial Officer (Principal Accounting Officer) and Director
                       Date:  May 24, 2004