Form 10KSB
period 2004-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2004-11-03
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                          COMMISSION FILE NO. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                         65-0738251
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                       identification number)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Registrant's revenue for fiscal year ended June 30, 2004 was $605,468.

      The aggregate market value as of October 15, 2004 of the voting common equity held by non-affiliates is $2,052,328.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING PRECEDING FIVE YEARS

      Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |_| NO |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      As of October 15, 2004, there were 2,004,247,731 shares of the Company's no par value common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                                          PAGE #

PART I
           Item 1.    Description of Business.............................................1-6
           Item 2.    Description of Property.............................................6-7
           Item 3.    Legal Proceedings...................................................7
           Item 4.    Submission of Matters to a Vote of Security Holders.................7

PART II
           Item 5.    Market For Common Equity, Related Stockholder Matters and Small
                      Business Issuer Purchases of Equity Securities......................8-11
           Item 6.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................11-21
           Item 7.    Financial Statements................................................21
           Item 8.    Changes In and Disagreements with Accountants on Accounting and
                      Financial Disclosure................................................21
           Item 8A.   Controls and Procedures.............................................21
           Item 8B.   Other Information ..................................................21

PART III
           Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act...................22-25
           Item 10.   Executive Compensation..............................................25-27
           Item 11.   Security Ownership of Certain Beneficial Owners and Management......27-29
           Item 12.   Certain Relationships and Related Transaction.......................29
           Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....29-34
           Item 14.   Principal Accountant Fees and Services..............................34

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004 ....................................F-1 - F-6

                           FORWARD-LOOKING STATEMENTS

      Certain statements in the "Description of Business" (Item 1), "Management's Discussion and Analysis of Financial Conditions and Results of Operation" (Item 6) and elsewhere in this Annual Report on Form 10-KSB constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements we have made. All statements, other than statements of historical facts, included in this Annual Report on Form 10-KSB that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward looking statements. Without limiting the generality of the foregoing, words such as "may," "anticipation," "intend," "could," "estimate," or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

      Additional factors that could affect future results are set forth throughout the "Description of Business" (Item 1) section, including the subsection entitled "Risks Related to Our Business," and elsewhere in this Annual Report on Form 10-KSB. Because of the risks and uncertainties associated with forward-looking statements, you should not place undo reliance on them. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Advanced Communications Technologies, Inc. ("we," "us," "our," or the "Company") is a New York City-based diversified public holding company. We focus on high growth-potential businesses through both our wholly-owned operating subsidiaries in the technology services industry and our strategic investments in diverse industries. Through our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), we own Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"). Cyber-Test is an electronic equipment repair company based in Longwood, Florida, and is our core operating business. Additionally, through our wholly-owned subsidiary, Hudson Street Investments, Inc., an investment vehicle, we own a minority interest in Yorkville Advisors Management, LLC, an investment management partnership, and through our wholly-owned subsidiary, SpectruCell, Inc., we hold the North and South American marketing and distribution rights, which we acquired in 1999, to SpectruCell, a software-defined, radio-based wireless technology that is currently under development in Australia by an unrelated third party.

THE BUSINESS OF ENCOMPASS GROUP AFFILIATES, INC.

      Encompass, our principal operating unit, owns Cyber-Test, our core operating business, which provides original equipment manufacturers ("OEMs"), retail stores, national dealers and third-party warranty companies with service options for repair, exchange, parts and warranty support for office equipment and computer peripheral products, including facsimile machines, printers, scanners, PDAs, laptop computers, monitors, and multi-function units, as well as the repair of Point of Sale ("POS") equipment. Cyber-Test offers repair service for entire pieces of equipment, the component parts of the equipment, and/or the circuit boards of the equipment. A 90-day warranty is included with all entire equipment repairs and a one-year warranty is included with all circuit board repairs.

      Encompass seeks to become a leader in the integrated technology and services industry through the acquisition of assets and companies in that industry, and then instilling sustainable growth skills as a core competency.

THE BUSINESS OF HUDSON STREET INVESTMENTS, INC.

      In December 2003, we formed Hudson Street Investments, Inc. ("Hudson Street"), our wholly-owned Delaware investment subsidiary, to purchase and hold minority investments in selected financial and technology-based privately-owned businesses. On January 14, 2004, Hudson Street purchased a minority interest in Yorkville Advisors Management, LLC ("Yorkville Advisors"), an investment management partnership and the portfolio manager of Cornell Capital Partners, L.P., for a purchase price of $2,625,000.

      Hudson Street's minority ownership interest entitles it to receive a pro rata share of Yorkville Advisors' net profits from asset management, investment banking and financial advisory fees. Hudson Street incurred $45,000 of legal and professional fees associated with the purchase of the partnership interest ($15,000 of which is to a related party) that has been capitalized. As of June 30, 2004, Hudson Street received $335,000 of cash distributions from this investment and recorded $439,999 as its distributive share of partnership net earnings. Hudson Street's investment in Yorkville Advisors at June 30, 2004 is $2,774,999 and is reflected on the consolidated balance sheet in "Other Assets."

      In addition to its investment in Yorkville Advisors, Hudson Street made an investment of $37,500 in the common stock of a privately held technology company. Through Hudson Street we will continue to seek investments in high growth-potential businesses in a variety of industries.

CYBER-TEST, INC. HISTORY

      We formed Cyber-Test on May 10, 2004 to purchase substantially all of the assets of Cyber-Test, Inc., a Florida corporation ("Cyber-Test Florida"), and on June 3, 2004, we closed on this acquisition. Cyber-Test Florida was incorporated in Florida as a privately-owned corporation in December 1986. Initially, Cyber-Test Florida was a prototype circuit board fixture facility that tested prototype boards for the defense industry to ensure each board was operating at 100% capacity. Cyber-Test Florida's founding principals funded its operations without outside capital and developed a management team to oversee the services that Cyber-Test Florida was providing to large organizations such as Martin Marietta and NASA. Due in part to the slowdown in the economy in the early 1990s and the corresponding softening in the defense industry, Cyber-Test Florida capitalized on its test and repair expertise and re-focused its attention from repairing space and defense industry circuit boards to repairing office equipment and computer peripheral products. Later, Cyber-Test Florida became an authorized OEM service support center, and has established numerous OEM relationships and authorizations with Fortune 500 technology companies, including Xerox, Lexmark, Brothers, HP/Compaq, Epson and Canon providing office equipment and computer peripheral repairs and services.

THE COMPUTER REPAIR/WARRANTY MANAGEMENT INDUSTRY

      Cyber-Test continues to operate within the office equipment and computer peripheral products repair/warranty management industry, with its primary focus on facsimile machines, printers, scanners, PDAs, laptop computers, monitors, and multi-function units. Warranty periods and longer product life cycles demand a maintenance/repair commitment that can typically support a product for up to ten
(10) years. In addition, the industry relationship among OEMs, the integrator, and the third- and fourth-party service providers has become more complex. The end-user, or consumer, must have assurance that products are supported by an after-sales service team capable of providing preventive maintenance and/or an immediate remedy upon equipment failure.

      With the technological advances and associated cost reductions in shipping, the warranty manager's challenge is to meet and exceed customer's expectations with respect to speed of response. The repair/warranty industry has seen a shift towards outsourcing warranty service to companies whose primary purpose and core strength is to manage complex demands of the repair/warranty chain process. Warranty service companies are expected to be able to:

      o     offer one-stop / turnkey service;
      o     have  the   technical   ability   to   repair   multi-products   for
            multi-vendors;
      o offer advance exchange of office equipment computer peripheral products;
      o     offer distribution  logistics from call management through delivery;
            and
      o     demonstrate supply-line parts management logistics efficiencies.

      In addition to existing warranty service companies, traditional distribution logistics providers (such as UPS, Airborne Express, etc.) are also entering this industry. Ultimately, the success or failure of meeting warranty commitments will depend on the ability of the warrantor or its service provider to have the right component in the right place at the right time and the right skills to effect the necessary repair at the most cost-effective price.

CYBER-TEST'S PRODUCTS AND SERVICES

      The following describes the individual components that make up the current Cyber-Test family of products and services.

      Repair and Exchange. Cyber-Test has offered board-level repair of technical products for more than 17 years, and offers service programs for equipment dealers, OEMs, extended warranty companies, retail outlets and end-users. The service programs include:

      o return to depot repair of office equipment and computer peripheral products;
      o     advance  exchange  of  office  equipment  and  computer   peripheral
            products;
      o     board-level repair of circuit boards and sub assemblies;
      o     return to depot repair for component-level circuit boards;
      o     OEM warranty exchange and repair programs;
      o     large volume repair and refurbishment; and
      o     call center technical support.

      Cyber-Test repair and exchange service is managed by a proprietary system designed and developed by the management team of Cyber-Test Florida with software-tracking that allows customers or the call center function (whether it is onsite at Cyber-Test's facilities or at the customer's facility) to be able to track the repair status of the given unit, and provide a delivery date to the end-user, while allowing executives of Cyber-Test to manage the output volume and quality of the repair process.

      In addition, Cyber-Test's software allows its clients to view their inventory, parts, parts used per unit, and the status of all equipment on a real-time basis via its secure website. Clients may also change priorities and escalate orders directly from this proprietary, customized web portal.

      Parts and Sales. Cyber-Test stocks a full line of parts, accessories, and consumables for its in-house repair needs and offers these parts for sale as well. Cyber-Test stocks over 32,000 parts for printers, facsimile machines, scanners, monitors and PDAs. Customer's can view a full listing of parts at Cyber-Test's website (in the ADVANCEX(TM) section) and, if any part is not in stock, it can usually be made available in one business day. Cyber-Test's unique parts ordering system has the capability to search, order, and buy parts without an OEM part number. Cyber-Test's search feature will cross-reference other OEM parts that may fit the ordered part from other manufacturers or OEMs.

      In addition to repair services, Cyber-Test sells parts and consumable supplies to dealers and end-users and has a customer base of approximately 1,500 dealers and repair shops, two OEMs and four major extended warranty companies that service five (5) of the top office equipment /computer retail chains.

      In addition to parts, Cyber-Test stocks an extensive inventory of new and refurbished equipment available for purchase. New equipment is backed with a full OEM warranty, and 90 day warranties are offered by Cyber-Test for refurbished units.

      Call Center Technical Support. Cyber-Test offers partial or full (turnkey) Help Desk support through its Call Center. The Call Center has handled as many as 25,000 calls per month from its customers and currently averages approximately 15,000 calls per month. The Call Center has a greater than 50% phone-fix rate, which significantly reduces Cyber-Test's overall costs. Cyber-Test's Call Center is the sole technical help line for selected Xerox copiers and fax machines.

      Reverse Logistics and Outsourcing. Cyber-Test offers its customers an outsourcing service of inventory, warehousing, and shipping of parts and end products for warranty fulfillment, with full refurbishing and inspection programs including "A" and "B" goods logistics. OEMs can direct all store returns to Cyber-Test for inspection. If units have not been taken out of the box, those items can be inspected and resold out as "A" goods. Products that have been used or are defective are processed through the refurbishment process and repackaged and resold as "B" goods. Cyber-Test can assist the OEM with "B" goods distribution and resale.

      Cyber-Test offers its "B" goods for resale through a web site portal hyper-linked to the OEM web site. This eliminates the need to ship refurbished equipment back to the OEM. Orders are placed directly with Cyber-Test via the web site and products are delivered directly to the dealer or end-user.

      Cyber-Test also has a salvage division that receives extended warranty products that were "bought out" by the warranty provider. This asset recovery program is one of the fastest growing divisions of Cyber-Test. Products are received, sorted and palletized for resale to wholesalers worldwide.

      Service Contracts. In addition to OEMs and major retailers, Cyber-Test has established relationships with a number of insurance companies and third-party service providers to provide full repair and call center support service. Extended manufacturer's warranties sold at retail stores are typically backed by a third party insurance company. In other cases, the extended warranty is managed by the retailer itself. If a product covered in a service contract is determined to be in need of repair by the Call Center, a replacement unit may be sent directly to the end-user via ADVANCEX(TM). Cyber-Test manages the process from call receipt and receiving the defective product back from the customer, to tracking the product, repairing the returned units, and managing against customer fraud.

      Cyber-Test also offers an "Advance Exchange" program known as ADVANCEX(TM) that provides same day service to its customers on all products Cyber-Test repairs. With the ADVANCEX(TM) program, Cyber-Test can ship an equivalent-to-new ("ETN") replacement product directly to the customer if phone support fails to correct the problem. The customer then returns the defective unit to Cyber-Test for repair and refurbishment and subsequent use for another customer. Its proprietary systems allow the OEM to gather failure analysis and failure trends critical to the release of new products. This information is collected on line, while Cyber-Test provides level II and III technical support directly to the customer. Its telephone support achieves a current phone fix-rate of more than 50%, saving OEMs millions of dollars per year in unnecessary product exchange. Cyber-Test has a same-day fulfillment up to 5:00 p.m. Eastern Time on all ADVANCEX(TM) products, and ships approximately 5,500 repaired units per month. The ADVANCEX(TM) program has resulted in decreased product returns and increased customer satisfaction.

COMPETITION

      Cyber-Test's business is highly competitive. Cyber-Test competes with companies that provide repair services for office equipment and computer peripheral products, with companies that supply parts and consumables to end-users and repair companies of such equipment and products, and with resellers of such equipment and products.

      Competition within the office equipment and computer peripheral products service and repair industry is based on quality of service, depth of technical know-how, price, availability of parts, speed and accuracy of delivery, and the ability to tailor specific solutions to customer needs. According to a 2004 industry directory and yearbook published by National Electronics Service Dealers Association/International Society of Certified Electronic Technicians, there are more than 800 manufacturers of technical products in the U.S. of the type Cyber-Test repairs, more than 1,000 independent companies in the U.S. that repair products in a manner similar to Cyber-Test's, over 350 companies in the U.S. that supply parts and components for use in repair, and many tens of thousands of independent service technicians that do on-site repair. In addition, there are thousands of companies that sell technical products that may need repair, and many of these do their own repair or service work.

      Many of Cyber-Test's competitors are larger in size and have greater financial and other resources, such as Decision One, Depot America, Teleplan, DataTech America, and DEX.

      Cyber-Test also competes with manufacturers and OEMs that do their own repair work, as well as large distribution and logistics companies such as United Parcel Service and Airborne Logistics.

      Cyber-Test currently relies on a few large customers to generate a significant portion of its revenues. The loss of one or more of these customers would have a material adverse effect on our business, results of operations and financial condition. Management believes it is essential to expand Cyber-Test's customer base to minimize this dependency. Cyber-Test's ability to do so is dependent upon many variables including its ability to successfully attract and retain technicians that are capable of performing repair on all brands and models of office equipment and computer peripherals at prices which remain competitive.

COMPANY HISTORY

      We were incorporated in Florida on April 30, 1998 under the name Media Forum International, Inc. ("Media Forum"). We were inactive from April 1998 to June 1998, except for the issuance of founders' shares during such time period. On April 7, 1999, Advanced Communications Technologies, Inc., a Nevada corporation ("Advanced Communications (Nevada)") merged with and into us. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) (of which Mr. Roger May, our former Chief Executive Officer and Chairman of the Board of Directors until November 30, 2001, was the principal shareholder) received 90% of our outstanding common stock and we received all of Advanced Communications (Nevada)'s assets. These assets included all of the North and South American rights to market and distribute SpectruCell, a wireless software-defined radio ("SDR")-based communications platform that is being developed to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communications signals through one base station. We are not aware of any formal oral or written agreement documenting the transfer of the rights of Advanced Communications (Nevada) in SpectruCell to the Company at the time of the merger except for the Company's Proxy Statement prepared for a shareholders meeting held on March 25, 1999 (the "Proxy Statement"). Proposal #6 of the Proxy Statement stated that Advanced Communications (Nevada) would merge all of its assets into the Company, which included all of the rights to a product being developed called SpectruCell. Mr. May and his related entities, including Global Communications Technology Pty Ltd, of which Mr. May was the sold shareholder, as majority owners of Advanced Communications (Nevada), received approximately 42,000,000 shares of our common stock under the share exchange. We were the surviving entity of the merger, and we subsequently changed our name from Media Forum to Advanced Communications Technologies, Inc. Upon completion of the merger, we changed our trading symbol to "ADVC." As a result of the merger, Advanced Communications (Nevada) ceased to exist as a separate entity.

      On July 20, 1999, we formed Advanced Global Communications, Inc. ("AGC"), a Florida corporation. AGC was formed to develop and operate our international telecommunications network from the United States to Pakistan and India, as well as to acquire other switching and telecommunications companies. The network was established in 2000 and operated until 2001, when the regulatory climate in Pakistan and India made it legally and economically impractical to operate. During the fiscal year ended June 30, 2001, we ceased operating AGC's international telecommunications network and wrote-off our entire investment in various telephone equipment and network costs. AGC still exists as a separate entity, but has been inactive since July 1, 2001.

      On January 31, 2000, we acquired Smart Investments.com, Inc. through a stock exchange with Smart Investments' sole shareholder. Immediately upon completion of that acquisition, we elected successor issuer status in accordance with Rule 12g-3 promulgated under the Securities Exchange Act of 1934, as amended, and consequently became a "reporting company" under Securities Exchange Act of 1934, as amended.

      On April 5, 2000, we entered into a Stock Purchase Agreement with Advanced Communications Technologies, Pty. Ltd (Australia) ("Advanced Communications (Australia)") to acquire a 20% interest in Advanced Communications (Australia) for $19,350,000. The majority owner of Advanced Communications (Australia) was Mr. May. In consideration for our purchase of the stock, we issued (i) 5,000,000 shares of our common stock having a value of $11,850,000 and (ii) a $7,500,000 unsecured non-interest bearing note payable in installments. The note payable was payable in three equal monthly installments commencing May 31, 2000. Under the terms of the April 2000 Stock Purchase Agreement, the monthly installment deadline was extended indefinitely, without interest, to allow us to raise the cash portion of the purchase price through the sale of securities. Upon raising such funds, we were obligated to repay Advanced Communications (Australia)'s note payable after deducting for reserves needed to fund our current operations, our working capital and the development and expansion of our operations and the operations of our subsidiaries, as determined by our board of directors. On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company which stated that the April 2000 Stock Purchase Agreement was terminated immediately due to the Company's insolvency. We believe that we have no further obligation to pay the unsecured note payable because the Stock Purchase Agreement was unilaterally terminated by Advanced Communications (Australia). On February 5, 2004, we filed suit in Superior Court, Orange County, California against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions by such defendants against us and to clarify the status of our obligations to such defendants under various agreements and other arrangements, from which we believe we have been relieved as a result of such wrongful actions. In May and August 2004, the court issued an entry of default judgment in our favor and against all of the above defendants. On October 22, 2004, the court held a hearing for final determination of the above action. The court has not yet issued its final determination based on that hearing.

      In November 2000, we formed Advanced Network Technologies (USA), Inc., a Delaware corporation ("Advanced Network USA"), owned 70% by us and 30% by Advanced Network Technologies Pty. Ltd. It was our intention to have Advanced Network USA acquire wireless network infrastructure in North and South America to help showcase SpectruCell within a working network environment. To date, no acquisitions have been made. Advanced Network USA, Inc. is presently inactive and had no revenues or expenses for the fiscal years ended June 30, 2004 or 2003.

      In 2002, we closed operations relating to SpectruCell, significantly reduced our expenses, and shifted to a holding company structure, as it became uncertain whether SpectruCell's development would ever be completed and brought to market in the U.S. On December 17, 2003, we formed SpectruCell, Inc., a wholly-owned Delaware subsidiary, and transferred all of our rights in the SpectruCell technology to this subsidiary. SpectruCell, Inc. is presently inactive.

RECENT ACQUISITIONS

O     CYBER-TEST, INC.

      On April 13, 2004, we formed Encompass Group Affiliates, Inc. ("Encompass"), our wholly-owned subsidiary, in the State of Delaware for the purpose of becoming our principal operating unit. On June 3, 2004, a wholly-owned and newly formed Delaware subsidiary of Encompass, Cyber-Test, Inc. ("Cyber-Test") acquired the business and assets of Cyber-Test, Inc., a Florida-based, electronic equipment repair company ("Cyber-Test Florida"), pursuant to the terms of an Asset Purchase Agreement, dated May 27, 2004, by and among Cyber-Test Florida, Cyber-Test and the shareholders of Cyber-Test Florida (the "Asset Purchase Agreement"). Upon consummation of the acquisition, Cyber-Test became the core operating business of Encompass with 85 employees and annual sales of approximately $6,000,000. This acquisition is the Company's first step in expanding the businesses of the Company's subsidiaries into vertically integrated technology and service businesses. Under the terms of the Asset Purchase Agreement, Cyber-Test acquired all of the operating assets, tangible and intangible property, rights and licenses, good-will and business of Cyber-Test Florida, for a total purchase price of $3,498,469 consisting of $3,000,000 in cash, and a $498,469 three-year 6% unsecured installment note. The Company also incurred $234,108 of capitalized transaction costs inclusive of $125,000 of broker fees for a total acquisition cost of $3,732,577. In addition, under the terms of the Asset Purchase Agreement, the Company has agreed to contingently increase the purchase price by $500,000 by agreeing to issue to the sellers, 50,000,000 shares of restricted common stock priced at $.01 per share, to be earned on a pro rata basis over the next three years based on Cyber-Test meeting certain revenue and earnings milestones and if certain events of forfeiture do not occur (the "Contingent Stock Consideration"). Milestones means the following revenue and EBITDA (earnings before income tax, depreciation and amortization) goals of Cyber-Test for the applicable year:

           FISCAL YEAR END        REVENUES            EBITDA
--------------------------------------------------------------------------------
            June 30, 2005        $ 6,600,000         $  500,000
            June 30, 2006        $ 8,600,000         $  860,000
            June 30, 2007        $11,600,000         $1,400,000

      The Contingent Stock Consideration is subject to forfeiture in its entirety, at any time, if Lisa Welton, the Chief Executive Officer of Cyber-Test, is terminated for cause, or resigns from the Company. prior to June 30, 2007.

      The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141. and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The Company acquired net tangible assets valued at $1,286,985. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $2,445,592. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The future liability, if any, associated with any Contingent Stock Consideration issuable in conjunction with this acquisition based on the achievement of certain revenue and earnings results over a three-year period will be recorded as additional goodwill in fiscal 2007 after the event of forfeiture (Ms. Welton's continued employment with us for a period of three years after consummation of the acquisition) lapses.

O     HY-TECH TECHNOLOGY GROUP, INC. INTANGIBLE LICENSES

      In June 2004, Encompass acquired certain licensing rights from Innova Holdings, Inc. (formerly known as Hy-Tech Technology Group, Inc. ("Hy-Tech")), a custom systems builder and authorized distributor of computer components and peripherals. The licensing rights include the exclusive, worldwide, royalty-free, perpetual, non-terminable and irrevocable right to Hy-Tech's customer base, corporate web addresses, and the entitlement to hire Hy-Tech's former Chief Executive Officer, Mr. Martin Nielson, as Chief Executive Officer of Encompass. The consideration paid for these rights consists solely of the retirement of certain of Hy-Tech's Senior Secured Convertible Debentures by the payment in cash of $203,300 and the issuance of the Company's Series B Convertible Preferred Stock with a liquidation preference of $300,000.

EMPLOYEES

      As of October 1, 2004 the Company had 92 full-time and 3 part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

      On August 1, 2002, the Company relocated its principal executive office from California to 420 Lexington Avenue, New York, New York 10170 within the office facility of Danson Partners, LLC, a privately-owned company that employs our President and Chief Financial Officer. No rent or facility usage fee is charged to the Company by Danson Partners, LLC. As of November 25, 2003, the Company's lease obligation of $250,734 consisting of $141,100 of unpaid past rent and $109,634 of future rent for the California office was terminated and settled for $35,000.

      The Company's core operating business, Cyber-Test is located at 448 Commerce Way, Longwood, Florida 32750. This 29,000 square foot office/warehouse facility has a one-year triple net lease that commenced on August 1, 2004 and ends on July 31, 2005, at a monthly lease obligation of $13,500. The lease is renewable on a year-to-year basis by providing written notice 60 days prior to the expiration of the then current term.

ITEM 3. LEGAL PROCEEDINGS

      During the fiscal year ended June 30, 2004, the Company settled a majority of its accounts payable and accrued liabilities at a substantial discount, the financial results of which have been recorded in the Company's June 30, 2004 consolidated financial statements. The Company has been, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management as of June 30, 2004, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      On February 5, 2004, the Company filed suit in California against Advanced Communications (Australia), Roger May, Global Communications Technologies
Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions of such defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved as a result of such wrongful actions. In May and August 2004, the court issued an entry of default judgment for the Company and against all of the above defendants. On October 22, 2004, the court held a hearing for final determination of the above action. The court has not yet issued its final determination based on that hearing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

      Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC." As of October 15, 2004 there were 2,004,247,731 common shares issued and outstanding and approximately 505 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

      The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock, as reported by Bloomberg Financial Markets:

--------------------------------------------------------------------------------
                                                       HIGH BID        LOW BID
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     2003
--------------------------------------------------------------------------------
     Quarter Ended September 30, 2002                $  .080           $  .005
     Quarter Ended December 31, 2002                    .015              .004
     Quarter Ended March 31, 2003                       .010              .002
     Quarter Ended June 30, 2003                        .011              .006

--------------------------------------------------------------------------------
     2004
--------------------------------------------------------------------------------
     Quarter Ended September 30, 2003                $  .007           $.00163
     Quarter Ended December 31, 2003                  .00363            .00169
     Quarter Ended March 31, 2004                      .0025            .00131
     Quarter Ended June 30, 2004                       .0015            .00081

      Such  market  quotations  reflect   inter-dealer  prices  retail  mark-up,
markdown or commissions and may not necessarily represent actual transactions.

      We did not pay any dividends during fiscal 2004 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

      All issuances of restricted stock have been valued based on the closing price of the stock as of the date the Company's Board of Directors approved the grant of shares or under the terms of our Convertible Debentures.

      In order to finance our acquisition of the assets of Cyber-Test Florida and to pay the cash portion of our acquisition of certain licensing rights from Innova Holdings, Inc. (formerly known as Hy-Tech Technology, Inc. ("Hy-Tech")) and its subsidiary Hy-Tech Computer Systems, Inc., on May 28, 2004, we issued 4,200 shares of our non-voting Series A Convertible Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), to Cornell Capital Partners, L.P. The Series A Preferred Stock ranks senior to our common stock and all other series of our preferred stock. The Series A Preferred Stock is entitled to receive dividends and distributions on a pro rata basis, prior to any of our other outstanding securities, when and if declared by the Board of Directors of the Company. Upon our liquidation, dissolution or winding up, holders of Series A Preferred Stock would receive $1,000 per share (the "Series A Liquidation Amount") of Series A Preferred Stock. Holders of the Series A Preferred Stock have the right, at any time and from time to time after May 21, 2005, to convert the Series A Preferred Stock into shares of our common stock, at a conversion price equal to either (a) $0.01 per share (which shall be adjusted in the event of a subdivision, or combination of shares), or (b) 100.0% of the average of the three (3) lowest closing bid prices of our common stock for the ten (10) trading days immediately preceding the date of conversion, whichever is lower. The Series A Preferred Stock shall automatically convert into shares of our common stock, upon the consummation of an acquisition of our stock by, or the merger, consolidation, or reorganization of us into or with, another entity through one or a series of related transactions, or the sale, transfer, or lease of all or substantially all of our assets to another entity. Upon ten (10) days' prior written notice, we have the right to redeem each outstanding share of Series A Preferred Stock at an amount equal to 120% of the Series A Liquidation Amount.

      In connection with the acquisition of certain licensing rights from Hy-Tech and its subsidiary Hy-Tech Computer Systems, Inc., on June 27, 2004, we issued 300 shares of our non-voting Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), plus $203,300 in cash, to certain holders of Hy-Tech Convertible Debentures in exchange for our assumption, and cancellation, of all amounts due and owing, or $503,300, by Hy-Tech under the Convertible Debentures. The Series B Preferred Stock ranks junior to the Series A Preferred Stock and senior to our common stock and all other series of our preferred stock, other than the Series A Preferred Stock. Subject to the rights of the Series A Preferred Stock, the Series B Preferred Stock is entitled to receive dividends and distributions on a pro rata basis, after the Series A Preferred Stock, but prior to any of our other outstanding securities, when and if declared by the Board of Directors of the Company. Upon a liquidation, dissolution or winding up, subject to the rights of the Series A Preferred Stock, holders of Series B Preferred Stock would receive $1,000 per share (the "Series B Liquidation Amount") of Series B Preferred Stock. Holders of the Series B Preferred Stock have the right, at any time and from time to time after June 23, 2005, to convert the Series B Preferred Stock into shares of our common stock, at a conversion price equal to either (a) $0.01 per share (which shall be adjusted in the event of a subdivision, or combination of shares), or (b) 100.0% of the average of the three (3) lowest closing bid prices of our common stock for the ten (10) trading days immediately preceding the date of conversion, whichever is lower. The Series A Preferred Stock shall automatically convert into shares of our common stock, upon the consummation of an acquisition of our stock by, or the merger, consolidation, or reorganization of us into or with, another entity through one or a series of related transactions, or the sale, transfer, or lease of all or substantially all of our assets to another entity. Upon ten (10) days' prior written notice, we have the right to redeem each outstanding share of Series B Preferred Stock at an amount equal to 120% of the Series B Liquidation Amount.

      On June 30, 2004, our Board of Directors approved the separate issuance of 10,000,000 and 5,000,000 shares of our restricted common stock, or 15,000,000 shares in the aggregate, having a value of $10,000 and $5,000, respectively, or $15,000 in the aggregate, to Mr. Martin Nielson and Jackson Steinem, respectively, at $.001 per share, for consulting services rendered to the Company in connection with the acquisition of Cyber-Test Florida.

      On March 9, 2004, our Board of Directors approved the issuance of 10,000,000 shares of our restricted common stock having a value of $18,000 or $.0018 per share, to DDInvestor.com, Inc. in full satisfaction and settlement of outstanding indebtedness owed by us to them.

      On January 8, 2004, our Board of Directors approved the issuance of 1,000,000 shares of restricted common stock to Mr. Steve Black for professional services rendered to the Company. The stock was valued at $.00281 per share or $2,810, the closing bid price of the stock on the date approved by our Board of Directors.

      On January 5, 2004, January 7, 2004, January 15, 2004, January 22, 2004 and February 2, 2004, holders of our outstanding 5% convertible debentures elected to convert $25,000, $50,000, $75,000, $75,000 and $103,861, respectively, or $328,861 in the aggregate, of principal and accrued interest, at conversion prices of $.001676, $.001776, $.002076, $.00238 and $.002314 per
share, into 14,916,468, 28,153,153, 36,127,168, 31,512,605 and 44,883,751 shares of our common stock, respectively, or 155,593,145 shares of common stock in the aggregate.

      On December 3, 2003 and December 17, 2003, our Board of Directors approved the issuance of 8,142,857 shares of our restricted common stock, in the aggregate, having a value of $17,000, or $.0020 per share, to various creditors in full satisfaction of their claims against us.

      On December 3, 2003, holders of our 5% Convertible Debentures elected to convert $85,252 of principal and accrued interest, at a conversion price of $.001716 per share, into 49,680,653 shares of our common stock.

      On November 3, 2003 and November 10, 2003, holders of our 5% Convertible Debentures elected to convert $25,000 and $156,000, respectively, or $181,000, in the aggregate, of principal and accrued interest, at conversion prices of $.00189 and $.0016, respectively, per share, into 13,227,513 and 97,500,000 shares of our common stock, respectively, or 110,727,513 shares of common stock in the aggregate.

      On October 31, 2003, our Board of Directors approved the issuance of 39,583,333 shares, in the aggregate, of our restricted common stock, having a value of $95,000 in the aggregate, to various officers and directors in partial satisfaction of professional services previously rendered to us. The shares were valued based on the closing price of our common stock immediately prior to its issuance, or $.0024 per share. The shares were issued on November 4, 2003. On that same date, our Board of Directors also approved the issuance of 8,833,333 shares of restricted common stock to various creditors in full satisfaction of their claims against us. Those shares of common stock were also valued at $21,200, or $.0024 per share.

      On October 7, 2003, October 20, 2003 and October 21, 2003, holders of our 5% Convertible Debentures elected to convert $188,746, $201,447 and $50,000, respectively, or $440,193, in the aggregate, at conversion prices of $.00207, $.00211 and $.00218 per share, respectively, of principal and interest into 91,181,642, 95,472,510 and 22,935,780 shares of our common stock, respectively, or 209,589,932 shares of common stock in the aggregate.

      On September 24, 2003, our Board of Directors approved the issuance of 85,714,285 shares, in the aggregate, of our restricted common stock, having a value of $240,000 in the aggregate, to various officers and directors, in partial satisfaction of professional services previously rendered to us. The shares were valued based on the closing price of the stock immediately prior to its issuance, or $.0028 per share. The shares were issued on October 3, 2003.

      On September 4, 2003, holders of our 5% Convertible Debentures elected to convert $82,375 of principal and accrued interest, at a conversion price of $.00138 per share, into 59,692,027 shares of our common stock.

      With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933 (the "1933 Act"). These offerings may have qualified for other exemptions as well. In each instance, the purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, the Company had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D under the 1933 Act, which information was based on representations received from such investors, and otherwise had the requisite sophistication to make an investment in the Company's securities.

      We did not make any purchases of equity securities during the fiscal year ended June 30, 2004.

SELECTED FINANCIAL DATA

                                                       FOR THE YEARS ENDED JUNE 30,
                                         ------------------------------------------------------
                                              2004                 2003             2002
                                         ----------------   ----------------   ----------------
Revenue                                  $       605,468    $            --    $            --
Cost of Revenue                                  400,265                 --                 --
Gross Profit                                     205,203                 --                 --
Operating Expenses                               788,261          1,216,776          2,314,570
Operating (Loss)                                (583,058)        (1,216,776)        (2,314,570)
Income (Loss) from Goodwill Impairment                --                 --         (1,700,000)
Other Income (Expense)                         1,058,878           (652,255)          (318,123)
Income (Loss) Before Income Taxes                475,820         (1,869,031)        (4,332,693)
Provision for Income Taxes                            --                 --                 --
Net Income (Loss)                                475,820         (1,869,031)        (4,332,693)
Net Income (Loss) Per Share:
  Basic and Diluted                      $           .00    $          (.01)   $          (.04)
Weighted Average Shares:
  Basic and Dilutive                       1,084,885,437        152,960,499        100,576,484

Cash                                     $     1,193,170    $        22,527    $        11,093
Working Capital (Deficiency)                  (2,197,667)        (4,044,795)        (3,252,643)
Total Assets                                   7,996,339             70,748            114,852
Total Liabilities                              6,571,877          6,030,922          5,054,902
Stockholders' Equity (Deficiency)              1,424,462         (5,960,174)        (4,940,050)

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

      We are a New York-based holding company that, through our wholly-owned subsidiaries, specializes in the repair of computer peripheral products and other electronic equipment, and seek to make strategic minority investments in privately held companies in diverse industries.

      We intend to pursue the acquisition of, and investment in, technology and/or brand differentiated companies with significant growth-potential. We seek to make the process of growth, through both organic and inorganic means, a core competency of each company which we acquire or in which we invest.

      We have three principal means of diversifying our business, each of which is designed to give shareholders a strong value driver. Encompass, our principal operating subsidiary, intends to acquire synergistic companies in the technologies and services arena. Hudson Street is a partner in the management firm of an institutional investment company. The Company itself also seeks to make minority investments in technology specific or highly differentiated companies with significant growth-potential.

YEAR ENDED JUNE 30, 2004 COMPARED TO YEAR ENDED JUNE 30, 2003

      OVERALL RESULTS OF OPERATIONS

      For the fiscal year ended June 30, 2004, our financial results reflect an overall profit of $475,820 or $.00 per share which was a substantial increase of $2,344,851 from the net loss of $(1,869,031) or $(.012) per share for the fiscal year ended June 30, 2003. This substantial turnaround in net earnings is attributable to management's successful efforts during the year in restructuring and settling substantially all of our obligations, significantly reducing our ongoing operating and interest costs and generating a source of ongoing earnings and cash flow through the purchase of an interest in a profitable financial services business and the purchase of the Cyber-Test Florida business as our core operating business. Of the $2,344,851 increase in net income, $780,938 is a result of us negotiating and settling a majority of our accounts payable and other liabilities at a substantial discount and generating forgiveness of debt income along with a $918,711 reduction in interest expense, lawsuit settlements and operating expenses. An additional $439,999 of net income was realized through our investment in the Yorkville Advisors investment partnership.

      REVENUE

      Revenue for the fiscal year ended June 30, 2004 was $605,468 and was entirely attributable to Cyber-Test's operations for the period from June 3 through June 30, 2004. We did not recognize any revenue for fiscal year ended June 30, 2003. All revenue was generated from the repair and service of office equipment and computer peripheral products, extended warranty sales and the sale of computer parts and accessories.

      OPERATING EXPENSES

      Total operating expenses for the fiscal years ended June 30, 2004 and June 30, 2003 were $788,261 and $1,216,776, respectively, representing a 35% decrease for fiscal year ended June 30, 2004 as compared to fiscal year ended June 30, 2003. Of these amounts $292,633 and $648,328 were paid during the fiscal year ended June 30, 2004 and fiscal year ended June 30, 2003, respectively, for professional services rendered, of which $2,810 and $5,000 during the fiscal years 2004 and 2003, respectively, was paid through the issuance of restricted common stock and represents a non-cash expense. Professional and consulting fees for the fiscal year ended June 30, 2004 decreased by $355,695 or 55% versus the prior fiscal year ended due to the overall reduction in legal fees and other expenses associated with our settlement of all of our remaining lawsuits during fiscal year ended June 30, 2004, including our litigation with Roger May and Advanced Communications (Australia).

      Depreciation and amortization expense for the fiscal year ended June 30, 2004 decreased by $196,709 to $229,103 from $425,812 for the fiscal year ended June 30, 2003 due to deferred commitment fees and financing costs being fully amortized in fiscal year 2004.

      Other general and administrative expenses amounted to $266,525 for the fiscal year ended June 30, 2004, which is a $138,163 increase from the prior fiscal year due principally to the addition of the Cyber-Test operating business overhead in June 2004. Such overhead expenses include the one month overhead operation and cost associated with employing approximately 85 employees and operating a 29,000 square foot office and warehouse facility.

      OTHER INCOME (EXPENSES)

      During the fiscal year ended June 30, 2004, we realized $1,058,878 of net other income due to the favorable results of our investment in Yorkville Advisors, which generated $439,999 of net income and $780,938 of forgiveness of indebtedness income generated from the successful settlement, at a discount, of certain of our debts. These items were offset, in part by, net interest expense of $162,059 attributable to $69,032 of accrued interest on our 10% Secured Convertible Debentures, the remaining 5% Convertible Debentures and the 8% Note Payable and $93,752 of debt discount expense treated as interest attributable to the beneficial conversion feature of our 10% Secured Convertible Debentures, net of $725 of interest income.

      Interest expense incurred for the fiscal year ended June 30, 2003 was $428,761 and was principally attributable to $119,721 of discount amortization relating to the beneficial conversion feature of our 10% Secured Convertible Debentures, $283,139 of accrued and penalty interest on the 5% Convertible Debentures paid in January 2004, $8,829 of interest on the 8% Note Payable and $12,522 of interest on the 10% Secured Convertible Debentures. Overall interest expense decreased from $428,761 in fiscal 2003 to $162,059 in fiscal 2004 for a $266,702 reduction in interest expense due to the lower levels of interest bearing debt in fiscal 2004 compared to fiscal 2003. During the fiscal year ended June 30, 2003, we settled our remaining lawsuits and recorded $223,494 of settlement expense. No such expense was incurred during the fiscal year ended June 30, 2004.

SIGNIFICANT ACCOUNTING POLICIES

      Financial  Reporting  Release No. 60, which was  recently  released by the
Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the Securities and Exchange Commission to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

USE OF ESTIMATES

      The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, significant estimates are required to value inventory and estimate the future cost associated with the Company's warranties. If the actual value of the Company's inventories differs from these estimates, the Company's operating results could be adversely impacted. The actual results with regard to warranty expenditures could also have an adverse impact on the Company if the actual rate of repair failure or the cost to re-repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

INVENTORY

      Inventory consists primarily of repair parts, consumable supplies for resale and used machines that are held for repair and/or resale, and are stated at the lower of weighted average cost or market. The weighted average cost of inventory approximates the first-in, first-out ("FIFO") method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and nonsalable inventory and records necessary provisions to reduce such inventory to net realizable value.

PROPERTY AND EQUIPMENT

      Property, plant and equipment are stated at cost. Assets are depreciated using the straight-line method for both financial statement and tax purposes based on the following estimated useful lives:

      Leasehold improvements             15 to 40 years
      Machinery and equipment            3 to 7 years
      Furniture and fixtures             5 to 7 years

      Maintenance and repairs are charged to expense when incurred.

WARRANTY RESERVE

      Refurbished peripheral computer equipment sold to customers and the repair of customer owned equipment is guaranteed for a period of ninety days and the repair of circuit boards is guaranteed for a period of 12 months. Any defective refurbished equipment is replaced free of charge and customer owned equipment is repaired without charge during the warranty period. Cyber-Test provides a reserve for warranty repairs based on historical failure rates and the estimated cost to repair.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. During the fiscal year ended June 30, 2004, accounts in the amount of $8,914 were determined to be uncollectible and were charged to the allowance for doubtful accounts. As of June 30, 2004, accounts receivable from two major customers aggregated $253,847 or 63% of accounts receivable.

LONG-LIVED ASSETS

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

EXCESS OF COST OVER NET ASSETS ACQUIRED

      In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired". The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchase intangibles with indefinite lives acquired after June 30, 2001, are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the year ended June 30, 2004, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

BUSINESS SEGMENTS

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". During the fiscal year ended June 30, 2004, the Company operated in one segment and therefore segment information is not presented.

      Management has determined that it is not meaningful to provide geographic segment disclosures for revenues and long-lived assets because the Company performs services for and generates revenue from customers throughout the U.S.

REVENUE RECOGNITION

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which typically is for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the period June 2, 2004 through June 30, 2004, our period of ownership.

INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

      The Company accounts for its investment in an unconsolidated partnership under the equity method of accounting, as the Company does not have any management control over this entity. This investment is recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions.

NEW ACCOUNTING PRONOUNCEMENTS

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our acquisitions and investments principally with short-term borrowings, which were provided to us by Cornell Capital Partners, L.P., a private limited partnership ("Cornell Capital"), and cash received in exchange for the issuance of 4,200 shares of our Series A Preferred Stock to Cornell Capital. We have funded our ongoing operations through cash distributions received from (i) our investment in Yorkville Advisors, an investment management partnership, and (ii) working capital generated by Cyber-Test, our core operating business. Our cash and cash equivalents totaled $1,193,170 at June 30, 2004.

      On July 16, 2003, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P., a private limited partnership. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $30,000,000. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the common stock is traded for the five (5) days immediately following the notice date. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. In accordance with the terms of the Equity Line of Credit with Cornell Capital Partners, Cornell is not permitted to own more than 9.99% of the outstanding common stock at any one time; however Cornell is permitted to waive such restriction, which waiver is effective on the 61st day after delivery of the waiver to the Company.

      During the fiscal year ended June 30, 2004, we made advances under the Equity Line of Credit in the aggregate amount of $725,000 in exchange for issuing 361,956,145 shares of common stock to Cornell Capital Partners. The Company netted $684,125 from these advances after deducting escrow agent expenses and other direct costs totaling $40,875 that have been recorded as a reduction of common stock as of June 30, 2004. These advances were principally used to provide a source of working capital to sustain our limited operations and enabled us to restructure and settle a majority of our outstanding obligations. During the fiscal year ended June 30, 2004, Hudson Street received $335,000 of partnership cash distributions from Yorkville Advisors. We believe that our existing sources of liquidity including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our Equity Line of Credit arrangement, and distributions from Hudson Street's investment will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

      The Company had total liabilities of $6,571,877 as of June 30, 2004. Included in this total are contractual obligations of $3,724,975. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                        PAYMENTS DUE BY PERIOD (FROM JUNE 30, 2004)
                                              -----------------------------------------------------------
                                                                1            2-3         4-5      AFTER 5
CONTRACTUAL OBLIGATIONS                         TOTAL       YEAR OR LESS    YEARS       YEARS      YEARS
-----------------------                       -----------   ------------  ----------   --------   --------
Notes Payable and Interest Thereon            $3,004,254*    $2,606,548   $  397,706   $     --   $     --
Convertible Debentures and Interest Thereon      181,744        181,744           --         --         --
Accounts Payable and Accrued Expenses            194,540        194,540           --         --         --
Other Current Liabilities                        344,437        344,437           --         --         --
  Total Contractual Obligations               $3,724,975     $3,327,269   $  397,706   $     --   $     --

----------
      * Excludes $1,791,166 due to Advanced Communications (Australia) under the Stock Purchase Agreement dated April 5, 2000. The Company believes that this obligation is not enforceable as a result of Advanced Communications (Australia)'s improper unilateral revocation of the Stock Purchase Agreement and other wrongful acts of Advanced Communications (Australia), Roger May and related parties. Also excludes $1,055,736 due to Roger May and/or Global Communications Technologies Limited and/or Global Communications Technologies Pty Ltd for monies provided to the Company. The Company believes it is not obligated to pay these amounts as a result of wrongful acts of such parties against the Company. On February 5, 2004, the Company filed suit in California seeking a judgment against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages related to their wrongful acts against the Company. The Company's damages claims exceed the $2,846,902 allegedly due such defendants. The Company also seeks in the action to have its obligations under the Stock Purchase Agreement and other arrangements clarified as to such defendants. In May and August 2004, the court issued an entry of default judgment in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing for final determination of the above action. The court has not yet issued its final determination based on that hearing.

      During the fiscal year ended June 30, 2004, the Company reduced its contractual obligations by approximately $2,250,000 through a combination of debenture holders' conversions, debt forgiveness, settlements with creditors and the issuance of shares of its common stock. At June 30, 2004, we had a working capital deficiency of $2,197,667. In September and October 2004, the Company repaid $375,000 of its short-term note payable to Cornell Capital Partners, L.P. through the issuance of 172,881,526 shares of our common stock valued at $100,000 and the payment of cash in the amount of $275,000.

      Below is a discussion of our sources and uses of funds for the fiscal year ended June 30, 2004:

NET CASH USED IN OPERATING ACTIVITIES

      Net cash used in operating activities was $829,775 and $123,566 for the fiscal years ended June 30, 2004 and June 30, 2003, respectively. The use of cash in operating activities for the fiscal year ended June 30, 2004 was principally from net income of $475,820 offset by a reduction in accounts payable in the amount of $419,696, and an increase in debt forgiveness income offset by non-cash charges for amortization and debt discount expense in the net aggregate amount of $458,083. The use of cash in operating activities for the fiscal year ended June 30, 2003 was principally the result of a net loss during the period reduced by an increase in accounts payable and accrued interest in the amount of $942,162 and by non-cash charges for depreciation and amortization, debt discount expense, common stock issued in exchange for services and lawsuit settlements in the aggregate amount of $773,577.

NET CASH USED IN INVESTING ACTIVITIES

      No cash was provided from investing activities for the fiscal year ended June 30, 2003. Cash used in investing activities for the fiscal year ended June 30, 2004 was $5,176,376 and was attributable to the Company's investment in a partnership for $2,670,000 reduced by $335,000 of cash distributions from this partnership investment and our purchase of the Cyber-Test Florida business, net of cash acquired, in the amount of $2,841,376.

NET CASH FROM FINANCING ACTIVITIES

      Net cash of $7,176,794 from financing activities for the fiscal year ended June 30, 2004 was from net proceeds of $513,125 from the sale of shares of the Company's common stock to Cornell Capital Partners, L.P., under the Company's Equity Line of Credit facility, proceeds of $3,000,000 from the issuance of a short-term promissory note to Cornell Capital Partners, L.P., and net proceeds of $3,756,500 from the issuance of shares of the Company's Series A Convertible Preferred Stock to Cornell Capital Partners, L.P., offset by the repayment of short-term and installment debt in the amount of $92,831. Net cash of $135,000 from financing activities for the fiscal year ended June 30, 2003 was from the 10% Secured Convertible Debentures issued in November 2002 and the issuance of a $35,000.00 short-term promissory note to Cornell Capital Partners, L.P.

CHANGE IN NET ASSETS

      As of and through June 30, 2004, the Company experienced material changes to its net assets from its prior fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2004, the Company purchased the business and operating assets of Cyber-Test Florida and through its wholly-owned investment subsidiary, Hudson Street, made a minority investment in the amount of $2,670,000 in Yorkville Advisors, an investment partnership. As a result of the Cyber-Test Florida acquisition, the Company acquired total assets of approximately $1.6 million, consisting principally of cash ($643,195), accounts receivable ($391,101), inventory ($350,480) and fixed assets ($166,516) and assumed $313,091 of liabilities, which consisted principally of accounts payable and accrued expenses. The Company also recorded goodwill in the amount of $2,445,592 associated with the Cyber-Test Florida acquisition. In addition, during this period, the Company acquired the license rights to certain intangible assets of Innova Holdings, Inc. (formerly known as Hy-Tech Technology Group, Inc.) and its wholly-owned subsidiary Hy-Tech Computer Systems, Inc. for $503,300, and settled approximately $2.2 million of liabilities for stock and cash resulting in $780,938 of forgiveness of debt income. The net effect of these transactions on the balance sheet was to increase our net assets by approximately $7.9 million.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements.

RISKS RELATED TO OUR BUSINESS

      In addition to historical facts or statements of current condition, this Annual Report on Form 10-KSB contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events.

      The following discussion outlines certain factors that we think could cause our actual outcomes and results to differ materially from our forward-looking statements as well as impact our future overall performance. These factors are in addition to those set forth elsewhere in this Annual Report on Form 10-KSB.

      WE HAVE A HISTORY OF LOSSES, AND MAY INCUR ADDITIONAL LOSSES.

      We are a holding company with a limited history of operations. We achieved profitability for the first time in fiscal year 2004. While we have achieved profitability, we cannot be sure that we will maintain revenue sufficient for us to continue to remain profitable.

      WE MAY NEED ADDITIONAL CAPITAL.

      To pursue our objectives, we may need additional capital which may not be available to us. This may delay our progress in achieving our goals.

      We will require funds in excess of our existing cash resources:

            o     to  seek  out  and  find  investment   opportunities  in  high
                  growth-potential companies;

            o     to  acquire   the   assets  or  stock  of   technology-related
                  companies;

            o to hire and retain highly skilled employees who understand, and can implement, our business model; and

            o     to finance the growth of our current operations.

      In the past, we have funded all of our growth through equity and debt financings. We anticipate that our existing capital resources will enable us to maintain currently planned operations through the next twelve (12) months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we may need additional funding sooner than anticipated. Because our operating and capital resources may be insufficient to meet future requirements, we may need to raise additional funds in the near future to continue our business expansion plans.

      It is possible that we will be unable to obtain additional funding as and when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to delay the progress of our business expansion plans.

      NEW EQUITY FINANCING COULD DILUTE CURRENT STOCKHOLDERS.

      If we raise funds through equity financing to meet the needs discussed above, it will have a dilutive effect on existing holders of our shares by reducing their percentage ownership. The shares may be sold at a time when the market price is low because we need the funds. This will dilute existing holders more than if our stock price was higher. In addition, equity financings often involve shares sold at a discount to the current market price.

      THE LOSS OF ANY ONE OF CYBER-TEST'S KEY CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      Cyber-Test relies heavily on the business of a few key customers. While all these key customers are contractually committed to purchase parts or service from Cyber-Test, these contracts are terminable within 60 to 90 days. If any one (or all) of these key customers terminates its relationship with Cyber-Test, it could have a material adverse effect on our business.

      WE AND OUR SUBSIDIARIES OPERATE IN COMPETITIVE INDUSTRIES.

      Cyber-Test's business is highly competitive. Cyber-Test competes with companies that provide repair services for office equipment and computer peripheral products, with companies that supply parts and consumables to end-users and repair companies of such equipment and products, and with resellers of such equipment and products.

      Competition within the office equipment and computer peripheral products service and repair industry is based on quality of service, depth of technical know-how, price, availability of parts, speed and accuracy of delivery, and the ability to tailor specific solutions to customer needs. Many of Cyber-Test's competitors are larger in size and have greater financial and other resources, such as Decision One, Depot America, Teleplan, DataTech America, and DEX. Cyber-Test also competes with manufacturers and OEMs that do their own repair work, as well as large distribution and logistics companies such as United Parcel Service and Airborne Logistics.

      Management believes Cyber-Test has a competitive advantage over many of its competitors, but Cyber-Test's ability to maintain such competitive advantage is dependent upon many variables including its ability to successfully attract and retain technicians that are capable of performing repair on all brands and models of office equipment and computer peripherals at prices which remain competitive. We can provide no assurances that Cyber-Test will continue to have the resources to successfully compete in the technology repair service industry.

      OUR BUSINESS COULD SUFFER IF THERE IS A PROLONGED ECONOMIC DOWNTURN.

      We derive a substantial amount of our net revenue from the repair and resale by Cyber-Test of office equipment and computer peripheral products. Revenue from the repair and resale of such equipment does not generally fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business.

      We also derive a substantial amount of our net revenue from cash distributions received by us from our investments in companies operating in diverse industries. A prolonged economic downturn could hinder the ability of these companies to provide us with a substantial, or any, return on our investments.

      FLUCTUATIONS IN THE PRICE OR AVAILABILITY OF OFFICE EQUIPMENT PARTS AND COMPUTER PERIPHERAL PRODUCTS COULD MATERIALLY ADVERSELY AFFECT US.

      The price of office equipment parts and computer peripheral products may fluctuate significantly in the future. Changes in the supply of or demand for such parts and products could affect delivery times and prices. We cannot provide any assurances that Cyber-Test will continue to have access to such parts and products in the necessary amounts or at reasonable prices or that any increases in the cost of such parts and products will not have a material adverse effect on our business.

      WE  COULD  BE   MATERIALLY   AFFECTED  BY   TURNOVER   AMONG  OUR  SERVICE
      REPRESENTATIVES.

      Cyber-Test depends on its ability to identify, hire, train, and retain qualified service personnel as well as a management team to oversee the services that Cyber-test provides. A loss of a significant number of these experienced personnel would likely result in reduced revenues for Cyber-Test and could materially affect our business. Cyber-test's ability to attract and retain qualified service representatives depends on numerous factors, including factors that Cyber-Test cannot control, such as conditions in the local employment markets in which it operates. We cannot provide and assurances that Cyber-Test will be able to hire or retain a sufficient number of service representatives to achieve its financial objectives.

      TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

      Our ability to make payments on our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facility with Cornell Capital Partners, L.P. will be adequate to meet our future liquidity needs for at least the next twelve (12) months.

      We cannot provide any assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot make any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot make any assurances that any such actions, if necessary, could be effect on commercially reasonable terms, or at all.

      THE FUTURE CONVERSION OF OUR OUTSTANDING SERIES A AND B CONVERTIBLE PREFERRED STOCK WILL CAUSE DILUTION TO OUR EXISTING SHAREHOLDERS, WHICH MEANS THAT OUR PER-SHARE INCOME AND STOCK PRICE COULD DECLINE

      The issuance of shares upon any future conversion of the outstanding Series A Convertible Preferred Shares and B Convertible Preferred Shares will have a dilutive impact on our stockholders. We currently have $4,500,000 of outstanding Series A Convertible Preferred Shares and B Convertible Preferred Shares that are convertible into shares of our common stock no earlier than May 2005 and June 2005, respectively. Both the Series A Convertible Preferred Shares and B Convertible Preferred Shares are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price is equal to or greater than $.01 per share at the time of conversion, the Series A Convertible Preferred Shares and B Convertible Preferred Shares would be convertible into an aggregate of 450,000,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 450,000,000. If such conversions had taken place at $0.001, our recent stock price, then holders of our Series A and B Convertible Preferred shares would have received 4,500,000,000 shares of our common stock. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.

      THE CONVERSION OF OUR SERIES A CONVERTIBLE PREFERRED STOCK COULD CAUSE A CHANGE OF CONTROL

      The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. Cornell Capital Partners, L.P. holds our Series A Convertible Preferred Stock, which if converted at current prices on or after May 2005, would result in the issuance of 4,500,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own in excess of 60% of our then outstanding shares of Common Stock, computed based on 5,000,000,000 shares that are currently authorized to be issued. In such event, Cornell Capital Partners, L.P. would be our largest shareholder and would be able to exercise control of us by electing directors, increasing the number of authorized shares of common stock that we could issue or otherwise.

      WE HAVE A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2004 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES ON THAT DATE

      We had a working capital deficit of $2,197,667 as of June 30, 2004, which means that our current liabilities exceeded our current assets by $2,197,667. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2004 were not sufficient to satisfy all of our current liabilities on that date.

      OUR INDEPENDENT AUDITORS HAVE ADDED A GOING CONCERN OPINION TO OUR FINANCIAL STATEMENTS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004 and 2003 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      THE PRICE OF OUR COMMON STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      There is a limited public market for our common stock and there can be no assurance that an active trading market will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

      OUR  COMMON  STOCK IS DEEMED TO BE "PENNY  STOCK,"  WHICH MAY MAKE IT MORE
      DIFFICULT  FOR   INVESTORS  TO  SELL  THEIR  SHARES  DUE  TO   SUITABILITY
      REQUIREMENTS

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

            o     With a price of less than $5.00 per share;

            o     That are not traded on a "recognized" national exchange;

            o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

            o In issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

      WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

      Our success largely depends on the efforts and abilities of key executives, including Mr. Wayne Danson, our President and Chief Financial Officer, Mr. Martin Nielson, our Senior Vice President-Acquisitions and Ms. Lisa Welton, our President and Chief Executive Officer of Cyber-Test. The loss of the services of Mr. Danson, Mr. Nielson or Ms. Welton could materially adversely affect our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management's attention away from operational issues. We maintain a $2,000,000 key-man life insurancE policy for each of Mr. Danson, Mr. Nielson and Ms. Welton.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by item 7 are included in the Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING

      None.

ITEM 8A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING

      (A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

      As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our acting Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

      (B)   CHANGES IN INTERNAL CONTROLS:

      There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls during the fiscal year covered by this Report or from the end of the reporting period to the date of this Form 10-KSB.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors and serve terms of one year or until their death, resignation or removal by the Board of Directors. Our directors serve one-year terms until their successors are elected. There are no family relationships or understandings between any of the directors and executive officers. In addition, except for the arrangement with Mr. Nielson, as described in Mr. Nielson's profile set forth below, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

      Our directors and executive officers are as follows:

      NAME AND ADDRESS         AGE        POSITION
      -----------------------  ---        ----------------------------------

      Wayne I. Danson           51        President, Chief Financial Officer
      420 Lexington Avenue                and Director
      New York, NY 10170

      Dr. Michael Finch         56        Director
      37 Walnut Street
      Wellesley, MA 02481

      Jonathan J. Lichtman      52        Secretary and Director
      120 Palmetto Park Road
      Boca Raton, FL 33432

      Martin Nielson            52        Senior Vice President-Acquisitions
      420 Lexington Avenue                and Director
      New York, NY 10170

      Randall Prouty            52        Director
      420 Lexington Avenue
      New York, NY 10170

      Wilbank J. Roche          58        Director
      2530 Wilshire Boulevard
      Santa Monica, CA 90403

      The directors named above will serve until the next annual meeting of our shareholders or until their successors shall be elected and accept their positions.

      WAYNE I. DANSON, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Danson has served as our Chief Financial Officer since December 1, 1999, as a Director since January 3, 2000, and as President since April 30, 2002. Mr. Danson also serves as Chairman of the Board of Encompass. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was co-head and Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

      MARTIN NIELSON, SENIOR VICE PRESIDENT-ACQUISITIONS, DIRECTOR. Mr. Nielson was appointed Senior Vice President-Acquisitions in June 2004 and Director in August 2004. Mr. Nielson also serves as Chief Executive Officer of Encompass, our wholly-owned subsidiary and principal operating unit. From 2003 until his appointment to the foregoing offices, he was Chairman of Innova Holdings, Inc. (formerly known as Hy-Tech Technology Group, Inc.). He also served as Chairman of Inclusion Technologies, Inc. from 2000 to 2002. Since 1994, he has been the Chairman and Chief Executive Officer of Altos Bancorp, Inc., a privately-held mergers and acquisition company. In 1991, Mr. Nielson was founder and Chief Executive Officer of The Business Superstore, an office supply and computer superstore/telesales company in London that merged with Office World in 1993. In 1982, Mr. Nielson was part of the founding team and served until 1991 as Vice President of Businessland, Inc., a New York Stock Exchanged listed computer and networking reseller. From 1972 until 1981, Mr. Nielson was employed as a senior officer of The Gap Stores. Mr. Nielson graduated from San Jose State University with a BS in business management with a concentration in mathematics and engineering, and attended San Francisco State University's Graduate School of Business with a concentration in operations research.

      JONATHAN J. LICHTMAN, SECRETARY AND DIRECTOR. Mr. Lichtman has served as a Director since November 9, 1999 and is currently a partner with the Boca Raton law firm of Levinson & Lichtman, LLP, where he specializes in structuring corporate and partnership transactions, including real estate syndications. Mr. Lichtman is also currently a general partner of several real estate partnerships in New York, North Carolina and Florida. Prior to forming Levinson and Lichtman LLP, Mr. Lichtman was an attorney with English, McCaughan and O'Bryan, PA, where he performed legal work for domestic and international clients, as well as real estate partnerships and development. Mr. Lichtman obtained his J.D. degree, cum laude, from Syracuse University College of Law and his LLM degree in taxation from the University of Miami School of Law. He is also a certified public accountant and is licensed to practice law in Florida and New York.

      DR. MICHAEL FINCH, DIRECTOR. Dr. Finch has served as a Director since March 10, 1997. For the four years before that, he was employed by Media Forum (first in the UK, and then in the U.S.) as Director of Product Development. Since 1998, he has been Chief Technology Officer of New Media Solutions, responsible for the conception, planning, creation, execution and deployment of all software products and projects. He was responsible for developing and implementing Media Forum's software capabilities and strategy, managing technical and complex software projects for high-end clients, and pre-sales demonstrations to clients of Media Forum's software stance and expertise. From 1983 to 1993, Dr. Finch was a Financial Software Engineer, who designed, wrote and implemented sophisticated real-time computer programs for trading Financial Instruments and Commodities on the Chicago and New York Futures exchanges. Prior to 1983, Dr. Finch was a research scientist and mathematician, with an academic career at four UK universities. He obtained a Doctorate of Mathematics at Sussex University for original research into Einstein's Theory of General Relativity and its application to Neutron Stars. He lectured at Queen Mary's College London on advanced mathematics.

      RANDALL PROUTY, DIRECTOR. Mr. Prouty has served as a Director since March 10, 1997. Mr. Prouty served as our Chairman from November 30, 2001 until December 12, 2002. Mr. Prouty is also currently the President and CEO of World Associates, Inc., a publicly traded real estate development company. He is also the sole owner of Bristol Capital, Inc., a firm active in consulting and business development work for companies seeking access to capital markets, and through which he is incubating other e-business ventures. Mr. Prouty is a licensed real estate and mortgage broker in the State of Florida. His technical background includes being a qualified Webmaster and developing e-businesses on the web.

      WILBANK J. ROCHE, DIRECTOR. Mr. Roche was appointed a Director on March 25, 1999 and is currently a principal with the law firm of Roche & Holt in Santa Monica, California. Mr. Roche was an honors graduate from the University of Southern California in 1976, as well as from Loyola University School of Law, Los Angeles, in 1979. He was admitted to the California State Bar in 1979 and has been practicing law actively since that time. Mr. Roche worked for law firms in the Los Angeles area from 1976 to 1983, when he opened his own office. In 1985, he formed Roche & Holt. Mr. Roche's law practice has revolved largely around representing small businesses and their owners. In that regard, he has provided legal services in connection with the formation, purchase, sale, and dissolution of numerous entities, as well as in connection with their on-going operations.

OTHER SIGNIFICANT EMPLOYEES

LISA A. WELTON, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF CYBER-TEST, INC. AND EXECUTIVE VICE PRESIDENT OF ENCOMPASS GROUP AFFILIATES, INC. From 1990 to June 3, 2004, Ms. Welton served as President and Chief Executive Officer of Cyber-Test Florida, where she was responsible for overseeing the company's operational, marketing, contractual, and communications efforts, including business development and growth. Upon our acquisition of Cyber-Test Florida's assets, Ms. Welton was appointed to the same offices and given the same responsibilities with Cyber-Test. Ms. Welton was appointed Executive Vice President of Encompass in June 2004 and assists in the overall vision and implementation of the business. From 1987 to 1989, Ms. Welton served as the National Director of Business Development for Charlan Brock and Associates, an International architectural firm specializing in hotels and high-end custom home developments, where she secured architectural contracts for the firm's clients in the United States and Europe. From 1985 to 1987, Ms. Welton was Senior Account Manager at Robison, Yesawich and Pepperdine, an advertising and public relations firm, where she coordinated hotel property grand openings and all subsequent press events. Ms. Welton graduated from the University of Wisconsin with a BS degree in advertising and marketing.

THOMAS SUTLIVE, VICE PRESIDENT OF CYBER-TEST, INC. From August 1995 to June 3, 2004, Mr. Sutlive was employed by Cyber-Test Florida, where he served as Vice President, since January 2004, and was responsible for the overall service structure and establishment of purchasing policies and procedures. Upon our acquisition of Cyber-Test Florida's assets, Mr. Sutlive was appointed to the same offices and given the same responsibilities with Cyber-Test. Prior to Mr. Sutlive's appointment to Vice President, he served as Cyber-Test's Director of Operations from September 1999 to January 2004 and Purchasing Manager from August 1995 to September 1999. From 1989 to 1995, Mr. Sutlive was Lead Electric Technician with Sprague Electric, where he handled the operational readiness of specialized precision manufacturing equipment. Mr. Sutlive previously held the position of Systems Analyst with Dyncorp, a defense contractor, where he was responsible for generating failure analyses for naval missile tracking systems. Mr. Sutlive earned a bachelors degree from the University of Georgia and served six honorable years with the United States Navy.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS.

      Our business affairs are managed under the direction of the Board of Directors. During the fiscal year ended June 30, 2004, our Board of Directors held four (4) meetings and took action by written consent eight (8) times. During the fiscal year ended June 30, 2004, all of the directors attended all of the Board of Directors meetings that were held.

      The  Board  of  Directors  has   established  an  Audit  Committee  and  a
Compensation Committee.

      The Audit Committee was established May 15, 2001. The Audit Committee reports to our Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls. The Audit Committee is comprised of Messrs. Prouty and Finch.

      The Compensation Committee was established May 15, 2001. The Compensation Committee of our Board of Directors reviews and makes recommendations to our Board of Directors regarding our compensation policies and all forms of compensation to be provided to our executive officers. In addition, the compensation committee will review bonus and stock compensation arrangements for all employees. The compensation committee is comprised of Messrs. Roche and Prouty.

      The Board of Directors also has established an Acquisitions Committee and an Advanced Communications (Australia) Committee. Messrs. Prouty, Danson, Lichtman and Roche currently serve on the Acquisitions Committee and Messrs. Prouty, Danson, Lichtman, Roche and Finch serve on the Advanced Communications (Australia) Committee, which will address and make all decisions relating to SpectruCell matters.

AUDIT COMMITTEE FINANCIAL EXPERT

      Our Audit Committee does not currently have at an "audit committee financial expert" as defined under Item 401(e) of Regulation S-B. Our Board of Directors is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert and who would be independent as that term is used in Item 7(d)(3)(iv) of
Schedule 14A.

CORPORATE GOVERNANCE

      In April 2004, we established a Code of Business Conduct and Ethics (the "Code"), applicable to all of our employees, including our principal executive, accounting and financial officers, which states that we are committed to the highest standards of legal and ethical conduct. This Code sets forth our policies with respect to the way we conduct ourselves individually and operate our business. The provisions of this Code are designed to deter wrongdoing and to promote honest and ethical conduct among our employees, officers and directors. The Code is attached hereto as Exhibit 14.1 and can also be found on our corporate website at www.advancedcomtech.net. We will satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, any provision of our Code by posting such information on our corporate website.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires that our directors and executive officers and any persons who own more than ten percent of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors and executive officers during the fiscal year ended June 30, 2004 were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table shows all cash compensation accrued and/or paid by us to our two executive officers, as well as certain other compensation paid or accrued, for the fiscal years ended June 30, 2004, 2003 and 2002. Mr. Nielson became an executive officer in June 2004. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

                                      ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                               -------------------------------------  ---------------------------------------------
                                                                                AWARDS        PAYOUTS
                                                                      ----------------------  -------
                                                          OTHER       RESTRICTED
                                                          ANNUAL          STOCK     OPTIONS/   LTIP     ALL OTHER
NAME AND                        SALARY         BONUS    COMPENSATION     AWARD(S)     SARS    PAYOUTS  COMPENSATION
PRINCIPAL POSITION      YEAR      ($)           ($)         ($)            ($)        (#)      ($)         ($)
------------------      ----   -----------    -------    -------       ------------  ----      ----       ----
Wayne I. Danson,        2004   $150,000       $    --    9,12(1)       $     --      $ --      $ --       $ --
President and CFO       2003    190,138(2)         --      --                --        --        --         --
                        2002    149,933(3)         --      --           110,000 (3)    --        --         --
Martin Nielson,         2004     16,667        15,000      --                --        --        --         --
Sr. VP-Acquisitions     2003       --              --      --                --        --        --         --
                        2002       --              --      --                --        --        --         --

----------
(1) Represents reimbursement of out-of-pocket expenses, net of a $35,000 write-off, received by Mr. Danson through Danson Partners, LLC, an entity owned and operated by Mr. Danson.

(2) Represents accrued fees and out-of-pocket expenses. Mr. Danson received $3,000 in cash and $1,000 in stock for fiscal 2003 services rendered.

(3) Represents accrued fees and out-of-pocket expenses. Mr. Danson received $65,000 in cash for fiscal 2002 services and $32,775 for reimbursement of prior and current out-of-pocket expenses. Mr. Danson was appointed President on April 30, 2002.

      We have no deferred compensation, stock options, SAR or other bonus arrangements for our employees and/or directors. During the fiscal year ended June 30, 2004, all decisions concerning executive compensation were made by our Compensation Committee.

      EMPLOYMENT AGREEMENTS

      Mr. Danson is party to a written consulting agreement with us that entitled him to $20,000 per month in cash and stock for the period September 1, 2000 through August 31, 2001 and, as extended orally, to December 31, 2001. Effective January 1, 2002, Mr. Danson agreed to orally extend his consulting agreement with us through December 31, 2003 at a monthly rate of $12,500. On January 1, 2004, Mr. Danson agreed to extend his oral agreement indefinitely, and our Compensation Committee is currently negotiating with Mr. Danson regarding a two-year employment agreement. The terms and conditions of this agreement are not yet finalized. Mr. Danson is reimbursed for reasonable out-of-pocket expenses relating to activities for us. We have provided Mr. Danson with a $2 million life insurance policy for his benefit and also insure Mr. Danson under a $2 million key man life insurance policy.

      On June 24, 2004,  we entered into a two year  employment  agreement  with
Martin Nielson, our Senior Vice President-Acquisitions (the "Nielson Agreement"). Under the terms of the Nielson Agreement, Mr. Nielson is employed as Encompass' President and Chief Executive Officer and a Senior Vice President-Acquisitions of the Company. Mr. Nielson is entitled to a $200,000 annual salary and the right to earn up to 50,000,000 shares of our restricted common stock valued at $.01 per share, or $500,000, to vest over a two-year period. Mr. Nielson is also entitled to receive an Incentive Bonus determined at the discretion of our Compensation Committee based on his contribution to our overall performance as well as a bonus based on the overall separate business and financial performance of Encompass and its wholly-owned operating subsidiaries. In addition, we have provided Mr. Nielson with a $1 million life insurance policy for his benefit and also insure Mr. Nielson under a $2 million key man life insurance policy. If Mr. Nielson's employment with us terminates for any reason other than by us for "cause," Mr. Nielson is entitled to receive an additional amount of base salary equal to the amount of base salary Mr.
Nielson would have received during the six (6) month period immediately following the date of his termination. The severance payment is payable in cash in equal monthly installments of the first business day of each month during the six (6) month period immediately following the date of his termination. Under Mr. Nielson's employment agreement, "cause" means the following: (i) any act or omission by Mr. Nielson that constitutes malfeasance, misfeasance or nonfeasance in the course of his duties, or in the judgment of our Board of Directors or our Chief Executive Officer, Mr. Nielson has been grossly negligent (including habitual neglect of duties), incompetent or insubordinate in carrying out his duties, (ii) a material breach by Mr. Nielson of his employment agreement that is not cured within ten (10) days of receipt of notice thereof, (iii) Mr. Nielson's breach of a fiduciary duty owed to us or our affiliates, or (iv) Mr. Nielson's conviction of, or pleading nolo contendere to, a criminal offense or crime constituting a misdemeanor or felony, or conviction in respect to any act involving fraud, dishonesty or moral turpitude (other than minor traffic infractions or similar minor offenses).

      On June 3, 2004, we entered into a three-year employment agreement with Lisa Welton. In accordance with the terms of Ms. Welton's employment agreement, Ms. Welton will hold the offices of President and Chief Executive Officer, and be a director, of Cyber-Test, as well as hold the office of Executive Vice-President of Encompass. Ms. Welton is entitled to a $120,000 annual salary. Ms. Welton is also entitled to receive an incentive bonus determined at the discretion of our Compensation Committee based on her contribution to our overall performance as well as a bonus based on the overall separate business and financial performance of Cyber-Test. In addition, we insure Ms. Welton under a $2 million key man life insurance policy. If Ms. Welton's employment with us terminates for any reason other than by us for "cause," Ms. Welton is entitled to receive an additional amount of base salary equal to the amount of base salary Ms. Welton would have received during the six (6) month period immediately following the date of her termination. The severance payment is payable in cash in equal monthly installments of the first business day of each month during the six (6) month period immediately following the date of her termination. Under Ms. Welton's employment agreement, "cause" means the following: (i) any act or omission by Ms. Welton that constitutes malfeasance, misfeasance or nonfeasance in the course of her duties, or in the judgment of our Board of Directors or our Chief Executive Officer, Ms. Welton has been grossly negligent (including habitual neglect of duties), incompetent or insubordinate in carrying out her duties, (ii) a material breach by Ms. Welton of her employment agreement that is not cured within ten (10) days of receipt of notice thereof, (iii) Ms. Welton's breach of a fiduciary duty owed to us or our affiliates, or (iv) Ms. Welton's conviction of, or pleading nolo contendere to, a criminal offense or crime constituting a misdemeanor or felony, or conviction in respect to any act involving fraud, dishonesty or moral turpitude (other than minor traffic infractions or similar minor offenses).

      On June 3, 2004, we entered into a three-year employment agreement with Thomas Sutlive. In accordance with the terms of Mr. Sutlive's employment agreement, Mr. Sutlive will hold the office of Vice-President of Cyber-Test. Mr. Sutlive is entitled to a $110,000 annual salary. Mr. Sutlive is also entitled to receive an incentive bonus determined at the discretion of our Compensation Committee based on his contribution to our overall performance as well as a bonus based on the overall separate business and financial performance of Cyber-Test. If Mr. Sutlive's employment with us terminates for any reason other than by us for "cause," Mr. Sutlive is entitled to receive an additional amount of base salary equal to the amount of base salary Mr. Sutlive would have received during the six (6) month period immediately following the date of his termination. The severance payment is payable in cash in equal monthly installments of the first business day of each month during the six (6) month period immediately following the date of his termination. Under Mr. Sutlive's employment agreement, "cause" means the following: (i) any act or omission by Mr. Sutlive that constitutes malfeasance, misfeasance or nonfeasance in the course of his duties, or in the judgment of our Board of Directors or our Chief Executive Officer, Mr. Sutlive has been grossly negligent (including habitual neglect of duties), incompetent or insubordinate in carrying out his duties,
(ii) a material breach by Mr. Sutlive of his employment agreement that is not cured within ten (10) days of receipt of notice thereof, (iii) Mr. Sutlive's breach of a fiduciary duty owed to us or our affiliates, or (iv) Mr. Sutlive's conviction of, or pleading nolo contendere to, a criminal offense or crime constituting a misdemeanor or felony, or conviction in respect to any act involving fraud, dishonesty or moral turpitude (other than minor traffic infractions or similar minor offenses).

      Each of the foregoing agreements contains standard confidentiality, noncompete and work-for-hire provisions.

      Our directors did not receive any cash or stock compensation for their services as a director in fiscal 2004 or 2003, but were reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director. For fiscal 2005, each of the independent directors, as defined under NASDAQ Rules and Regulations, will receive $25,000 in cash compensation, payable $6,250 per quarter of service. Messer. Prouty will receive an additional $5,000 for serving as Chairman of the Compensation Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table contains information about the beneficial ownership of our common stock as of October 15, 2004 for:

            o     each of our directors;
            o     each  of  our   executive   officers   named  in  the  summary
                  compensation table in item 10; and
            o     all directors and executive officers as a group.

      We are not aware of any person who at June 30, 2004 owned more than five percent of our common stock. Unless otherwise indicated, the address for each person or entity named below is c/o Advanced Communications Technologies, Inc., 420 Lexington Avenue, New York, NY 10170.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,004,247,731 shares of common stock outstanding as of

                                                       COMMON STOCK
                                                     BENEFICIALLY OWNED
                                               -----------------------------
NAME/TITLE                                       NUMBER          PERCENT (1)
-------------------------------------------    -----------       -----------

Wayne I. Danson, President, CFO & Director     65,158,832 (2)          3.25%
Martin Nielson, Sr. VP-Acq. & Director         10,000,000                *
Jonathan J. Lichtman, Secretary & Director     30,710,334 (3)          1.53%
Dr. Michael Finch, Director                       591,334                *
Randall Prouty, Director                       13,527,080                *
Wilbank Roche, Director                        18,507,143                *
                                              -----------       -----------

All Executive Officers and Directors as a
Group (6 persons)                             138,494,723             6.91%
                                              ===========       ===========

(1) Percentage of outstanding shares is based on 2,004,247,731 shares of common stock outstanding as of October 15, 2004, together with shares deemed beneficially owned by each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Includes 64,808,832 shares beneficially owned by Mr. Danson's affiliated entity, spouse and adult children.

(3) Excludes 396,666 shares held by various family trusts. Mr. Lichtman has no beneficial ownership in these shares.

*     Less than 1%.

      Although pursuant to the terms of our Equity Line of Credit with Cornell Capital Partners Cornell is not permitted to own more than 9.99% of our outstanding common stock at any one time, Cornell is permitted to waive such restriction, which waiver is effective on the 61st day after delivery of the waiver to us. Accordingly, there are a sufficient number of shares of our common stock issuable under the Equity Line of Credit, such that by delivering such waiver Cornell could affect a change of control on or after the 61st day following delivery.

EXISTING STOCK COMPENSATION PLANS

      The following table sets forth information as of June 30, 2004 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

------------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                                                                                   remaining available for
                                                                                    future issuance under
                              Number of securities to        Weighted-average        equity compensation
                              be issued upon exercise       exercise price of          plans (excluding
                              of outstanding options,      outstanding options,    securities reflected in
       Plan Category            warrants and rights        warrants and rights           column (a))
------------------------------------------------------------------------------------------------------------
                                         (a)                       (b)                      (c)
------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                              0                         0                         0
Equity compensation
plans not approved by
security holders (1)                 50,000,000                     $0.01                50,000,000
------------------------------------------------------------------------------------------------------------
Total                                50,000,000                     $0.01                50,000,000
------------------------------------------------------------------------------------------------------------

      (1) Pursuant to the terms of Mr. Nielson's employment agreement, Mr. Nielson is entitled to receive 50,000,000 shares of the Company's restricted common stock, priced at $.01 per share, of which (i) 12,500,000 shares will fully vest on July 1, 2005, and (ii) 37,500,000 shares will fully vest on July 1, 2006; provided that, as to each vesting traunch, Mr. Nielson is then employed by the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of August 1, 2002, the Company relocated its principal executive office from California to 420 Lexington Avenue, New York, NY 10170 within the office facility of Danson Partners, LLC, a privately-owned company that employs our President and Chief Financial Officer Wayne I. Danson. No rent or facility use fee is charged to the Company by Danson Partners, LLC.

      On September 1, 2000, Mr. Danson entered into a one-year consulting agreement with the Company for the period September 1, 2000 through August 31, 2001. Under the terms of the consulting agreement, Mr. Danson received $10,000 per month in cash and $10,000 per month in stock for his services. Immediately prior to the agreement's expiration on August 31, 2001, Mr. Danson agreed to orally extend his consulting agreement with the Company indefinitely at a monthly rate of $12,500, plus reimbursement for reasonable out of pocket expenses. As of June 30, 2004, no money is owed to Danson Partners, LLC for consulting fees and expenses. The Company's Compensation Committee is presently in contract discussions with Mr. Danson to extend a two-year employment agreement to him. The terms and conditions of Mr. Danson's agreement are not yet finalized.

      Jonathan J. Lichtman, Secretary and a director of the Company, is a partner at Levinson & Lichtman, LLP, a law firm in Boca Raton, FL that the Company retained to provide legal services during fiscal years 2004 and 2003. The Company paid Levinson & Lichtman, LLP $93,612 and $105,000 in cash and stock, respectively, during fiscal 2004, and $0 and $1,000 in cash and stock, respectively, during fiscal 2003 for legal services rendered. As of June 30, 2004, the Company owes Levinson & Lichtman, LLP $40,706 in cash for current legal services.

      Wilbank Roche, a director of the Company, is a partner at Roche & Holt, a law firm in Los Angeles, CA that the Company retained to provide legal services during fiscal years 2004 and 2003. The Company paid Roche & Holt $56,392 and $50,000 in cash and stock, respectively, during fiscal 2004 and $0 and $1,000 in cash and stock, respectively, during fiscal 2003 for legal services rendered. As of June 30, 2004, the Company owes Roche & Holt $26,930 in cash for current legal services rendered.

      Effective July 1, 2002, the Company entered into a six-month consulting agreement with Randall Prouty, a director of the Company, pursuant to which Mr. Prouty has agreed to provide certain business services, such as dispute resolution, corporate communications strategies, and business acquisitions to the Company. Pursuant to the terms of the consulting agreement, Mr. Prouty accrued $10,000 in monthly compensation for services provided to the Company. During the fiscal year ended June 30, 2004, the Company again extended Mr. Prouty's contract for an additional six-month period commencing November 1, 2003 and ending April 30, 2004 at the rate of $4,167 per month or $25,000 in the aggregate. During the fiscal year ended June 30, 2004, the Company paid Mr. Prouty $18,000 and $30,000 in cash and stock, respectively, for past and current services rendered. As of June 30, 2004, the Company owed Mr. Prouty $20,073 in cash for current services rendered.

      During the fiscal year ended June 30, 2004, the Company engaged the services of Dr. Michael Finch, a director, to evaluate certain third party software programs and proposed business and investment candidates. The Company incurred $10,000 of expenses to Dr. Finch for his services, of which $6,666 was paid as of June 30, 2004.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A) EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

            (i) Exhibits:

EXHIBIT NO.          DESCRIPTION                                             LOCATION
-----------          -----------------------------------------------------   ---------------------------------------------
1.1                  Exchange Agreement between MRC Legal Services           Incorporated by reference to Exhibit 1.1 to
                     Corporation and Advanced Communications Technologies,   Company's Form 8-K filed on February 4, 2000
                     Inc. dated as of January 31, 2000

EXHIBIT NO.          DESCRIPTION                                             LOCATION
-----------          -----------------------------------------------------   ---------------------------------------------
2.1                  Asset Purchase Agreement dated May 27, 2004, by and     Incorporated by reference to Exhibit 10.1 to
                     between Cyber-Test, Inc., a Delaware corporation and    the Company's Form 8-K filed on June 3, 2004
                     Cyber-Test, Inc., a Florida corporation.

3.1.1                Articles of Incorporation of Media Forum                Incorporated by reference to Exhibit 2.1 to
                     International, Inc.                                     the Company's Form S-8 filed on February 9,
                                                                             2000

3.1.2                Second Amendment to Articles of Incorporation of        Incorporated by reference to Exhibit 2.2 to
                     Telenetworx, Inc.                                       the Company's Form S-8 filed on February 9,
                                                                             2000

3.1.3                Third Amendment to Articles of Incorporation of Media   Incorporated by reference to Exhibit 2.3 to
                     Forum International, Inc.                               the Company's Form S-8 filed on February 9,
                                                                             2000

3.1.4                Fourth Amendment to Articles of Incorporation           Incorporated by reference to Exhibit 2.7 to
                                                                             the Form SB-2 filed with the SEC on March 5,
                                                                             2002
3.1.5                Fifth Amendment to Articles of Incorporation            Incorporated by reference to Exhibit 2.8 to
                                                                             the Form SB-2 filed with the SEC on July 16,
                                                                             2003

3.1.6                Sixth Amendment to Articles of Incorporation            Provided herewith

3.1.7                Seventh Amendment to Articles of Incorporation          Provided herewith

3.2                  Bylaws of the Company                                   Incorporated by reference to Exhibit 2.4 to
                                                                             the Company's Form S-8 filed on February 9,
                                                                             2000

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

EXHIBIT NO.          DESCRIPTION                                             LOCATION
-----------          -----------------------------------------------------   ---------------------------------------------
10.7                 Consulting Agreement with M. Richard Cutler dated       Incorporated by reference to Exhibit 10.1 to
                     January 31, 2000                                        the Company's Form S-8 filed on February 9,
                                                                             2000

10.8                 Stock Purchase Agreement dated April 5, 2000, between   Incorporated by reference to Exhibit 10.5 to
                     Advanced Communications Technologies, Inc. and          the Company's Form 10-QSB filed on May 24,
                     Advanced Communications Technologies Pty Ltd.           2000

10.9                 Securities Purchase Agreement dated January 10, 2002,   Incorporated by referenced to Exhibit 10.9 to
                     by and among Advanced Communications Technologies,      the Company's Form 10-QSB filed on February
                     Inc. and Buyers                                         12, 2002

10.10                Investor Registration Rights Agreement dated January    Incorporated by reference to Exhibit 10.10 to
                     10, 2002, by and among Advanced Communications          the Company's Form 10-QSB filed on February
                     Technologies, Inc. and Investors                        12, 2002

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

EXHIBIT NO.          DESCRIPTION                                             LOCATION
-----------          -----------------------------------------------------   ---------------------------------------------
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

10.29                6% Senior Unsecured Promissory Note, in the original    Incorporated by reference to Exhibit 10.2 to
                     principal amount of $547,000 issued on June             the Company's Form 8-K filed on June 3, 2004
                     3, 2004 by Cyber-Test, Inc., a Delaware corporation
                     in favor of Cyber-Test, Inc., a Florida corporation.

10.30                Escrow Agreement, June 3, 2004, by and between          Incorporated by reference to Exhibit 10.3 to
                     Cyber-Test, Inc., a Delaware corporation and            the Company's Form 8-K filed on June 3, 2004
                     Cyber-Test, Inc., a Florida corporation.

EXHIBIT NO.          DESCRIPTION                                             LOCATION
-----------          -----------------------------------------------------   ---------------------------------------------
10.31                NonCompetition Agreement, June 3, 2004, by and          Incorporated by reference to Exhibit 10.4 to
                     between Cyber-Test, Inc., a Delaware corporation, and   the Company's Form 8-K filed on June 3, 2004
                     Cyber-Test, Inc., a Florida corporation and the
                     shareholders of Cyber-Test Florida.

10.32                Employment Agreement, June 3, 2004, by and between      Incorporated by reference to Exhibit 10.5 to
                     Cyber-Test, Inc., a Delaware corporation and Lisa       the Company's Form 8-K filed on June 3, 2004
                     Welton.

10.33                Employment Agreement, June 3, 2004, by and between      Incorporated by reference to Exhibit 10.6 to
                     Cyber-Test, Inc., a Delaware corporation and Thomas     the Company's Form 8-K filed on June 3, 2004
                     Sutlive.

10.34                [RESERVED]

10.35                Amendment No. 1 to 6% Unsecured Promissory Note dated   Provided herewith
                     August 10, 2004

10.36                Agreement, dated May 27, 2004, by and among             Provided herewith
                     Encompass Group Affiliates, Inc. , Hy-Tech Technology
                     Group, Inc. and Hy-Tech Computer Systems, Inc.

10.37                Customers Lists License Agreement, dated June 24,       Provided herewith
                     2004, by and among Encompass Group Affiliates, Inc.,
                     Hy-Tech Technology Group, Inc. and Hy-Tech Computer
                     Systems, Inc.

10.38                Websites License Agreement, dated June 24, 2004, by     Provided herewith
                     and among Encompass Group Affiliates, Inc. , Hy-Tech
                     Technology Group, Inc. and Hy-Tech Computer Systems,
                     Inc.

10.39                NonCompetition and Nondisclosure Agreement by and       Provided herewith
                     among Encompass Group Affiliates, Inc. , Hy-Tech
                     Technology Group, Inc. and Hy-Tech Computer Systems,
                     Inc.

10.40                Form of Exchange Agreement, dated June 24, 2004, by and Provided herewith between Advanced Communication and certain debenture
                     holders of Hy-Tech Technology Group, Inc.

10.41                Employment Agreement dated June 24, 2004 by and         Provided herewith
                     between Encompass Group Affiliates, Inc., Advanced
                     Communications Technologies, Inc. and Martin Nielson

10.42                Escrow Agreement dated May 28, 2004 by and among        Provided herewith
                     Advanced Communications Technologies, Inc., Buyers
                     and Butler Gonzalez, LLP, Escrow Agent

10.43                Investment Agreement dated May 28, 2004 by and among    Provided herewith
                     Advanced Communications Technologies, Inc. and
                     Cornell Capital Partners, L.P.

EXHIBIT NO.          DESCRIPTION                                             LOCATION
-----------          -----------------------------------------------------   ---------------------------------------------
10.44                Registration Rights Agreement dated May 28, 2004 by     Provided herewith
                     and among Advanced Communications Technologies, Inc.
                     and Cornell Capital Partners, L.P.

14.1                 Code of Business Conduct and Ethics for Advanced        Provided herewith
                     Communications

31.1                 Certification by President and Chief Financial          Provided herewith
                     Officer pursuant to Sarbanes-Oxley Section 302

32.1                 Certification by President and Chief Financial          Provided herewith
                     Officer  pursuant to 18 U.S.C. Section 1350:

                    (b) Reports on Form 8-K:

      On June 3, 2004, the Company filed a report on Form 8-K disclosing that on June 2, 2004, through its wholly-owned subsidiary, Encompass Group Affiliates, Inc., it acquired all of the operating assets, tangible and intangible property, rights and licenses, goodwill, trade name and business of Cyber-Test, Inc., an electronic equipment repair company, for a total purchase price consisting of $3,000,000 in cash, a $498,469 three-year unsecured installment note and 50,000,000 shares of restricted Company common stock that may be earned pro rata over a three-year period if Cyber-Test meets certain revenue and earnings milestones and no event of forfeiture occurs.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      AUDIT FEES. The aggregate fees billed for professional services rendered was $59,795 and $66,102 for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2004 and 2003, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

      AUDIT-RELATED FEES. The aggregate fees billed for professional services rendered was $15,271 and $0 in connection with due diligence services for Cyber-Test, Inc. for the fiscal years ended June 30, 2004 and 2003, respectively.

      FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES. None of the professional services described in Paragraphs (C)(4)(ii) of Rule 2-01 of Regulation S-X were rendered by the principal accountant for the fiscal year ended June 30, 2004.

      TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

      ALL OTHER FEES. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $2,818 and $16,099 for the fiscal years ended June 30, 2004 and 2003, respectively. These fees related to the review of the Company's Registration Statement in fiscal years 2004 and 2003, and 424B filing in fiscal 2004

      POLICY FOR PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

      All engagements of our independent auditor to perform any audit services and non-audit services were approved by the Audit Committee in accordance with its normal functions. The Board of Directors and the Audit Committee are in the process of creating a policy to pre-approve all audit services and all non-audit services that our independent auditor will perform for us under applicable federal securities regulations. As permitted by the applicable regulations, we anticipate that the Audit Committee's policy will utilize a combination of specific pre-approval on a case-by-case basis of individual engagements of our independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that will be reviewed annually by the Audit Committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                                    By:    /s/ Wayne I. Danson
                                       -----------------------------------------
                                    Name:  Wayne I. Danson
                                    Title: President and Chief Financial Officer
                                    Date:  November 3, 2004

      In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                                     DATE
---------                     -----                                                     ----

/s/ Wayne I. Danson           President (Principal Executive Officer), Chief
----------------------------  Financial Officer (Principal Accounting Officer)       November 3, 2004
Wayne I. Danson               and Director

/s/ Martin Nielson
----------------------------
Martin Nielson                Senior Vice President-Acquisitions and Director        November 3, 2004

/s/ Jonathan Lichtman, Esq.
----------------------------
Jonathan Lichtman, Esq.       Secretary and Director                                 November 3, 2004

/s/ Dr. Michael Finch
----------------------------
Dr. Michael Finch             Director                                               November 3, 2004

/s/ Randall Prouty
----------------------------
Randall Prouty                Director                                               November 3, 2004

/s/ Wilbank J. Roche, Esq.
----------------------------
Wilbank J. Roche, Esq.        Director                                               November 3, 2004

                             ADVANCED COMMUNICATIONS
                       TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

PAGE        F-1       INDEPENDENT AUDITORS' REPORT

PAGE        F-2       CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 AND 2003

PAGE        F-3       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                      JUNE 30, 2004 AND 2003

PAGE        F-4       CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS'
                      EQUITY (DEFICIENCY) FOR THE YEARS ENDED
                      JUNE 30, 2004 AND 2003

PAGE     F-5 - F-6    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                      JUNE 30, 2004 AND 2003

PAGES     F7 - F-19   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      JUNE 30, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
      Advanced Communications Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Advanced Communications Technologies, Inc., and Subsidiaries ("Company") as of June 30, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Advanced Communications Technologies, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company's negative cash flow from operations of $829,775 and working capital deficiency of $2,197,667 as of June 30, 2004, raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
August 20, 2004

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30, 2004   JUNE 30, 2003
                                                                                       -------------   -------------
ASSETS

  Current Assets
    Cash                                                                                $  1,193,170    $     22,527
    Accounts Receivable (less allowance for doubtful accounts of
     $8,914 and 0)                                                                           400,747              --
    Inventory                                                                                350,963              --
    Other Receivables and Prepaid Expenses                                                    81,863              --
                                                                                        ------------    ------------
  Total Current Assets                                                                     2,026,743          22,527
                                                                                        ------------    ------------
  Property and equipment (net of accumulated depreciation of
   $1,082 and 0)                                                                             165,434              --
                                                                                        ------------    ------------
  Other Assets
    Investment in Partnership                                                              2,774,999              --
    Licensed Intangibles and rights                                                          400,000              --
    Deferred financing costs, net of accumulated amortization                                     --          40,521
    Excess of Purchase Price over Fair Market Value of Assets Acquired                     2,611,055              --
    Security deposits                                                                             --           7,700
    Other Deferred Costs                                                                      18,108              --
                                                                                        ------------    ------------
  Total Other Assets                                                                       5,804,162          48,221
                                                                                        ------------    ------------
TOTAL ASSETS                                                                            $  7,996,339    $     70,748
                                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

  Current Liabilities
    Accounts payable and accrued expenses                                               $    194,540    $  1,560,165
    Accrued compensation                                                                     152,343         172,183
    Notes and Loans Payable-Current                                                        3,488,567       1,148,567
    5% Convertible Debentures                                                                     --         944,000
    10% Secured Convertible Debentures, net of discount of $36,977                           150,523              --
    Accrued Interest payable                                                                  46,343         242,407
    Warranty Reserve                                                                         120,977              --
    Other Liabilities                                                                         71,117              --
                                                                                        ------------    ------------
    Total Current Liabilities                                                              4,224,410       4,067,322
                                                                                        ------------    ------------
  Long-Term Liabilities
    10% Secured Convertible Debentures, net of discount of $130,729                               --          56,771
    Notes and Loans Payable-Non Current                                                    2,347,467       1,906,829
                                                                                        ------------    ------------
  Total Long Term Liabilities                                                              2,347,467       1,963,600
                                                                                        ------------    ------------
TOTAL LIABILITIES                                                                          6,571,877       6,030,922
                                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES                                                                     --              --

STOCKHOLDERS' EQUITY (DEFICIENCY)

  Preferred Stock, $.01 par value, 25,000 shares authorized:
    Series A Convertible Preferred stock, $.01 par value, 4,200
    shares issued                                                                                 42              --
    Series B Convertible Preferred stock, $.01 par value, 300 shares
    issued                                                                                         3              --
  Common stock, no par value, 5,000,000,000 and 200,000,000
  shares authorized, 1,994,365,845 and 198,852,622 shares
  issued and outstanding, respectively                                                    28,745,253      25,945,005
  Additional Paid in Capital                                                               4,056,455              --
  Deferred commitment and equity financing fees, net of accumulated amortization            (135,432)       (187,500)
  Accumulated deficit                                                                    (31,241,859)    (31,717,679)
                                                                                        ------------    ------------
  Total Stockholders' Equity (Deficiency)                                                  1,424,462      (5,960,174)
                                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                 $  7,996,339    $     70,748
                                                                                        ============    ============

           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                         2004               2003
                                                     ---------------    ---------------
REVENUE                                              $       605,468    $            --
COST OF SALES                                                400,265                 --
                                                     ---------------    ---------------

GROSS PROFIT ON SALES                                $       205,203    $            --
                                                     ---------------    ---------------

OPERATING EXPENSES
  Depreciation and amortization                              229,103            425,812
  Professional and consulting fees                           292,633            648,328
  Impairment of Fixed Assets                                      --             14,274
  Other selling, general and administrative expenses         266,525            128,362
                                                     ---------------    ---------------

TOTAL OPERATING EXPENSES                                     788,261          1,216,776
                                                     ---------------    ---------------

Loss From Operations                                        (583,058)        (1,216,776)
                                                     ---------------    ---------------

OTHER INCOME (EXPENSES)
  Forgiveness of debt                                        780,938                 --
  Lawsuit settlements                                             --           (223,494)
  Distributable share of partnership income                  439,999                 --
  Interest (expense), net                                   (162,059)          (428,761)
                                                     ---------------    ---------------

TOTAL OTHER INCOME (EXPENSES)                              1,058,878           (652,255)
                                                     ---------------    ---------------

NET INCOME (LOSS)                                    $       475,820    $    (1,869,031)
                                                     ===============    ===============

Net income (loss) per share-basic and dilutive       $          0.00    $        (0.012)
                                                     ===============    ===============

Weighted average number of shares
  outstanding during the period-basic and dilutive     1,084,885,437        152,960,499
                                                     ===============    ===============

           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                                                           DEFERRED
                                       COMMON STOCK         PREFERRED  STOCK  ADDITIONAL                  COMMITMENT
                                 ------------------------------------------    PAID IN      ACCUMULATED   AND EQUITY
                                    SHARES       AMOUNT      SHARES    AMOUNT   CAPITAL      DEFICIT     FINANCING FEES   TOTAL
                                 ---------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002           114,102,622  $25,471,098     --      $--    $       --  $(29,848,648)   $(562,500)   $(4,940,050)
                                 ---------------------------------------------------------------------------------------------------

Stock issued for services              500,000        5,000     --       --            --            --           --          5,000
Stock issued for conversion of
convertible debt                    84,250,000      218,907     --       --            --            --           --        218,907
Interest on beneficial
conversion-Convertible Debentures           --      250,000     --       --            --            --           --        250,000
Amortization of deferred
commitment fees                             --           --     --       --            --            --      375,000        375,000

Net loss for the year                       --           --     --       --            --    (1,869,031)          --     (1,869,031)
                                 ---------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2003           198,852,622  $25,945,005     --      $--    $       --  $(31,717,679)   $(187,500)   $(5,960,174)
                                 ---------------------------------------------------------------------------------------------------

Common Stock issued for cash, net  361,956,145      648,557     --       --            --            --     (135,432)       513,125
Preferred Stock-Series A issued
for cash, net                               --           --  4,200       42     3,756,458            --           --      3,756,500
Stock issued for conversion of
convertible debt                            --           --     --       --            --            --           --             --
  and accrued interest             585,283,270    1,117,681     --       --            --            --           --      1,117,681
Amortization of deferred
commitment fees                             --           --     --       --            --            --      187,500        187,500

Stock issued for professional
services                            16,000,000       17,810     --       --            --            --           --         17,810

Stock issued to settle trade
creditors                          125,297,618      335,000     --       --            --            --           --        335,000

Stock issued to settle creditor
claims                              26,976,190       56,200     --       --            --            --           --         56,200
Preferred Stock-Series B issued
for licensed intangibles                    --           --    300        3       299,997            --           --        300,000

Escrowed stock                     162,999,640           --     --       --            --            --           --             --
Stock issued in partial payment
of short term note                 517,000,360      625,000     --       --            --            --           --        625,000

Net income for the year                     --           --     --       --            --       475,820           --        475,820
                                 ---------------------------------------------------------------------------------------------------

BALANCE AT JUNE  30, 2004        1,994,365,845  $28,745,253  4,500      $45    $4,056,455  $(31,241,859)   $(135,432)   $ 1,424,462
====================================================================================================================================

           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                              2004          2003
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $   475,820    $(1,869,031)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                229,103        425,812
  Stock issued in exchange for services                                          2,810          5,000
  Impairment of Fixed Assets                                                        --         14,274
  Lawsuit settlements                                                               --        223,494
  Debt discount expense                                                         93,752        119,271
  Forgiveness of debt                                                         (780,938)            --
  Distributive share of partnership income                                    (439,999)            --
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Deferred Costs and Other Receivables                                         (58,619)            --
  Inventory                                                                       (483)            --
  Prepaid expense/security deposits                                              5,486         15,452
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                       (419,696)       637,672
  Interest payable                                                              62,989        304,490
                                                                           -----------    -----------
Net cash (used in) operating activities                                       (829,775)      (123,566)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in partnership                                                   (2,670,000)            --
Partnership distributions                                                      335,000             --
Purchase of business                                                        (3,484,571)            --
Cash Acquired on business asset purchase                                       643,195             --
                                                                           -----------    -----------
Net cash flow (used) in investing activities                                (5,176,376)            --
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan                                                       --         35,000
Proceeds from issuance of common stock, net                                    513,125             --
Proceeds from the issuance of Series A Preferred Stock, net                  3,756,500             --
Proceeds from short term promissory note                                     3,000,000             --
Repayment of short term and installment debts                                  (92,831)            --
Proceeds from issuance of convertible debt                                          --        100,000
                                                                           -----------    -----------
Net cash provided by financing activities                                    7,176,794        135,000
                                                                           -----------    -----------

Net increase in cash                                                       $ 1,170,643    $    11,434
Cash at beginning of year                                                       22,527         11,093
                                                                           -----------    -----------
CASH AT END OF YEAR                                                        $ 1,193,170    $    22,527
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid                                                              $     6,043    $         0

Income Taxes Paid                                                          $         0    $         0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the fiscal year ended June 30, 2004, the Company recorded $391,200 representing 152,273,808 shares of restricted common stock issued for prior unpaid accrued professional fees and various creditor settlements.

During the fiscal year ended June 30, 2004, debenture holders converted $944,000 and $173,681 of principal and interest, respectively, into 492,801,173 and 92,482,097 shares of common stock respectively in full payment of this debt.

During the fiscal year ended June 30, 2004, the 5% convertible debenture holders forgave $85,372 of accrued interest.

During the fiscal year ended June 30, 2004, the Company issued 16,000,000 shares of restricted common stock valued at $17,810 for professional services rendered, of which $2,810 was expensed and $15,000 was capitalized as part of the Hy-Tech acquisition.

During the year ended June 30, 2004, the Company issued 517,000,360 shares of common stock for the repayment of $625,000 of short-term loans and escrowed 162,999,640 shares of common stock for future payment of such loan.

During the fiscal year ended June 30, 2003, the Company issued 4,250,000 shares of restricted common stock valued at $100,407 in full settlement of the September 1999 12% Senior Secured Convertible Debentures.

           See accompanying notes to consolidated financial statements

During the fiscal year ended June 30, 2003, the Company issued 500,000 shares of restricted common stock valued at $5,000 in partial satisfaction of unpaid prior legal and consulting fees.

During the fiscal year ended June 30, 2003, the Company converted $125,000 of accrued interest into 10% Secured Convertible Debentures and incurred $25,000 of financing costs associated with the issuance of its 10% Convertible Debentures.

During the fiscal year ended June 30, 2003, the Company issued 17,500,000 and 62,500,000 shares of common stock valued at $56,000 and $62,500 on the conversion of 5% convertible debentures and 10% convertible debentures, respectively.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

NOTE 1. BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

      Unless the context requires otherwise, "we", "us", or "our" refers to Advanced Communications Technologies, Inc. and its subsidiaries (the "Company") on a consolidated basis.

      Advanced Communications Technologies, Inc., a Nevada corporation, was incorporated on April 30, 1998 and was inactive from its date of formation until April 1999 when it merged with and into the Company, a Florida corporation, in a reverse merger. In consideration for 90% of the stock of the Company, Advanced Communications Technologies, Inc. (Nevada) (of which Roger May, our former Chairman and CEO was the principal shareholder) transferred all of its assets, which included all of the rights and interest in the SpectruCell technology for the North and South American territories. For accounting purposes, the merger was treated as an acquisition of all of the assets of the Company and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On July 1, 2001, AGC ceased operations and has been inactive since this date. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart"), an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. On December 9, 2003 and December 17, 2003, the Company formed Hudson Street Investments, Inc. ("Hudson Street") and SpectruCell, Inc., respectively, both wholly owned subsidiaries. Hudson Street was formed for the purpose of holding the Company's investment in Yorkville Advisors Management LLC (see Note 3) and other future investments and SpectruCell, Inc. was formed for the purpose of holding the Company's rights in the SpectruCell technology acquired in the above-referenced merger. In May 2004, the Company formed Encompass Group Affiliates, Inc, a Delaware corporation for the purpose of acquiring the business and assets of Cyber-Test, Inc., based in Longwood, Florida, and operating our core business as a vertically integrated technology and service business.

      Business Activity. The Company's wholly owned subsidiary, Cyber-Test, operates as an independent service organization providing repair service for facsimile machines, printers, scanners, monitors, laptop computers, PDAs and multifunction units and other consumer electronics. The repairs are performed on entire machines and/or circuit boards. A 90-day warranty is given for all machine repairs and a one-year warranty for all circuit board repairs. Cyber-Test provides office equipment dealers, original manufacturers and third party warranty companies a turnkey alternative for additional revenue by providing repair service for their customers. A majority of Cyber-Test's sales are from customers in the U.S. with minor foreign sales.

      Major Customers. During the fiscal year ended June 30, 2004, Cyber-Test sales to two customers accounted for 70% of its sales from June 2, 2004 to June 30, 2004, the period of our ownership of the Cyber-Test business.

(B) PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

(C) USE OF ESTIMATES

      The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, significant estimates are required to value inventory and estimate the future cost associated with the Company's warranties. If the actual value of the Company's inventories differs from these estimates, the Company's operating results could be adversely impacted. The actual results with regard to warranty expenditures could also have an adverse impact on the Company if the actual rate of repair failure or the cost to re-repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

(D) INVENTORY

      Inventory consists primarily of repair parts, consumable supplies for resale and used machines that are held for resale, and are stated at the lower of weighted average cost or market. The weighted average cost of inventory approximates the first-in, first-out ("FIFO") method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and nonsalable inventory and records necessary provisions to reduce such inventory to net realizable value.

(E) PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Assets are depreciated using the straight-line method for both financial statement and tax purposes based on the following estimated useful lives:

      Leasehold improvements                      15 to 40 years
      Machinery and equipment                     3 to 7 years
      Furniture and fixtures                      5 to 7 years

      Maintenance and repairs are charged to expense when incurred.

(F) WARRANTY RESERVE

      Refurbished peripheral computer equipment sold to customers and the repair of customer owned equipment is guaranteed for a period of ninety days and a period of 12 months for the repair of circuit boards. Any defective refurbished equipment is replaced free of charge and customer owned equipment is repaired without charge during the warranty period. Cyber-Test provides a reserve for warranty repairs based on historical failure rates and the estimated cost to repair.

(G) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The  carrying  amounts  of  the  Company's   accounts   payable,   accrued
liabilities, debentures, and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

(H) ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. During the fiscal year ended June 30, 2004, the Company established an allowance for doubtful accounts for $8,914. As of June 30, 2004, accounts receivable from two major customers aggregated $253,847 or 63% of accounts receivable.

(I) LONG-LIVED ASSETS

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

(J) EXCESS OF COST OVER NET ASSETS ACQUIRED

      In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired". The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

(K) INCOME TAXES

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

(L) CONCENTRATION OF CREDIT RISK

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(M) EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the year ended June 30, 2004, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

(N) BUSINESS SEGMENTS

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

      Management has determined that it is not meaningful to provide geographic segment disclosures for revenues and long-lived assets because the Company performs services for and generates revenue from customers throughout the U.S.

(O) REVENUE RECOGNITION

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the period June 2, 2004 through June 30, 2004, our period of ownership.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

(P) INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

      The Company accounts for its investment in an unconsolidated partnership under the equity method of accounting, as the Company does not have any management control over this entity. This investment was recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions (See Note 3).

(Q) RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative
Instruments". SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB No. 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB No. 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB No. 105, but does not anticipate a material impact on the financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

                                                  2004                   2003
                                                --------------------------------
Computer, office equipment and fixtures         $  38,123              $ 32,909
Machinery and equipment                            16,652                    --
Leasehold improvements                            111,741                    --
Less: Accumulated depreciation                     (1,082)              (18,635)
      Impairment loss                                  --               (14,274)
                                                --------------------------------
PROPERTY AND EQUIPMENT, NET                     $ 165,434              $     --
                                                ================================

      Depreciation expense for the years ended June 30, 2004 and 2003 was $1,082 and $3,000 respectively. The Company determined that certain fixed assets were no longer used in its operations, and consequently recorded on impairment loss of $14,274 during fiscal 2003.

NOTE 3. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

      On January 14, 2004, the Company's wholly owned subsidiary, Hudson Street purchased, for $2,625,000 a minority interest in Yorkville Advisors Management LLC, ("Yorkville") a privately owned investment management partnership and the portfolio manager of Cornell Capital Partners, L.P. The purchase was effective as of January 1, 2004. Hudson Street incurred $45,000 of legal and professional fees associated with the purchase of the partnership interest that has been capitalized. During the fiscal year ended June 30, 2004, Hudson Street received $335,000 of cash distributions from this investment and recorded $439,999 as its distributive share of partnership net earnings. As of June 30, 2004, Hudson Street's investment in Yorkville amounted to $2,774,999 under the equity method of accounting and is reflected on the consolidated balance sheet in "Other Assets".

NOTE 4. CREDITOR SETTLEMENTS AND DEBT FORGIVENESS

      During the fiscal year ended June 30, 2004, the Company negotiated, settled and/or converted approximately $2,250,000 of accounts payable and accrued liabilities and convertible debentures at a discount, generating $780,938 of forgiveness of debt income. The Company settled these liabilities, in part, with cash and in part, through the issuance of restricted common stock (See Note 9(B) and (C)).

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

NOTE 5.  NOTES AND LOAN PAYABLE

                                                   JUNE 30,
                                        2004                     2003
                                        ----                     ----
CURRENT:

8% Note Payable-Current            $   57,831                    $   57,831
12% Note Payable                           --                        35,000
Loan Payable-Shareholder            1,055,736                     1,055,736
Note Payable-Cornell Capital        2,375,000                            --
                                   ----------                    ----------

Notes Payable-Current              $3,488,567                    $1,148,567
                                   ==========                    ==========

LONG-TERM:

6% Unsecured Note                  $  498,469                    $       --
Note Payable-ACT Australia          1,791,166                     1,791,166
8% Note Payable-Non Current            57,832                       115,663
                                   ----------                    ----------

Notes Payable-Long-Term            $2,347,467                    $1,906,829
                                   ==========                    ==========

      Future maturities of long-term debt as of June 30, 2004, excluding the note payable to ACT Australia, and the loan payable to shareholders are as follows:

                               DATE          AMOUNT
                           -------------   ------------
                           June 30, 2005   $  2,598,988
                           June 30, 2006        223,987
                           June 30, 2007        166,157
                                           ------------
                               TOTAL       $  2,989,132
                                           ============

(A) 8% NOTE PAYABLE

      On November 14, 2002, the Company settled its litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issued a three-year 8% promissory note in the principal amount of $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest, the first of which was due on December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. The current portion of the note payable of $57,831 has been classified as a current liability on the balance sheet.

      On November 24, 2003, the Company paid the first loan installment of $57,831 plus accrued interest of $4,855.

      As of June 30, 2004, $115,662 is outstanding, of which $57,831 is recorded as a current liability as 8% Note Payable Current Portion. Accrued interest of $15,122, as of June 30, 2004, is included in Interest Payable.

(B) NOTE PAYABLE TO ADVANCED COMMUNICATIONS (AUSTRALIA)

      The Company had a non-interest bearing and unsecured note payable to Advanced Communications (Australia) of $7,500,000 as of April 5, 2000. The note was payable in three equal monthly installments commencing on May 31, 2000. Under the terms of an April 5, 2000 Stock Purchase Agreement with Advanced Communications (Australia) (the `Stock Purchase Agreement"), the monthly installment payments were extended indefinitely without interest to allow the Company, on a best efforts basis, to raise the cash portion of the purchase price through a private or public offering of securities. There are no default, penalty or acceleration provisions under the terms of the Stock Purchase Agreement. Upon raising funds pursuant to a private or public offering, the Company was obligated to repay Advanced Communications (Australia)'s note with those funds remaining after deduction for reserves needed for current operations, working capital and the development and expansion of its operations and the operations of its subsidiaries, as determined by the Company's Board of Directors.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

      On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company which stated that the Stock Purchase Agreement was terminated immediately due to the Company's insolvency. The effect of the Notice of Termination was to cancel the Company's stock interest in Advanced Communications (Australia). Management is of the belief that as a result of Advanced Communications (Australia)'s termination of the Stock Purchase Agreement, no further money is owed, and we have no further obligation to Advanced Communications (Australia). The financial statements reflect $1,791,166 as a long-term liability until such time as the Company obtains evidence that the above amount has been extinguished. In February 2004, the Company filed suit in Superior Court, Orange County, California, against Advanced Communications
(Australia), Mr. May, our former Chairman and CEO, Global Communications Technologies, Limited and Global Communications Technologies Pty Ltd. to recover damages incurred as a result of wrongful actions by such defendants against the Company and to clarify the status of the Company's obligations to such defendants under the above arrangement. In May and August 2004, the court issued an entry of default judgment for the Company and against all of the above defendants.

(C) LOAN PAYABLE TO SHAREHOLDER

      As of June 30, 2004 and 2003, the Company owed Global Communications Technology Pty, an Australian company wholly-owned by Mr. May, a former officer and director of the Company, $1,055,736, for funds advanced to the Company to provide working capital. This loan is non-interest bearing and unsecured, and has no scheduled date for repayment. The Company believes that the loan is not due upon demand. However, since the actual repayment terms are not known with any specificity because the terms are not confirmed in a written document, the loan has been classified as a current liability. In February 2004, the Company filed suit in Superior Court, Orange County, California, against Advanced Communications (Australia), Mr. May, Global Communications Technologies, Limited and Global Communications Technologies Pty Ltd. to recover damages incurred as a result of wrongful actions by such defendants against the Company and to clarify the status of the Company's obligations to such defendants under the above arrangement. In May and August 2004, the court issued an entry of default judgment for the Company and against all of the above defendants.

(D) NOTE PAYABLE-CORNELL CAPITAL PARTNERS, L.P.

      During January 2004, the Company entered into a six-month promissory note with Cornell Capital Partners, L.P. in the amount of $3,000,000, of which the net proceeds of $2,829,000 were used to purchase its minority interest in the Yorkville Advisors partnership. Under the terms of the promissory note, the Company agreed to repay the note either in cash or through the net proceeds to be received by the Company under its Equity Line of Credit facility over a 24-week period commencing February 23, 2004. The promissory note is non-interest bearing and only becomes interest-bearing, at the rate of 24% or the highest rate permitted by law, if lower, in the event that the note is not repaid when due. As of June 30, 2004, the Company repaid $625,000 of the note from proceeds on the issuance of 517,000,360 shares of common stock under its Equity Line of Credit facility. During July 2004, the Company repaid $75,000 of the note by issuing 162,999,640 shares of common stock previously held in escrow. During September 2004, the Company repaid an additional $25,000 by issuing 9,881,886 shares of common stock under the Equity Line of Credit facility. During September and October 2004, the Company repaid an additional $275,000 of the note payable in cash. No interest is accrued on or owed under the terms of the original $3,000,000 short-term obligation.

(E) 6% UNSECURED NOTE PAYABLE

      Pursuant to the terms of the Cyber-Test, Inc. acquisition (See Note 7), on June 2, 2004, the Company issued a $498,469 three year 6% unsecured installment note to the shareholders of Cyber-Test, Inc. as part of the purchase of the Cyber-Test assets. The note matures on June 2, 2007, and is payable in three equal annual installments of $166,156 plus accrued interest.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

NOTE 6. CONVERTIBLE DEBENTURES

(A) 5% CONVERTIBLE DEBENTURES DUE JANUARY 2004

      In January 2002, the Company issued, in the aggregate, $1 million of 5% convertible debentures due 2004 to Cornell Capital Partners, LP and 15 other accredited individual investors.

      These debentures were convertible into shares of common stock at a price equal to either (a) an amount equal to 120% of the closing bid price of the common stock as of the closing date or $.40, whichever is higher, or (b) an amount equal to 80% of the average of the four lowest closing bid prices of the common stock for the five trading days immediately preceding the conversion date. These convertible debentures accrued interest at a rate of 5% per year, were convertible at the holder's option and had a term of two years. The Company incurred $80,000 of financing costs associated with the 5% convertible debentures that have been amortized over the life of the debentures. Amortization of $30,000 and $40,000 related to these debentures was expensed for the fiscal years ended June 30, 2004 and 2003.

      On October 28, 2003 and November 10, 2003, holders of the 5% convertible debentures agreed to forgive $85,372 of accrued interest, in the aggregate.

      During the year ended June 30, 2004, the bondholders elected to convert $944,000 of principal and $173,681 of accrued interest into 492,801,173 and 92,482,047 shares of common stock, respectively, which resulted in the complete liquidation of the debt under the 5% debentures.

      As of June 30, 2004 and 2003, interest of $37,997 and $221,056 has been expensed on these debentures.

(B) 10% SECURED CONVERTIBLE DEBENTURES DUE NOVEMBER 2004

      On November 22, 2002, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., whereby it agreed to issue and sell Two Hundred Fifty Thousand Dollars ($250,000) of 10% secured convertible debentures. These secured convertible debentures have a term of two years and are convertible into shares of common stock at a price equal to $.001 per share. These secured convertible debentures accrue interest at a rate of 10% per year and are convertible at the holder's option. At the Company's option, these debentures may be paid in cash or redeemed at a 20% premium on or before December 15, 2002 and at a 50% premium after December 15, 2002 and prior to November 2004. In connection with the Securities Purchase Agreement, the Company entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby it granted a security interest in all of its assets as security for its obligations under the secured convertible debentures, as well as all other obligations of the Company to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement, including, without limitation, those obligations of the Company to Cornell Capital Partners, L.P. under the 5% convertible debentures dated January 2002.

      The 10% convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. The amount attributable to the beneficial conversion feature of $250,000 is recorded as a discount on the debt and accreted over a 24-month period as interest expense in accordance with EITF 00-27. For the fiscal years ended June 30, 2004 and 2003, the Company accreted $93,752 and $61,979, respectively, of debt discount as interest expense.

      The Company received $100,000 in cash from the sale of these debentures, paid $125,000 in accrued interest due on the 5% convertible debentures and incurred $25,000 of financing costs that has been amortized over the life of the 10% secured convertible debentures. Amortization expense of $10,521 and $7,812 related to these debentures was recorded for the fiscal years ended June 30, 2004 and 2003, respectively.

      On January 22, 2003, Cornell Capital Partners, L.P. elected to convert $62,500 of 10% secured convertible debentures at a conversion price of $.001 per share into 62,500,000 shares of restricted common stock. As of June 30, 2004, the $187,500 balance due on these debentures, after the aforementioned conversion, net of the related debt discount in the amount of $36,977, is $150,523.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

      As of June 30, 2004 and 2003, interest of $31,221 and $12,522, is accrued on these debentures, respectively.

NOTE 7. ACQUISITION OF CYBER-TEST, INC.

      On June 2, 2004, our wholly owned subsidiary, Encompass Group Affiliates, Inc. ("Encompass"), acquired the business and assets of Cyber-Test, Inc., a Florida-based, electronic equipment repair company. Cyber-Test became the core operating business of Encompass with 85 employees and annual sales of approximately $6,000,000. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141.This acquisition is the Company's first step in expanding the businesses of the Company's subsidiaries into a vertically integrated technology and service business. Under the terms of the Asset Purchase Agreement between Cyber-Test and Encompass, Encompass acquired all of the operating assets, tangible and intangible property, rights and licenses, good-will and business of Cyber-Test, for a total purchase price of $3,498,469 consisting of $3,000,000 in cash, and a $498,469 three year 6% unsecured installment note. The Company also incurred $234,108 of capitalized transaction costs inclusive of $125,000 of broker fees for a total acquisition cost of $3,732,577. In addition, under the terms of the Asset Purchase Agreement, the Company has agreed to contingently increase the purchase price by $500,000 by agreeing to issue to the sellers, 50,000,000 shares of restricted common stock priced at $.01 per share, to be earned on a pro rata basis over the next three years based on Cyber-Test, Inc. meeting certain revenue and earning milestones and certain events of forfeiture do not occur (the "Contingent Stock Consideration"). Milestones mean the following revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") goals of Cyber-Test for the applicable year:

           FISCAL YEAR END           REVENUES              EBITDA
--------------------------------------------------------------------------------

            June 30, 2005          $ 6,600,000          $   500,000
            June 30, 2006          $ 8,600,000          $   860,000
            June 30, 2007          $11,600,000          $ 1,400,000

      The Contingent Stock Consideration is subject to forfeiture in its entirety, at any time, if the Chief Executive Officer of Cyber-Test is terminated for cause, or resigns from the Company prior to June 30, 2007.

      This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The Company acquired net tangible assets valued at $1,286,985. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $2,445,592. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The future liability, if any, associated with any Contingent Stock Consideration issuable in conjunction with this acquisition based on the achievement of certain revenue and EBITDA results over a three year period will be recorded as additional goodwill in fiscal 2007 after all events of forfeiture lapse.

      The purchase price allocation recorded for the acquisition of the assets and liabilities assumed of Cyber-Test is as follows:

     Cash                                                             $  643,195
     Accounts receivables, net                                           391,101
     Inventory                                                           350,480
     Prepaid expenses and other assets                                    48,784
     Property and equipment                                              166,516

                                                                      ----------
     Total assets                                                     $1,600,076
                                                                      ----------
     Liabilities assumed:

     Accounts payable & accrued expenses                                 206,973
     Accrued vacation pay                                                 71,200
     Other current liabilities                                            34,918
                                                                      ----------

     Total liabilities assumed                                           313,091
                                                                      ----------

     Excess of assets acquired over liabilities assumed                1,286,985
     Purchase price                                                    3,732,577
                                                                      ----------

     Goodwill                                                         $2,445,592
                                                                      ==========

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

      The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Cyber-Test had been made at the beginning of the periods presented:

                                          FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                            JUNE 30, 2004        JUNE 30, 2003

Net sales                                   $ 6,096,547         $ 6,037,476
Net earnings (loss)                         $   498,247         $(1,600,486)
Basic and diluted earnings (loss)
  per common shares                         $      (.00)        $      (.01)

      The following unaudited pro forma consolidated balance sheet as of June 30, 2003, is presented as if the acquisition of Cyber-Test had been made at the beginning of the fiscal year ended June 30, 2003:

                         CONSOLIDATED BALANCE SHEET DATA

Assets:

Cash                                                                $   665,722
Accounts Receivable, Net                                                400,747
Inventory                                                               350,963
Other receivables                                                        81,863
                                                                    -----------
Current Assets                                                        1,499,295
                                                                    -----------

Property and Equipment, Net                                             165,434
Prepaid Expenses and Other Assets                                        48,221

Excess of Cost Over Net Assets Acquired                               2,445,592
                                                                    -----------

Total Assets                                                        $ 4,158,542
                                                                    ===========

Liabilities:

Accounts Payable and Accrued Expenses                               $ 1,767,138
Accrued Compensation                                                    172,183
Notes and Interest Payable                                              335,238
Vacation Pay                                                             71,200
Loan Payable to Shareholder                                           1,055,716
5% Convertible Debentures                                               944,000
                                                                    -----------

Current Liabilities                                                   4,345,475
                                                                    -----------

Long-Term Liabilities
10% Convertible Debentures                                               56,771
8% Note Payable-Non Current Portion                                     115,663
Note Payable ACT (Australia)                                          1,791,166
                                                                    -----------

Total Liabilities                                                     6,309,075

Stockholders' Deficiency                                             (2,150,533)
                                                                    -----------

Total Liabilities and Stockholders' Deficiency                      $ 4,158,542
                                                                    ===========

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

      The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

NOTE 8. LICENSED INTANGIBLES

      On May 27, 2004 the Company's wholly-owned subsidiary, Encompass Group Affiliates, Inc. entered into an Agreement with Hy-Tech Technology Group, Inc and Hy-Tech Computer Systems, Inc (collectively "Hy-Tech") to license and use on an exclusive, worldwide, royalty-free, perpetual, non-terminable and irrevocable right basis various intangible assets of Hy-Tech including its customer lists and corporate web addresses. In addition, and as part of the Agreement, Encompass acquired all of Hy-Tech's rights to negotiate and acquire certain business and assets of three independent companies in the technology and service business as well as the exclusive right to extend an offer of employment to Martin Nielson, to become an executive officer of Encompass. In exchange for the above, Encompass agreed to assume $503,300 of Hy-Tech's convertible debentures. On June 23, 2004, the Company closed on the Agreement and entered into an Exchange Agreement with the Hy-Tech debenture holders wherein the Company paid
$203,300 to the debenture holders in cash and issued 300 shares of its non-voting Convertible Preferred Shares having a liquidation value of $1,000 per share in full satisfaction of the convertible debentures. See Note 9(E).

      The Company recorded $400,000 of licensed intangibles and $165,463 of goodwill (inclusive of $62,163 of capitalized transaction costs).

NOTE 9. STOCKHOLDERS' EQUITY

      On July 9, 2003, the Company's stockholders authorized a change in the Company's Articles of Incorporation increasing the authorized no par value common shares from 200,000,000 to 5,000,000,000 shares. A Certificate of Amendment to the Company's Articles of Incorporation reflecting the change was filed with the Florida Secretary of State on July 10, 2003.

(A) EQUITY LINE OF CREDIT FACILITY

      In July 2003, the Company entered into a $30 million Equity Line of Credit facility with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically issue and sell to Cornell Capital Partners, LP shares of common stock for a total purchase of $30 million. The amount of each advance is subject to an aggregate monthly maximum advance amount of $2 million in any 30-day period. Cornell Capital Partners, LP will purchase the shares of common stock for a 9% discount to the lowest closing bid price of the Company's common stock during the 5 trading days after a notice date. In addition, Cornell Capital Partners, LP will retain 3% of each advance under the Equity Line of Credit, together with a one-time commitment fee of $750,000, paid in 2,960,000 shares of common stock. Cornell Capital Partners, LP intends to sell any shares under the Equity Line of Credit at the then prevailing market price. On July 31, 2003, the SEC declared effective the Company's Registration Statement.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

      For the fiscal years ended June 30, 2004 and 2003, the Company recorded amortization expense of $187,500 and $375,000 respectively in connection with the $750,000 two year commitment fee and the balance as of June 30, 2003 was recorded as deferred commitment fees and classified as part of stockholders' equity.

      During the fiscal year ended June 30, 2004, the Company issued 361,956,145 shares of common stock under the Equity Line of Credit facility for $725,000. The Company netted $684,125 from these issuances after deducting escrow agent expenses and other direct costs totaling $40,875 that has been recorded as a reduction of common stock as of June 30, 2004.

(B) STOCK ISSUED FOR CONVERTIBLE DEBENTURES

During the fiscal year ended June 30, 2004, the 5% convertible debenture holders
converted   $944,000  of  debentures  and  $173,681  of  accrued  interest  into
492,801,173 and 92,482,097 shares of common stock, respectively.

(C) STOCK ISSUED FOR NOTE PAYABLE

      During the fiscal year ended June 30, 2004, the Company issued 517,000,360 shares of common stock in partial repayment of the note payable due to Cornell Capital Partners, L.P. (See Note 5(D)).

(D) STOCK ISSUED FOR SERVICES

      During January 2004, the Company's Board of Directors approved the issuance of 1,000,000 shares of restricted common stock to a third party consultant having a value of $2,810 in consideration of professional services rendered to the Company. During June 2004 the Company's Board of Directors approved the issuance of 15,000,000 shares of restricted common stock having a value of $15,000 to two consultants for services rendered in connection with the Cyber-Test acquisition. During the fiscal year ended June 30, 2004, the Company issued 152,273,808 shares of restricted common stock to various creditors, including certain insiders, to settle prior unpaid accounts payable and creditor claims aggregating $391,200.

(E) PREFERRED STOCK

      O     SERIES A CONVERTIBLE PREFERRED STOCK

      The Company has 25,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the acquisition of the Cyber-Test business, the Company issued 4,200 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") having a liquidation value of $1,000 per share, to Cornell Capital Partners, L.P. (the "Holder"). The Holder of the Series A Preferred Shares is entitled to receive cash dividends on a cumulative basis, in arrears, at the annual rate of 5% when and if a dividend is scheduled by the Company's board of directors. The Series A Preferred Shares are convertible, in whole or in part, on or after May 21, 2005 into shares of common stock at the fixed price of $.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower.

      The Series A Preferred Shares are nonvoting and redeemable at the option of the Company, in whole or in part, at any time at a 20% premium to liquidation value.

      In any liquidation of the Company, each of the Series A Preferred Shares will be entitled to a liquidation preference before any distribution may be made on the Company's common stock or any series of capital stock that is junior to the Series A Preferred Shares. In the event of a fundamental change in control of the Company or its current management, the Holder of the Series A Preferred Shares has the immediate right to convert their Series A Preferred Shares into common stock of the Company.

      O     SERIES B CONVERTIBLE PREFERRED STOCK

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

      During the fiscal year ended June 30, 2004 and in conjunction with the Company's license of certain intangible assets (see Note 8) the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares"), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part, on or after June 24, 2005 into shares of common stock on the same terms of the Series A Preferred Shares.

NOTE 10. COMMITMENTS AND CONTINGENCIES

(A) LEGAL MATTERS

      During the fiscal year ended June 30, 2004, the Company settled a majority of its accounts payable and accrued liabilities at substantial discounts, the financial results of which have been recorded in the Company's June 30, 2004 consolidated financial statements. The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2004, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      On February 5, 2004, the Company filed suit in Superior Court, Orange County, California, against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions of such defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved of as a result of such wrongful actions. In May and August 2004, the court issued an entry of default judgment for the Company and against all of the above defendants.

(B) OPERATING LEASE COMMITMENT

      Cyber-Test, the Company's operating subsidiary, leases on a triple net basis, approximately 29,000 square feet of office and warehouse space in Longwood, Florida. The lease period runs from August 1, 2004 through July 31, 2005 at the rate of $13,500 per month or $162,000 for the remaining term of the lease.

NOTE 11. RELATED PARTIES

(A) LEGAL COUNSEL

      Certain of the Company's legal counsel are stockholders and directors of the Company. The Company has paid these attorneys, for current and prior legal services, an aggregate of $150,004 in cash and $155,000 in stock during the fiscal year 2004, and $0 in cash and $2,000 in stock during the fiscal year 2003. At June 30, 2004, the Company owes these attorneys an aggregate of $67,636, which is included in accounts payable and accrued expenses.

(B) PRESIDENT AND CHIEF FINANCIAL OFFICER

      The Company's President and Chief Financial Officer, who is also a director and stockholder of the Company, and Managing Director and Founder of a separate company, has been contracted to provide business and financial consulting services to the Company. The Company paid this consultant, for current and prior executive and financial services, $279,794 in cash and $150,000 in stock during fiscal 2004, and $3,000 in cash and $1,000 in stock during fiscal 2003. At June 30, 2004, the Company does not owe an amount to this consultant.

(C) INDEPENDENT DIRECTORS

      Certain of the Company's independent directors were contracted to provide business services to the Company. The Company paid these independent directors, for current and prior business services, an aggregate of $24,666 in cash and $30,000 in stock during fiscal 2004, and $0 in cash and $2,000 in stock during fiscal 2003. At June 30, 2004, the Company owes these independent directors an aggregate of $23,406 which is included in accounts payable and accrued expenses.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

NOTE 12. GOING CONCERN

      The Company's consolidated financial statements for the fiscal year ended June 30, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's negative cash flow from operations of $829,775 and working capital deficiency of $2,197,667 as of June 30, 2004, raise substantial doubt about its ability to continue as a going concern.

      The ability of the Company to continue as a going concern is dependent on the Company's ability to resolve liquidity problems by generating sufficient operating profits to provide an additional source of working capital.

      The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.