Form 10QSB
period 2004-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2004-11-18
CIK 1100820

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Three Months Ended September 30, 2004

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        Commission File Number 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
                        ---------------------------------
                          (State or other jurisdiction
                        of incorporation or organization)

                                   65-0738251
                        ---------------------------------
                        (IRS Employer Identification No.)

                    420 Lexington Avenue, New York, NY 10170
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (646)-227-1600
                         -------------------------------
                         (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes|X| No |_|

As of November 15, 2004, there were 2,004,247,731 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 Yes |_|  No |X|

================================================================================

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB

Part I-Financial Information

Item  1.    Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets As Of September 30, 2004 (Unaudited) And June 30, 2004

            Condensed Consolidated Statements Of Operations For The Three Months Ended September 30, 2004 And 2003 (Unaudited)

            Condensed Consolidated Statement Of Stockholders' Equity For The Three Months Ended September 30, 2004 (Unaudited)

            Condensed Consolidated Statements Of Cash Flows For The Three Months Ended September 30, 2004 And 2003 (Unaudited)

            Notes To Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Item  3.    Controls And Procedures

Part II-Other Information

Item 1.     Legal Proceedings

Item 2.     Unregistered  Sales of Equity Securities And Use Of Proceeds

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission Of Matters To A Vote Of Security Holders

Item 5.     Other Information

Item 6.     Exhibits And Reports On Form 8-K

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in the "Management's Discussion and Analysis of Financial Conditions and Results of Operation" and elsewhere in this quarterly report constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements we have made. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward looking statements. Without limiting the generality of the foregoing, words such as "may," "anticipation," "intend," "could," "estimate," or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30, 2004 June 30, 2004
                                                                                   (Unaudited)
                                                                                   ------------    ------------
ASSETS
   Current Assets
     Cash                                                                          $  1,111,289    $  1,193,170
     Accounts Receivable (less allowance for doubtful accounts of $12,219 and
     $8,914)                                                                            313,955         400,747
     Inventory                                                                          342,701         350,963
     Other Receivables and Prepaid Expenses                                              49,483          81,863
                                                                                   ------------    ------------
    Total Current Assets                                                              1,817,428       2,026,743
                                                                                   ------------    ------------
   Property and equipment (net of accumulated depreciation of $4,328 and
   $1,082)                                                                              166,843         165,434
                                                                                   ------------    ------------
   Other Assets
     Investment in Partnership                                                        2,860,232       2,774,999
     Investment in marketable securities                                                 91,618              --
     Licensed Intangibles and
     rights                                                                             400,000         400,000
     Excess of Purchase Price over Fair Market Value of Assets Acquired               2,611,055       2,611,055
     Other Deferred Costs                                                                38,834          18,108
                                                                                   ------------    ------------
    Total Other Assets                                                                6,001,739       5,804,162
                                                                                   ------------    ------------
TOTAL ASSETS                                                                       $  7,986,010    $  7,996,339
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Current Liabilities
     Accounts payable and accrued expenses                                         $    373,919    $    194,540
     Accrued compensation                                                               127,751         152,343
     Notes and Loans Payable-Current                                                  3,308,568       3,488,567
     10% Secured Convertible Debentures, net of discount of $13,539 and
     $36,977                                                                            173,961         150,523
     Accrued Interest payable                                                            63,234          46,343
     Warranty Reserve                                                                   119,597         120,977
     Other Liabilities                                                                       --          71,117
                                                                                   ------------    ------------
     Total Current Liabilities                                                        4,167,030       4,224,410
                                                                                   ------------    ------------
   Long-Term Liabilities
     Notes and Loans Payable-Non Current                                              2,347,467       2,347,467
                                                                                   ------------    ------------
   Total Long Term Liabilities                                                        2,347,467       2,347,467
                                                                                   ------------    ------------
TOTAL LIABILITIES                                                                     6,514,496       6,571,877
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 25,000 shares authorized: Series A
     Convertible Preferred stock, $.01 par value, 4,200 shares
   issued                                                                                    42              42
     Series B Convertible Preferred stock, $.01 par value, 300 shares issued                  3               3
   Common stock, no par value, 5,000,000,000 shares authorized, ,004,247,731 and
    21,994,365,845 shares issued and outstanding, respectively                       28,839,381      28,745,253
    Additional Paid in Capital                                                        4,556,455       4,056,455
   Deferred commitment and equity financing fees, net of accumulated
   amortization                                                                        (125,000)       (135,432)
     Deferred compensation, net of amortization of $62,500                             (437,500)             --
    Accumulated deficit                                                             (31,361,867)    (31,241,859)
                                                                                   ------------    ------------
    Total Stockholders' Equity                                                        1,471,514       1,424,462
                                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  7,986,010    $  7,996,339
                                                                                   ============    ============

       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended September 30,
                                                                 2004                2003
                                                           ----------------------------------
REVENUE                                                    $     1,825,184    $            --
COST OF SALES                                                    1,151,428                 --
                                                           ---------------    ---------------
GROSS PROFIT                                               $       673,756    $            --
                                                           ---------------    ---------------

OPERATING EXPENSES
       Depreciation and amortization                                70,306            106,875
      Professional and consulting fees                             212,159             69,020
      Other selling, general and administrative expenses           687,266             38,023
                                                           ---------------    ---------------
TOTAL OPERATING EXPENSES                                           969,731            213,918
                                                           ---------------    ---------------
Loss From Operations                                              (295,975)          (213,918)
                                                           ---------------    ---------------
OTHER INCOME (EXPENSES)
      Forgiveness of debt                                               --              6,853
      Distributable share of partnership income                    215,233                 --
     Interest (expense),                                           (39,266)           (63,277)
     net                                                                --

TOTAL OTHER INCOME (EXPENSE)                                       175,967            (56,424)
                                                           ---------------    ---------------
NET LOSS                                                   $      (120,008)   $      (270,342)
                                                           ===============    ===============
Net loss per share-basic and dilutive                      $         (0.00)   $        (0.001)
                                                           ===============    ===============
Weighted average number of shares
  outstanding during the period-basic and dilutive           1,996,621,493        210,796,603
                                                           ===============    ===============

       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                             COMMON STOCK                       PREFERRED  STOCK
                                    --------------------------------------------------------------------- ADDITIONAL PAID IN
                                       SHARES            AMOUNT              SHARES            AMOUNT        CAPITAL
                                    ------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2004            1,994,365,845    $    28,745,253              4,500   $            45   $     4,056,455
                                    ------------------------------------------------------------------------------------------

Reversal of escrowed stock
issued to pay short-term debt        (162,999,640)                --                 --                --                --

Stock issued in partial payment
of short-term note                    172,881,526            100,000                 --                --                --

Deferred Compensation                          --                 --                 --                --           500,000
Amortization of deferred
compensation                                   --                 --                 --                --                --

Amortization of deferred
commitment & financing fees                    --             (5,872)                --                --                --

Net loss for the period                        --                 --                 --                --                --
                                    ------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER  30, 2004      2,004,247,731    $    28,839,381              4,500   $            45   $     4,556,455
                                    ==========================================================================================


                                                        DEFERRED
                                                      COMMITMENT AND
                                   ACCUMULATED           EQUITY          DEFERRED
                                     DEFICIT         FINANCING FEES    COMPENSATION            TOTAL
                                 -------------------------------------------------------------------------
BALANCE AT JUNE 30, 2004          $   (31,241,859)   $      (135,432)   $            --    $     1,424,462
                                 -------------------------------------------------------------------------

Reversal of escrowed stock
issued to pay short-term debt                  --                 --                 --                 --

Stock issued in partial payment
of short-term note                             --                 --                 --            100,000

Deferred Compensation                          --                 --           (500,000)                --
Amortization of deferred
compensation                                   --                 --             62,500             62,500

Amortization of deferred
commitment & financing fees                    --             10,432                 --              4,560

Net loss for the period                  (120,008)                --                 --           (120,008)
                                 -------------------------------------------------------------------------

BALANCE AT SEPTEMBER  30, 2004    $   (31,361,867)   $      (125,000)   $      (437,500)   $     1,471,514
                                 =========================================================================

       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Three Months Ended September 30,
                                                                                 2004            2003
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net operating loss                                                            $  (120,008)   $  (270,342)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    70,306        106,875
  Debt discount expense                                                            23,438         23,438
  Forgiveness of debt                                                                  --         (6,853)
  Distributive share of partnership income                                       (215,233)            --
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Deferred Costs and Other Receivables                                             96,931             --
  Inventory                                                                         8,262             --
  Prepaid expense/security deposits                                                 1,515             --
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                            82,290       (254,029)
  Interest payable                                                                 16,891         39,839
  Common stock to be issued                                                            --        240,000
                                                                              -----------    -----------
Net cash used in operating activities                                             (35,608)      (121,072)
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities                                                 (91,618)            --
Partnership distributions                                                         130,000             --
Purchase of business assets                                                        (4,655)            --
                                                                              -----------    -----------
Net cash flow provided by investing activities                                     33,727             --
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                 --         50,000
Proceeds from common stock to be issued                                                --         50,000
Repayment of short term note                                                      (80,000)            --
                                                                              -----------    -----------
Net cash provided by (used in) financing activities                               (80,000)       100,000
                                                                              -----------    -----------
Net decrease in cash                                                          $   (81,881)   $   (21,072)

Cash at beginning of period                                                     1,193,170         22,527
                                                                              -----------    -----------
CASH AT END OF PERIOD                                                         $ 1,111,289    $     1,455
                                                                              ===========    ===========

      SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      During the three months ended September 30, 2004, the Company issued 172,881,526 shares of common stock in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

      During the three months ended September 30, 2003, the Company recorded $240,000 representing 85,714,285 shares of common stock to be issued for prior unpaid accrued professional fees.

      On September 4, 2003, debenture holders converted $82,375 of debentures into 59,692,027 shares of common stock.


       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1.  BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

 (A)  Organization

         Unless the context requires otherwise, "we", "us", or "our" refers to Advanced Communications Technologies, Inc. and its subsidiaries (the "Company") on a consolidated basis.

         Advanced Communications Technologies, Inc., a Nevada corporation, was incorporated on April 30, 1998 and was inactive from its date of formation until April 1999 when it merged with and into the Company, a Florida corporation, in a reverse merger. For accounting purposes, the merger was treated as an acquisition of all of the assets of the Company and as a recapitalization of the Company. In July 1999, the Company formed Advanced Global Communications, Inc. ("AGC") as a wholly owned subsidiary to conduct its international telephone network distribution business. On July 1, 2001, AGC ceased operations and has been inactive since this date. On January 31, 2000, the Company acquired all of the then issued and outstanding shares of SmartInvestment.com, Inc. ("Smart"), an inactive reporting company, for 200,000 shares of restricted common stock. The Company elected successor issuer status to become a fully reporting company. On December 9, 2003 and December 17, 2003, the Company formed Hudson Street Investments, Inc. ("Hudson Street") and SpectruCell, Inc., respectively, both wholly owned subsidiaries. Hudson Street was formed for the purpose of holding the Company's investment in Yorkville Advisors Management LLC and other future investments and SpectruCell, Inc. was formed for the purpose of holding the Company's rights in the SpectruCell technology. In May 2004, the Company formed Encompass Group Affiliates, Inc. (Encompass"), a Delaware corporation for the purpose of (i) acquiring the business and assets of Cyber-Test, Inc. ("Cyber-Test"), a Delaware corporation based in Longwood, Florida; (ii) acquiring certain assets of Hy-Tech Technology Group, Inc.; and (iii) to pursue other acquisitions.

         We are a New York City-based diversified public holding company. We focus on high growth-potential businesses through both our wholly owned operating subsidiaries in the technology services industry and our strategic investments in diverse industries. Through our wholly owned subsidiary and principal operating unit Encompass, we own Cyber-Test, an electronic equipment repair company, and our core operating business. Additionally, through our wholly owned subsidiary Hudson Street, an investment vehicle, we own a minority interest in Yorkville Advisors Management, LLC, an investment management partnership, and through our wholly owned subsidiary SpectruCell, Inc., we hold the North and South American marketing and distribution rights, which we acquired in 1999, to SpectruCell, a software-defined, radio-based wireless technology that is currently under development in Australia by an unrelated third party.

         Cyber-Test operates as an independent service organization providing repair service for facsimile machines, printers, scanners, monitors, laptop computers, PDAs and multifunction units and other consumer electronics. The repairs are performed on entire machines and/or circuit boards. A 90-day warranty is given for all machine repairs and a one-year warranty for all circuit board repairs. Cyber-Test provides office equipment dealers, original manufacturers and third party warranty companies a turnkey alternative for additional revenue by providing repair service for their customers.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

(F)  Warranty Reserve

         Refurbished peripheral computer equipment sold to customers and the repair of customer owned equipment is guaranteed for a period of ninety (90) days and the repair of circuit boards for a period of twelve (12) months. Any defective refurbished equipment is replaced free of charge and customer owned equipment is repaired without charge during the warranty period. Cyber-Test provides a reserve for warranty repairs based on historical failure rates and the estimated cost to repair.

(G) Fair Value of Financial Instruments

         The carrying amounts of the Company's cash, accounts receivable, accounts payable, accrued liabilities, debentures, and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

(H)  Allowance for Doubtful Accounts

         We make judgments as to our ability to collect outstanding trade receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

(M) Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the three months ended September 30, 2004, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

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

(O)  Revenue Recognition

         The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the quarter.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

(P) Investment in Unconsolidated Partnership

         The Company accounts for its investment in an unconsolidated partnership under the equity method of accounting, as the Company does not have any management control over this entity. This investment was recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions (See Note 3).

         NOTE 2...PROPERTY AND EQUIPMENT

                                           9/30/04      6/30/04
                                          ---------    ---------
Computer, office equipment and fixtures   $  38,444    $  38,123
Machinery and equipment                      20,228       16,652
Leasehold improvements                      112,499      111,741
Less: Accumulated depreciation               (4,328)      (1,082)
                                          ---------    ---------
Property and equipment, net               $ 166,843    $ 165,434
                                          =========    =========

         Depreciation expense for the three months ended September 30, 2004 was $3,246.

NOTE 3.  INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

         On January 14, 2004, the Company's wholly owned subsidiary, Hudson Street, purchased a minority interest in Yorkville Advisors Management LLC, ("Yorkville"), a privately owned investment management partnership and the portfolio manager of Cornell Capital Partners, L.P., for a purchase price of $2,625,000. The purchase was effective as of January 1, 2004. Hudson Street incurred $45,000 of legal and professional fees associated with the purchase of the partnership interest, which have been capitalized. During the three months ended September 30, 2004, Hudson Street received $130,000 of cash distributions from this investment and recorded $215,233 as its distributive share of partnership net earnings. As of September 30, 2004, Hudson Street's investment in Yorkville amounted to $2,860,232 under the equity method of accounting and is reflected on the consolidated balance sheet in "Other Assets."

NOTE 4.  NOTES AND LOAN PAYABLE

                                    September 30,             June 30,
                                        2004                     2004
                                        ----                     ----
Current:
8% Note Payable-Current               $    57,831          $     57,831
Loan Payable-Shareholder                1,055,736             1,055,736
Note Payable-Cornell Capital            2,195,000             2,375,000
                                        ---------           -----------
Notes Payable-Current                  $3,308,568            $3,488,567
                                       ==========            ==========

Long-Term:
6% Unsecured Note                     $   498,469           $   498,469
Note Payable-ACT Australia              1,791,166             1,791,166
8% Note Payable-Non Current                57,832                57,832
                                      -----------             ---------
Notes Payable-Long-Term                $2,347,467            $2,347,467
                                       ==========            ==========

         Future maturities of long-term debt as of September 30, 2004, excluding the note payable to ACT Australia, and the loan payable to shareholders are as follows:

           Date            Amount
-------------------    -----------

       June 30, 2005   $2,418,988
       June 30, 2006      223,988
       June 30, 2007      166,156
                       -----------
    Total              $2,809,132
                       ===========

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 5.  CONVERTIBLE DEBENTURES

10% Secured Convertible Debentures Due November 2004

         On November 22, 2002, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., whereby it agreed to issue and sell Two Hundred Fifty Thousand Dollars ($250,000) of 10% secured convertible debentures. These secured convertible debentures have a term of two years and are convertible into shares of common stock at a conversion price equal to $.001 per share. These secured convertible debentures accrue interest at a rate of 10% per year and are convertible at the holder's option. At the Company's option, these debentures may be paid in cash or redeemed at a 50% premium prior to November 2004. In connection with the Securities Purchase Agreement, the Company entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby the Company granted to Cornell a security interest in all of its assets as security for its obligations under the secured convertible debentures, as well as all other obligations of the Company to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement.

         The 10% convertible debentures contain a beneficial conversion feature computed at its intrinsic value, which is equal to the difference between the conversion price of the debentures and the fair market value, at the date of issuance of the debentures, of the shares of common stock issuable upon conversion of the debentures, multiplied by the number of shares into which the debentures are convertible at the commitment date. The amount attributable to the beneficial conversion feature of $250,000 is recorded as a discount on the debt and accreted over a 24-month period as interest expense in accordance with EITF 00-27. For the three months ended September 30, 2004 the Company accreted $23,438 of debt discount as interest expense.

         The balance of the note payable of $187,500 ($173,961 net of discount) plus accrued interest of $35,947 as of September 30, 2004 will be paid in full and cancelled upon maturity.

NOTE 6.  STOCKHOLDERS' EQUITY

Stock Issued for Note Payable to Cornell Capital Partners, L.P.

         During the three months ended September 30, 2004, the Company issued 172,881,526 shares of common stock in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Legal Matters

         The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2004, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

Employment Agreement

         On June 24, 2004, we entered into a two-year employment agreement with Martin Nielson, our Senior Vice President-Acquisitions (the "Nielson Agreement"). Under the terms of the Nielson Agreement, Mr. Nielson is employed as Encompass' President and Chief Executive Officer and Senior Vice

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

President-Acquisitions of the Company. Mr. Nielson is entitled to a $200,000 annual salary and the right to earn up to 50,000,000 shares of our restricted common stock valued at $.01 per share, or $500,000, to vest over a two-year period. Mr. Nielson is also entitled to receive an Incentive Bonus determined at the discretion of our Compensation Committee based on his contribution to our overall performance as well as a bonus based on the overall separate business and financial performance of Encompass and its wholly-owned operating subsidiaries. In addition, we have provided Mr. Nielson with a $1 million life insurance policy for his benefit and also insure Mr. Nielson under a $2 million key man life insurance policy. The agreement contains standard confidentiality, noncompete and work-for-hire provisions.

         The Company recorded $62,500 of amortization expense for the three months ended September 30, 2004 in connection with Mr. Nielson's employment agreement.

NOTE 8.  GOING CONCERN

         The Company's condensed consolidated financial statements for the three months ended September 30, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company's negative cash flow from operations of $35,608 and working capital deficiency of $2,349,602 as of September 30, 2004, raise substantial doubt about its ability to continue as a going concern.

         The ability of the Company to continue as a going concern is dependent on the Company's ability to resolve liquidity problems by generating sufficient operating profits to provide an additional source of working capital. During October 2004, the Company reduced its contractual obligations by making a cash payment of $195,000 on its short-term note to Cornell Capital Partners, L.P.

         The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three-month periods ended September 30, 2004 and 2003. The discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 ("2004 10-KSB"), the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 - Financial Statements - in this Report on Form 10-QSB and the information discussed in our 2004 10-KSB under Risk Factors. Unless the context otherwise requires, all references herein to the "Company" refer to Advanced Communications Technologies, Inc. and its subsidiaries. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

         In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as "estimates," "expects," "anticipates," "believes," "intends," "will," "seek" and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, geopolitical considerations, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties.

GENERAL

         We are a New York City-based diversified public holding company. We focus on high growth-potential businesses through our wholly owned operating subsidiaries in the technology services industry and our strategic investments in diverse industries. Through our wholly owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), we own Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"). Cyber-Test is an electronic equipment repair company based in Longwood, Florida, and is our core operating business. Additionally, through our wholly-owned subsidiary, Hudson Street Investments, Inc., an investment vehicle, we own a minority interest in Yorkville Advisors Management, LLC, an investment management partnership, and through our wholly-owned subsidiary, SpectruCell, Inc., we hold the North and South American marketing and distribution rights, which we acquired in 1999, to SpectruCell, a software-defined, radio-based wireless technology that is currently under development in Australia by an unrelated third party.

         Through our wholly owned subsidiaries, we specialize in the repair of computer peripheral products and other electronic equipment, and seek to make strategic minority investments in privately held companies in diverse industries.

         We intend to pursue the acquisition of, and investment in, technology and/or brand differentiated companies with significant growth-potential. We seek to make the process of growth, through both organic and inorganic means, a core competency of each company that we acquire or in which we invest.

         We have three principal means of diversifying our business, each of which is designed to give shareholders a strong value driver. Encompass, our principal operating subsidiary, intends to acquire synergistic companies in the technologies and services arena so that it becomes a vertically integrated distribution, service and Internet based solutions provider. Hudson Street is a minority partner in the management firm of an institutional investment company and continues to make minority investments in privately held companies in technology and other diverse industries. The Company itself also seeks to make minority investments in technology specific or highly differentiated companies with significant growth-potential

Results of Operations-Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Summary of Results of Operations

                                                      Quarter Ended                 Period to Period
                                         September 30, 2004    September 30, 2003       % Change
                                         ----------------------------------------     ------------
Net income from Cyber-Test operations        $    131,077         $         --                   --
Net income from investments                       215,233                   --                   --
Parent company and Encompass overhead            (427,052)            (213,918)                 100%
Net interest expense                              (39,266)             (63,277)                 (38%)
Forgiveness of debt                                    --                6,853                   --
                                             ------------         ------------         ------------
Net Loss                                     $   (120,008)        $   (270,342)                 (56%)
                                             ============         ============         ============

Overview of First Quarter Results

         The three months ended September 30, 2004 was the first full reporting period reflecting Encompass' ownership of Cyber-Test`s operating business. During this period, Cyber-Test recorded $1,825,184 of sales relating to the repair, service and warranty and exchange of various office equipment such as facsimile machines, printers and scanners and computer peripheral products such as PDAs, laptop computers, monitors and multi-functional units. A gross profit of $673,756 or 37% of sales for the quarter was realized after deducting cost of sales in the amount of $1,151,428. For the three months ended September 30, 2004, Cyber-Test generated net profit from operations of $131,077 or 7.2% of sales, which when taking into account the numerous disruptions in Cyber-Test's operations during August and September because of the unprecedented hurricane season throughout Florida, was above our expectations. Although Cyber-Test experienced an increase in order fulfillment and an increase in backorders due to power outages resulting from three hurricanes and the delays associated with returning to full production, as of September 30, 2004 Cyber-Test has restored its backorder and order fulfillment time to normal levels. Management expects no long-term effects to its business. Conversely, during the three months ended September 30, 2004, Cyber-Test was successful in negotiating several new customer service agreements and has taken the necessary steps to implement this new business during the remainder of fiscal year 2005.

         For the three months ended September 30, 2004, we reported an overall loss from operations of $295,975 because of consolidated overhead costs at the parent and Encompass levels versus a $213,918 loss for the three months ended September 30, 2003. These overhead costs amounted to $427,052 and include $206,134 of professional fees and costs, $67,060 of amortization of deferred compensation and depreciation and $153,858 of general and administrative costs. Our overall loss from operations was offset by $215,233 of other investment income from our investment in Yorkville Advisors Management, LLC. Our overall net loss of $120,008 for the three months ended September 30, 2004 was 56% less than our overall net loss of $270,342 for the comparative three-month period ended September 30, 2003.

Revenue

         Revenue for the three months ended September 30, 2004 was $1,825,184 and was entirely attributable to Cyber-Test's operations. We did not recognize any revenue for the three months ended September 30, 2003. All revenue from Cyber-Test's operations was from the repair and service of office equipment and computer peripheral products, extended warranty sales and the sale of computer parts and accessories.

Cost of Sales

         Our cost of sales during the three months ended September 30, 2004, was $1,151,428 and was comprised principally of purchased supplies and parts in the amount of $340,134, direct labor costs of $327,011 and freight and shipping expense in the amount of $345,650.

Gross Profit

         Gross profit was 37% of gross sales from Cyber-Test's operations for the three months ended September 30, 2004, which resulted in an operating income margin of 7.2% of sales. Our gross profit percentage increased slightly from Cyber-Test's one-month operations during June 2004 due to a reduction in the number of replacement machines and parts required to fulfill orders during the quarter, enhanced by the implementation of lower delivery charges which were negotiated in June 2004. Also contributing to the slight increase in gross profit percentage was Cyber-Test's successful hiring and training of new repair technicians, allowing more orders to be fulfilled.

Operating Expenses

         Total operating expenses for the three months ended September 30, 2004 and 2003 were $969,731 and $213,918, respectively, representing a $755,813 or 353% increase for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. This increase was attributable to an increase in professional fees in the amount of $143,139 during the three months ended September 30, 2004 versus the same period in 2003 due to the increase in investment and acquisition activity during the quarter, as well as an increase in selling, general and administrative costs of $649,243 due to the addition of the Encompass and Cyber-Test operations.

         Depreciation and amortization expense for the three months ended September 30, 2004 decreased by $36,569 to $70,306 from $106,875 from the three months ended September 30, 2003 due to deferred commitment fees and financing costs being fully amortized in fiscal year 2004 and the quarterly amortization of deferred compensation for the three months ended September 30, 2004 in the amount of $62,500.

         Other general and administrative expenses amounted to $687,266 for the three months ended September 30, 2004, which is a $649,243 increase from the comparative prior period due principally to the addition of the Cyber-Test operating business overhead during the quarter. Such overhead expenses include the overhead operation and cost associated with employing approximately 90 employees and operating a 29,000 square foot office and warehouse facility. The following is a breakdown of the components of other selling, general and administrative costs:

                                         Three Months Ended
                                            September 30,       Period to Period
                                        2004           2003            % Change
                                      ------------------------         --------

Salaries and wages                    $376,286        $     --               --
Building facilities expense             76,701              --               --
Payroll and Unemployment taxes          28,040              --               --
Telephone and utilities                 27,167              --               --
Marketing and Promotion                 24,722              --               --
Other SG&A costs                       154,350          38,023              305%
                                      --------        --------         --------
                                      $687,266        $ 38,023            1,707%
                                      ========        ========         ========

Other Income (Expenses)

         During the three months ended September 30, 2004, we realized $175,967 of net other income due to the favorable results of our investment in Yorkville Advisors, which generated $215,233 of income during the quarter ended September 30, 2004. This investment income was offset, in part by, net interest expense of $39,266 inclusive of accrued interest on our 10% Secured Convertible Debentures, our 8% Note Payable, our 6% Note Payable and $23,438 of debt discount expense, net of $650 of interest income.

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

         Overall net interest expense decreased by $24,011 to $39,266 from $63,277 for the three months ended September 30, 2004 to 2003. This decrease was due primarily to the lower levels of interest bearing debt.

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

Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. Shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

Business Segments

         The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". During the three months ended September 30, 2004, the Company operated in one segment and therefore segment information is not presented.

         Management has determined that it is not meaningful to provide geographic segment disclosures for revenues and long-lived assets because the Company performs services for and generates revenue from customers throughout the U.S.

Revenue Recognition

         The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which typically is for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the three months ended September 30, 2004.

Investment in Unconsolidated Partnership

         The Company accounts for its investment in an unconsolidated partnership under the equity method of accounting, as the Company does not have any management control over this entity. This investment is recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions.

LIQUIDITY AND CAPITAL RESOURCES

         On July 16, 2003, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P., a private limited partnership ("Cornell Capital"). Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $30,000,000. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital will pay 91% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board, or such other principal market on which common stock is traded, for the five (5) trading days immediately following the date we give notice to Cornell Capital of a requested draw down. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. On July 31, 2003, the Securities and Exchange Commission declared effective our registration statement filed on Form SB-2. In accordance with the terms of the Equity Line of Credit, Cornell Capital is not permitted to own more than 9.99% of our outstanding common stock at any one time; however Cornell Capital is permitted to waive such restriction, which waiver is effective on the 61st day after delivery of the waiver to us.

         We have financed our acquisitions and investments principally with short-term borrowings through our equity line with Cornell Capital and cash received in exchange for the issuance of 4,200 shares of our Series A Preferred Stock to Cornell Capital. We have funded our ongoing operations through cash distributions received from (i) our investment in Yorkville Advisors, an investment management partnership, and (ii) working capital generated by Cyber-Test, our core operating business. Our cash and cash equivalents totaled $1,111,289 at September 30, 2004.

         We are currently in the process of exploring various alternative sources of financing to reduce our reliance on the Equity Line of Credit with Cornell Capital and the dilutive effect such facility has on our stock price. We are also currently in discussions with Cornell Capital, banking institutions and other institutional investors to secure up to a $20 million acquisition debt facility to be used by us for the purpose of acquiring private and/or public companies in the technology and service industry that we believe will be accretive to our business. These discussions are in the preliminary stages.

         During the three months ended September 30, 2004, we made advances under the Equity Line of Credit in the aggregate amount of $100,000 in exchange for issuing 172,881,526 shares of common stock to Cornell Capital Partners. These advances were used to pay down our short-term note to Cornell Capital Partners, L.P. Also during the quarter, Hudson Street received $130,000 of partnership cash distributions from Yorkville Advisors. We believe that our existing sources of liquidity including cash resources and cash provided by operating activities, supplemented by distributions from Hudson Street's investment will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

         We had total liabilities of $6,514,496 as of September 30, 2004 versus $6,040,942 as of September 30, 2003. Included in the total for September 30, 2004 are contractual obligations of $3,667,594. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                                Payments Due by Period (from September 30, 2004)
                                              -----------------------------------------------------------------------------------
                                                                     1               2-3                4-5             After 5
Contractual Obligations                          Total          Year or Less        Years              Years              Years
-------------------------------------------   ------------      -------------     --------------     ------------      ----------
Notes Payable and Interest Thereon            $2,836,419*        $2,430,992        $  405,427        $       --        $       --

Convertible Debentures and Interest Thereon      209,908            209,908                --                --                --
Accounts Payable and Accrued Expenses            501,670            501,670                --                --                --
Other Current Liabilities                        119,597            119,597                --                --                --
                                              ----------         ----------        ----------        ----------        ----------
  Total Contractual Obligations               $3,667,594         $3,262,167        $  405,427        $       --        $       --
                                              ==========         ==========        ==========        ==========        ==========

----------

* Excludes $1,791,166 due to Advanced Communications (Australia) under the Stock Purchase Agreement dated April 5, 2000. The Company believes that this obligation is not enforceable as a result of Advanced Communications (Australia)'s improper unilateral revocation of the Stock Purchase Agreement and other wrongful acts of Advanced Communications (Australia), Roger May and related parties. Also excludes $1,055,736 due to Roger May and/or Global Communications Technologies Limited and/or Global Communications Technologies Pty Ltd for monies provided to the Company. The Company believes it is not obligated to pay these amounts as a result of wrongful acts of such parties against the Company. On February 5, 2004, the Company filed suit in Superior Court, Orange County, California seeking a judgment against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages related to their wrongful acts against the Company. The Company's damages claims exceed the $2,846,902 allegedly due such defendants. The Company also seeks in the action to have its obligations under the Stock Purchase Agreement and other arrangements clarified as to such defendants. In May and August 2004, the court issued an entry of default judgment in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing for final determination of the above action. The court has not yet issued its final determination based on that hearing.

         During the three months ended September 30, 2004, the Company reduced its contractual obligations by $57,380 through cash payments. At September 30, 2004, we had a working capital deficiency of $2,349,602. In October 2004, the Company repaid $195,000 of its short-term note payable to Cornell Capital Partners, L.P. through the payment of cash.

         Below is a discussion of our sources and uses of funds for the three months ended September 30, 2004:

Overall Net Change In Cash Flow For The Three Months Ended September 30, 2004

         During the quarter, we had an overall net decrease in cash in the amount of $81,881. This overall net decrease in cash was due to the payment of $80,000 on our short-term note to Cornell Capital Partners, L.P. Our negative cash flow from operations in the amount of $35,608 was offset by $33,727 of net cash flow from our investment activities.

Net Cash Used In Operating Activities

         Net cash used in operating activities was $35,608 for the three months ended September 30, 2004. The use of cash in operating activities for the three months ended September 30, 2004 was principally the result of our consolidated net loss of $120,008 offset by non-cash charges for amortization and debt discount expense in the aggregate amount of $93,744. Net cash used in operating activities was $121,072 for the three months ended September 30, 2003 and was principally the result of net losses during the period together with a reduction in accounts payable, offset by non cash charges for depreciation and amortization, debt discount expense and common stock to be issued in the aggregate amount of $370,313.

Net Cash From Investing Activities

         Cash provided from investing activities of $33,727 for the three months ended September 30, 2004 was attributable to $130,000 of cash distributions from our partnership investment offset by $4,655 for the purchase of business assets by Cyber-Test and the purchase by Hudson Street of $91,618 of marketable investment securities in public and private companies. No cash was provided by or used in investing activities for the three months ended September 30, 2003.

Net Cash From (Used In) Financing Activities

         Net cash of $80,000 used in financing activities for the three months ended September 30, 2004 was from the repayment of our short-term note to Cornell Capital Partners, L.P. Net cash from financing activities of $100,000 for the three months ended September 30, 2003 was from proceeds on the sale of common stock to Cornell Capital Partners, L.P., under the Company's Equity Line of Credit facility.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

COMPANY QUARTERLY STOCK PRICE

Price Range of Common Stock

         Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of November 15, 2004, there were 2,004,247,731 common shares outstanding and approximately 550 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

         The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                     High Bid          Low Bid
                                                     --------          -------
2005
Quarter Ended September 30, 2004                     $ .00119          $ .0005

2004
Quarter Ended September 30, 2003                      $  .007          $.00163
Quarter Ended December 31, 2003                        .00363           .00169
Quarter Ended March 31, 2004                            .0025           .00131
Quarter Ended June 30, 2004                             .0015           .00081


           Such market quotations reflect the inter-dealer prices as reflected by the OTCBB without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

ITEM 3.  CONTROLS AND PROCEDURES

           As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

Exhibit No.          Description                                             Location
                     -----------------------------------------------------   -------------------------------------------
1.1                  Exchange Agreement between MRC Legal Services           Incorporated by reference to Exhibit 1.1 to
                     Corporation and Advanced Communications Technologies,   Company's Form 8-K filed on February 4, 2000
                     Inc. dated as of January 31, 2000
2.1                  Asset Purchase Agreement dated May 27, 2004, by and
                     between Cyber-Test, Inc., a Delaware corporation and    Incorporated by reference to Exhibit 10.1 to
                     Cyber-Test, Inc., a Florida corporation.                the Company's Form 8-K filed on June 3, 2004

3.1.1                Articles of Incorporation of Media Forum                Incorporated by reference to Exhibit 2.1 to
                     International, Inc.                                     the Company's Form S-8 filed on February 9,
                                                                             2000

Exhibit No.          Description                                             Location
                     -----------------------------------------------------   -------------------------------------------
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

3.1.4                Fourth Amendment to Articles of Incorporation           Incorporated by reference to Exhibit 2.7 to
                                                                             the Form SB-2 filed with the SEC on March 5,
                                                                             2002
3.1.5                Fifth Amendment to Articles of Incorporation            Incorporated by reference to Exhibit 2.8 to
                                                                             the Form SB-2 filed with the SEC on July 16,
                                                                             2003
3.1.6                Sixth Amendment to Articles of Incorporation            Incorporated by reference to the Company's
                                                                             Form 10-KSB filed on November 3, 2004
3.1.7                Seventh Amendment to Articles of Incorporation          Incorporated by reference to the Company's
                                                                             Form 10-KSB filed on November 3, 2004

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

10.7                 Consulting Agreement with M. Richard Cutler dated       Incorporated by reference to Exhibit 10.1 to
                     January 31, 2000                                        the Company's Form S-8 filed on February 9,
                                                                             2000

Exhibit No.          Description                                             Location
                     -----------------------------------------------------   -------------------------------------------
10.8                 Stock Purchase Agreement dated April 5, 2000, between   Incorporated by reference to Exhibit 10.5 to
                     Advanced Communications Technologies, Inc. and          the Company's Form 10-QSB filed on May 24,
                     Advanced Communications Technologies Pty Ltd.           2000

10.9                 Securities Purchase Agreement dated January 10, 2002,   Incorporated by referenced to Exhibit 10.9 to
                     by and among Advanced Communications Technologies,      the Company's Form 10-QSB filed on February
                     Inc. and Buyers                                         12, 2002

10.10                Investor Registration Rights Agreement dated January    Incorporated by reference to Exhibit 10.10 to
                     10, 2002, by and among Advanced Communications          the Company's Form 10-QSB filed on February
                     Technologies, Inc. and Investors                        12, 2002

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

Exhibit No.          Description                                             Location
                     -----------------------------------------------------   -------------------------------------------
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

10.25                Middletons Lawyers Letter, dated November 11, 2002,     Incorporated by reference to Exhibit 10.25 to
                     terminating the April 2000 Stock Purchase Agreement     the Company's Form 10-KSB for the year ended
                     between Advanced Communications Technologies, Inc.      June 30, 2002 filed on December 6, 2002
                     and Advanced Communications (Australia)
10.26                Consulting Agreement dated July 1, 2002, between        Incorporated by reference to Exhibit 10.26 to
                     Advanced Communications and Randall H. Prouty           the Company's Third Amended Form 10-KSB for
                                                                             the year ended June 30, 2002 filed on
                                                                             June 13, 2003
10.27                Proxy Statement, dated March 25, 1999                   Incorporated by reference to Exhibit 10.27 to
                                                                             the Company's Third Amended Form 10-KSB for
                                                                             the year ended June 30, 2002 filed on
                                                                             June 13, 2003
10.28                Termination of Lease Agreement, dated November 25,
                     2003, by and between Continental Development, L.P. II   Incorporated by reference to Exhibit 10.28 to
                     (Lessor) and Advanced Communications                    the Company's Form 10-QSB filed on February
                                                                             13, 2004
10.29                6% Senior Unsecured Promissory Note, in the original
                     principal amount of $547,000 issued         on June     Incorporated by reference to Exhibit 10.2 to
                     3, 2004 by Cyber-Test, Inc., a Delaware corporation     the Company's Form 8-K filed on June 3, 2004
                     in favor of Cyber-Test, Inc., a Florida corporation.
10.30                Escrow Agreement, June 3, 2004, by and between
                     Cyber-Test, Inc., a Delaware corporation and            Incorporated by reference to Exhibit 10.3 to
                     Cyber-Test, Inc., a Florida corporation.                the Company's Form 8-K filed on June 3, 2004

Exhibit No.          Description                                             Location
                     -----------------------------------------------------   -------------------------------------------
10.31                NonCompetition Agreement, June 3, 2004, by and
                     between Cyber-Test, Inc., a Delaware corporation, and   Incorporated by reference to Exhibit 10.4 to
                     Cyber-Test, Inc., a Florida corporation and the         the Company's Form 8-K filed on June 3, 2004
                     shareholders of Cyber-Test Florida.
10.32                Employment Agreement, June 3, 2004, by and between
                     Cyber-Test, Inc., a Delaware corporation and Lisa       Incorporated by reference to Exhibit 10.5 to
                     Welton.                                                 the Company's Form 8-K filed on June 3, 2004
10.33                Employment Agreement, June 3, 2004, by and between
                     Cyber-Test, Inc., a Delaware corporation and Thomas     Incorporated by reference to Exhibit 10.6 to
                     Sutlive.                                                the Company's Form 8-K filed on June 3, 2004
10.34                [RESERVED]
10.35                Amendment No. 1 to 6% Unsecured Promissory Note dated
                     August 10, 2004                                         Incorporated by reference to the Company's
                     ------------------------------------------------------  Form 10-KSB filed on November 3, 2004

10.36                Agreement, dated May 27, 2004, by and among
                     Encompass Group Affiliates, Inc. , Hy-Tech Technology   Incorporated by reference to the Company's
                     Group, Inc. and Hy-Tech Computer Systems, Inc.          Form 10-KSB filed on November 3, 2004

10.37                Customers Lists License Agreement, dated June 24,
                     2004, by and among Encompass Group Affiliates, Inc.,    Incorporated by reference to the Company's
                     Hy-Tech Technology Group, Inc. and Hy-Tech Computer     Form 10-KSB filed on November 3, 2004
                     Systems, Inc.

10.38                Websites License Agreement, dated June 24, 2004, by
                     and among Encompass Group Affiliates, Inc. , Hy-Tech    Incorporated by reference to the Company's
                     Technology Group, Inc. and Hy-Tech Computer Systems,    Form 10-KSB filed on November 3, 2004
                     Inc.

10.39                NonCompetition and Nondisclosure Agreement by and
                     among Encompass Group Affiliates, Inc. , Hy-Tech        Incorporated by reference to the Company's
                     Technology Group, Inc. and Hy-Tech Computer Systems,    Form 10-KSB filed on November 3, 2004
                     Inc.

10.40                Form of Exchange Agreement, dated June 24, 2004, by
                     and between Advanced Communication and certain          Incorporated by reference to the Company's
                     debenture holders of Hy-Tech Technology Group, Inc.     Form 10-KSB filed on November 3, 2004

10.41                Employment Agreement dated June 24, 2004 by and         Incorporated by reference to the Company's
                     between Encompass Group Affiliates, Inc., Advanced      Form 10-KSB filed on November 3, 2004
                     Communications Technologies, Inc. and Martin Nielson

10.42                Escrow Agreement dated May 28, 2004 by and among        Incorporated by reference to the Company's
                     Advanced Communications Technologies, Inc., Buyers      Form 10-KSB filed on November 3, 2004
                     and Butler Gonzalez, LLP, Escrow Agent

10.43                Investment Agreement dated May 28, 2004 by and among    Incorporated by reference to the Company's
                     Advanced Communications Technologies, Inc. and          Form 10-KSB filed on November 3, 2004
                     Cornell Capital Partners, L.P.

Exhibit No.          Description                                             Location
                     -----------------------------------------------------   -------------------------------------------

10.44                Registration Rights Agreement dated May 28, 2004 by     Incorporated by reference to the Company's
                     and among Advanced Communications Technologies, Inc.    Form 10-KSB filed on November 3, 2004
                     and Cornell Capital Partners, L.P.

14.1                 Code of Business Conduct and Ethics for Advanced
                     Communications                                          Incorporated by reference to the Company's
                                                                             Form 10-KSB filed on November 3, 2004
31.1                 Certification by President and Chief Financial
                     Officer pursuant to Sarbanes-Oxley Section 302          Provided herewith

32.1                 Certification by President and Chief Financial
                     Officer pursuant to 18 U.S.C. Section 1350:             Provided herewith

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                       By:      /s/ Wayne I. Danson
                                -----------------------------------------------
                       Name:    Wayne I. Danson
                       Title:   President (Principal Executive Officer), Chief
                                Financial Officer (Principal Accounting
                                Officer) and Director
                       Date:    November 18, 2004