Form 10QSB
period 2004-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2005-02-22
CIK 1100820

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB
                                   (check one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2004

[_]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
      1934


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


                                 (212) 682-0244
                                 --------------
                         (Registrant's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

As of February 1, 2005, there were 2,016,247,731 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [_] No [X]

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB

Part I-Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited).

      Condensed Consolidated Balance Sheets as of December 31, 2004 (Unaudited) and June 30, 2004

      Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2004 and 2003 (Unaudited)

      Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended December 31, 2004 (Unaudited)

      Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2004 and 2003 (Unaudited)

      Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operation.

Item 3. Controls And Procedures.

Part II-Other Information

Item 1. Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in the "Management's Discussion and Analysis of Financial Conditions and Results of Operation" and elsewhere in this quarterly report constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements we have made. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as future capital expenditures, business strategy, goals, expansion, market and industry developments and the growth of our businesses and operations are forward looking statements. Without limiting the generality of the foregoing, words such as "may," "anticipation," "intend," "could," "estimate," or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements. Because of the risks and uncertainties associated with forward-looking statements, you should not place undo reliance on them. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    December 31, 2004    June 30, 2004
                                                                                       (Unaudited)
                                                                                       ------------      ------------
ASSETS
    Current Assets
      Cash and cash equivalents                                                        $  1,376,917      $  1,193,170
      Restricted cash                                                                       505,000                --
      Accounts receivable, net of allowance for doubtful accounts of $321,145
      and $8,914 at December 31, 2004 and June 30, 2004, respectively                     4,061,875           400,747
      Inventories                                                                         3,111,440           350,963
      Prepaid expenses and other current assets                                             235,228            81,863
                                                                                       ------------      ------------
    Total Current Assets                                                                  9,290,460         2,026,743
    Property and equipment, net of accumulated depreciation of $7,574 and $1,082
    as of December 31, 2004  and June 30, 2004, respectively                              4,164,268           165,434
    Other Assets
      Partnership Investment                                                              2,880,232         2,774,999
      Licensed Intangibles and rights                                                       400,000           400,000
      Excess of purchase price over fair market value of assets acquired                  2,836,155         2,611,055
      Other assets                                                                           86,718            18,108
                                                                                       ------------      ------------
    Total Other Assets                                                                    6,203,105         5,804,162
                                                                                       ------------      ------------
TOTAL ASSETS                                                                           $ 19,657,833      $  7,996,339
                                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Current Liabilities
      Current portion of notes payable                                                 $  2,973,388      $  3,639,090
      Floor plan inventory loans                                                          2,243,100                --
      Accounts payable and accrued expenses                                               6,238,618           194,540
      Other current liabilities                                                             233,791           390,780
                                                                                       ------------      ------------
    Total Current Liabilities                                                            11,688,897         4,224,410
    Notes and Loans Payable, less current portion                                         3,465,512         2,347,467
    Minority Interest                                                                       227,166                --

COMMITMENTS AND CONTINGENCIES                                                                    --                --

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value, 25,000 shares authorized:
      Series A convertible preferred stock, $.01 par value, 4,200 shares issued                  42                42
      Series B convertible preferred stock, $.01 par value, 300 shares issued                     3                 3
    Common stock, no par value, 5,000,000,000 shares authorized,
    2,016,247,731 and 1,994,365,845 shares issued and outstanding, respectively          28,851,381        28,745,253
    Additional paid in capital                                                            4,556,455         4,056,455
    Deferred commitment and equity financing fees, net of accumulated amortization         (114,000)         (135,432)
    Deferred compensation, net of amortization of $125,000                                 (375,000)               --
    Accumulated deficit                                                                 (28,642,623)      (31,241,859)
                                                                                       ------------      ------------
    Total Stockholders' Equity                                                            4,276,258         1,424,462
                                                                                       ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 19,657,833      $  7,996,339
                                                                                       ============      ============

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              For The Three Months Ended           For The Six Months Ended
                                                                    December 31,                          December 31,
                                                           ---------------------------------   ---------------------------------
                                                                2004              2003              2004              2003
                                                           ---------------   ---------------   ---------------   ---------------
REVENUE                                                    $     1,709,919   $            --   $     3,535,103   $            --
COST OF SALES                                                    1,111,547                --         2,262,975                --
                                                           ---------------   ---------------   ---------------   ---------------
GROSS PROFIT                                                       598,372                --         1,272,128                --
                                                           ---------------   ---------------   ---------------   ---------------

OPERATING EXPENSES
       Depreciation and amortization                                76,746           106,875           147,052           213,750
       Professional and consulting fees                            109,267           122,527           321,426           191,547
       Other selling, general and administrative expenses          684,425            16,294         1,372,681            54,317
                                                           ---------------   ---------------   ---------------   ---------------

TOTAL OPERATING EXPENSES                                           870,438           245,696         1,841,159           459,614
                                                           ---------------   ---------------   ---------------   ---------------

Loss From Operations                                              (272,066)         (245,696)         (569,031)         (459,614)
                                                           ---------------   ---------------   ---------------   ---------------

OTHER INCOME (EXPENSES)
       Forgiveness of debt                                       2,847,511           733,827         2,847,511           740,680
       Distributable share of partnership income                   170,000                --           385,233                --
       Interest expense, net                                       (26,201)          (37,730)          (64,477)         (101,007)
                                                           ---------------   ---------------   ---------------   ---------------

TOTAL OTHER INCOME (EXPENSE)                                     2,991,310           696,097         3,168,267           639,673
                                                           ---------------   ---------------   ---------------   ---------------

NET INCOME                                                 $     2,719,244   $       450,401   $     2,599,236   $       180,059
                                                           ===============   ===============   ===============   ===============

Net loss per share-basic and dilutive                      $        0.0014   $          0.00   $        0.0013   $          0.00
                                                           ===============   ===============   ===============   ===============

Weighted average number of shares
  outstanding during the period-basic and dilutive           2,008,812,948       763,357,062     2,002,717,221       487,076,833
                                                           ===============   ===============   ===============   ===============

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)


                                                 COMMON STOCK                            PREFERRED STOCK               ADDITIONAL
                                       -------------------------------------------------------------------------        PAID IN
                                           SHARES              AMOUNT               SHARES            AMOUNT            CAPITAL
                                       --------------      --------------       -------------     --------------     --------------
BALANCE AT JUNE 30, 2004                1,994,365,845      $   28,745,253               4,500     $           45     $    4,056,455
                                       --------------      --------------       -------------     --------------     --------------

Reversal of escrowed stock issued to
 pay short-term debt                     (162,999,640)                 --                  --                 --                 --

Stock issued in partial payment of
 short-term debt                          172,881,526             100,000                  --                 --                 --

Deferred compensation                              --                  --                  --            500,000                 --
Amortization of deferred compensation              --                  --                  --                 --                 --

Amortization of deferred commitment
 and financing fees                                --              (5,872)                 --                 --                 --

Stock issued for convertible debt
 and accrued interest                      12,000,000              12,000                  --                 --                 --

Net income for the period                          --                  --                  --                 --                 --
                                       --------------      --------------       -------------     --------------     --------------

BALANCE AT DECEMBER 31, 2004            2,016,247,731      $   28,851,381               4,500     $           45     $    4,556,455
                                       ==============      ==============       =============     ==============     ==============

                                                                 DEFERRED
                                                                 COMMITMENT
                                             ACCUMULATED         AND EQUITY           DEFERRED
                                               DEFICIT         FINANCING FEES       COMPENSATION            TOTAL
                                           --------------      --------------      --------------      --------------
BALANCE AT JUNE 30, 2004                   $  (31,241,859)     $     (135,432)     $           --      $    1,424,462
                                           --------------      --------------      --------------      --------------

Reversal of escrowed stock issued to
 pay short-term debt                                   --                  --                  --                  --

Stock issued in partial payment of
 short-term debt                                       --                  --                  --             100,000

Deferred compensation                                  --            (500,000)                 --
Amortization of deferred compensation                  --                  --             125,000             125,000

Amortization of deferred commitment
 and financing fees                                    --              21,432                  --              15,560

Stock issued for convertible debt
 and accrued interest                                  --                  --                  --              12,000

Net income for the period                       2,599,236                  --                  --           2,599,236
                                           --------------      --------------      --------------      --------------

BALANCE AT DECEMBER 31, 2004               $  (28,642,623)     $     (114,000)     $     (375,000)     $    4,276,258
                                           ==============      ==============      ==============      ==============

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Six Months Ended December 31,
                                                           2004             2003
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income                                             $ 2,599,236      $   180,059
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                             147,052          213,750
  Debt discount expense                                      36,977           46,876
  Forgiveness of debt                                    (2,847,511)        (740,680)
  Distributive share of partnership income                 (385,233)              --
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Deferred Costs and other receivables                      103,220               --
  Inventories                                                   (77)              --
  Prepaid expense/security deposits                          16,470           (2,300)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                     108,925         (303,143)
  Interest payable                                           19,464           48,088
                                                        -----------      -----------
Net cash used in operating activities                      (201,477)        (557,350)
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Partnership distributions                                   280,000               --
Cash from consolidation of equity affiliate                 613,800               --
Purchase of investment securities                           (91,618)              --
Purchase of fixed assets                                    (14,126)              --
                                                        -----------      -----------
Net cash flow provided by investing activities              788,056               --
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Restricted Cash                                 (70,000)              --
Proceeds from issuance of common stock, net                      --          684,125
Repayment of short-term and installment notes              (332,832)         (92,831)
                                                        -----------      -----------
Net cash provided by (used in) financing activities        (402,832)         591,294
                                                        -----------      -----------

Net increase in cash                                    $   183,747      $    33,944

Cash at beginning of period                               1,193,170           22,527
                                                        -----------      -----------

CASH AT END OF PERIOD                                   $ 1,376,917      $    56,471
                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended December 31, 2004, the Company issued 172,881,526 shares of common stock in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

During the six months ended December 31, 2003, the Company recorded $240,000 representing 85,714,285 shares of common stock to be issued for prior unpaid accrued professional fees.

On September 4, 2003, debenture holders converted $82,375 of debentures into 59,692,027 shares of common stock.

On November 27, 2004 and December 27, 2004, the 10% secured convertible debenture holder elected to convert $12,000 and $100,000, respectively, of principal and accrued interest into 112,000,000 shares of common stock.

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 1. BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization

      Unless the context requires otherwise, "we", "us", "our" or the "Company" refers to Advanced Communications Technologies, Inc. and its wholly and majority owned subsidiaries on a consolidated basis.

      We are a publicly traded New York City-based vertically integrated technology and services holding company that, through our majority owned subsidiary, Pacific Magtron International Corp. ("PMIC"), distributes hardware components, computer systems and software products, and through our wholly owned subsidiary and principal operating unit Encompass Group Affiliates, Inc., provide board-level repair of technical products to third party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management for office equipment, fax machines, printers, scanners, laptop computers, monitors, multi-function units, including high-end consumer electronics such as PDAs and digital cameras. Additionally, through our wholly owned investment subsidiary Hudson Street Investments, Inc., we make strategic minority investments in both public and private companies.

      On December 30, 2004 we completed the acquisition of 6,454,300 shares of the common stock of PMIC (the "PMIC Shares") from Theodore S. Li and Hui Cynthia Lee pursuant to the terms of a Stock Purchase Agreement, dated December 10, 2004, among the Company, Mr. Li and Ms. Lee . The PMIC Shares represent 61.56% of the currently issued and outstanding common stock of PMIC. PMIC is primarily engaged in the business of distributing computer peripheral products, such as components and multimedia and systems networking products, through its wholly owned subsidiaries. PMIC's common stock trades on the Over the Counter Bulletin Board, and PMIC files separate periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

      On December 9, 2003 and December 17, 2003, we formed Hudson Street Investments, Inc. ("Hudson Street") and SpectruCell, Inc., respectively, both wholly owned subsidiaries. Hudson Street was formed for the purpose of holding the Company's investment in Yorkville Advisors Management LLC and other future investments and SpectruCell, Inc. was formed for the purpose of holding the Company's rights in the SpectruCell technology. In May 2004, the Company formed Encompass Group Affiliates, Inc. ("Encompass"), a Delaware corporation for the purpose of (i) acquiring the business and assets of Cyber-Test, Inc.
("Cyber-Test"), a Delaware corporation based in Longwood, Florida; (ii) acquiring certain assets of Hy-Tech Technology Group, Inc.; and (iii) to pursue other acquisitions.

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

      Pacific Magtron, Inc.'s ("PMI") and Pacific Magtron International (GA), Inc.'s ("PMICGA"), subsidiaries of PMIC, principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. Live Warehouse, Inc. ("LWI") sells consumer computer products through the Internet and distributes certain computer products to resellers.

(B)   Financial Statement Presentation and Principles of Consolidation

      The condensed consolidated financial statements include the Company and all of its wholly and majority owned subsidiaries. The Company consolidates all majority owned and controlled subsidiaries, uses the equity method of accounting for investments in which the Company is able to exercise significant influence, and uses the cost method for all other investments. The Company's condensed consolidated financial statements include the consolidated financial results of PMIC, a majority owned and controlled company, and its wholly owned subsidiaries, PMI, PMIGA and LWI. All significant intercompany transactions have been eliminated. Minority interests in the Company's subsidiaries are not material.

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

      The financial information included herein is unaudited. The interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in the Company's Form 10-K for the year ended June 30, 2004. Interim operating results are not necessarily indicative of operating results expected for the entire year.

(C)   Use of Estimates

      The preparation of the condensed consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, significant estimates are required to value inventory and estimate the future cost associated with the Company's warranties. If the actual value of the Company's inventories differs from these estimates, the Company's operating results could be adversely impacted. The actual results with regard to warranty expenditures could also have an adverse impact on the Company if the actual rate of repair failure or the cost to re-repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

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

      PMIC's inventories, consisting primarily of finished goods, are stated at the lower of cost (moving weighted average method) or market. The Company regularly reviews inventory turnover and quantities on hand for excess, slowing moving and obsolete inventory based primarily on estimated forecasts of product demand. Excess, obsolete and slow-moving inventory items, including items that have no purchase and sales activities for more than one year, are written down to their net realizable values. Due to a relatively high inventory turnover rate and the inclusion of provisions in the vendor agreements common to industry practice that provide us price protection or credits for declines in inventory value and the right to return certain unsold inventory, we believe that our risk for a decrease in inventory value is minimized. No assurance can be given, however, that we can continue to turn over our inventory as quickly in the future or that we can negotiate such provisions in each of our vendor contracts or that such industry practice will continue.

(E)   Property and Equipment

      Property and equipment are stated at cost. Assets are depreciated using the straight-line method for both financial statement and tax purposes based on the following estimated useful lives:

            Building and leasehold improvements             15 to 40 years
            Machinery and equipment                         3 to 7 years
            Furniture and fixtures                          5 to 7 years
            Automobiles.                                    5 years
            Software....                                    3 years

            Maintenance and repairs are charged to expense when incurred.

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

(F)   Warranty Reserve

      Refurbished peripheral computer equipment sold to customers and the repair of customer owned equipment is guaranteed for a period of ninety (90) days and the repair of circuit boards for a period of twelve (12) months. Any defective refurbished equipment is replaced free of charge and customer owned equipment is repaired without charge during the warranty period. We provide a reserve for warranty repairs based on historical failure rates and the estimated cost to repair.

(G)   Fair Value of Financial Instruments

      The carrying amounts of the Company's cash, accounts receivable, accounts payable, accrued liabilities, debentures, and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

      The fair value of PMIC's long-term debt and floor plan inventory loans is estimated based on current interest rates available to PMIC for debt instruments with similar terms and remaining maturities. At December 31, 2004 and 2003, the fair value of long-term debt, which consisted of a bank loan and an SBA loan relating to PMIC's facility in Milpitas, California, was approximately $3,205,100 and $3,316,000, respectively. The bank loan had an outstanding balance of $2,331,700 and $2,360,900 as of December 31, 2004 and 2003,
respectively. The carrying value of the bank loan, which contains an adjustable interest rate provision based on the market interest rate, approximates its fair value. The SBA loan had an outstanding amount of $771,700 and $808,600 at December 31, 2004 and 2003, respectively. The estimated fair value of the SBA loan was $873,400 and $955,100 as of December 31, 2004 and 2003, respectively. The fair value of the SBA loan was estimated based on the present value of the future payments discounted by the market interest rate for similar loans at December 31, 2004 and 2003. The fair values of accounts receivable, other receivable, accounts payable and floor plan inventory loans approximates their carrying values because of the short maturity of these instruments.

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

      PMIC grants credit to its customers only after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. Generally, our allowance for doubtful accounts includes receivables past due over 90 days, returned checks and an estimated percentage of the receivables currently due. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control. In addition, it is uncertain as to the continuing availability of cost-efficient credit insurance. We are unable to project the future trend of our bad debt expense.

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

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

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

(M)   Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the six months ended December 31, 2004, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

(N)   Business Segments

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". During the six months ended December 31, 2004, the Company operated in one segment and therefore segment information is not presented.

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

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

      The Company's majority owned subsidiary, PMIC, recognizes sales of computer and related products upon shipment, when the customer takes ownership and assumes risk of loss, provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates, which have typically been insignificant, adjusted for current economic conditions. The Company generally does not provide volume discounts or rebates to its resale customers.

(P)   Investment in Unconsolidated Partnership

      The Company accounts for its investment in an unconsolidated partnership under the equity method of accounting, as the Company does not have any management control over this entity. This investment was recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions.

(Q)   Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

NOTE 2. RESTRICTED CASH

      As of December 31, 2004, we had restricted cash in the aggregate amount of $435,000 that was held in escrow as a security and pledge to Wells Fargo Bank in connection with our mortgage loan and Textron Financial in connection with our Inventory Flooring Loans in the amounts of $180,000 and $255,000 respectively. As a condition to extend loan default waivers through December 31, 2005, the Company agreed to deposit an additional $70,000 with Wells Fargo Bank in February 2005. This additional $70,000 is included in the restricted cash amount of $505,000 appearing on the December 31, 2004 balance sheet.

NOTE 3. ACCOUNTS RECEIVABLE AGREEMENTS

      On April 1, 2003, PMIC purchased a credit insurance policy from American Credit Indemnity (ACI) covering certain accounts receivable up to $2,000,000 of losses. PMIC also has an agreement with ENX, Inc. (ENX) to sell its past-due accounts receivables from pre-approved customers with pre-approved credit limits under certain conditions. The commission is 0.5% of the approved invoice amounts with a minimum quarterly commission of $12,500. As of December 31, 2004, approximately $1,059,000 of the outstanding receivables was approved by ENX. The ACI policy expires on March 31, 2005 and the ENX policy expires on April 30, 2005.

NOTE 4. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

      On January 14, 2004, the Company's wholly owned subsidiary, Hudson Street, purchased a minority interest in Yorkville Advisors Management LLC, ("Yorkville"), a privately owned investment management partnership and the portfolio manager of Cornell Capital Partners, L.P., for a purchase price of $2,625,000. The purchase was effective as of January 1, 2004. Hudson Street incurred $45,000 of legal and professional fees associated with the purchase of the partnership interest, which have been capitalized. During the six months ended December 31, 2004, Hudson Street received $280,000 of cash distributions from this investment and recorded $385,333 as its distributive share of partnership net earnings. As of December 31, 2004, Hudson Street's investment in Yorkville amounted to $2,880,232 under the equity method of accounting and is reflected on the consolidated balance sheet in "Other Assets." On February 11, 2005, the partnership redeemed our partnership interest for $2,625,000 (See Note 14-Subsquent Events).

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 5. PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment as of December 31, 2004 and June 30, 2004:

                                            12/31/04         6/30/04
                                          -----------      -----------
Building and improvements                 $ 2,778,999      $   111,741
Land                                        1,158,500               --
Furniture and fixtures                        182,777           14,565
Computers and equipment                        52,000           40,210
                                          -----------      -----------
                                          $ 4,172,276      $   166,516
Less:  Accumulated depreciation                (8,008)          (1,082)
                                          -----------      -----------
Property and equipment, net               $ 4,164,268      $   165,434
                                          ===========      ===========

NOTE 6. NOTES AND LOAN PAYABLE

                                            12/31/04          6/30/04
                                          -----------      -----------
Current:
8% Note Payable-Current                   $    57,832      $    57,831
Loan Payable-Shareholder                           --        1,055,736
Note Payable-Cornell Capital                2,000,000        2,375,000
6% Secured Note Due 12/05                     500,000               --
Bank Loan-Current                              71,900               --
6% Unsecured Note                             166,156               --
10% Secured Convertible Note                   77,500          150,523
Common Stock To Be Issued                     100,000               --
                                          -----------      -----------
Notes Payable-Current                     $ 2,973,388      $ 3,639,090
                                          ===========      ===========

Long-Term:
6% Unsecured Note                         $   332,313      $   498,469
Note Payable-ACT Australia                         --        1,791,166
8% Note Payable                                    --           57,832
Bank Loan                                   2,361,500               --
SBA Loan                                      771,700               --
                                          -----------      -----------
Notes Payable-Long-Term                   $ 3,465,513      $ 2,347,467
                                          ===========      ===========

      The Company's majority owned subsidiary, PMI, obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (2.25% as of December 31, 2004) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration ("SBA") loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569% and is secured by the underlying property. Under the bank loan, PMI is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and to have no consecutive quarterly losses. In addition, PMI is required to achieve net income on an annual basis. PMI was in technical violation of the annual income covenant as of December 31, 2004 and was in violation of the annual income and quarterly loss covenants as of December 31, 2003. These covenant violations constituted an event of default under the loan agreement and gave the bank the right to call the loan. Waivers of the loan covenant violations have been obtained from the bank that extend through December 31, 2005. As a condition for these past waivers, the Company maintained $180,000 and $250,000 in a restricted account as a reserve for debt service as of December 31, 2004 and 2003, respectively ,and agreed to deposit in February 2005, an additional $70,000 in escrow to Wells Fargo Bank as a condition to the current Bank waiver through December 31, 2005. These amounts have been reflected as restricted cash in the accompanying condensed consolidated balance sheet. Based on anticipated future results, it is probable that the Company will be out of compliance with certain of these covenants. If this were to occur and a waiver for the violation cannot be obtained, the Company would be required to classify the bank loan as current, which would cause the Company to be out of compliance with another financial covenant included in its inventory flooring facility with Textron Financial Corporation as discussed in note 8 to the condensed consolidated financial statements.

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

      Future maturities of long-term debt as of December 31, 2004 are as follows:

      Date                      Amount
      ----                      ------

June 30, 2005             $     2,415,556
June 30, 2006                     800,588
June 30, 2007                   2,478,356
June 30, 2008                      49,900
June 30, 2009                      53,800
Thereafter                        640,700
                          ---------------
     Total                $     6,438,900
                          ===============

NOTE 7. DEBT FORGIVENESS

      On February 5, 2004, the Company filed suit in Superior Court, Orange County, California, against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions of such defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved as a result of such wrongful actions. In May and August 2004, the court issued an entry of default judgment in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing for final determination of the above action. On November 24, 2004, the court entered a judgment in the approximate amount of $8 million in favor of the Company. The Company offset approximately $2,847,000 of obligations it allegedly owed to the defendants against the judgment and recognized debt forgiveness income. Because of the uncertainty of collecting the balance of the judgment or approximately $5.1 million, we have not recorded this receivable and income in the December 31, 2004 financial statements. Additional debt forgiveness income will be recorded in the period or periods in which collection or seizure of assets is made.


NOTE 8. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

      In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron. The credit facility is guaranteed by PMIC, PMIGA, LW, two shareholders/officers of the Company, FNC and Lea, and may be discontinued by Textron at any time at its sole discretion. Under the agreement, the Company granted Textron a first priority lien on all of its corporate assets. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (11.25% at December 31, 2004). The Company is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of the Company's eligible accounts receivable and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. The Company is also required to maintain $255,000 in a restricted account as a pledge to Textron. This amount has been reflected as restricted cash in the condensed consolidated financial statements. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. Beginning on September 30, 2003 and through December 31, 2004, the Company was out of compliance with the maximum leverage ratio covenant and the minimum tangible capital funds covenant for which waivers have been obtained through December 31, 2004. Based on the Company's anticipated future results, it is probable that the Company will continue to be out of compliance with certain of these covenants. If this was to occur and a waiver for the violation cannot be obtained, Textron might terminate the credit facility and accelerate the loan payments. Upon termination, there is no assurance that the Company would have the funding necessary to finance its future inventory purchases at levels necessary to achieve profitability. As of December 31, 2004, the outstanding balance of this loan was $2,243,100, which is classified as a current liability on the accompanying consolidated balance sheet.

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 9. CONVERTIBLE DEBENTURES

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

      The 10% convertible debentures contain a beneficial conversion feature computed at its intrinsic value, which is equal to the difference between the conversion price of the debentures and the fair market value, at the date of issuance of the debentures, of the shares of common stock issuable upon conversion of the debentures, multiplied by the number of shares into which the debentures are convertible at the commitment date. The amount attributable to the beneficial conversion feature of $250,000 is recorded as a discount on the debt and accreted over a 24-month period as interest expense in accordance with EITF 00-27. For the six months ended December 31, 2004 the Company accreted $36,917 of debt discount as interest expense.

      On November 22, 2004, the outstanding 10% secured convertible debentures in the amount of $187,500 plus accrued interest of $40,588 held by Cornell Capital Partners, L.P. matured.

      On November 22, 2004 and December 27, 2004, Cornell Capital Partners, L.P. elected to convert, at $.001 per share, $10,000 and $100,000 of principal and $2,000 of accrued interest, respectively, into 112,000,000 shares of common stock. At December 31, 2004, $77,500 of principal and $38,588 of accrued interest remain outstanding and in default.

      On February 11, 2005, Cornell Capital Partners, L.P. indicated their intention to convert the balance of the convertible note, in the amount of $77,500 of principal and $38,588 of accrued interest, at $.001 per share, into 116,088,000 shares of common stock. Upon conversion, the Company's obligations under the Debenture will be satisfied in full.

NOTE 10. PURCHASE OF PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES

      On December 30, 2004, we completed the acquisition of 6,454,300 shares of the common stock of Pacific Magtron International Corp. (the "PMIC Shares") for the aggregate purchase price of $500,000 from Theodore S. Li and Hui Cynthia Lee (collectively, the "Stockholders") pursuant to the terms of a Stock Purchase Agreement, dated December 10, 2004, among the Company, Mr. Li and Ms. Lee (the "Stock Purchase Agreement"). The PMIC Shares represent 61.56% of the currently issued and outstanding common stock of Pacific Magtron International Corp. ("PMIC"). PMIC is primarily engaged in the business of distributing computer peripheral products, such as components and multimedia and systems networking products, through its wholly owned subsidiaries. PMIC's common stock trades on the Over the Counter Bulletin Board, and separately files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

      The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141. This acquisition expands the Company's business into a vertically integrated technology and service business to the consumer electronics industry. PMIC employs approximately 60 people in California and Georgia and has annual sales of approximately $70 million. Under the terms of the Stock Purchase Agreement, the Company paid the purchase price for the PMIC Shares by delivering two convertible promissory notes (the "Notes") in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively. The Notes will mature on December 29, 2005 and no principal or interest payments will be required prior to such date. The Notes bear interest at 6.0% per annum. Upon the occurrence and during the continuation of any Event of Default (as specified in the Notes), the interest rate will increase to 10.0% per annum and the holders of the Notes may declare the principal amount of the Notes and all accrued and unpaid interest thereon to be immediately due and payable. The Company will be able to redeem all or a portion of Mr. Li's Note on or prior to the maturity date at 110.0% of the principal amount redeemed, plus all accrued and unpaid interest thereon. The Company will be able to redeem all or a portion of Ms. Lee's Note prior to six months following the Closing at 105.0% of the principal amount redeemed or thereafter prior to the maturity date at 110.0% of the principal amount redeemed, in each case, plus all accrued and unpaid interest thereon. The holders of the Notes, at their option, may convert, at any time and from time to time, until payment in full of all amounts due and owing under their Note, any unpaid principal amount of their Note into shares of common stock of the Company at a conversion price per share of $0.01. If the full original principal amount of the Notes were converted, this would result in the issuance of an aggregate of 50,000,000 shares of the Company's common stock to the Stockholders. The conversion ratio is subject to customary adjustments for stock splits, reverse stock splits and other recapitalizations effected by the Company. The Company currently expects to use funds out of working capital to repay any and all amounts due and owing under the Notes. The Company's payment obligations under the Notes (the "Obligations") are secured by the PMIC Shares pursuant to a Custodial and Stock Pledge Agreement, dated December 30, 2004, among the Company, the Stockholders and Quarles & Brady Streich Lang LLP, as custodian (the "Pledge Agreement").

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

      Unless and until an Event of Default under the Notes shall have occurred, the Company shall be entitled to exercise all voting and other corporate rights in respect of the PMIC Shares (except for the right to receive dividends and distributions payable in kind, which are to be delivered to the custodian), including, without limitation, all rights and privileges of conversion, exchange and subscription, as though the Company were the absolute owner of the PMIC Shares, subject to the pledge in the Pledge Agreement. Notwithstanding the foregoing, the Company has agreed that it will not vote any of the PMIC Shares in any way inconsistent with the provisions or intent of the Pledge Agreement. All rights of the Company to vote and give consents, waivers and ratifications, and to convert, exchange or subscribe (collectively referred to as the "Corporate Rights"), shall cease if an Event of Default shall occur. If an Event of Default shall occur, whether or not the PMIC Shares shall have been registered in the Stockholders' names, the Stockholders then shall have the right to exercise all Corporate Rights with respect to the PMIC Shares.

      We acquired all of the operating assets, tangible and intangible property, rights and licenses, goodwill and business of PMIC, for a total purchase price of $500,000 consisting of a one year 6% secured note. The Company also incurred $88,834 of capitalized transaction costs for a total acquisition cost of $588,834.

      This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The Company acquired total assets valued at $11,798,000and assumed liabilities of $11,207,000. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill in the amount of $225,000. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142.

      The purchase price allocation recorded for the acquisition of the assets and liabilities assumed of PMIC is as follows:

                                                    (in thousands)
Cash                                                   $    614
Restricted Cash                                             435
Accounts receivables, net                                 3,802
Inventory                                                 2,760
Prepaid expenses and other assets                           196
Building and equipment                                    3,991

Total assets                                           $ 11,798

Liabilities assumed:

Accounts payable & accrued expenses                       5,757
Floor plan inventory loan                                 2,243
Notes payable                                             3,205
Other current liabilities                                     9

Total liabilities assumed                              $ 11,207

Excess of assets acquired over liabilities assumed          591
Minority interest                                          (227)
Purchase price                                              589
                                                       --------

Goodwill                                               $    225
                                                       ========

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

      The following unaudited pro forma consolidated results of operations are presented as if the acquisition of PMIC had been made at the beginning of the periods presented:

                               Three Months Ended                 Six Months Ended                  Fiscal Year Ended
                        -----------------------------     -----------------------------      ------------------------------

                          12/31/04         12/31/03         12/31/04         12/31/03           6/30/04           6/30/03
                        ------------     ------------     ------------     ------------      ------------      ------------
Net sales               $ 17,030,019     $ 19,715,500     $ 35,938,703     $ 39,229,600      $ 72,079,000      $ 74,985,000
Net income (loss)          2,646,480          265,721        2,357,880         (326,641)         (658,000)       (4,766,000)
Basic and diluted
   earnings (loss)
   per common stock     $      .0013     $        .00     $      .0012     $        .00      $       (.00)     $       (.03)

      The following unaudited pro forma consolidated balance sheet as of June 30, 2004, is presented as if the acquisition of Pacific Magtron International Corp. had been made at the beginning of the fiscal year ended June 30, 2004:

                    Proforma Consolidated Balance Sheet Data
                               as of June 30, 2004
                                 (in thousands)

Cash and cash equivalents                        $ 1,807
Restricted cash                                      435
Accounts receivable, net                           4,203
Inventory                                          3,110
Other receivables and prepaid expenses               253
  Total Current Assets                             9,808

Property and equipment, net                        4,100
Other assets                                       3,218
Excess of purchase price over fair market
  value of acquired assets                         2,611
  Total Assets                                   $19,737

Accounts payable and accrued expenses              5,953
Notes and loans payable, current portion           3,711
Floor plan inventory loan                          2,243
Other current liabilities                            390
  Total Current Liabilities                       12,297

Notes payable, less current portion                5,379

Stockholders' Equity                             $ 2,061

  Total Liabilities and Stockholders' Equity     $19,737
                                                 =======

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

      The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

NOTE 11. STOCKHOLDERS' EQUITY

Stock Issued For Note Payable To Cornell Capital Partners, L.P.

      During the six months ended December 31, 2004, the Company issued 172,881,526 shares of common stock in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

Stock Issued For Convertible Debt

      During the six months ended December 31, 2004, the Company issued 12,000,000 shares of common stock valued at $12,000 in partial repayment of principal and accrued interest on the 10% secured convertible debt.

Common Stock To Be Issued

      During the six months ended December 31, 2004, the convertible debenture holder elected to convert $100,000 of principal on the 10% secured convertible debenture into 100,000,000 shares of common stock. At December 31, 2004, such shares have not been issued.


NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Matters

      The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2004, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      On February 5, 2004, the Company filed suit in Superior Court, Orange County, California, against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions of such defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved as a result of such wrongful actions. In May and August 2004, the court issued an entry of default judgment in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing for final determination of the above action, and on November 24, 2004, the court entered judgment in the approximate amount of $8 million in favor of the Company.

Employment Agreements

      On December 30, 2004, we entered into an employment agreement with each of Mr. Ted Li and Ms. Cynthia Lee pursuant to which Mr. Li and Ms. Lee are to be employed by PMIC. Unless terminated sooner, the initial term of Mr. Li's Employment Agreement expires on the three-year anniversary of the closing, and the initial term of Ms. Lee's Employment Agreement expires on the two-year anniversary of the closing. The employment agreements also contain non-compete provisions for a period of two years post termination. Either employment agreement may be terminated by the Company at any time upon thirty days prior written notice. In addition, Mr. Li or Ms. Lee, as the case may be, may terminate their employment agreement immediately for any reason or for "Good Reason" (as defined in each Employment Agreement). In the event of termination without cause (as defined in each Employment Agreement) or for Good Reason, Mr. Li or Ms. Lee, as the case may be, shall receive, in addition to accrued, but unpaid compensation and other benefits, six months severance.

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

      Under the terms of each Employment Agreement, each of Mr. Li and Ms. Lee shall receive a signing bonus of $225,000 within thirty days of the closing. The Employment Agreements also contemplate an annual salary of not less than $120,000 and other bonus and earn-out provisions, which may be paid in shares of common stock of the Company. While any bonus paid in Company common stock will be at the discretion of the Compensation Committee of the Company's Board of Directors, the earn-out provisions are set forth in the Employment Agreements and are based on achievement of certain financial milestones by certain operating subsidiaries of PMIC. Under the earn-out provisions, Mr. Li and Ms. Lee may earn the right to receive up to 66,666,666 shares and 33,333,333 shares of the Company's common stock, respectively, which share amounts are subject to adjustment for any stock splits or other recapitalizations effected by the Company; provided that, the percentage of the outstanding common stock that Mr. Li or Ms. Lee would have had the right to receive prior to the adjustment shall not be changed by any such adjustment. Upon earning any earn-out shares, the shares will be placed in escrow pursuant to the terms of an Escrow Agreement entered into among the Company, Mr. Li and Ms. Lee at Closing. In the event that Mr. Li's or Ms. Lee's employment is terminated for "cause" (as defined in the applicable Employment Agreement) prior to the expiration of the initial term of the Employment Agreement all of the earn-out shares earned or to be earned by Mr. Li or Ms. Lee, as applicable, will be forfeited. If, however, Mr. Li's or Ms. Lee's employment is terminated for reasons other than "cause" prior to the expiration of the initial term of the applicable Employment Agreement, Mr. Li and Ms. Lee, as the case may be, will be entitled to receive any of the earn-out shares earned and placed in escrow prior to such termination. Upon release from escrow, the holders of earn-out shares will have certain rights to request the Company to register the shares for resale under the Securities Act of 1933, as amended (the "Securities Act").

NOTE 13. GOING CONCERN

      The Company's condensed consolidated financial statements for the six months ended December 31, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company's negative cash flow from operations of $201,477 and working capital deficiency of $2,398,437 as of December 31, 2004, raise substantial doubt about its ability to continue as a going concern.

      The ability of the Company to continue as a going concern is dependent on the Company's ability to resolve liquidity problems by generating sufficient operating profits to provide an additional source of working capital. On February 11, 2005, the Company's partnership interest was redeemed, entitling the Company to receive $800,000 in cash and reducing our current liabilities by $1,725,000.

      The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 14. SUBSEQUENT EVENTS

      On January 31, 2005, the Managing Member of Yorkville Advisors Management, LLC, announced that the partnership will begin winding up its affairs and is expected to dissolve later this year. Subsequently, on February 11, 2005, the Company's partnership interest in Yorkville Advisors Management, LLC was redeemed in full for $2,625,000.

      The Company used $1,825,000 of redemption proceeds to reduce its outstanding short-term obligation to Cornell Capital Partners, L.P. from $2,000,000 to $275,000, after paying extension and legal fees of $100,000. The promissory note was extended to June 30, 2005 and shall bear interest at a rate of 10% commencing February 10, 2005. Previously, the promissory note was non-interest bearing. The Company will receive $800,000 of cash proceeds from the redemption.

      On February 11, 2005, Cornell Capital Partners, L.P has indicated their intent to convert the balance of the convertible note, in the amount of $77,500 of principal and $38,588 of accrued interest, at $.001 per share, into 116,088,000 shares of common stock.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three and six-month periods ended December 31, 2004 and 2003. The discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 (the "2004 10-KSB"), the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 - Financial Information - in this Report on Form 10-QSB and the information discussed in the 2004 10-KSB under Risk Factors. Unless the context otherwise requires, all references herein to the "Company" refer to Advanced Communications Technologies, Inc. and its subsidiaries. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

      In the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q, words such as "estimates," "expects," "anticipates," "believes," "intends," "will," "seek" and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties.

GENERAL

      We  are a  publicly  traded  New  York  City-based  vertically  integrated technology and services holding company that, through our majority owned subsidiary, Pacific Magtron International Corp. (PMIC), distributes hardware components, computer systems and software products, and through our wholly owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), provides board-level repair of technical products to third party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management for office equipment, fax machines, printers, scanners, laptop computers, monitors, multi-function units, including high-end consumer electronics such as PDAs and digital cameras. Additionally, through our wholly owned investment subsidiary Hudson Street Investments, Inc. ("Hudson Street"), we have made, and seek to make, strategic minority investments in both public and private companies.

      On December 30, 2004, we completed the acquisition of 6,454,300 shares of the common stock of PMIC (the "PMIC Shares") from Theodore S. Li and Hui Cynthia Lee pursuant to the terms of a Stock Purchase Agreement, dated December 10, 2004, among the Company, Mr. Li and Ms. Lee. The PMIC Shares represent 61.56% of the currently issued and outstanding common stock of PMIC. PMIC is primarily engaged in the business of distributing computer peripheral products, such as components and multimedia and systems networking products, through its wholly owned operating subsidiaries. PMIC's common stock trades on the Over the Counter Bulletin Board, and PMIC files separate periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

      We focus on high growth-potential businesses through our wholly and majority owned operating subsidiaries in the technology services industry and our strategic investments in diverse industries. Through our wholly owned subsidiary and principal operating unit, Encompass, we own Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"), which Encompass acquired on June 3, 2004. Cyber-Test is an electronic equipment repair company based in Longwood, Florida, and is our core operating business.

      Through our majority owned subsidiary, PMIC, we import and distribute computer accessories, parts and components. Additionally, through our wholly-owned subsidiary, Hudson Street, an investment vehicle, we owned a minority interest in Yorkville Advisors Management, LLC ("Yorkville Advisors"), an investment management limited liability company, until February 2005 when our ownership interest was redeemed, and through our wholly-owned subsidiary,
SpectruCell,   Inc.,  we  hold  the  North  and  South  American  marketing  and distribution rights, which we acquired in 1999, to SpectruCell, an in-development software-defined, radio-based wireless technology.

--------------------------------------------------------------------------------

      Through our wholly and majority owned subsidiaries, we specialize in the import and wholesale distribution of computer accessories, parts and components and in the repair of computer peripheral products and other electronic equipment, and seek to make strategic minority investments in privately held companies in diverse industries.

      We intend to continue to pursue the acquisition of, and investment in, technology and/or brand differentiated companies with significant growth-potential that complement our expansion plan of providing an integrated life cycle service for the consumer electronics industry. We seek to make the process of growth, through both organic and inorganic means, a core competency of each company that we acquire or in which we invest.

      We have three principal means of diversifying our business, each of which is designed to give shareholders a strong value driver. Encompass, our principal operating subsidiary, intends to acquire synergistic companies in the technologies and services arena so that it becomes a vertically integrated distribution, service and Internet based solutions provider. PMIC is an importer and wholesale distributor of computer components, accessories and systems and operates as the distribution engine for Encompass. Until February 2005, Hudson Street was a minority partner in the management firm of an institutional investment company and intends to continue to seek opportunities to make minority investments in publicly and privately held companies in technology and other diverse industries. The Company itself also seeks to make minority investments in technology specific or highly differentiated companies with significant growth-potential. Although we believe we can continue to grow through strategic acquisitions and investments, there is no guarantee as to when, if ever, we would complete such strategic acquisitions or investments. Additionally, in the event we consummate an acquisition or investment, there is no guarantee such acquisition would be successful or such investment would be profitable for the Company.

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

      PMIC's inventories, consisting primarily of finished goods, are stated at the lower of cost (moving weighted average method) or market. The Company regularly reviews inventory turnover and quantities on hand for excess, slowing moving and obsolete inventory based primarily on our estimated forecast of product demand. Excess, obsolete and slow-moving inventory items, including items that have no purchase and sales activities for more than one year, are written down to their net realizable values. Due to a relatively high inventory turnover rate and the inclusion of provisions in the vendor agreements common to industry practice that provide us price protection or credits for declines in inventory value and the right to return certain unsold inventory, we believe that our risk for a decrease in inventory value is minimized. No assurance can be given, however, that we can continue to turn over our inventory as quickly in the future or that we can negotiate such provisions in each of our vendor contracts or that such industry practice will continue.

--------------------------------------------------------------------------------

Property and Equipment

      Property and equipment are stated at cost. Assets are depreciated using the straight-line method for both financial statement and tax purposes based on the following estimated useful lives:

            Building and leasehold improvements             15 to 40 years
            Machinery and equipment                         3 to 7 years
            Furniture and fixtures                          5 to 7 years
            Automobiles                                     5 years
            Software                                        3 years

            Maintenance and repairs are charged to expense when incurred.

Warranty Reserve

      Refurbished peripheral computer equipment sold to customers and the repair of customer owned equipment is guaranteed for a period of ninety (90) days and the repair of circuit boards for a period of twelve (12) months. Any defective refurbished equipment is replaced free of charge and customer owned equipment is repaired without charge during the warranty period. We provide a reserve for warranty repairs based on historical failure rates and the estimated cost to repair.

Fair Value Of Financial Instruments

      The carrying amounts of the Company's cash, accounts receivable, accounts payable, accrued liabilities, debentures, and loans payable approximate fair value due to the relatively short period to maturity for these instruments. The fair value of PMIC's long-term debt and floor plan inventory loan is estimated based on current interest rates available to PMIC for debt instruments with similar terms and remaining maturities.

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

      PMIC grants credit to its customers only after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. Generally, our allowance for doubtful accounts includes receivables past due over 90 days, returned checks and an estimated percentage of the receivables currently due. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control. In addition, it is uncertain as to the continuing availability of cost-efficient credit insurance. We are unable to project the future trend of our bad debt expense.

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

--------------------------------------------------------------------------------

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

Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the six months ended December 31, 2004, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

Business Segments

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". During the six months ended December 31, 2004, the Company operated in one segment and therefore segment information is not presented.

      Management has determined that it is not meaningful to provide geographic segment disclosures for revenues and long-lived assets because the Company performs services for and generates revenue from customers throughout the U.S.

Revenue Recognition

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the quarter ended December 31, 2004.

--------------------------------------------------------------------------------

      The Company's majority owned subsidiary, PMIC, recognizes sales of computer and related products upon shipment, when the customer takes ownership and assumes risk of loss, provided no significant obligations remain and collectibility is probable. A provision for estimated product returns is established at the time of sale based upon historical return rates, which have typically been insignificant, adjusted for current economic conditions. The Company generally does not provide volume discounts or rebates to its resale customers.

Investment In Unconsolidated Partnership

      The Company accounts for its investment in an unconsolidated partnership under the equity method of accounting, as the Company does not have any management control over this entity. This investment was recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions.

Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

Results of Operations-Comparison of the Three Months Ended December 31, 2004 to the Three Months Ended December 31, 2003

Overall Results of Operations

      For the three months ended December 31, 2004, we generated net income of $2,719,244, which was a $2,268,843 increase from net income of $450,401 for the comparable period in the prior year.

      The substantial increase in net income for the three months ended December 31, 2004 over the comparative period was a result of the Company generating $2,847,511 of forgiveness of debt income due to the judgment we obtained against our former CEO and related entities.

Summary of Results of Operations

                                               Three Months Ended
                                                  December 31,
                                          ----------------------------   Period to Period
                                              2004             2003          % Change
                                          -----------      -----------      -----------
Net income from Cyber-Test operations     $    61,701      $        --               --
Net income from investments                   170,000               --               --
Parent company and Encompass overhead        (333,767)        (245,696)              36%
Net interest expense                          (26,201)         (37,730)             (31%)
Forgiveness of debt                         2,847,511          733,827              288%
                                          -----------      -----------      -----------
Net income                                $ 2,719,244      $   450,401              504%
                                          ===========      ===========      ===========

--------------------------------------------------------------------------------

Overview of Second Quarter Results

      For the three months ended December 31, 2004, we recorded $1,709,919 of sales relating to the repair, service and warranty and exchange of various office equipment such as facsimile machines, printers and scanners and computer peripheral products such as PDAs, laptop computers, monitors and multi-functional units. A gross profit of $598,372 or 35% of sales for the quarter was realized after deducting cost of sales in the amount of $1,111,547. For the three months ended December 31, 2004, Cyber-Test generated a net profit from operations of $61,701 or 3.6% of sales, which is consistent with the last quarter of the calendar year being the slowest in Cyber-Test's business cycle.

      For the three months ended December 31, 2004, we reported an overall loss from operations of $272,066 because of consolidated overhead costs at the parent and Encompass levels versus a $245,696 loss for the three months ended December 31, 2003. Overhead costs for the three months ended December 31, 2004 amounted to $870,438 and include $109,267 of professional fees and costs, $76,746 of amortization of deferred compensation and depreciation and $684,425 of general and administrative costs. Our overall loss from operations was offset by $170,000 of other investment income from our investment in Yorkville Advisors through Hudson Street and $2,847,511 of forgiveness of debt income in connection with the judgment that we obtained against our former CEO and related entities. Overall net income of $2,719,244 for the three months ended December 31, 2004 was 504% greater than our overall net income of $450,401 for the comparative three-month period ended December 31, 2003.

Revenue

      Revenue for the three months ended December 31, 2004 was $1,709,919 and was entirely attributable to Cyber-Test's operations. We did not recognize any revenue for the three months ended December 31, 2003. All revenue from Cyber-Test's operations was from the repair and service of office equipment and computer peripheral products, extended warranty sales and the sale of computer parts and accessories.

Cost of Sales

      Our cost of sales during the three months ended December 31, 2004 was $1,111,547 and was comprised principally of purchased supplies and parts in the amount of $309,696, direct labor costs of $311,373 and freight and shipping expense in the amount of $171,447.

Gross Profit

      Gross profit was 35% of gross sales from Cyber-Test's operations for the three months ended December 31, 2004, which resulted in an operating income margin of 3.6% of sales. Our gross profit percentage decreased from a first quarter margin of 7.2% of sales due to the last quarter traditionally being the slowest of the calendar year. Also contributing to the slight decrease in gross profit percentage was a steady change in our product mix as the repair and service of PDAs and laptops are increased as a percentage of revenue, which services have lower gross margins.

Operating Expenses

      Total operating expenses for the three months ended December 31, 2004 and 2003 were $870,438 and $245,696, respectively, representing a $624,742 or 254% increase for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. This increase was primarily attributable to an increase in selling, general and administrative costs of $668,131 to $684,425 from $16,294 due to the addition of the Encompass and Cyber-Test operations.

      Depreciation and amortization expense for the three months ended December 31, 2004 decreased by $30,129 to $76,746 from $106,875 for the three months ended December 31, 2003 due to deferred commitment fees and financing costs being fully amortized in fiscal year 2004 and the quarterly amortization of deferred compensation for the three months ended December 31, 2004 in the amount of $62,500.

      Other general and administrative expenses amounted to $684,425 for the three months ended December 31, 2004, which was a $668,131 increase from the comparative prior period due principally to Cyber-Test operating business overhead during the quarter ended December 31, 2004. Such overhead expenses include the overhead operation and cost associated with employing approximately 100 employees and operating a 29,000 square foot office and warehouse facility. The following is a breakdown of the components of other selling, general and administrative costs:

--------------------------------------------------------------------------------

                                      Three Months Ended
                                         December 31,
                                   ---------------------   Period to Period
                                     2004         2003        % Change
                                   --------     --------      --------
Salaries and wages                 $373,000     $     --            --
Building facilities expense          77,820           --            --
Payroll and Unemployment taxes       23,025           --            --
Telephone and utilities              27,243           --            --
Marketing and Promotion              20,198           --            --
Other SG&A costs                    163,139       16,294           901%
                                   --------     --------      --------
                                   $684,425     $ 16,294         1,707%
                                   ========     ========      ========

Other Income (Expense)

      During the three months ended December 31, 2004, we realized $2,991,310 of net other income due to $2,847,511 of forgiveness of debt income, and $170,000 of partnership income from our investment in Yorkville Advisors. This income was offset, in part by, net interest expense of $26,201.

      During the three months ended December 31, 2003, the Company incurred interest expense of $37,730 that was attributable to an aggregate of $14,292 of accrued interest on the Company's 10% Secured Convertible Debenture dated November 22, 2002, held by Cornell Capital (the "10% Debenture"), the Company's 5% Convertible Debenture (the "5% Debenture") and the Company's 8% Note Payable (the "8% Note") and $23,438 of debt discount expense treated as interest attributable to the beneficial conversion feature of the 10% Debenture. Forgiveness of debt income of $733,827 for the three months ended December 31, 2003 was attributable to the favorable settlement of a majority of the Company's accounts payable and accrued expenses in the amount of $648,455 and the forgiveness of interest expense in the amount of $85,372 by certain holders of the 5% Debenture.

      Overall net interest expense decreased by $11,529 to $26,201 for the three months ended December 31, 2004 from $37,730 for the three months ended December 31, 2003. This decrease was due primarily to the lower levels of interest bearing debt for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

Results of Operations-Comparison of the Six Months Ended December 31, 2004 to the Six Months Ended December 31, 2003

Overall Results of Operations

      The significant increase in net income of $2,419,177 from the prior comparative period is described below and is principally from $2,847,511 of forgiveness of debt income associated with the favorable judgment that we obtained against our former CEO and related entities. In addition, because we closed the PMIC acquisition on December 30, 2004, the results of our operations do not include PMIC's results of operations, which were negligible for our one-day of ownership during the six months ended December 13, 2004.

Summary of Results of Operations

                                                Six Months Ended
                                                   December 31,
                                          ----------------------------    Period to Period
                                             2004             2003            % Change
                                          -----------      -----------      -----------
Net income from Cyber-Test operations     $   192,778      $        --               --
Net income from investments                   385,233               --               --
Parent company and Encompass overhead        (761,809)        (459,614)              66%
Net interest expense                          (64,477)        (101,007)             (36%)
Forgiveness of debt                         2,847,511          740,680              284%
                                          -----------      -----------      -----------
Net income                                $ 2,599,236      $   180,059            1,344%
                                          ===========      ===========      ===========

--------------------------------------------------------------------------------

Overview of Six Months Results

      For the six months ended December 31, 2004, we realized net income of $2,599,236 compared with net income of $180,059 for the six months ended December 31, 2003, or a 1,344% increase. The six months ended December 31, 2004 includes two reporting periods reflecting Encompass' ownership of Cyber-Test`s operating business. During this period, Cyber-Test recorded $3,535,103 of sales relating to the repair, service and warranty and exchange of various office equipment, PDAs, laptop computers, monitors and multi-functional units. A gross profit of $1,272,128 or 36% of sales for the six-month period was realized after deducting cost of sales in the amount of $2,262,975. Cyber-Test's net profit from operations of $192,778 or 5.4% of sales was 25% less than the 7.2% net sales margin as compared with the first quarter. This reduction in net sales margin is a result of the seasonality of Cyber-Test's business as the last quarter of the calendar year is traditionally the slowest quarter of the year due to holidays and consumer buying habits.

      Sales margins for the six months also slightly decreased from 37% during the first quarter to 36% for the six months ended December 31, 2004. This slight decrease is due to a shift in product lines via the implementation of new PDA and laptop repair and service contracts that have slightly lower margins than the repair of our core products such as fax machines, printers and multifunction machines. With the advent of these new repair and services contracts, a gradual but steady change in our product mix will reduce overall gross margins. However, while overall gross margins will slightly decrease, it is expected that our overall net income, as a percentage of sales, will increase due to the higher profit element inherent in the laptop, PDA product mix.

      For the six months ended December 31, 2004, we reported an overall loss from operations of $569,031 because of consolidated corporate overhead costs at the parent and Encompass levels versus a $459,614 loss from operations for the six months ended December 31, 2003. These overhead costs amounted to $1,841,159 and include $321,426 of professional fees and costs, $147,052 of amortization of deferred compensation and depreciation and $1,372,681 of general and administrative costs. Our overall loss from operations was offset by $385,233 of other investment income from our investment in Yorkville Advisors through Hudson Street and $2,847,511 of forgiveness debt income.

Revenue

      Revenue for the six months ended December 31, 2004, was $3,535,103 and was entirely attributable to Cyber-Test's operations. We did not recognize any revenue for the six months ended December 31, 2003. All revenue from Cyber-Test's operations was from the repair and service of office equipment and computer peripheral products, extended warranty sales and the sale of computer parts and accessories.

Cost of Sales

      Our cost of sales during the six months ended December 31, 2004, was $2,262,975 and was comprised principally of purchased supplies and parts in the amount of $309,696, direct labor costs of $313,373 and freight and shipping expense in the amount of $171,447.

Gross Profit

      Gross profit was 36% of gross sales from Cyber-Test's operations for the six months ended December 31, 2004, which resulted in an operating income margin of 5.5% of sales. Our gross profit percentage decreased slightly from the first quarter due to the last quarter traditionally being the slowest of the calendar year. Also contributing to the slight decrease in gross profit percentage was a steady change in our product mix as the repair and service of PDAs and laptops are increasing as a percentage of revenue, which has a lower gross margin.

Operating Expenses

      Total operating expenses for the six months ended December 31, 2004 and 2003 were $1,841,159 and $459,614, respectively, representing a $1,381,545 or 300% increase for the six months ended December 31, 2004 as compared with the six months ended December 31, 2003. This increase was attributable to an increase in professional fees in the amount of $129,879 during the six months ended December 31, 2004 versus the same period in 2003 due to the increase in investment and acquisition activity during the six month period, as well as an increase in selling, general and administrative costs of $1,318,364 due to the addition of the Encompass and Cyber-Test operations.

      Depreciation and amortization expense for the six months ended December 31, 2004 decreased by $66,698, or 31%, to $147,052 from $213,750 for the six months ended December 31, 2003 due to deferred commitment fees and financing costs being fully amortized in fiscal year 2004 and the quarterly amortization of deferred compensation for the six months ended December 31, 2004 in the amount of $125,000.

--------------------------------------------------------------------------------

      Other general and administrative expenses amounted to $1,372,681 for the six months ended December 31, 2004, which is a $1,318,364 increase from the comparative prior period due principally to the addition of the Cyber-Test operating business overhead during the period. Such overhead expenses include the overhead operation and cost associated with employing approximately 100 employees and operating a 29,000 square foot office and warehouse facility. The following is a breakdown of the components of other selling, general and administrative costs:

                                                  Six Months Ended
                                                     December 31,
                                               -------------------------   Period to Period
                                                  2004           2003          % Change
                                               ----------     ----------      ----------
            Salaries and wages                 $  749,286     $       --              --
            Building facilities expense           154,521             --              --
            Payroll and Unemployment taxes         51,065             --              --
            Telephone and utilities                54,410             --              --
            Marketing and Promotion                44,790             --              --
            Other SG&A costs                      318,609         54,317             487%
                                               ----------     ----------      ----------
                                               $1,372,681     $   54,317           2,427%
                                               ==========     ==========      ==========

Other Income (Expenses)

      During the six months ended December 31, 2004, we realized $3,168,267 of net other income due to the favorable results of our investment in Yorkville Advisors, which generated $385,233 of income during the six months ended December 31, 2004, and $2,847,5711 of debt forgiveness income resulting from the favorable judgment against our former CEO and related entities that allowed us to discharge these obligations. These items of income were offset, in part, by net interest expense of $64,477 inclusive of $29,572 of accrued interest on our notes payable and $36,977 of debt discount expense, net of $2,072 of interest income.

      Interest expense incurred for the six months ended December 31, 2003 was $101,077 and was attributable to $54,131 of accrued interest on the 10% Debenture, the Company's 5% Debenture and the 8% Note and $46,876 of debt discount expense treated as interest attributable to the beneficial conversion feature of the 10% Debenture. Forgiveness of debt income of $740,680 for the six months ended December 31, 2003 was attributable to the favorable settlement of a majority of the Company's accounts payable and accrued expenses at a substantial discount and the forgiveness of accrued interest by certain holders of the 5% Debenture.

      Overall net interest expense decreased by $36,600 to $64,477 for the six months ended December 31, 2004 from $101,077 compared to the six months ended December 31, 2003. This decrease was due primarily to the lower levels of interest bearing debt.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our acquisitions and investments principally with short-term borrowings through our Equity Line of Credit with Cornell Capital Partners, L.P. ("Cornell Capital") and cash received in exchange for the issuance of 4,200 shares of our Series A Convertible Preferred Stock to Cornell Capital. We have funded our ongoing operations through cash distributions received from (i) our investment in an investment management partnership, and
(ii) working capital generated by Cyber-Test, our core operating business. Our cash and cash equivalents totaled $1,376,917 at December 31, 2004.

      We are currently in the process of exploring various alternative sources of financing to reduce our reliance on the Equity Line of Credit with Cornell Capital and the dilutive effect such facility has on our stock price. We are also currently in discussions with Cornell Capital, banking institutions and other institutional investors to secure up to a $20 million acquisition debt facility to be used by us for the purpose of acquiring private and/or public companies in the technology and service industry that we believe will be accretive to our business. These discussions are in the preliminary stages. Although we intend to find alternative financing to our Equity Line of Credit, there can be no assurance that we will be able to find a lender or lenders that would provide us with financing at suitable rates of interest, if at all. In addition, there is no guarantee that we will be able to secure financing to permit us to pursue strategic acquisitions and investments.

--------------------------------------------------------------------------------

      During the six months ended December 31, 2004, we made advances under the Equity Line of Credit in the aggregate amount of $100,000 in exchange for issuing 172,881,526 shares of common stock to Cornell Capital. These advances were used to pay down our short-term note to Cornell Capital. Also during the six months ended December 31, 2004, Hudson Street received $280,000 of membership cash distributions from Yorkville Advisors. We believe that our existing sources of liquidity including cash resources, cash provided by operating activities and cash to be received from the redemption of our Yorkville Advisors membership interest will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. We do not anticipate making any further advances under the Equity Line of Credit.

      We had total liabilities of $15,154,409 as of December 31, 2004 versus $6,571,877 as of June 30, 2004. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                          Payments Due by Period (from December 31, 2004)
                                          ---------------------------------------------------------------------------
                                                               1             2-3              4-5          After 5
Contractual Obligations                      Total       Year or Less       Years            Years           Years
-----------------------                   -----------     -----------     -----------     -----------     -----------
Notes Payable                             $ 6,438,900     $ 2,415,556     $ 3,278,944     $   103,700     $   640,700
Floor Plan Inventory Loans                  2,243,100       2,243,100              --              --              --
Accounts Payable and Accrued Expenses       6,238,618       6,238,618              --              --              --
Other Current Liabilities                     233,791         233,791              --              --              --
                                          -----------     -----------     -----------     -----------     -----------
  Total Contractual Obligations           $15,154,409     $11,131,065     $ 3,278,944     $   103,700     $   640,700
                                          ===========     ===========     ===========     ===========     ===========

      During the six months ended December 31, 2004, the Company reduced its contractual obligations by $332,832 through cash payments. At December 31, 2004, we had a working capital deficiency of $2,398,437.

      On February 11, 2005, Hudson Street Investments, Inc. ("Hudson Street"), a wholly owned subsidiary of Advanced Communications Technologies, Inc. (the "Company"), became entitled to receive a distribution of $2,625,000 from Yorkville Advisors Management, LLC ("Yorkville") in exchange for all of Hudson Street's Preferential Rights Membership Interest in Yorkville, pursuant to the terms of Yorkville's Limited Liability Company Agreement, as amended. In connection with the above arrangements, the Company entered into a Letter Agreement, dated February 11, 2005, with Cornell Capital, whereby Cornell Capital agreed to extend and set the maturity date of a past-due non-interest bearing Promissory Note, in the original principal amount of $3,000,000, issued by the Company to Cornell Capital on January 23, 2004 (the "Cornell Capital Note"). In accordance with the terms of the Letter Agreement, the Company also agreed to use $1,725,000 of the distribution proceeds to be received by Hudson Street to repay a portion of the remaining $2,000,000 of principal outstanding under the Cornell Capital Note.

      The Letter Agreement also contemplates that Cornell Capital will convert $77,500 of outstanding principal of, plus $38,588 of accrued interest on, the 10% Debenture, into 116,088,000 shares of the Company's common stock. As of the date hereof, Cornell Capital has not exercised such conversion right; however, upon conversion, the Company's payment obligations under the10% Debenture will be satisfied in full.

      Below is a discussion of our sources and uses of funds for the six months ended December 31, 2004:

Overall Net Change In Cash Flow For The Six Months Ended December 31, 2004

      During the six months ended December 31, 2004, our cash increased by $183,747. This net increase in cash was due to the approximate $800,000 of net cash from investing activities (including $613,800 of cash from PMIC's operations) reduced by $201,477 of cash used in operations and $332,832 of cash used to repay short-term and installment notes.

Net Cash Used In Operating Activities

      Net cash used in operating activities was $201,477 for the six months ended December 31, 2004. The use of cash in operating activities for the six months ended December 31, 2004 was principally from corporate overhead expenses in excess of cash from operations. This cash shortfall was offset, in full, by $280,000 of cash received from investments. Net cash used in operating activities was $557,350 for the six months ended December 31, 2003 and was principally from a reduction in accounts payable in the amount of $303,143, and an increase in debt forgiveness income, offset by non-cash charges for depreciation and amortization, and debt discount expense.

--------------------------------------------------------------------------------

Net Cash From Investing Activities

      Cash provided from investing activities of $788,056 for the six months ended December 31, 2004 was attributable to $613,800 of cash from the consolidation of PMIC, $280,000 of cash distributions from our partnership investment offset by $14,126 for the purchase of fixed assets and the purchase of $91,618 of marketable investment securities in public and private companies. No cash was provided by or used in investing activities for the six months ended December 31, 2003.

Net Cash From (Used In) Financing Activities

      Net cash of $402,832 used in financing activities for the six months ended December 31, 2004 was for the repayment of our short-term note to Cornell Capital in the amount of $275,000, the repayment of the 8% installment note in the amount of $57,832 and an increase in restricted cash of $70,000. Net cash provided by financing activities in the amount of $591,294 for the six months ended December 31, 2003 was from proceeds on the issuance of common stock under our Equity Line of Credit offset by the repayment of short-term and installment notes.

Change In Net Assets

      As of and through December 31, 2004, the Company experienced material changes to its net assets from the six-month period ended June 30, 2004. During the six months ended December 31, 2004, the Company purchased a majority interest in the business and operating assets of PMIC. As a result of the PMIC acquisition, the Company acquired total assets of approximately $11,700,000, consisting principally of cash ($1,048,800), accounts receivable ($3,800,000), inventory ($2,800,000) and fixed assets ($3,900,000) and assumed $11,200,000 of liabilities, which consisted principally of accounts payable and accrued expenses, ($5,800,000), floor plan inventory loans ($2,200,000) and mortgages payable ($3,200,000). The Company also recorded goodwill in the amount of $225,000 associated with the PMIC acquisition. In addition, during this period, we discharged approximately $2,900,000 of obligations in connection with our California judgment resulting in $2,900,000 of forgiveness of debt income. The net effect of these transactions on the balance sheet was to increase our net assets by approximately $11,700,000 during the six months ended December 31, 2004.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

COMPANY QUARTERLY STOCK PRICE

Price Range of Common Stock

      Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of February 1, 2005, there were 2,016,247,731 common shares outstanding and approximately 550 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

      The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                             High Bid                Low Bid
                                             --------                -------

Fiscal Year 2005
Quarter Ended September 30, 2004            $  .00119               $  .0005
Quarter Ended December 31, 2004                  .002                 .00038

Fiscal Year 2004
Quarter Ended September 30, 2003            $    .007                $.00163
Quarter Ended December 31, 2003                .00363                 .00169
Quarter Ended March 31, 2004                    .0025                 .00131
Quarter Ended June 30, 2004                     .0015                 .00081

      Such market quotations reflect the inter-dealer prices as reflected by the OTCBB without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES

      As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were as of December 31, 2004 effective in timely alerting the appropriate persons to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, during the fiscal quarter ended December 31, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

--------------------------------------------------------------------------------

PART II

OTHER INFORMATION

      The statements in this quarterly report, Form 10-QSB, that are not historical constitute "forward-looking statements". Such forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performances or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as intends, plans, anticipates, should and believes.

ITEM 1. LEGAL PROCEEDINGS

      On February 5, 2004, the Company filed suit in Superior Court, Orange County, California, against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions of such defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved of as a result of such wrongful actions. In May and August 2004, the court issued an entry of default judgment in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing for final determination of the above action, and on November 24, 2004, the court entered judgment in the approximate amount of $8 million in favor of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On November 22, 2004, Cornell Capital converted $10,000 of principal of, and $2,000 of accrued interest on, the 10% Debenture, at $.001 per share, into 12,000,000 shares of our common stock. These shares were issued on November 30, 2004. We issued these shares relying upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended.

      On December 27, 2004, Cornell Capital elected to convert $100,000 of outstanding principal of the 10% Debenture, at $.001 per share, into 100,000,000 shares of common stock. At December 31, 2004, such shares were not yet issued and as of February 15, 2005, have not yet been issued pending the receipt of opinion of counsel for our stock transfer agent.

      On January 12, 2005, the Company's Board of Directors approved the issuance of 5,000,000 shares of restricted common stock to Hawk Associates valued at $.0016 per share, or $8,000 pursuant to the terms of Hawk Associates' service agreement with us. The shares were issued on February 4, 2005. We issued these shares relying upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On November 22, 2004, the remaining $187,500 of principal of, plus accrued interest of $40,588 on the 10% Debenture matured.

      On November 22, 2004 and December 27, 2004, Cornell Capital elected to convert $10,000 and $100,000, respectively, of principal and $2,000 of accrued interest on the 10% Debenture at $.001 per share, into 112,000,000 shares of common stock. The shares of common stock issuable as of November 22, 2004, have been issued. We issued these shares relying upon Rule 506 of Regulation D and
Section 18(b)(4)(D) of the Securities Act of 1933, as amended. The shares of common stock issuable at December 27, 2004, have not been issued pending the receipt of an opinion of counsel for our stock transfer agent. At December 31, 2004, $77,500 of principal and $38,588 of accrued interest remain outstanding on the 10% Debenture for which we were in default. On February 11, 2005, Cornell Capital indicated its intention to convert the balance of the 10% Debenture, in the amount of $77,500 of principal and $38,588 of accrued interest, at $.001 per share, into 116,088,000 shares of common stock. Upon conversion, the Company's payment obligations under the debenture will be satisfied in full.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

--------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

      On January 31, 2005, the Managing Member of Yorkville Advisors announced that the partnership will begin winding up its affairs and is expected to dissolve later this year. Subsequently, on February 11, 2005, the Company's membership interest in Yorkville Advisors was redeemed in full for $2,625,000.

      The Company used $1,825,000 of redemption proceeds to reduce its outstanding short-term obligation to Cornell Capital Partners, L.P. from $2,000,000 to $275,000, after paying extension and legal fees of $100,000. The promissory note was extended to June 30, 2005 and shall bear interest at a rate of 10% commencing February 10, 2005. Previously, the promissory note was non-interest bearing. The Company will receive $800,000 of cash proceeds from the redemption.

ITEM 6. EXHIBITS

      (a)   Exhibits.

Exhibit No.          Description                                             Location
-----------          -----------                                             --------
2.1                  Asset Purchase Agreement dated May 27, 2004, by and     Incorporated by reference to Exhibit 10.1 to
                     between Cyber-Test, Inc., a Delaware corporation and    the Company's Form 8-K filed with the SEC on
                     Cyber-Test, Inc., a Florida corporation.                June 3, 2004

2.2                  Stock Purchase Agreement, dated December 10, 2004, by   Incorporated by reference to Exhibit 2.1 to
                     and among the Company, Theodore S. Li and Hui Cynthia   the Company's Form 8-K filed with the SEC on
                     Lee                                                     December 14, 2004

3.1.1                Articles of Incorporation of Media Forum                Incorporated by reference to Exhibit 2.1 to
                     International, Inc.                                     the Company's Form S-8 filed with the SEC on
                                                                             February 9, 2000

3.1.2                Second Amendment to Articles of Incorporation of        Incorporated by reference to Exhibit 2.2 to
                     Telenetworx, Inc.                                       the Company's Form S-8 filed with the SEC on
                                                                             February 9, 2000

3.1.3                Third Amendment to Articles of Incorporation of Media   Incorporated by reference to Exhibit 2.3 to
                     Forum International, Inc.                               the Company's Form S-8 filed with the SEC on
                                                                             February 9, 2000

3.1.4                Fourth Amendment to Articles of Incorporation           Incorporated by reference to Exhibit 2.7 to
                                                                             the Form SB-2 filed with the SEC on March 5,
                                                                             2002

3.1.5                Fifth Amendment to Articles of Incorporation            Incorporated by reference to Exhibit 2.8 to
                                                                             the Form SB-2 filed with the SEC on July 16,
                                                                             2003

3.1.6                Sixth Amendment to Articles of Incorporation            Incorporated by reference to Exhibit 3.1.6
                                                                             the Company's Form 10-KSB filed with the SEC
                                                                             on November 3, 2004

3.1.7                Seventh Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 3.1.7
                                                                             the Company's Form 10-KSB filed with the SEC
                                                                             on November 3, 2004

3.2                  Bylaws of the Company                                   Incorporated by reference to Exhibit 2.4 to
                                                                             the Company's Form S-8 filed with the SEC on
                                                                             February 9, 2000

10.1                 6% Secured Convertible Promissory Note, dated           Incorporated by reference to Exhibit 2.4(i)
                     December 30, 2004, issued to Theodore S. Li.            to the Company's Form 8-K filed with the SEC
                                                                             on December 14, 2004

--------------------------------------------------------------------------------

Exhibit No.          Description                                             Location
-----------          -----------                                             --------
10.2                 6% Secured Convertible Promissory Note, dated           Incorporated by reference to Exhibit 2.4(i)
                     December 30, 2004, issued to Hui Cynthia Lee.           to the Company's Form 8-K filed with the SEC
                                                                             on December 14, 2004

10.3                 Custodial and Stock Pledge Agreement, dated December    Incorporated by reference to Exhibit 2.1 to
                     30, 2004, among Advanced Communications Technologies,   the Company's Form 8-K filed with the SEC on
                     Inc., Theodore S. Li and Hui Cynthia Lee, and Quarles   December 14, 2004
                     & Brady Streich Lang LLP.

10.4                 Employment Agreement, dated December 30, 2004, among    Incorporated by reference to Exhibit 5.9(a)
                     Pacific Magtron International Corp., Advanced           to the Company's Form 8-K filed with the SEC
                     Communications Technologies, Inc., Encompass Group      on December 14, 2004
                     Affiliates, Inc., and Theodore S. Li.

10.5                 Employment Agreement, dated December 30, 2004, among    Incorporated by reference to Exhibit 5.9(b)
                     Pacific Magtron International Corp., Advanced           to the Company's Form 8-K filed with the SEC
                     Communications Technologies, Inc., Encompass Group      on December 14, 2004
                     Affiliates, Inc., and Hui Cynthia Lee.

10.6                 Indemnity Agreement, dated December 30, 2004, among     Incorporated by reference to Exhibit 2.4(i)
                     Advanced Communications Technologies, Inc., Theodore    to the Company's Form 8-K filed with the SEC
                     S. Li and Hui Cynthia Lee.                              on December 14, 2004

31.1                 Certification by President and Chief Financial
                     Officer pursuant to Sarbanes-Oxley Section 302          Provided herewith

32.1                 Certification by President and Chief Financial
                     Officer pursuant to 18 U.S.C. Section 1350:             Provided herewith

--------------------------------------------------------------------------------

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.


                       By:    /s/ Wayne I. Danson
                       ------------------------------------------
                       Name:  Wayne I. Danson
                       Title: President (Principal Executive Officer), Chief
                              Financial Officer (Principal Accounting Officer)
                              and Director
                       Date:  February 22, 2005

--------------------------------------------------------------------------------