Form 10QSB
period 2005-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2005-05-24
CIK 1100820

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (check one)



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

                                 (212) 682-0244
                         (Registrant's telephone number)

   Check whether the registrant (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

 As of May 1, 2005, there were 2,121,247,731 shares of the registrant's no par value common stock issued and outstanding

            Transmittal Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

--------------------------------------------------------------------------------

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB

Part I-Financial Information

Item  1. Condensed Consolidated Financial Statements (Unaudited).

      Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and June 30, 2004

      Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2005 and 2004 (Unaudited)

      Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended March 31, 2005 (Unaudited)

      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2005 and 2004 (Unaudited)

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


                                        i
--------------------------------------------------------------------------------

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31, 2005 June 30, 2004
                                                                                     (Unaudited)
                                                                                    ------------    ------------
ASSETS
   Current Assets
     Cash and cash equivalents                                                      $  1,960,692    $  1,193,170
     Restricted cash                                                                     338,400              --
     Accounts receivable, net of allowance for doubtful accounts of $347,465
     and $8,914 at March 31, 2005 and June 30, 2004, respectively                      2,623,265         400,747
     Inventories                                                                         742,544         350,963
     Prepaid expenses and other current assets                                           293,817          81,863
     Assets from discontinued operations                                                 196,100              --
                                                                                    ------------    ------------
   Total Current Assets                                                                6,154,818       2,026,743
   Property and equipment, net of accumulated depreciation of $72,370 and $1,082
   as of March 31, 2005  and June 30, 2004, respectively                               4,055,767         165,434
   Other Assets
     Partnership Investment                                                                   --       2,774,999
     Licensed Intangibles and rights                                                     400,000         400,000
     Excess of purchase price over fair market value of assets acquired                2,916,155       2,611,055
     Other assets                                                                         28,600          18,108
                                                                                    ------------    ------------
   Total Other Assets                                                                  3,344,755       5,804,162
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $ 13,555,340    $  7,996,339
`                                                                               `   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Current Liabilities
     Current portion of notes payable                                               $  4,282,846    $  3,639,090
     Floor plan inventory loans                                                        1,069,800              --
     Accounts payable and accrued expenses                                             4,648,924         194,540
     Liabilities from discontinued Pacific Magtron operations                            198,300         390,780
                                                                                    ------------    ------------
   Total Current Liabilities                                                          10,199,870       4,224,410
   Notes and Loans Payable, less current portion                                         377,007       2,347,467
   Minority Interest                                                                          --              --
COMMITMENTS AND CONTINGENCIES                                                                 --              --
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 25,000 shares authorized:
     Series A convertible preferred stock, $.01 par value, 4,200 shares issued                42              42
     Series B convertible preferred stock, $.01 par value, 300 shares issued                   3               3
   Common stock, no par value, 5,000,000,000 shares authorized,
   2,121,247,731 and 1,994,365,845 shares issued and outstanding, respectively        28,958,881      28,745,253
   Additional paid in capital                                                          4,556,455       4,056,455
   Deferred commitment and equity financing fees, net of accumulated amortization        (25,000)       (135,432)
   Deferred compensation, net of amortization of $187,500                               (312,500)             --
   Accumulated deficit                                                               (30,199,418)    (31,241,859)
                                                                                    ------------    ------------
   Total Stockholders' Equity                                                          2,978,463       1,424,462
                                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 13,555,340    $  7,996,339
                                                                                    ============    ============

       See accompany notes to condensed consolidated financial statements


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                       MARCH 31,                            MARCH 31,
                                                          ------------------------------------------------------------------------
                                                                2005             2004                2005              2004
                                                          ------------------------------------------------------------------------
SALES                                                     $    11,400,814    $            --    $    14,935,917    $            --
COST OF SALES                                                  10,347,116                 --         12,610,091                 --
                                                          ------------------------------------------------------------------------
GROSS PROFIT                                                    1,053,698                 --          2,325,826                 --
                                                          ------------------------------------------------------------------------

OPERATING EXPENSES
     Depreciation and amortization                                216,296             13,125            363,348            226,875
     Professional and consulting fees                             261,505             64,369            557,931            255,916
     Other selling, general and administrative expenses         1,820,160              4,667          3,192,842             58,984
                                                          ------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                        2,297,961             82,161          4,114,121            541,775
                                                          ------------------------------------------------------------------------

Loss From Continuing Operations before Other Income
(Expense)                                                      (1,244,263)           (82,161)        (1,788,295)          (541,775)
                                                          ------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
     Forgiveness of debt                                               --             40,258          2,847,511            780,938
     Loss on partnership redemption                              (255,232)                --           (255,232)                --
     Distributable share of partnership income                         --            199,420            385,233            199,420
     Impairment of fixed
     assets                                                      (112,400)                --           (112,400)                --
     Other income, net                                             24,000                 --             24,000                 --
     Interest expense, net                                        (69,298)           (31,305)          (133,774)          (132,312)
                                                          ------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                                     (412,930)           208,373          2,755,338            848,046
                                                          ------------------------------------------------------------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS              $    (1,657,193)   $       126,212    $       967,043    $       306,271

LOSS FROM DISCONTINUED OPERATIONS                                (154,900)                --           (154,900)                --
                                                          ------------------------------------------------------------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                    $    (1,812,093)   $       126,212    $       812,143    $       306,271

MINORITY INTEREST                                                 230,298                 --            230,298                 --
                                                          ------------------------------------------------------------------------

NET INCOME (LOSS)                                         $    (1,581,795)   $       126,212    $     1,042,441    $       306,271
                                                          ========================================================================

Net loss per share-basic and dilutive                     $       (0.0008)   $        0.0001    $        0.0005    $        0.0004
                                                          ========================================================================

Weighted average number of shares
  outstanding during the period-basic and dilutive          2,052,636,620      1,464,270,779      2,019,114,104        810,439,193
                                                          ========================================================================

       See accompany notes to condensed consolidated financial statements


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                                 COMMON STOCK             PREFERRED STOCK    ADDITIONAL
                                         ------------------------------------------------     PAID IN       ACCUMULATED
                                           SHARES            AMOUNT       SHARES   AMOUNT     CAPITAL         DEFICIT
                                         ----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2004                 1,994,365,845    $ 28,745,253    4,500   $     45   $4,056,455     $(31,241,859)
                                         ----------------------------------------------------------------------------------
Reversal of escrowed stock
  issued to pay
short term debt                           (162,999,640)             --       --         --           --               --
Stock issued in partial
  payment of short term note               172,881,526         100,000       --         --           --               --
Stock issued in exchange for services        5,000,000           7,500       --         --           --               --
Deferred compensation                               --              --       --    500,000           --               --
Amortization of deferred
  compensation                                      --              --       --         --           --               --
Amortization of deferred
  commitment & financing fees                       --          (5,872)      --         --           --               --
Stock issued for convertible
  debt and accrued interest                112,000,000         112,000       --         --           --               --
Net income for the period                           --              --       --         --           --        1,042,441
                                         ----------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2005                2,121,247,731    $ 28,958,881    4,500   $     45   $4,556,455     $(30,199,418)
                                         ==================================================================================
                                           DEFFERED
                                         COMMITMENT AND
                                         EQUITY FINANCING     DEFERRED
                                             FEES           COMPENSATION      TOTAL
                                         ---------------------------------------------
BALANCE AT JUNE 30, 2004                    $ 135,432)      $      --       $1,424,462
                                         ---------------------------------------------
Reversal of escrowed stock
  issued to pay
short term debt                                    --              --               --
Stock issued in partial
  payment of short term note                       --              --          100,000
Stock issued in exchange for services              --              --            7,500
Deferred compensation                        (500,000)             --
Amortization of deferred
  compensation                                187,500         187,500
Amortization of deferred
  commitment & financing fees                 110,432              --          104,560
Stock issued for convertible
  debt and accrued interest                        --              --          112,000
Net income for the period                          --              --        1,042,441
                                         ---------------------------------------------

BALANCE AT MARCH 31, 2005                   $ (25,000)      $(312,500)      $2,978,463
                                         =============================================

       See accompany notes to condensed consolidated financial statements


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   FOR THE NINE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                   2005           2004
                                                                                -----------    -----------
CASH FLOWS FROM CONTINUING OPERATIONS:
Net income from continuing operations                                           $   967,043    $   306,271
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                     363,348        226,875
  Provision for doubtful accounts                                                    24,900             --
  Stock issued for services                                                           7,500          2,810
  Debt discount expense                                                              36,977         70,314
  Loss on asset impairment                                                          112,400             --
  Forgiveness of debt                                                            (2,847,511)      (780,938)
  Loss on partnership redemption                                                    255,232             --
  Distributive share of partnership income                                         (385,233)      (199,420)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Accounts receivables                                                            1,383,600             --
  Deferred Costs and other receivables                                               (7,170)            --
  Inventories                                                                     2,097,319             --
  Prepaid expense/security deposits                                                 (16,400)       (12,655)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                          (1,683,634)      (434,420)
  Interest payable                                                                   39,376         56,001
  Other                                                                               3,134             --
                                                                                -----------    -----------
Net cash provided by (used in) continuing operating activities                      350,879       (765,162)
                                                                                -----------    -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                        250,800             --

CASH FLOWS FROM INVESTING ACTIVITIES:
Partnership investment                                                                   --     (2,670,000)
Partnership distributions                                                           280,000        160,000
Proceeds from partnership redemption                                              2,625,000             --
Cash from consolidation of equity affiliate                                         543,800             --
Purchase of investment securities                                                   (91,618)            --
Purchase of fixed assets                                                           (174,821)            --
                                                                                -----------    -----------
Net cash flow provided by investing activities                                    3,182,361     (2,510,000)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash                                                         166,600             --
Decrease in Floor Plan Inventory loan                                            (1,173,300)            --
Proceeds from short term promissory note                                                 --      3,000,000
Proceeds from issuance of common stock, net                                              --      1,013,125
Repayment of short-term and installment notes                                    (2,062,396)      (592,831)
Repayment of mortgage notes                                                         (17,100)            --
Proceeds from capitalized lease                                                      69,678             --
                                                                                -----------    -----------
Net cash provided by (used in) financing activities                              (3,016,518)     3,420,294
                                                                                -----------    -----------

Net increase in cash                                                            $   767,522    $   145,132

Cash at beginning of period                                                       1,193,170         22,527
                                                                                -----------    -----------

CASH AT END OF PERIOD                                                           $ 1,960,692    $   167,659
                                                                                ===========    ===========

       See accompany notes to condensed consolidated financial statements


--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended March 31, 2005, the Company issued 172,881,526 shares of common stock in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

During the nine months ended March 31, 2004, the Company recorded $240,000 representing 85,714,285 shares of common stock to be issued for prior unpaid accrued professional fees.

On November 27, 2004 and December 27, 2004, the 10% secured convertible debenture holder elected to convert $12,000 and $100,000, respectively, of principal and accrued interest into 112,000,000 shares of common stock.

During the nine months ended March 31, 2005, the Company issued 5,000,000 shares valued at $7,500 for professional services rendered.


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)


NOTE  1. BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization

      Unless the context requires otherwise, "we", "us", "our" or the "Company" refers to Advanced Communications Technologies, Inc. and its wholly and majority owned subsidiaries on a consolidated basis.

      We are a publicly traded New York City-based technology and services holding company that, through our majority owned subsidiary, Pacific Magtron International Corp. ("PMIC"), distributes hardware components, computer systems and software products, and through our wholly owned subsidiary and principal operating unit Encompass Group Affiliates, Inc., provide board-level repair of technical products to third party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management for office equipment, fax machines, printers, scanners, laptop computers, monitors, multi-function units, including high-end consumer electronics such as PDAs and digital cameras. Additionally, through our wholly owned investment subsidiary Hudson Street Investments, Inc., we make strategic minority investments in both public and private companies.

      Cyber-Test, Inc., a subsidiary of Encompass Group Affiliates, operates as an independent service organization providing repair service for facsimile machines, printers, scanners, monitors, laptop computers, PDAs and multifunction units and other consumer electronics. The repairs are performed on entire machines and/or circuit boards. A 90-day warranty is given for all machine repairs and a one-year warranty for all circuit board repairs. Cyber-Test provides office equipment dealers, original manufacturers and third party warranty companies a turnkey alternative for additional revenue by providing repair service for their customers.

      Pacific Magtron, Inc.'s ("PMI") and Pacific Magtron International (GA), Inc.'s ("PMIGA"), subsidiaries of Pacific Magtron International, Inc ("PMIC"), principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. Live Warehouse, Inc. ("LWI") sells consumer computer products through the Internet and distributes certain computer products to resellers. On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LWI filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada, (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14326 LBR".

(B)   Financial Statement Presentation and Principles of Consolidation

      The condensed consolidated financial statements include the Company and all of its wholly and majority owned subsidiaries. The Company consolidates all majority owned and controlled subsidiaries, uses the equity method of accounting for investments in which the Company is able to exercise significant influence, and uses the cost method for all other investments. The Company's condensed consolidated financial statements include the consolidated financial results of PMIC, a majority owned and controlled company, and its wholly owned subsidiaries, PMI, PMIGA and LWI which have been prepared in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. PMIGA ceased operations in April 2005 and its results of operations and assets are shown in the condensed consolidated financial statements as discontinued operations.

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


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

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

(D)   Allowance For Doubtful Accounts

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

      PMIC grants credit to its customers only after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. Generally, PMIC's allowance for doubtful accounts includes receivables past due over 90 days, returned checks and an estimated percentage of the receivables currently due. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control. In addition, it is uncertain as to the continuing availability of cost-efficient credit insurance. We are unable to project the future trend of PMIC's bad debt expense. No adjustment has been made to the allowance for doubtful accounts based on PMIC's bankruptcy filing. While a bankruptcy filing may make collection more difficult, we are unable to predict the effect of the bankruptcy filing at this point.

(E)   Long-Lived Assets

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

(F)   Excess Of Cost Over Net Assets Acquired

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


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

(G)   Inventory

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

(H)   Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method, that could share in the earnings of an entity. During the nine months March 31, 2005, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

(I)   Business Segments

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". During the nine months ended March 31, 2005, the Company operated in two segments, Cyber-Test, Inc. and Pacific Magtron International Corp. as described below:

      Cyber-Test, Inc. ("CTI" or "Cyber-Test"), a subsidiary of Encompass Group Affiliates, operates as an independent service organization providing repair service for facsimile machines, printers, scanners, monitors, laptop computers, PDAs and multifunction units and other consumer electronics. The repairs are performed on entire machines and/or circuit boards. A 90-day warranty is given for all machine repairs and a one-year warranty for all circuit board repairs. Cyber-Test provides office equipment dealers, original manufacturers and third party warranty companies a turnkey alternative for additional revenue by providing repair service for their customers.

      Pacific Magtron, Inc.'s ("PMI") and Pacific Magtron International (GA), Inc.'s ("PMI-GA"), subsidiaries of Pacific Magtron International Corp. ("PMIC"), principal activity consists of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. Live Warehouse, Inc. ("LWI") sells consumer computer products through the Internet and distributes certain computer products to resellers.

      The following table presents information about reported continuing segment profit or loss for the nine months ended March 31, 2005:

                                                                       2005
                                                                  (in thousands)
                                                                  --------------

Revenues from external customers:
   CTI                                                              $   5,566
   PMIC                                                                 9,370
                                                                    ---------
Total                                                               $  14,936
                                                                    =========

Segment income (loss):
    CTI                                                             $     310
    PMIC                                                                 (856)
                                                                    ---------
Net loss for reportable segments                                    $    (546)
Parent and Encompass net income                                         1,513
                                                                    ---------
Consolidated net income from continuing operations                  $     967
                                                                    =========

(J)   Revenue Recognition

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

(K)  Recent Accounting Pronouncements


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

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

NOTE  2. DISCONTINUED OPERATIONS

     On April 30, 2005, Pacific Magtron (GA), Inc., a wholly owned subsidiary of PMIC ceased its operations. The operating results of PMIGA for the three months ended March 31, 2005 was as follows:

                                        Three Months Ended
                                          March 31, 2005
                                          --------------
                                        Net sales  $ 988,900
                                        Net loss  $(154,900)

NOTE  3. RESTRICTED CASH

      As of March 31, 2005, we had restricted cash in the aggregate amount of $338,400 that was held in escrow as a security and pledge to Wells Fargo Bank in connection with our mortgage loan and to Bank of America in connection with Cyber-Test's fully secured inventory line of credit in the amounts of $238,400 and $100,000 respectively.

NOTE  4. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

      On January 14, 2004, the Company's wholly owned subsidiary, Hudson Street, purchased a minority interest in Yorkville Advisors Management LLC, ("Yorkville"), a privately owned investment management partnership and the portfolio manager of Cornell Capital Partners, L.P., for a purchase price of $2,625,000. The purchase was effective as of January 1, 2004. Hudson Street incurred $45,000 of legal and professional fees associated with the purchase of the partnership interest, which have been capitalized. During the nine months ended March 31, 2005, Hudson Street received $280,000 of cash distributions from this investment and recorded $385,233 as its distributive share of partnership net earnings.

      On January 31, 2005, the Managing Member of Yorkville Advisors Management, LLC, announced that the partnership will begin winding up its affairs and is expected to dissolve later this year. Subsequently, on February 11, 2005, the Company's partnership interest in Yorkville Advisors Management, LLC was redeemed in full for $2,625,000. The Company recorded a loss of $255,232 on the redemption of our partnership interest.

      The Company used $1,825,000 of redemption proceeds to reduce its outstanding short-term obligation to Cornell Capital Partners, L.P. from $2,000,000 to $275,000, after paying extension and legal fees of $100,000. The promissory note was extended to June 30, 2005 and bears interest at a rate of 10% commencing February 10, 2005. Previously, the promissory note was non-interest bearing. The Company received the balance of $800,000 of cash proceeds from the redemption.

NOTE  5. DEBT FORGIVENESS

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


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

In May and August 2004, the court issued an entry of default judgment in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing for final determination of the above action. On November 24, 2004, the court entered a judgment in the approximate amount of $8 million in favor of the Company. The Company offset approximately $2,847,000 of obligations it allegedly owed to the defendants against the judgment and recognized debt forgiveness income. Because of the uncertainty of collecting the balance of the judgment or approximately $5.1 million, we have not recorded this receivable and income in the March 31, 2005 financial statements. Additional debt forgiveness income will be recorded in the period or periods in which collection or seizure of assets is made.

NOTE 6. NOTES AND LOAN PAYABLE
                                                       3/31/05           6/30/04
                                                    ----------        ----------
Current:
8% Note Payable-Current                             $   57,832        $   57,831
Loan Payable-Shareholder                                    --         1,055,736
Note Payable-Cornell Capital                           275,000         2,375,000
6% Secured Note Due 12/05                              500,000                --
Mortgage Loans Payable                               3,185,939                --
6% Unsecured Note                                      166,156                --
10% Secured Convertible Note                            77,500           150,523
Capitalized Lease                                       20,419                --
                                                    ----------        ----------
Notes Payable-Current                               $4,282,846        $3,639,090


Long-Term:
6% Unsecured Note                                   $  332,313        $  498,469
Note Payable-ACT Australia                                  --         1,791,166
8% Note Payable                                             --            57,832
Capitalized Lease                                       44,694                --
                                                    ----------        ----------
Notes Payable-Long-Term                             $  377,007        $2,347,467
                                                    ==========        ==========


The Company's majority owned subsidiary, PMI, obtained financing of $3,498,000 for the purchase of its office and warehouse facility. Of the amount financed, $2,500,000 was in the form of a 10-year bank loan utilizing a 30-year amortization period. This loan bears interest at the bank's 90-day LIBOR rate (2.75% as of March 31, 2005) plus 2.5%, and is secured by a deed of trust on the property. The balance of the financing was obtained through a $998,000 Small Business Administration ("SBA") loan due in monthly installments through April 2017. The SBA loan bears interest at 7.569% and is secured by the underlying property. Under the bank loan, PMI is required, among other things, to maintain a minimum debt service coverage, a maximum debt to tangible net worth ratio, and to have no more than two consecutive quarterly losses. In addition, PMI is required to achieve a net income on an annual basis. PMI was in violation of the annual income covenants and the minimum EBITA coverage ratio as of December 31, 2004. These covenant violations constituted an event of default under the loan agreement and gave the bank the right to call the loan. A waiver of the loan covenant violations was obtained from the bank through December 31, 2005. As a condition for the waiver, the Company transferred an additional $70,000 to a restricted account as a reserve for the debt service. As of March 31, 2005, the balance of the restricted account was $238,400 which is included in Restricted Cash in the accompanying condensed consolidated balance sheet. The Company has not received a waiver of the loan covenant violations beyond December 31, 2005. On May 11, 2005, the PMIC and subsidiaries filed voluntary petitions to reorganize its business under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. Consequently, the Wells Fargo and the SBA mortgage loans have been classified as a current liability in the accompanying condensed consolidated balance sheet as of March 31, 2005.


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

Future maturities of long-term debt as of March 31, 2005 are as follows:

                                     Date       Amount
                          ---------------   ----------

                          June 30, 2005     $4,282,846
                          June 30, 2006        210,851
                          June 30, 2007        166,156
                          Thereafter                --
                                            ----------
                              Total         $4,659,853
                                            ==========

NOTE  7. FLOOR PLAN INVENTORY LOANS AND LETTER OF CREDIT

      In May 2003, PMI obtained a $3,500,000 inventory financing facility, which includes a $1 million letter of credit facility used as security for inventory purchased on terms from vendors in Taiwan, from Textron. The credit facility is guaranteed by PMIC, PMIGA, LW, two former officers of PMI, FNC and Lea, and may be discontinued by Textron at any time at its sole discretion. Borrowings under the inventory line are subject to 30 days repayment, at which time interest accrues at the prime rate plus 6% (11.75% at March 31, 2005). PMI is required to maintain collateral coverage equal to 120% of the outstanding balance. A prepayment is required when the outstanding balance exceeds the sum of 70% of PMI's eligible accounts receivable and 90% of the Textron-financed inventory and 100% of any cash assigned or pledged to Textron. PMI was also required to maintain $250,000 in a restricted account as a pledge to Textron. During March 2005, Textron applied the entire $250,000 of restricted cash against the amounts owed. PMI and PMIC are required to meet certain financial ratio covenants, including a minimum current ratio, a maximum leverage ratio, a minimum tangible capital funds and required levels of profitability. As of March 31, 2005, PMI was out of compliance with those covenants and a waiver has not been obtained from Textron. This gives Textron the option to terminate the credit facility and accelerate the loan payments. Upon termination, PMI would have no other facility to finance its inventory purchases. On May 11, 2005, PMIC and its subsidiaries filed voluntary petitions to reorganize its business under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. As of May 20, 2005, Textron has not terminated this agreement.

      As of March 31, 2005, the outstanding balance of this loan was $1,069,800 and is classified as a current liability on the accompanying condensed consolidated balance sheet.

NOTE  8. CONVERTIBLE DEBENTURE

10% Secured Convertible Debenture Due November 2004

      On November 22, 2002, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., whereby we agreed to issue and sell a Two Hundred Fifty Thousand Dollars ($250,000) 10% secured convertible debenture. The secured convertible debenture has a term of two years and is convertible into shares of common stock at a conversion price equal to $.001 per share. The secured convertible debenture accrues interest at a rate of 10% per year and is convertible at the holder's option. At the Company's option, the debenture may be paid in cash or redeemed at a 50% premium prior to November 2004. In connection with the Securities Purchase Agreement, the Company entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby the Company granted to Cornell a security interest in all of its assets as security for its obligations under the secured convertible debenture, as well as all other obligations of the Company to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement.

      On November 22, 2004, the outstanding 10% secured convertible debenture in the amount of $187,500 plus accrued interest of $38,588 held by Cornell Capital Partners, L.P. matured.

      On November 22, 2004 and December 27, 2004, Cornell Capital Partners, L.P. elected to convert, at $.001 per share, $10,000 and $100,000 of principal and $2,000 of accrued interest, respectively, into 112,000,000 shares of common stock. At March 31, 2005, $77,500 of principal and $40,526 of accrued interest remain outstanding and in default.


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

      On February 11, 2005, Cornell Capital Partners, L.P. indicated their intention to convert the balance of the convertible note, in the amount of $77,500 of principal and $38,588 of accrued interest, at $.001 per share, into common stock. On May 12, 2005, Cornell Capital Partners, L.P. converted the $77,500 plus $40,526 of accrued interest at $.001 per share into 118,026,000 shares of common stock. No amount remains owed to Cornell Capital Partners, L.P. on the convertible debenture.

NOTE 9. PURCHASE OF PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES

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

      The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141. This acquisition expands the Company's business into a vertically integrated technology and service business to the consumer electronics industry. At the time of the acquisition, PMIC employed approximately 60 people in California and Georgia and had annual sales of approximately $70 million. Under the terms of the Stock Purchase Agreement, the Company paid the purchase price for the PMIC Shares by delivering two convertible promissory notes (the "Notes") in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively. The Notes will mature on December 29, 2005 and no principal or interest payments will be required prior to such date. The Notes bear interest at 6.0% per annum. Upon the occurrence and during the continuation of any Event of Default (as specified in the Notes), the interest rate will increase to 10.0% per annum and the holders of the Notes may declare the principal amount of the Notes and all accrued and unpaid interest thereon to be immediately due and payable. The Company will be able to redeem all or a portion of Mr. Li's Note on or prior to the maturity date at 110.0% of the principal amount redeemed, plus all accrued and unpaid interest thereon. The Company will be able to redeem all or a portion of Ms. Lee's Note prior to six months following the Closing at 105.0% of the principal amount redeemed or thereafter prior to the maturity date at 110.0% of the principal amount redeemed, in each case, plus all accrued and unpaid interest thereon. The holders of the Notes, at their option, may convert, at any time and from time to time, until payment in full of all amounts due and owing under their Note, any unpaid principal amount of their Note into shares of common stock of the Company at a conversion price per share of $0.01. If the full original principal amount of the Notes were converted, this would result in the issuance of an aggregate of 50,000,000 shares of the Company's common stock to the Stockholders. The conversion ratio is subject to customary adjustments for stock splits, reverse stock splits and other recapitalizations effected by the Company. The Company currently expects to use funds out of working capital to repay any and all amounts due and owing under the Notes. The Company's payment obligations under the Notes (the "Obligations") are secured by the PMIC Shares pursuant to a Custodial and Stock Pledge Agreement, dated December 30, 2004, among the Company, the Stockholders and Quarles & Brady Streich Lang LLP, as custodian (the "Pledge Agreement").

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


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

      We acquired all of the operating assets, tangible and intangible property, rights and licenses, goodwill and business of PMIC, for a total purchase price of $500,000 consisting of a one year 6% secured note. The Company also incurred $168,834 of capitalized transaction costs for a total acquisition cost of $668,834.

      This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The Company acquired total assets valued at $11,798,000, and assumed liabilities of $11,207,000. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill in the amount of $305,000. The Company accounted for the purchased goodwill in accordance with the provisions of SFAS 142.

      The purchase price allocation recorded for the acquisition of the assets and liabilities assumed of PMIC is as follows:

                                                  (in thousands)
                Cash                                  $    614
                Restricted Cash                            435
                Accounts receivables, net                3,802
                Inventory                                2,760
                Prepaid expenses and other assets          196
                Building and equipment                   3,991
                                                      --------

                Total assets                          $ 11,798
                                                      ========
                Liabilities assumed:

                Accounts payable & accrued expenses      5,757
                Floor plan inventory loan                2,243
                Notes payable                            3,205
                Other current liabilities                    2
                                                      --------

                Total liabilities assumed             $ 11,207
                                                      ========

                Excess of assets acquired over
                  liabilities assumed                      591
                Minority interest                         (227)
                Purchase price                             669
                                                      --------

                Goodwill                              $    305
                                                      ========

      The following unaudited pro forma consolidated results of operations are presented as if the acquisition of PMIC had been made at the beginning of the periods presented:

                              Three Months Ended              Six Months Ended              Fiscal Year Ended
                          ------------------------       ------------------------        ----------------------
                          12/31/04        12/31/03       12/31/04        12/31/03        6/30/04        6/30/03
                          --------        --------       --------        --------        -------        -------
Net sales               $ 17,030,019   $ 19,715,500   $ 35,938,703   $ 39,229,600    $ 72,079,000    $ 74,985,000
Net income (loss)          2,646,480        265,721      2,357,880       (326,641)       (658,000)     (4,766,000)
Basic and diluted
  earnings (loss) per
  common stock          $      .0013   $        .00   $      .0012   $        .00    $       (.00)   $       (.03)


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

      The following unaudited pro forma consolidated balance sheet as of June 30, 2004, is presented as if the acquisition of Pacific Magtron International Corp. had been made at the beginning of the fiscal year ended June 30, 2004:

                    Proforma Consolidated Balance Sheet Data
                               as of June 30, 2004
                                 (in thousands)

            Cash and cash equivalents                      $ 1,807
            Restricted cash                                    435
            Accounts receivable, net                         4,203
            Inventory                                        3,110
            Other receivables and prepaid expenses             253
                                                           -------
              Total Current Assets                           9,808
                                                           =======

            Property and equipment, net                      4,100
            Other assets                                     3,218
            Excess of purchase price over fair market
              value of acquired assets                       2,611
                                                           -------
              Total Assets                                 $19,737
                                                           =======

            Accounts payable and accrued expenses            5,953
            Notes and loans payable, current portion         3,711
            Floor plan inventory loan                        2,243
            Other current liabilities                          390
                                                           -------
              Total Current Liabilities                    $12,297

            Notes payable, less current portion              5,379

            Stockholders' Equity                             2,061
                                                           -------

              Total Liabilities and Stockholders' Equity   $19,737
                                                           =======

      The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

NOTE 10. PACIFIC MAGTRON INTERNATIONAL CORP., INC. CHAPTER 11 BANKRUPTCY

      On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMI-GA and LWI filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada, (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14325 LBR."

      As required by the Bankruptcy Code, the United States Trustee will soon appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning PMIC's reorganization. There can be no assurance that the Creditors' Committee will support PMIC's positions or PMIC's plan of reorganization, and any disagreements between the Creditors' Committee and PMIC could protract the Chapter 11 process, hinder its ability to operate during the Chapter 11 process, and delay its emergence from Chapter 11.


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

      PMIC expects to continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtor-in-possession, PMIC is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. At hearings held on May 16, 2005, the Bankruptcy Court granted the Debtors first day interim motions for various relief designed to stabilize operations and business relationships with customers, vendors, suppliers, employees and others and entered into orders granting the Debtors to, among other things: (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations;
(b) pay normal and reasonable operating expenses of the Debtors where the sum of
(a) and (b) is not to exceed $100,000 in the aggregate plus $21,000 of pre-petition employee wages, salaries and other benefits; and (c) enter into the proposed Interim Management Agreement with General Procurement, Inc to manage and operate the business and to provide inventory to PMI on a secured basis, to fulfill customer orders and generate new sales. The first day interim motions approved by the Bankruptcy Court expire on June 2, 2005 at which time the Debtors will attend another hearing before the Bankruptcy Court to seek extension of these orders and approval of the Joint Venture Agreement.

      All vendors will be paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under
Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed (except that liabilities under leases or subject to a security interest may require PMIC to make "adequate protection" payments). Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy court.

      Under Section 365 of the Bankruptcy Code, PMIC may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. PMIC's Section 365 rights expire on the earlier of the date of termination of PMIC's exclusive period to file a plan of reorganization (currently, September 8, 2005) or the date of the conclusion of a disclosure statement hearing in connection with a proposed plan of reorganization.

      In general, if PMIC rejects an executory contract, or unexpired lease, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves PMIC's of performing any future obligations but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against PMIC for such damages. As a result, liabilities subject to compromise may increase in the future, as a result of damage claims created by PMIC's rejection of various, executory contracts and unexpired leases. Generally, if PMIC's assume an agreement, executory contract or unexpired lease it is required to cure most existing defaults under such contract or lease.

      To successfully exit Chapter 11, PMIC must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve PMIC's pre-petition obligations and other liabilities subject to compromise and establish PMIC's corporate governance subsequent to exit from bankruptcy. The plan of reorganization would also address the terms and conditions of exit financing, if any. The rights and claims of various creditors and security holders will also be determined by the plan. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on PMIC's business, nor can PMIC make any predictions concerning how certain claims will be valued in it's bankruptcy case.

      PMIC is currently operating under an "exclusive period" which expires September 8, 2005, during which PMIC is the only party permitted to file a plan of reorganization. The decision as to when PMIC will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. PMIC expects to file a plan of reorganization that provides for PMIC's emergence from bankruptcy, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

Proposed Joint Venture

      In connection with PMIC's Chapter 11 case, PMIC negotiated a proposed binding agreement to enter into a joint venture with a company in a similar line of business, to allow PMIC to carry on its business, subject to approval by the Bankruptcy Court ("JV"). The proposed JV, if approved, will assume PMIC's customer list, trademarks, goodwill and other intangible assets, and will continue the historical business of PMIC. PMIC will also contribute certain employees, temporary use of its offices and warehouse in Milpitas, CA, and related utilities, etc. Among other things, the JV partner will manage the day-to-day operations of the business and use its supplier and other credit lines to provide for product flow and inventory. The proposed JV will entitle PMIC to receive 50% of the profits of the JV for a period of 24 months following its effectiveness. For all other purposes, PMIC will be a minority shareholder in the proposed JV. PMIC's interest in the JV would terminate at the end of the 24 month period. The JV will also use reasonable efforts to sell PMIC's remaining inventory and collect its outstanding receivables. Revenue from these activities will belong to PMIC. Profits generated by the proposed JV and distributed to PMIC will first be used to repay the creditors of PMI and PMIC.


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

Proposed Interim Management Agreement

      Simultaneously with the negotiation of the proposed JV, PMIC negotiated a proposed interim management agreement with the JV partner ("Interim Agreement"). The Interim Agreement will provide for the payment of a management fee to the JV partner in return for managing the business for the 60 day period of time that PMIC expects the Bankruptcy Court will need to approve the proposed JV. The management fee will be equal to 10% of the gross margin resulting from sales made by PMIC with inventory supplied by the JV partner. The Interim Agreement is post-petition, and provides security to the JV partner for any inventory provided by it during the operating period. In addition, the operating agreement contains a two-year non-compete provision to ensure that the neither the JV partner nor any person or affiliate of the JV partner will engage in any competitive activities involving the customers of PMI and its employees.

      There can be no assurance that PMIC will enter into the proposed Interim Agreement or proposed JV, that the Bankruptcy Court will approve the proposed Interim Agreement or the proposed JV, nor can there be any assurance that future profits from the JV will be sufficient to repay, in full or part, the creditors of PMI, PMIC, PMI-GA and LWI.

NOTE 11. STOCKHOLDERS' EQUITY

Stock Issued For Note Payable To Cornell Capital Partners, L.P.

      During  the  nine  months  ended  March  31,  2005,   the  Company  issued
172,881,526 shares of common stock in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

Stock Issued For Convertible Debt

      During the nine months ended March 31, 2005, the Company issued 112,000,000 shares of common stock valued at $112,000 in partial repayment of principal and accrued interest on the 10% secured convertible debt. On May 12, 2005, Cornell Capital Partners, L.P. converted the balance of its obligation in the amount of $77,500 plus $40,526 of accrued interest at $.001 per share into 118,026,000 shares of common stock. No amount remains owed to Cornell Capital Partners, L.P. on the convertible debenture.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Employment Agreement

      On June 24, 2004,  we entered into a two-year  employment  agreement  with
Martin Nielson, our Senior Vice President-Acquisitions (the "Nielson Agreement"). Under the terms of the Nielson Agreement, Mr. Nielson is employed as Encompass' President and Chief Executive Officer and Senior Vice President-Acquisitions of the Company. Mr. Nielson is entitled to a $200,000 annual salary and the right to earn up to 50,000,000 shares of our restricted common stock valued at $.01 per share, or $500,000, to vest over a two-year period. Mr. Nielson is also entitled to receive an Incentive Bonus determined at the discretion of our Compensation Committee based on his contribution to our overall performance as well as a bonus based on the overall separate business and financial performance of Encompass and its wholly-owned operating subsidiaries. In addition, we have provided Mr. Nielson with a $1 million life insurance policy for his benefit and also insure Mr. Nielson under a $2 million key man life insurance policy. The agreement contains standard confidentiality, noncompete and work-for-hire provisions.


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

      The Company recorded $187,500 of amortization expense for the nine months ended March 31, 2005 in connection with Mr. Nielson's employment agreement.

Legal Matters

      The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2005, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 between the Company and Mr. Li and Ms. Lee.


NOTE 13. GOING CONCERN

      The Company's condensed consolidated financial statements for the nine months ended March 31, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company's working capital deficiency of $4,045,052 as of March 31, 2005, principally from the classification of PMIC's mortgages payable in the amount of $3,185,939 as a current liability, raise substantial doubt about its ability to continue as a going concern.

      The ability of the Company to continue as a going concern is dependent on the Company's ability to resolve liquidity problems by generating sufficient operating profits to provide an additional source of working capital and by successfully emerging PMIC and its subsidiaries from Chapter 11 reorganization proceedings.

      The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 14. SUBSEQUENT EVENTS

Termination of Employment Agreements

      On May 10, 2005, Pacific Magtron International Corp. terminated the Employment Agreements, dated December 30, 2004, among Pacific Magtron International Corp., Advanced Communications Technologies, Inc., and Encompass Group Affiliates, Inc. and each of Theodore S. Li and Hui Cynthia Lee. The Company has terminated these Employment Agreements and the employment of Mr. Li and Ms. Lee with the Company and its subsidiaries for "cause" pursuant to the terms of the Employment Agreements. These Employment Agreements became effective contemporaneously with the sale of an aggregate of 6,454,300 shares of the common stock of the Company by Mr. Li and Ms. Lee, representing 61.56% of the then issued and outstanding common stock, to Advanced Communications Technologies, Inc. In addition to base salaries and other compensation, the Employment Agreements provided for payment of a signing bonus of $225,000 to each of Mr. Li and Ms. Lee on or before January 29, 2005. No part of these bonuses has been paid.


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three and nine-month periods ended March 31, 2005 and 2004. The discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 (the "2004 10-KSB"), the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 - Financial Information - in this Report on Form 10-QSB and the information discussed in the 2004 10-KSB under Risk Factors. Unless the context otherwise requires, all references herein to the "Company" refer to Advanced Communications Technologies, Inc. and its subsidiaries. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

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

GENERAL

      We are a publicly traded New York City-based company which, through our wholly owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), acquired Cyber Test, Inc., a Delaware corporation located in Longwood, Florida ("CTI" or "Cyber-Test")) on June 3, 2004. This transaction was the first step in our strategy to become a vertically integrated technology and services company. CTI provides board-level repair of technical products to third party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair; call center support, parts and warranty management for office equipment, fax machines, printers, scanners, laptop computers, monitors, multi-function units, and high-end consumer electronics such as PDA's and digital cameras. It is our intent to expand CTI by both acquisition and organic means.

      On December 30, 2004, we completed the acquisition of approximately 62% of the common stock of Pacific Magtron International Corporation, Inc., a Nevada corporation headquartered in Milpitas, California ("PMIC") from its founders and principal officers. PMIC has primarily been engaged in the business of distributing computer peripheral products, such as components, multimedia and systems networking products, through its wholly owned operating subsidiaries. It was our intent to gradually transform PMIC's business to become a distribution, logistics, and sourcing engine for our core business, and the next step in our expansion strategy. PMIC's common stock trades on the Over the Counter Bulletin Board, under the symbol OTCBB: PMIC, and PMIC files separate periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LWI filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada, (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14326 LBR".

      Additionally, through our wholly owned investment subsidiary Hudson Street Investments, Inc. ("Hudson Street"), we have made, and seek to make, strategic minority investments in both public and private companies. Hudson Street owned a minority interest in Yorkville Advisors Management, LLC ("Yorkville Advisors"), an investment management limited liability company, until February 2005 when our ownership interest was redeemed. Management is not presently pursuing other investment strategies through Hudson Street, but may choose to do so in the future.

      We have three principal means of diversifying and growing our business, each of which is designed to give shareholders a strong value driver. As described further below, Encompass, our principal operating subsidiary, intends to acquire synergistic companies in support of its technology services strategy. Until February 2005, Hudson Street was a minority partner in the management firm of an institutional investment company and may seek opportunities to make minority investments in publicly and privately held companies in technology and other diverse industries. We also continue to view PMIC, as a separate company with the minority interest publicly held, as a separate opportunity to provide value, although this is dependent upon PMIC's emergence from bankruptcy reorganization with our equity intact.

      Although we believe we can continue to grow through strategic acquisitions and investments, there is no guarantee as to when, if ever, we would identify prospective acquisitions or investments or complete such strategic acquisitions or investments. Appropriate acquisition or investment candidates may require more resources than are available to us. Additionally, in the event we consummate an acquisition or investment, there is no guarantee such acquisition would be successful or such investment would be profitable for the Company.

Encompass' Strategy - Integrated Technology Life Cycle Services

      Our wholly owned subsidiary and principal operating unit Encompass, is the operating company through which we expect to grow and implement our strategy in the technology services industry. This industry, often broadly referred to as Reverse Logistics, consists of companies which provide repair and upgrade services; provide new and used parts in support of the repair and upgrades; provide return services from resellers or for products no longer needed by the original users (often called asset recovery); provide refurbishment and resale services; and ultimately provide recycling or disposal services. These services and processes are part of the end-of-life-cycle for technology products, and are the opposite of `supply chain services'. Thus, the name Reverse Logistics.

      This industry is a highly fragmented, yet its sales volumes presently account for more than $60 billion in sales in the United States market each year according to a recent survey by industry analysts, DF Blumberg & Associates.

      It is Encompass' strategy to acquire, integrate, and grow complementary companies in the reverse logistics field such that our customers and end users can realize an extended life for their technology products, and can ultimately replace these products cost effectively, efficiently and in accordance with the legal and moral responsibility to recycle the products without damaging the environment. It is our intent to acquire technology services companies with significant growth-potential and which complement our expansion plan such that we can provide a continuous expansion of these integrated life cycle services for the technology products within the consumer electronics industry.

      We seek to differentiate ourselves by being the first company to provide a broad and complete scope of services and products in the reverse logistics consumer electronics industry and by providing exceptional and reliable customer service.

      The candidate companies that we will pursue for acquisition must include the following minimum financial and business criteria: i) obvious commercial synergies; ii) share or buy into our vision for the industry opportunity; iii) strong financial position-cash and other current assets, little or no debt, strong cash flow; iv) accretive within the first year; v) superior growth prospects; (vi) corporate culture and management team highly compatible with ours; vii) proprietary technologies or other superior differentiation strategic fit; viii) satisfactory owners' background checks; and (ix) Sarbanes-Oxley compliant. These criteria represent our business philosophy of acquiring financially strong, self-sufficient enterprises that will not depend on or require our financial support to operate and grow their business.

      CTI is an electronic equipment repair company, and is today our principal service business. A seventeen year old company, CTI was acquired to be the platform from which our services business would expand. Their technicians are highly skilled at performing board-level repair for nearly all types of integrated circuit board products and in the timely and efficient repair of various consumer electronics. It is our expectation that this technical proficiency, combined with their operational systems and blue-chip customer base will provide us with a suitable base for growth both by organic means and by acquiring complementary repair companies.

      PMIC has three operating subsidiaries, all of which are currently in bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, and has for over 14 years, imported and distributed computer accessories, multimedia components, parts and software to retailers and other distributors throughout the United States and other parts of the world. Pacific Magtron (Georgia), Inc. ("PMI-GA"), a wholly owned subsidiary of PMI, has been providing similar services to customers on the East Coast of the US, has been selling and building custom computer systems, and has served as the initial receiving entity for many import shipments to PMI which arrived first at East Coast destinations. Livewarehouse, Inc. has operated as PMIC's e-commerce business and has served end users with product from the PMI offering under a variety of website addresses, including those of Yahoo Shopping and Amazon. Both PMI-GA and Livewarehouse ceased operations in April 2005.


--------------------------------------------------------------------------------

      We acquired PMIC with the intent to make PMI the logistics and sourcing engine for Encompass; for Livewarehouse to become the e-commerce engine of the group; and for the PMIC building, a 44,000 square foot office and distribution center, to serve as Encompass' headquarters within Silicon Valley.

      We did not acquire PMIC with the intent to grow or expand its legacy computer components distribution business, a historically high volume low margin business. Instead, the core business was expected to remain intact while management implemented a series of new initiatives including the introduction of new, higher margin products which directly support our strategy; expansion of the sourcing capability to Asia, and the introduction of new reverse logistics services. However, during the period leading up to and immediately following announcement of our purchase of our majority ownership interest in PMIC, among other things, PMI's suppliers began a process of methodically reducing its credit lines, thus constraining product and cash flow, severely affecting PMI's ability to operate and forcing management to reconsider its plans for PMI. As a result, a reduction in work force was necessary, a scale down of operations occurred, PMI-GA has now been closed, plans for expansion of the e-commerce strategy have been shelved, and a proposed joint venture has been negotiated to move the legacy business outside of the company. To implement this change in business operations in an orderly manner, and reduce the imminent threats from creditors, PMIC's board of directors approved the filing of a Chapter 11 Bankruptcy petition for PMIC, PMI, PMI-GA and Livewarehouse. Such petition was filed with the Bankruptcy Court in the Southern District of Nevada on May 11, 2005.

      As part of our strategy to transform PMIC into a full-service provider to the reverse logistics industry, PMIC's management has recently contracted to act as the West coast outsource supplier of distribution services for a private firm presently operating from the East Coast, and which is currently engaged in the sale of parts for repairing Lexmark and Hewlett Packard computers and printers. Management also has held preliminary discussions with electronic recycling companies in Silicon Valley about possibly expanding their businesses into the PMIC building. Our future plans for PMIC are dependent on it emerging from the bankruptcy reorganization with our equity intact.

      As described above, we intend to continue to pursue the acquisition of, and investment in, technology and/or brand differentiated companies with significant growth-potential that complement our expansion plan of providing an integrated life cycle service for the consumer electronics industry. We seek to make the process of growth, through both organic and inorganic means, a core competency of each company that we acquire or in which we invest.

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

      PMIC grants credit to its customers only after undertaking an investigation of credit risk for all significant amounts. An allowance for doubtful accounts is provided for estimated credit losses at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowance is based on reviews of loss, adjustment history, current economic conditions, level of credit insurance and other factors that deserve recognition in estimating potential losses. Generally, PMIC's allowance for doubtful accounts includes receivables past due over 90 days, returned checks and an estimated percentage of the receivables currently due. While management uses the best information available in making its determination, the ultimate recovery of recorded accounts receivable is also dependent upon future economic and other conditions that may be beyond management's control. In addition, it is uncertain as to the continuing availability of cost-efficient credit insurance. We are unable to project the future trend of PMIC's bad debt expense. No adjustment has been made to the allowance for doubtful accounts based on PMIC's bankruptcy filing. While a bankruptcy filing may make collection more difficult, we are unable to predict the effect of the bankruptcy filing at this point.

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

Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the nine months ended March 31, 2005, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

Revenue Recognition

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the quarter ended March 31, 2005.

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

Results of Operations-Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004


Overall Net Income (Loss) For The Period

      For the three months ended March 31, 2005, we realized a consolidated net loss of $1,582,000 that is a $1,708,000 decrease from the net income of $126,000 reported for the comparable period in the prior year.

      The substantial decrease in consolidated net income for the three months ended March 31, 2005 over the comparative period was a result of PMIC's loss of $786,000 net of minority interest, a $255,000 loss on the redemption of our partnership interest in Yorkville Advisors and increased overhead primarily due to the operations of PMIC and Cyber-Test.

Summary of Results of Operations

                                                                 Three Months Ended
                                                                       March 31,
                                                                --------------------     Period to Period
                                                                2005            2004       % Change
                                                                ----            ----       --------
Net income from Cyber-Test operations                       $   111,613    $        --            --%
Net (loss) from PMIC operations, net of minority interest      (786,007)            --            --%
Net income (loss) from investments                             (255,232)       199,420           (228)%
 Parent company and Encompass overhead                         (582,871)       (82,161)           609%
Net interest expense                                            (69,298)       (31,305)           121%
Forgiveness of debt                                                  --         40,258            --%
                                                            -----------    -----------    -----------
Consolidated net income (loss)                              $(1,581,795)   $   126,212            N/A
                                                            ===========    ===========    ===========

Overview of Third Quarter Results

      For the three months ended March 31, 2005, we recorded consolidated sales of $11.4 million relating to the repair, service and warranty and exchange of various electronic office equipment and the sale and distribution of various computer components, parts and accessories realizing a consolidated gross profit of $1.1 million or 9.2 % of sales for the quarter. For the three months ended March 31, 2005, CTI generated a net profit from operations of $112,000 or 5.5% of sales, while PMIC generated a consolidated net loss of $800,000, net of minority interest, on gross margins of 4%.

      For the three months ended March 31, 2005, we reported a consolidated loss from operations of $1.2 million because of consolidated overhead costs inclusive of CTI and PMIC's operations versus a $82,000 loss for the three months ended March 31, 2004. Consolidated overhead costs for the three months ended March 31, 2005 amounted to $2.3 million and include $216,000 of amortization of deferred compensation and depreciation and $1.8 million of general and administrative costs. For the three months ended March 13, 2005, our overall consolidated net loss for the quarter increased an additional $400,000 from investment activities and net interest expense as compared to a $200,000 increase in other income from investment income for the comparative three-month period ended March 31, 2004.

Revenue

      Consolidated revenue for the three months ended March 31, 2005 was $11.4 million and consisted of $2 million relating to CTI's operations and $9.4 million for the PMIC group. We did not recognize any revenue for the three months ended March 31, 2004. CTI's revenue increased 19% from the previous quarter.

Gross Profit

      Consolidated gross operating margin was 9.2% consisting of a 33% gross margin from CTI's operations and a 4% gross margin from PMIC's operations. CTI's gross profit percentage decreased slightly from a second quarter margin of 35% due to the steady change in its product mix as the repair and service of PDAs and laptops increased as a percentage of revenue, which services have lower gross margins. CTI's margin was also adversely affected by the increase in fuel surcharges from freight carriers that cannot be passed through to customers. PMIC's sales and margins suffered during this quarter because of the tightening and reduction of credit by its suppliers and vendors resulting in lower margin sales.

Operating Expenses

      Consolidated operating expenses for the three months ended March 31, 2005 and 2004 were $2.3 million and $82,000, respectively, representing a $2.2 million increase for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily attributable to an increase in selling, general and administrative costs of $1.8 million due to the addition of the Encompass, CTI and PMIC operations.

      Consolidated depreciation and amortization expense for the three months ended March 31, 2005 increased by $213,000 to $216,000 from $13,000 for the three months ended March 31, 2004 due to deferred commitment fees and financing costs being fully amortized in fiscal year 2004 and the quarterly amortization of deferred compensation and deferred financing fees in the amount of $151,000 and depreciation on property and equipment in the amount of $65,000 for the three months ended March 31, 2005.

      Consolidated other general and administrative expenses amounted to $1.8 million for the three months ended March 31, 2005, which was a $1.8 million increase from the comparative prior period due principally to PMIC and CTI's operating business overhead during the quarter ended March 31, 2005. Such overhead expenses include the overhead operation and cost associated with employing approximately 150 employees and operating two office and warehouse/distribution facilities in California and Florida, respectively.

Other Income (Expense)

      During the three months ended March 31, 2005, we realized a $255,000 loss from the redemption of our interest in Yorkville Advisors and $160,000 of net other loss due to net interest expense and PMIC's write-down of impaired fixed assets.

      During the three months ended March 31, 2004, we generated $208,000 of net other income due principally to investment income from our partnership interest in Yorkville Advisors.


--------------------------------------------------------------------------------

      Overall consolidated net interest expense slightly increased by $38,000 to $69,000 for the three months ended March 31, 2005 from $31,000 for the three months ended March 31, 2004. This increase was due primarily to higher levels of interest bearing debt for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Results of Operations-Comparison of the Nine Months Ended March 31, 2005 to the Nine Months Ended March 31, 2004

Overall Net Income (Loss) For the Period

      Our net income increased $736,000 in the nine month period ended March 31, 2005 as compared to the comparative period ended March 31, 2004, as described below. The net income was primarily attributable to forgiveness of debt income. In addition, because we closed the PMIC acquisition on December 30, 2004, this is the first quarter where our consolidated operating results include PMIC's results of operations, net of minority interest.

Summary of Results of Operations

                                                                 Nine Months Ended
                                                                       March 31,
                                                                --------------------     Period to Period
                                                                2005            2004       % Change
                                                                ----            ----       --------

Net income from Cyber-Test operations                       $   309,601    $        --             --
Net (loss) from PMIC operations, net of minority interest      (786,007)            --             --
Net income from investments                                     130,001        199,420            (35%)
Parent company and Encompass overhead                        (1,324,890)      (541,775)           145%
Net interest expense                                           (133,775)      (132,312)             1%
Forgiveness of debt                                           2,847,511        780,938           (265%)
                                                            -----------    -----------    -----------
Consolidated net income                                     $ 1,042,441    $   306,271            240%
                                                            ===========    ===========    ===========

Overview of Nine Months Results

      For the nine months ended March 31, 2005, we realized consolidated net income of $1,042,000 compared with net income of $306,000 for the nine months ended March 31, 2004, or a 240% increase. The nine months ended March 31, 2005 is the first reporting period that reflects the consolidated results of both CTI and PMIC's operating businesses. During this period, CTI recorded record sales of $5.5 million relating to the repair, service and warranty and exchange of various office equipment, PDAs, laptop computers, monitors and multi-functional units while PMIC recorded depressed sales of $9.4 million due to the tightening and/or reduction of vendor and supplier credit lines. Consolidated gross margin was 15.6%. CTI's net profit from operations of $310,000 or 5.6% of sales was slightly ahead of its net profit percentage as compared to the previous six-month results. CTI continues to shift its sales mix from the repair of core products such as fax machines, printers and multifunction machines to PDA and laptop repair.

      For the nine months ended March 31, 2005, we reported a consolidated loss from operations of $1.8 million because of PMIC's consolidated loss from operations in the amount of $786,000 and consolidated corporate overhead costs at the parent and Encompass levels in the net amount of $1 million versus a $542,000 loss from operations for the nine months ended March 31, 2004. Included in these overhead costs is $363,000 of non-cash charges for depreciation and amortization. Our consolidated loss from operations was offset by $2.9 million of other investment and forgiveness of debt income.

Revenue

      Consolidated revenue for the nine months ended March 31, 2005 was $14.9 million and consisted of $5.5 million relating to CTI's operations and $9.4 million for the PMIC group. We did not recognize any revenue for the nine months ended March 31, 2004. All revenue was generated was from the repair and service of office equipment and computer peripheral products, extended warranty sales and the sale of computer parts and accessories and the sale/distribution of computer parts, accessories and components.


--------------------------------------------------------------------------------

Gross Profit

      Consolidated gross operating margin for the nine months ended March 31, 2005 was 15.6% consisting of a 35% gross margin from CTI's operations and a 4% gross margin from PMIC's operations. CTI's gross profit percentage remained the same from the second quarter margin of 35%. PMIC's sales and margins suffered during this quarter because of the tightening and reduction of credit by its suppliers and vendors resulting in lower margin sales.

Operating Expenses

      Consolidated operating expenses for the nine months ended March 31, 2005 and 2004 were $4.1million and $542,000, respectively, representing a $3.6 million increase for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004. This increase was primarily attributable to an increase in selling, general and administrative costs of $3.1 million due to the addition of the Encompass, CTI and PMIC operations.

      Consolidated depreciation and amortization expense for the nine months ended March 31, 2005 increased by $136,000 to $363,000 from $227,000 for the nine months ended March 31, 2004 due to deferred commitment fees and financing costs being fully amortized in fiscal year 2004 and the amortization of deferred compensation and deferred financing fees in the amount of $300,000 and depreciation on property and equipment in the amount of $63,000 for the nine months ended March 31, 2005.

      Consolidated other general and administrative expenses amounted to $3.2 million for the nine months ended March 31, 2005, which was a $3.2 million increase from the comparative prior period due principally to PMIC and CTI's operating business overhead during the three and nine month periods ended March 31, 2005, respectively. Such overhead expenses include the overhead operation and cost associated with employing approximately 150 employees and operating two office and warehouse/distribution facilities in California and Florida, respectively.

Other Income (Expenses)

      During the nine months ended March 31, 2005, we realized $2.8 million of consolidated net other income principally from debt forgiveness income resulting from the favorable judgment against our former CEO and related entities that allowed us to discharge these obligations. This item of income was offset, in part, by net interest expense of $134,000.

      During the nine month period ended March 31, 2004, we earned $199,000 from our partnership interest in Yorkville Advisors that we purchased effective January 1, 2004 and $781,000 of forgiveness of debt income attributable to the favorable settlement of a majority of the Company's accounts payable and accrued expenses at a substantial discount and the forgiveness of accrued interest by certain holders of the 5% Debenture. These items were offset, in part, by net interest expense of $132,000 attributable to accrued interest on our short term notes and installment obligations and debt discount expense treated as interest attributable to the beneficial conversion feature of the 10% Debenture.

      Overall consolidated net interest expense increased by $2,000 to $134,000 for the nine months ended March 31, 2005 from $132,000 compared to the nine months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our acquisitions and investments principally with short-term borrowings through our Equity Line of Credit with Cornell Capital Partners, L.P. ("Cornell Capital") and cash received in exchange for the issuance of 4,200 shares of our Series A Convertible Preferred Stock to Cornell Capital. We have funded our ongoing operations through cash distributions and redemption proceeds received from (i) our investment in an investment management partnership, and (ii) working capital generated by CTI. Our cash and cash equivalents totaled $1,960,692 at March 31, 2005.

      We are currently in the process of exploring various alternative sources of financing to reduce our reliance on the Equity Line of Credit with Cornell Capital and the dilutive effect such facility has on our stock price. We are also currently in discussions with banking institutions and other institutional investors to secure up to a $20 million acquisition debt facility to be used by us for the purpose of acquiring private and/or public companies in the technology and service industry that we believe will be accretive to our business. These discussions are in the preliminary stages. Although we intend to find alternative financing to our Equity Line of Credit, there can be no assurance that we will be able to find a lender or lenders that would provide us with financing at suitable rates of interest, if at all. In addition, there is no guarantee that we will be able to secure financing to permit us to pursue strategic acquisitions and investments. During the nine months ended March 31, 2005, we made advances under the Equity Line of Credit in the aggregate amount of $100,000 in exchange for issuing 172,881,526 shares of common stock to Cornell Capital. These advances were used to pay down our short-term note to Cornell Capital. Also during the nine months ended March 31, 2005, Hudson Street received $280,000 of membership cash distributions and $800,000 of net cash proceeds on the redemption of its partnership interest from Yorkville Advisors. We believe that our existing sources of liquidity including cash resources and cash provided by operating activities will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. We do not anticipate making any further advances under the Equity Line of Credit.


--------------------------------------------------------------------------------

      We had total liabilities of $10,576,877 as of March 31, 2005 versus $6,571,877 as of June 30, 2004. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                              Payments Due by Period (from March 31, 2005)
                                                  ---------------------------------------------------------------------
                                                                    1               2-3             4-5          After 5
Contractual Obligations                           Total        Year or Less        Years           Years          Years
-----------------------                           -----        ------------        -----           -----          -----

Notes Payable                                    $ 4,659,853     $ 4,282,846        $ 377,007      $      --       $     --
Floor Plan Inventory Loans                         1,069,800       1,069,800               --             --             --
Accounts Payable and Accrued Expenses              4,648,924       4,648,924               --             --             --
Other Current Liabilities                            198,300         198,300               --             --             --
                                                ------------     -----------        ---------       --------        -------
  Total Contractual Obligations                 $ 10,576,877     $10,199,870        $ 377,007       $     --        $    --
                                                ============     ===========        =========       ========        =======

         During the nine months ended March 31, 2005, the Company reduced its contractual obligations by $2,062,396 through cash payments. At March 31, 2005, we had a working capital deficiency of $4,045,052.

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

      In accordance with the terms of the Letter Agreement, we used $1,725,000 of the redemption proceeds received by Hudson Street to reduce our outstanding short-term obligation to Cornell Capital Partners, L.P. from $2,000,000 to $275,000, after paying extension and legal fees of $100,000.

      In addition, pursuant to the Letter Agreement, the promissory note was extended to June 30, 2005 and bears interest at a rate of 10% commencing February 10, 2005. Previously, the promissory note was non-interest bearing. The Company received $800,000 of cash proceeds from the redemption.

      The Letter Agreement also contemplated that Cornell Capital would convert the outstanding principal of, and accrued interest on, our 10% Debenture held by Cornell Capital, into shares of the Company's common stock. On May 12, 2005, Cornell Capital Partners, L.P. converted the balance of this obligation in the amount of $77,500 plus $40,526 of accrued interest at $.001 per share into 118,026,000 shares of common stock.

      Yorkville was the investment advisor to Cornell, which has been our major source of investment funding and a significant creditor of the Company.

      Below is a discussion of our sources and uses of funds for the nine months ended March 31, 2005:

Overall Net Change In Cash Flow For The Nine Months Ended March 31, 2005

      During the nine months ended March 31, 2005, our cash increased by $767,522. This net increase in cash was due to the approximate $3.1 million of net cash received from investing activities (including $543,800 of cash from PMIC's operations) increased by $600,000 of cash provided by continuing and discontinued operations reduced by $3 million of cash used to repay short-term and installment obligations.


--------------------------------------------------------------------------------

Net Cash Provided By (Used In) Operating Activities

      Net cash provided by operating activities was $350,000 for the nine months ended March 31, 2005 and was principally from the collection of accounts receivable and sales of PMIC inventory in excess of the payment of corporate overhead expense. Net cash used in operating activities was $765,000 for the nine months ended March 31, 2004 and was principally from a reduction in accounts payable in the amount of $434,000, and an increase in debt forgiveness income, offset by non-cash charges for depreciation and amortization, and debt discount expense.

Net Cash From (Used In) Investing Activities

      Cash provided from investing activities of $3.2 million for the nine months ended March 31, 2005 was attributable to $600,000 of cash from the consolidation of PMIC, $2.9 million of cash distributions and redemption proceeds from our partnership investment offset by $267,000 for the purchase of fixed assets and marketable investment securities. Cash used in investing activities for the nine months ended March 31, 2004 was $2.5 million, net of distributions, attributable to the purchase of our Yorkville Advisors partnership interest in January 2004.

Net Cash From (Used In) Financing Activities

      Net cash of $3 million used in financing activities for the nine months ended March 31, 2005 was for the repayment of our short-term and installment notes to Cornell Capital and others in the amount of $2.1million, the repayment of PMIC's Floor Plan Inventory loan in the amount of $1.1million reduced by an increase in restricted cash of $167,000. Net cash provided by financing activities in the amount of $3.4 million for the nine months ended March 31, 2004 was from proceeds on the issuance of common stock under our Equity Line of Credit in the amount of $1.0 million, proceeds in the amount of $3 million from our short term promissory note to Cornell Capital, offset by the repayment of short-term and installment notes in the amount of $600,000.

Off-Balance Sheet Arrangements

      There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

COMPANY QUARTERLY STOCK PRICE

Price Range of Common Stock

      Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC". As of May 1, 2005, there were 2,121,247,731 common shares outstanding and approximately 550 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

      The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                                    High Bid    Low Bid
                                                    --------    -------
Fiscal Year 2005
Quarter Ended March 31, 2005                        $ .0015     $ .0009
Quarter Ended September 30, 2004                     .00119       .0005
Quarter Ended December 31, 2004                        .002      .00038

Fiscal Year 2004
Quarter Ended September 30, 2003                    $  .007     $.00163
Quarter Ended December 31, 2003                      .00363      .00169
Quarter Ended March 31, 2004                          .0025      .00131
Quarter Ended June 30, 2004                           .0015      .00081


--------------------------------------------------------------------------------

      Such market quotations reflect the inter-dealer prices as reflected by the OTCBB without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

ITEM 3. CONTROLS AND PROCEDURES

      As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were as of March 31, 2005 effective in timely alerting the appropriate persons to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, during the fiscal quarter ended March 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS

      On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 between the Company and Mr. Li and Ms. Lee.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On December 27, 2004, Cornell Capital elected to convert $100,000 of outstanding principal of the 10% Debenture, at $.001 per share, into 100,000,000 shares of common stock. These shares were issued on March 2, 2005. We issued these shares relying upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended.

      On January 12, 2005, the Company's Board of Directors approved the issuance of 5,000,000 shares of restricted common stock to Hawk Associates valued at $.0015 per share, or $7,500 pursuant to the terms of Hawk Associates' service agreement with us. The shares were issued on February 4, 2005. We issued these shares relying upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended.

      On May 12, 2005, Cornell Capital elected to convert the balance of the 10% Debenture, in the amount of $77,500 of principal and $40,526 of accrued interest, at $.001 per share, into 118,026,000 shares of common stock. We issued these shares on May 12, 2005. No amount remains owed to Cornell Capital on this debenture. We issued these shares relying upon Rule 506 of Regulation D and
Section 18(b)(4)(D) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On November 22, 2004, the remaining $187,500 of principal of, plus accrued interest of $38,588 on the 10% Debenture matured.

      At March 31, 2005, $77,500 of principal and $40,526 of accrued interest remain outstanding on the 10% Debenture for which we were in default. On May 12, 2005, Cornell Capital elected to convert the balance of the 10% Debenture, in the amount of $77,500 of principal and $40,526 of accrued interest, at $.001 per share, into 118,026,000 shares of common stock. We issued these shares on May 12, 2005 No amount remains owed to Cornell Capital on this debenture. We issued these shares relying upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended.


--------------------------------------------------------------------------------

      PMIC has defaulted under its inventory financing facility with Textron, its mortgage loan with Wells Fargo Bank and its Small Business Administration Loan as discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements. In addition, all of PMIC's loan agreements contain provisions that provide the filing of a voluntary petition in bankruptcy is a default under the loans. However, under bankruptcy law, those provisions are unenforceable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      On May 10, 2005, PMIC terminated the Employment Agreements, dated December 30, 2004, among Pacific Magtron International Corp., Advanced Communications Technologies, Inc., and Encompass Group Affiliates, Inc. and each of Theodore S. Li and Hui Cynthia Lee for "cause" pursuant to the terms of the Employment Agreements. These Employment Agreements became effective contemporaneously with the sale of an aggregate of 6,454,300 shares of the common stock of the Company by Mr. Li and Ms. Lee, representing 61.56% of the then issued and outstanding common stock, to Advanced Communications Technologies, Inc. In addition to base salaries and other compensation, the Employment Agreements provided for payment of a signing bonus of $225,000 to each of Mr. Li and Ms. Lee on or before January 29, 2005. No part of these bonuses has been paid. On May 11, 2005, the Company filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the acquisition of the Stock of PMIC.

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

2.2                Stock Purchase Agreement, dated December 10, 2004, by   Incorporated by reference to Exhibit 2.1 to the
                   and among the Company, Theodore S. Li and Hui Cynthia   Company's Form 8-K filed with the SEC on
                   Lee                                                     December 14, 2004

3.1.1              Articles of Incorporation of Media Forum                Incorporated by reference to Exhibit 2.1 to the
                   International, Inc.                                     Company's Form S-8 filed with the SEC on
                                                                           February 9, 2000

3.1.2              Second Amendment to Articles of Incorporation of        Incorporated by reference to Exhibit 2.2 to the
                   Telenetworx, Inc.                                       Company's Form S-8 filed with the SEC on
                                                                           February 9, 2000

3.1.3              Third Amendment to Articles of Incorporation of Media   Incorporated by reference to Exhibit 2.3 to the
                   Forum International, Inc.                               Company's Form S-8 filed with the SEC on
                                                                           February 9, 2000

3.1.4              Fourth Amendment to Articles of Incorporation           Incorporated by reference to Exhibit 2.7 to the
                                                                           Form SB-2 filed with the SEC on March 5, 2002


--------------------------------------------------------------------------------

Exhibit No.        Description                                             Location
-----------        -----------                                             --------
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

3.2                Bylaws of the Company                                   Incorporated by reference to Exhibit 2.4 to the
                                                                           Company's Form S-8 filed with the SEC on
                                                                           February 9, 2000

10.1               6% Secured Convertible Promissory Note, dated           Incorporated by reference to Exhibit 2.4(i) to
                   December 30, 2004, issued to Theodore S. Li.            the Company's Form 8-K filed with the SEC on
                                                                           December 14, 2004

10.2               6% Secured Convertible Promissory Note, dated           Incorporated by reference to Exhibit 2.4(i) to
                   December 30, 2004, issued to Hui Cynthia Lee.           the Company's Form 8-K filed with the SEC on
                                                                           December 14, 2004

10.3               Custodial and Stock Pledge Agreement, dated December    Incorporated by reference to Exhibit 2.1 to the
                   30, 2004, among Advanced Communications Technologies,   Company's Form 8-K filed with the SEC on
                   Inc., Theodore S. Li and Hui Cynthia Lee, and Quarles   December 14, 2004
                   & Brady Streich Lang LLP.

10.4               Employment Agreement, dated December 30, 2004, among    Incorporated by reference to Exhibit 5.9(a) to
                   Pacific Magtron International Corp., Advanced           the Company's Form 8-K filed with the SEC on
                   Communications Technologies, Inc., Encompass Group      December 14, 2004
                   Affiliates, Inc., and Theodore S. Li.

10.5               Employment Agreement, dated December 30, 2004, among    Incorporated by reference to Exhibit 5.9(b) to
                   Pacific Magtron International Corp., Advanced           the Company's Form 8-K filed with the SEC on
                   Communications Technologies, Inc., Encompass Group      December 14, 2004
                   Affiliates, Inc., and Hui Cynthia Lee.

10.6               Indemnity Agreement, dated December 30, 2004, among     Incorporated by reference to Exhibit 2.4(i) to
                   Advanced Communications Technologies, Inc., Theodore    the Company's Form 8-K filed with the SEC on
                   S. Li and Hui Cynthia Lee.                              December 14, 2004

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

                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                     By:     /s/ Wayne I. Danson
                     Name:   Wayne I. Danson
                     Title:  President (Principal Executive Officer),
                             Chief Financial Officer
                             (Principal Accounting Officer) and Director
                     Date:   May 23, 2005


--------------------------------------------------------------------------------
                                       30