Form 10KSB
period 2005-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2005-10-03
CIK 1100820

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2005

                          Commission File No. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

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

                                      None

              Securities registered under Section 12(g) of the Act:

           Common Stock, No Par Value, 5,000,000,000 shares authorized

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No|_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes |_| No |X|

================================================================================

================================================================================


      The issuer's revenue for fiscal year ended June 30, 2005 was $7,521,723.

      The aggregate market value as of September 1, 2005 of the voting common equity held by non-affiliates is $1,962,155.



               APPLICABLE ONLY TO ISSUER'S INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING PRECEDING FIVE YEARS


      Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES ____ NO ____

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      As of September 1, 2005, there were 3,151,773,731 shares of the Company's no par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None




================================================================================

================================================================================


    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                                                                PAGE #S
                                                                                -------

PART I
   ITEM 1.   Description of Business............................................1-6
   ITEM 2.   Description of Property............................................6
   ITEM 3.   Legal Proceedings..................................................6
   ITEM 4.   Submission of Matters to a Vote of Security Holders................7

PART II
   ITEM 5.   Market For Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities...............8-9
   ITEM 6.   Management's Discussion and Analysis or Plan of Operation..........10-21
   ITEM 7.   Financial Statements...............................................22
   ITEM 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...........................................22
   ITEM 8A.  Controls and Procedures............................................22
   ITEM 8B.  Other Information .................................................22

PART III
   ITEM 9.   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act.........23-26
   ITEM 10.  Executive Compensation.............................................26-30
   ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....30-32
   ITEM 12.  Certain Relationships and Related Transaction......................32
   ITEM 13.  Exhibits...........................................................33-37
   ITEM 14.  Principal Accountant Fees and Services.............................38-39

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2005...........................F-1-F-22


================================================================================

================================================================================


      As  used  herein,  the  terms  the  "Company",   "Advanced  Communications
Technologies",   "we",   "us",   or  "our"  refer  to  Advanced   Communications
Technologies, Inc., a Florida corporation.



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


================================================================================

PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Advanced Communications Technologies, Inc. ("we," "us," "our," or the "Company") is a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), acquires and operates businesses that provide computer and electronics repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. Additionally, through our wholly-owned investment subsidiary, Hudson Street Investments, Inc. ("Hudson Street"), we seek to acquire minority investments in various privately-held profitable businesses.

      We are focused on becoming a full-service provider of repair, refurbishment and recycling services in the computer peripheral and consumer electronics market. We intend to provide single source life cycle management services for technology products to businesses and consumers worldwide.

The Business Of Cyber-Test, Inc.

      Cyber-Test, a Delaware corporation and wholly-owned subsidiary of Encompass, operates as an independent service organization. From its roots in the space industry more than 19 years ago, Cyber-Test provides board-level repair of technical products to third-party warranty companies, original equipment manufacturers ("OEMs"), national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as PDAs and digital cameras. Cyber-Test plans to offer repair and exchange services during fiscal 2006 on gaming products including Sony's PlayStation(TM), Microsoft's X-Box(TM) and Nintendo's Game Cube(TM) consoles. Programs are
delivered   nationwide  through   proprietary  systems  that  feature  real-time
electronic  data  interchange  ("EDI"),   flexible  analysis  tools  and  repair
tracking.


The Business Of Encompass Group Affiliates, Inc.

      Encompass, a Delaware corporation, and our wholly-owned subsidiary and principal operating unit, owns Cyber-Test, our core operating computer repair business. Encompass seeks to become a leader in the integrated technology and services industry through the acquisition of assets and companies in that industry, and then instilling sustainable growth skills as a core competency. Encompass is focused on eliminating the risks associated with environmental compliance in the e-Recycle industry by repairing, refurbishing, sorting and selling old components to specialized processors, such as smeltering plants.

The Business Of Hudson Street Investments, Inc.

      Hudson Street a Delaware corporation, and our wholly-owned investment subsidiary, was formed to purchase and hold minority investments in selected financial and technology-based businesses. In addition to holding securities in both private and public companies, Hudson Street owned a minority interest in Yorkville Advisors Management, LLC ("Yorkville Advisors"), a privately-owned investment management firm. During the fiscal year ended June 30, 2005, Hudson Street redeemed, in full, its interest in Yorkville Advisors.

      Through Hudson Street, we will continue to seek investments in high growth-potential businesses in a variety of industries.

The Business Of Pacific Magtron International Corporation, Inc.

      Pacific Magtron International Corporation, Inc. ("PMIC") together with its wholly-owned subsidiaries Pacific Magtron, Inc. ("PMI"), Pacific Magtron International (GA), Inc. ("PMIGA") and Live Warehouse, Inc. ("LWI"), is our 62% majority-owned subsidiary. PMIC's principal business consisted of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LWI sold consumer computer products through the Internet and distributed certain computer products to resellers. On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LWI filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada, (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14326 LBR".

      Due to the bankruptcy filing of PMIC and its subsidiaries on May 11, 2005, and as of that date, the Company is no longer able to exercise management control over PMIC's business operations. Consequently, as of June 30, 2005, the Company accounted for the investment in PMIC under the cost method of accounting. Because PMIC was unsuccessful in reaching an agreement with one of its secured creditors, on June 23, 2005 it ceased all business activities except those necessary to liquidate its remaining assets.

The Reverse Logistics And e-Recycle Industry

      The following Reverse Logistics and e-Recycle industry discussion is based on a report prepared by D.F. Blumberg & Associates published earlier this year relating to the 2004 calendar year:

      The $60 billion U.S. technology aftermarket services industry is highly fragmented and ripe for consolidation. The industry, known as "reverse logistics", encompasses all operations related to the reuse of products and materials, or the collection and disassembling process of used products, product parts, and/or materials in order to ensure an environmentally friendly recovery. The management of these operations is concerned with the care for products and materials after they have been used.

      The reverse logistics industry has seen a dramatic increase in demand for services such as technical support, repair, asset recovery, end-of-life product management, disposal and recycling. This rapidly emerging market is driven by environmental regulations, outsourcing trends, and accelerating product life cycles across numerous technologies.

      Electronic discards are among the fastest growing segments of our nation's waste stream and are increasingly being considered "toxic" waste when dumped into landfills. Industry estimates for the U.S. alone project that by 2006, more than 163,000 televisions and computers are expected to become obsolete every day. This translates into 3,500 tons of potentially hazardous material which would cost approximately $100 million a month to dispose of properly.

      Environmental concerns and regulatory momentum are contributing to rapid growth in the e-Recycle industry. Both producers and users of electronic products need a single source solution that efficiently disassembles this equipment and safely recovers the components for use in new material manufacturing.

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

      In addition to existing warranty service companies, traditional distribution logistics providers (such as UPS, Airborne Express, etc.) are also entering this industry. Ultimately, the success or failure of meeting warranty commitments will depend on the ability of the warrantor or its service provider to have the right component in the right place at the right time and the right skills to affect the necessary repair at the most cost-effective price.

Cyber-Test's Products and Services

      The following describes the individual components that make up the current Cyber-Test family of products and services.

      Repair and Exchange. Cyber-Test has offered board-level repair of technical products for more than 19 years, and offers service programs for equipment dealers, OEMs, extended warranty companies, retail outlets and end-users. The service programs include:

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

      o     large volume repair and refurbishment; and

      o     call center technical support.

      Cyber-Test's repair and exchange service is managed by a proprietary system designed and developed by the management team of Cyber-Test with software-tracking that allows customers or the call center function (whether it is onsite at Cyber-Test's facilities or at the customer's facility) to be able to track the repair status of the given unit, and provide a delivery date to the end-user, while allowing executives of Cyber-Test to manage the output volume and quality of the repair process.

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

      Call Center Technical Support. Cyber-Test offers partial or full (turnkey) Help Desk support through its Call Center. The Call Center has handled as many as 25,000 calls per month from its customers and currently averages approximately 5,000 calls per month. The Call Center has a greater than 50% phone-fix rate, which significantly reduces Cyber-Test's overall costs. Cyber-Test's Call Center is the sole technical help line for selected Xerox printers and fax machines.

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

      Cyber-Test also offers an "Advance Exchange" program, known as ADVANCEX(TM), which provides same day service to its customers on all products Cyber-Test repairs. With the ADVANCEX(TM) program, Cyber-Test can ship an equivalent-to-new ("ETN") replacement product directly to the customer if phone support fails to correct the problem. The customer then returns the defective unit to Cyber-Test for repair and refurbishment and subsequent use for another customer. Its proprietary systems allow the OEM to gather failure analysis and failure trends critical to the release of new products. This information is collected online, while Cyber-Test provides level II and III technical support directly to the customer. Its telephone support achieves a current phone fix-rate of more than 50%, saving OEMs millions of dollars per year in unnecessary product exchange. Cyber-Test has a same-day fulfillment up to 5:00 p.m. Eastern Time on all ADVANCEX(TM) products, and ships approximately 6,500 repaired units per month. The ADVANCEX(TM) program has resulted in decreased product returns and increased customer satisfaction.

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

      Many of Cyber-Test's competitors are larger in size and have greater financial and other resources than does Cyber-Test, such as Decision One, Depot America, Teleplan, DataTech America, and DEX.

      Cyber-Test also competes with manufacturers and OEMs that do their own repair work, as well as large distribution and logistics companies such as United Parcel Service and Airborne Logistics.

Customers

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

Company History

      We were incorporated in Florida on April 30, 1998 under the name Media Forum International, Inc. ("Media Forum"). We were inactive from April 1998 to June 1998, except for the issuance of founders' shares during such time period. On April 7, 1999, Advanced Communications Technologies, Inc., a Nevada corporation ("Advanced Communications (Nevada)") merged with and into us. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) received 90% of our outstanding common stock and we received all of Advanced Communications (Nevada)'s assets. These assets included all of the North and South American rights to market and distribute SpectruCell, a wireless software-defined radio ("SDR")-based communications platform under development in Australia by entities related to a founding shareholder, to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communications signals through one base station. We subsequently changed our name from Media Forum to Advanced Communications Technologies, Inc. Upon completion of the merger, we changed our trading symbol to "ADVC." As a result of the merger, Advanced Communications (Nevada) ceased to exist as a separate entity.

      In 2002, we closed operations relating to SpectruCell, significantly reduced our expenses, and shifted to a holding company structure, as it became uncertain whether SpectruCell's development would ever be completed and brought to market in the U.S. On December 17, 2003, we formed SpectruCell, Inc., a wholly-owned Delaware subsidiary, and transferred all of our rights in the SpectruCell technology to this subsidiary. SpectruCell, Inc. is presently inactive and the technology, to the best of our knowledge, has never been commercially developed and/or tested.

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

      On January 31, 2000, we acquired Smart Investments.com, Inc. through a stock exchange with Smart Investments' sole shareholder. Immediately upon completion of that acquisition, we elected successor issuer status in accordance with Rule 12g-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and consequently became a "reporting company" under the Exchange Act.

      On April 13, 2004, we formed Encompass Group Affiliates, Inc. ("Encompass"), a Delaware corporation, to be our wholly-owned subsidiary for the purpose of becoming our principal operating unit. Encompass is the direct parent company to Cyber-Test, Inc., our core operating business.

      On June 3, 2004, pursuant to the terms of an asset purchase agreement dated May 27, 2004, Encompass acquired 100% of the assets and core business of Cyber-Test, Inc. ("Cyber-Test"), a Delaware corporation, Upon consummation of the acquisition, Cyber-Test became the core operating business of Encompass with 85 employees and annual sales of approximately $6,000,000, at the time of acquisition. Cyber-Test, a 19 year old established electronic equipment repair company located in Longwood, Florida, specializes in the repair of computer peripheral products and provides a multitude of services that offer support at any level from repair, warranty exchange, to end-of-life product support to OEMs (Original Equipment Manufacturers), warranty companies, dealers and end-users.

Employees

      As of September 1, 2005, the Company had 100 full-time and 3 part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

      The  Company's  principal  executive  office is located  at 420  Lexington
Avenue, Suite 2738, New York, New York 10170. The Company, through a license agreement effective December 1, 2004 with Danson Partners, LLC, a party related to our chief executive officer, occupies a 499 square foot office facility having a monthly lease obligation of $1,478, as adjusted annually. Our license agreement is on a month-to-month basis and is at fair market rental.

      The Company's core operating business, Cyber-Test is located at 448 Commerce Way, Longwood, Florida 32750. This 29,000 square foot office/warehouse facility has a one-year triple net lease that commenced on August 1, 2004 and ended on July 31, 2005, and provides for two one year options at a monthly lease obligation of $13,900. Cyber-Test exercised its one year option and extended its lease to July 31, 2006. The lease is renewable on a year-to-year basis by providing written notice 60 days prior to the expiration of the then current term.

      The Company's principal operating unit, Encompass is located at 1600 California Circle, Milpitas, California 95035. Encompass leases 2,000 square feet of office space on a month-to-month basis for $2,000 per month. The lease commenced on July 1, 2005.


ITEM 3. LEGAL PROCEEDINGS

      The Company has been, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2005, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      On May 10, 2005, our majority-owned subsidiary, PMIC, terminated the employment agreements dated December 30, 2004 among PMIC, Encompass, us and each of Theodore S. Li and Hui Cynthia Lee (the "Employment Agreements') for "cause" pursuant to the terms of such agreements. The Employment Agreements became effective contemporaneously with the sale of an aggregate of 6,454,300 shares of the common stock of PMIC by Mr. Li and Ms. Lee, representing 61.56% of the then issued and outstanding common stock, to us. In addition to base salaries and other compensation, the Employment Agreements provided for payment of a signing bonus of $225,000 to each of Mr. Li and Ms. Lee on or before January 29, 2005. No part of these bonuses has been paid by PMIC. On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract, misrepresentation and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 between us and Mr. Li and Ms. Lee. On or about July 6, 2005, the defendants filed a motion for a more definite statement of our complaint. That motion remains under consideration by the court and discovery has not yet commenced.

      On February 5, 2004, we filed suit in Superior Court, Orange County, California against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions of such defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved as a result of such wrongful actions. In May and August 2004, the court entered default judgments in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing to determine the amount the Company was entitled to recover against the defendants in the action. In November 2004, the court entered a judgment in favor of the Company in the approximate amount of $8 million. The Company offset against the judgment approximately $2,847,000 of debt carried on its books as owing to one or more of the defendants. Because of the uncertainty of collecting the balance of the judgment or approximately $5.1 million, we have not recorded the unliquidated portion of the judgment receivable and the related income in the June 30, 2005 financial statements. Additional debt forgiveness income will be recorded in the period or periods in which collection or seizure of assets is made.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Price Range Of Common Stock

      Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC." As of September 1, 2005, there were 3,151,773,731 common shares issued and outstanding and approximately 505 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

      The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock, as reported by Bloomberg Financial Markets:

                                         High Bid   Low Bid
                                         --------   -------
      Fiscal Year 2005
      Quarter Ended September 30, 2004   $ .00119   $ .0005
      Quarter Ended December 31, 2004        .002    .00038
      Quarter Ended March 31, 2005          .0015     .0009
      Quarter Ended June 30, 2005           .0015     .0005

      Fiscal Year 2004
      Quarter Ended September 30, 2003   $   .007   $.00163
      Quarter Ended December 31, 2003      .00363    .00169
      Quarter Ended March 31, 2004          .0025    .00131
      Quarter Ended June 30, 2004           .0015    .00081


      Such market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

      We did not pay any dividends during fiscal 2005 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as our Board of Directors deems relevant.

Recent Sales Of Unregistered Securities

      All issuances of restricted stock have been valued based on the closing price of the stock as of the date the Company's Board of Directors approved the grant of shares of our common stock or under the terms of our Convertible Debentures.

      On June 28,  2005,  the  Board  of  Directors  approved  the  issuance  of
12,500,000 shares of common stock to Martin Nielson, our Senior Vice President-Acquisitions and director, pursuant to the terms of Mr. Nielson's deferred compensation provision of his June 24, 2004 employment contract as amended on June 1, 2005. These shares represent the earned portion of Mr. Nielson's deferred compensation arrangement, the cost of which has been amortized as deferred compensation expense in the amount of $250,000 in fiscal 2005. The shares were issued on July 1, 2005 to Mr. Nielson.

      On January 12, 2005, the Company's Board of Directors approved the issuance of 5,000,000 shares of restricted common stock to Hawk Associates valued at $.0015 per share, or $7,500 pursuant to the terms of Hawk Associates' service agreement with us. The shares were issued on February 4, 2005.

      With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) if the Securities Act of 1933 (the "Securities Act"). These offerings may have qualified for other exemptions as well. In each instance, the purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, the Company had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in
Regulation D under the Securities Act, which information was based on representations received from such investors, and otherwise had the requisite sophistication to make an investment in the Company's securities.

Issuer Purchases of Equity Securities

      We did not make any purchases of equity securities during the fiscal year ended June 30, 2005.

Selected Financial Data

      The following selected financial data is derived from, and should be read in, conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-KSB. Our financial statements for the years ended July 31, 2005, 2004 and 2003 were audited by Weinberg & Company, P.A.

                                                    For the Years Ended June 30,
                                       ---------------------------------------------------
                                             2005               2004              2003
                                       ---------------    ---------------    -------------

Sales                                  $     7,521,723    $       605,468    $          --
Cost of Sales                                4,879,081            400,265               --
Gross Profit                                 2,642,642            205,203               --
Operating Expenses                           4,449,536            788,261        1,216,776
Operating (Loss)                            (1,806,893)          (583,058)      (1,216,776)
Income (Loss) from Investments                (474,893)           439,999               --
Other Income (Expense)                       2,741,327            618,879         (652,255)
Income (Loss) Before Income Taxes              459,541            475,820       (1,869,031)
Provision for Income Taxes                          --                 --               --
(Loss) from Discontinued Operations,
  Net of minority interest                  (1,195,374)                --               --
Net Income (Loss)                             (735,833)           475,820       (1,869,031)
Net Income (Loss) Per Share:
  Basic and Diluted                    $           .00    $           .00    $        (.01)
Weighted Average Shares:
  Basic and Dilutive                     2,072,211,255      1,084,885,437      152,960,499
                                       ===============    ===============    =============

Cash                                   $       836,876    $     1,193,170    $      22,527
Working Capital (Deficiency)                  (139,363)        (2,197,667)      (4,044,795)
Total Assets                                 4,970,038          7,996,339           70,748
Total Liabilities                            2,043,949          6,571,877        6,030,922
Stockholders' Equity (Deficiency)            2,926,089          1,424,462       (5,960,174)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties including the use of words such as "estimates," "expects," "anticipates," "believes," "intends," "will," "seek" and other similar expressions, are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties.

General

      We are a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), acquires and operates businesses that provide computer and electronics repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. Additionally, through our wholly-owned investment subsidiary, Hudson Street Investments, Inc. ("Hudson Street"), we seek to acquire minority investments in various privately-held, profitable businesses.

      We have three principal means of diversifying and growing our business, each of which is designed to give shareholders a strong value driver. As described further below, Encompass, our principal operating subsidiary, intends to acquire synergistic companies in support of its technology services strategy. Until February 2005, Hudson Street was a minority partner in the management firm of an institutional investment company. Through Hudson Street, we may seek opportunities to make minority investments in publicly and privately held companies in technology and other diverse industries.

      Although we believe we can continue to grow through strategic acquisitions, there is no guarantee as to when, if ever, we would identify prospective acquisitions or complete such strategic acquisitions. Appropriate acquisition candidates may require more resources than are available to us. Additionally, in the event we consummate an acquisition, there is no guarantee such acquisition would be successful.

Encompass' Strategy - Integrated Technology Life Cycle Services

      Our wholly-owned subsidiary and principal operating unit Encompass, is the operating company through which we expect to grow and implement our strategy in the technology services industry. This industry, often broadly referred to as Reverse Logistics, consists of companies that provide repair and upgrade services, new and used parts in support of the repair and upgrades, return services from resellers or for products no longer needed by the original users (often called asset recovery), refurbishment and resale services, and ultimately recycling or disposal services. These services and processes are part of the end-of-life-cycle for technology products, and are the opposite of "supply chain services"..

      This industry is a highly fragmented, yet according to a report published by D.F. Blumberg & Associates earlier this year relating to 2004, its sales volumes account for more than $60 billion in sales in the United States market each year.

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

      The candidate companies that we have been pursuing for acquisition must demonstrate the following minimum financial and business criteria: i) obvious commercial synergies; ii) share our vision for the industry opportunity; iii) strong financial position-cash and other current assets, little or no debt, and strong cash flow; iv) accretive within the first year; v) superior growth prospects; vi) corporate culture and management team highly compatible with ours; vii) proprietary technologies or other superior differentiation strategic fit; viii) satisfactory owners' background checks; and ix) if applicable, Sarbanes-Oxley compliant. These criteria represent our business philosophy of acquiring financially strong, self-sufficient enterprises that will not depend on or require our financial support to operate and grow their business.

      Cyber-Test is an electronic equipment repair company and is our principal service business. A 19 year old company, Cyber-Test was acquired to be the platform from which our services business would expand. Cyber-Test's technicians are highly skilled at performing board-level repair for nearly all types of integrated circuit board products and in the timely and efficient repair of various consumer electronics. It is our expectation that this technical proficiency, combined with Cyber-Test's operational systems and blue-chip customer base will provide us with a suitable base for growth both by organic means and by acquiring complementary repair companies.

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

Fiscal Year Ended June 30, 2005 Compared To Fiscal Year Ended June 30, 2004

Overall Results Of Operations

      During the fiscal year ended June 30, 2005, Cyber-Test, our core operating business unit continued to increase both revenue and profits, earning record revenues and strong profits of approximately $382,000 on sales of $7.5 million. Cyber-Test's net income was augmented by $194,000 of net investment income and $2.8 million of forgiveness of debt income as a result of a favorable judgment against our former CEO and his related entities that allowed us to discharge these obligations. However, we experienced a setback with our acquisition of PMIC which experienced a swift downturn in its financial condition and results of operations in the third and fourth quarters ultimately resulting in the Chapter 11 bankruptcy filing of PMIC and its subsidiaries, our filing of a federal lawsuit against the former shareholders and officers of PMIC for misrepresentation and breach of contract and the write-off of our entire investment in PMIC in the amount of $669,000. Because we owned a controlling interest in PMIC prior to the May 11, 2005 bankruptcy filing, our statement of operations includes the results of PMIC for the four and one-half month period of our equity ownership, January 1, 2005 through May 10, 2005. This loss of $1.2 million is shown as a Loss from Discontinued Operations, net of minority interest on our Statement of Operations... In addition to the one-time charge of $1.9 million attributable to our ownership and investment in PMIC, our consolidated results of operations also include $475,000 of compensation expense attributable to executive and director stock grants and bonus.

      During the fiscal year ended June 30, 2004, our financial results reflect an overall profit of $476,000 or $.00 per share which was a substantial increase of $2,345,000 from the net loss of $1,869,000 or $(.012) per share for the fiscal year ended June 30, 2003. The substantial turnaround in net earnings for the fiscal year ended June 30, 2004 was attributable to management's successful efforts in restructuring and settling substantially all of our obligations, significantly reducing our ongoing operating and interest costs and generating a source of ingoing earnings and cash flow through the purchase of an interest in a profitable financial services business and the purchase of Cyber-Test, our core operating business. Of the $2,345,000 increase in net income, $781,000 is a result of us negotiating and settling a majority of our accounts payable and other liabilities at a substantial discount which generated forgiveness of indebtedness income along with a $919,000 reduction in interest expense, lawsuit settlements and operating expense. An additional $440,000 of net investment income was also realized.

Overall Net Income (Loss) For The Year Ended June 30, 2005

      For the fiscal year ended June 30, 2005, our financial results reflect an overall loss of $736,000 or $.00 per share which was a decrease of $1,212,000 from the net profit of $476,000 or $.00 per share for the fiscal year ended June 30, 2004. Our overall consolidated net loss was principally the result of reporting a $1.2 million loss from the discontinued operations of our 62% owned subsidiary, PMIC plus the $669,000 write-off of our investment in PMIC. Total consolidated net other income of $2.3 million was primarily attributable to forgiveness of debt income. The components of our consolidated net loss for the fiscal year ended June 30, 2005 as compared with the components of our consolidated net income for the fiscal year ended June 30, 2004 is described below

Summary Of Results Of Operations

                                                               Fiscal Year Ended        Period to Period
                                                                    June 30,                % Change
                                                            ------------------------    ----------------
                                                                2005          2004
                                                            -----------    ---------

Net income from Cyber-Test operations                       $   381,760    $      --                 -- %
Net income from investments                                     193,941      439,999                (55)%
Write-off of investment in PMIC                                (668,834)          --                 -- %
Parent company and Encompass overhead                        (2,188,653)    (583,058)               279 %
Net interest expense                                           (106,184)    (162,059)               (34)%
Forgiveness of debt                                           2,847,511      780,938                265)%
                                                            -----------    ---------    ----------------
Consolidated net income from continuing operations          $   459,541    $ 475,820                 (3)%
Net (loss) from PMIC operations, net of minority interest    (1,195,374)          --                 -- %
                                                            -----------    ---------    ----------------
Consolidated net (loss) income                                 (735,833)     475,820                 -- %
                                                            ===========    =========    ================


Overview Of Fiscal Year 2005 Results

      For the fiscal year ended June 30, 2005, we realized consolidated net income from continuing operations of $459,000 compared with net income of $476,000 for the fiscal year ended June 30, 2004, or a 3% decrease. The fiscal year ended June 30, 2005 is the first full fiscal year reflecting the results of Cyber-Test's operating business. During this period, Cyber-Test recorded record sales of $7.5 million relating to the repair, service and warranty and exchange of various office equipment, PDAs, laptop computers, monitors and multi-functional units. Gross margin was 35%. Cyber-Test's net profit from operations of $382,000 or 5.1% of sales was slightly below its net profit percentage as compared to the previous nine-month results. Cyber-Test continues to shift its sales mix from the repair of core products such as fax machines, printers and multifunction machines to PDA and laptop repair.


      For the fiscal year ended June 30, 2005, we reported a consolidated loss from continuing operations before other income of $1.8 million because of consolidated corporate overhead costs at the parent and Encompass levels in the net amount of $2.2 million versus a $583,000 loss from continuing operations before other income for the fiscal year ended June 30, 2004. Included in these overhead costs is $374,000 of non-cash charges for depreciation and amortization. Our consolidated loss from continuing operations was offset by $2.9 million of other investment and forgiveness of debt income.

Revenue

      Consolidated revenue for the fiscal year ended June 30, 2005 was $7.5 million as compared to revenue of $605,000 for the fiscal year ended June 30, 2004. All revenue was entirely attributable to Cyber-Test's operations for the full fiscal year ended June 30, 2005 and for the one-month period from June 3 through June 30, 2004. All revenue was generated from the repair and service of office equipment and computer peripheral products, extended warranty sales and the sale of used electronic parts.

Gross Profit

      Consolidated gross operating margin for the fiscal year ended June 30, 2005 was 35% from Cyber-Test's operations. Cyber-Test's gross profit percentage remained consistent throughout the year and dipped slightly overall from a gross margin of 37% for the one-month period in fiscal 2004. The decrease in gross margin is due to the change in product mix during the year from the higher margin service and repair of printers and fax machines to lower margin, higher volume service and repair of laptops and PDAs.

Operating Expenses

      Consolidated operating expenses for the fiscal year ended June 30, 2005 and 2004 were $4.4 million and $788,000, respectively, representing a $3.6 million increase from the fiscal year ended June 30, 2004. This increase was primarily attributable to an increase in selling, general and administrative costs of $3.3 million due to the addition of the Encompass and Cyber-Test operations and an increase of $183,000 in professional and consulting expense from the fiscal year ended June 30, 2004. Consolidated depreciation and amortization expense for the fiscal year ended June 30, 2005 increased by $145,000 to $374,000 from $229,000 for the fiscal year ended June 30, 2004 due to deferred commitment fees and financing costs being fully amortized in fiscal year 2004 and the amortization of deferred compensation and deferred financing fees in the amount of $355,000 and depreciation on property and equipment in the amount of $19,000 for the fiscal year ended June 30, 2005.

      Consolidated other general and administrative expenses amounted to $3.6 million for the fiscal year ended fiscal year ended June 30, 2005, which was a $3.3 million increase from the comparative prior period due, in part, to an increase in compensation related expenses in the amount of $805,000 and Cyber-Test's operating business overhead during the fiscal year ended June 30, 2005. Such overhead expenses include the overhead operation and cost associated with employing approximately 100 employees and operating an office and service/repair facility in Florida.

Other Income (Expenses)

      During the fiscal year ended June 30, 2005, we realized $2.3 million of consolidated net other income of which $2.8 million was attributable to debt forgiveness income resulting from the favorable judgment against our former CEO and related entities that allowed us to discharge these obligations. This item of income was offset, in part, by net interest expense of $106,000. We also realized $385,000 of investment income from our partnership investment in Yorkville Advisors, which was offset, in part, by a $191,000 loss on redemption of our partnership interest. In addition, consolidated net other income was reduced by a one-time charge of $669,000 representing the complete write-off of our stock investment in PMIC.

      During the fiscal year ended June 30, 2004, we realized $1,059,000 of net other income due to the favorable results of our investment in Yorkville Advisors, which generated $440,000 of net income and $781,000 of forgiveness of indebtedness income generated from the successful settlement, at a discount, of certain of our debts. These items were offset, in part by, net interest expense of $162,000 attributable to $69,000 of accrued interest on our 10% Secured Convertible Debentures, the remaining 5% Convertible Debentures and the 8% Note Payable and $93,000 of debt discount expense treated as interest attributable to the beneficial conversion feature of our 10% Secured Convertible Debentures, net of $725 of interest income

      Overall consolidated net interest expense decreased by $56,000 to $106,000 from $162,000 for the fiscal year ended June 30, 2005 because of the substantial reduction in interest-bearing debt in fiscal 2005 compared to fiscal 2004.


Significant Accounting Policies

      Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the fiscal year ended June 30, 2005, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

Revenue Recognition

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the fiscal year ended June 30, 2005.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

Liquidity And Capital Resources

      We have financed our acquisitions and investments principally with short-term borrowings through our Equity Line of Credit with Cornell Capital Partners, L.P. ("Cornell Capital") and cash received in exchange for the issuance of 4,200 shares of our Series A Convertible Preferred Stock to Cornell Capital. We have funded our ongoing operations through cash distributions and redemption proceeds received from (i) our investment in an investment management partnership, and (ii) working capital generated by Cyber-Test. Our cash and cash equivalents totaled $836,876 at June 30, 2005.

      We have been exploring various alternative sources of financing to reduce our reliance on the Equity Line of Credit with Cornell Capital and the dilutive effect such facility has on our stock price. We have had various discussions with banking institutions and other institutional investors to secure up to a $30 million acquisition debt facility to be used by us for the purpose of acquiring private and/or public companies in the technology and service industry that we believe will be compatible with our business and accretive to our results of operations. We have recently engaged a New York based investment banking firm to assist us in securing an acquisition debt facility and/or long-term strategic equity investors, for the purpose of providing us with acquisition funds and funds for ongoing working capital needs and a planned recapitalization of our common and preferred stock. Although we and our investment bankers intend to find alternative financing to our Equity Line of Credit, there can be no assurance that we will be able to find investors or lenders that would provide us with financing at suitable valuations or rates of interest, if at all. In addition, there is no guarantee that we will be able to secure financing to permit us to pursue strategic acquisitions and investments.

      On November 22, 2002, we entered into a Securities Purchase Agreement with Cornell Capital, whereby we agreed to issue and sell a $250,000 10% Secured Convertible Debenture. The Secured Convertible Debenture had a term of two years and is convertible into shares of common stock at a conversion price equal to $.001 per share. The Secured Convertible Debenture accrued interest at a rate of 10% per year and is convertible at the holder's option. On November 22, 2004 and December 27, 2004, Cornell Capital elected to convert, at $.001 per share, $10,000 and $100,000 of principal and $2,000 of accrued interest, respectively, into 112,000,000 shares of common stock. On February 11, 2005, Cornell Capital indicated its intention to convert the balance of the convertible note, in the amount of $77,500 of principal at $.001 per share, into common stock. On May 12, 2005, Cornell Capital converted the $77,500 plus $40,526 of accrued interest at $.001 per share into 118,026,000 shares of common stock. No amount remains owed to Cornell Capital on the Secured Convertible Debenture.

      In conjunction with our acquisition of the Cyber-Test business, we issued 4,200 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") having a liquidation value of $1,000 per share, to Cornell Capital. During fiscal 2005, a portion of these shares was transferred by Cornell Capital to unrelated parties. Holders of the Series A Preferred Shares are entitled to receive cash dividends on a cumulative basis, in arrears, at the annual rate of 5% when and if a dividend is scheduled by our Board of Directors. The Series A Preferred Shares are convertible, in whole or in part, on or after May 21, 2005 into shares of common stock at the fixed price of $.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. The Series A Preferred Shares are nonvoting and redeemable at the option of the Company, in whole or in part, at any time at a 20% premium to liquidation value. At June 30, 2005, no Series A Preferred Shares had been converted into common stock.

      In conjunction with our license of certain intangible assets, we issued 300 shares of nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares"), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms of the Series A Preferred Shares. On June 23, 2005, holders of 200 shares of Series B Convertible Preferred stock elected to convert $200,000 of preferred stock at a price of $.0005 per share into 400,000,000 shares of common stock. At June 30, 2005, 100 shares of Series B Convertible Preferred stock remain outstanding.

      During the fiscal year ended June 30, 2005, we made advances under the Equity Line of Credit in the aggregate amount of $100,000 in exchange for issuing 172,881,526 shares of common stock to Cornell Capital. These advances were used to pay down our short-term note to Cornell Capital. We entered into the $30 million Equity Line of Credit facility with Cornell Capital in July 2003. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically issue and sell to Cornell Capital shares of common stock for a total purchase of $30 million. The amount of each advance is subject to an aggregate monthly maximum advance amount of $2 million in any 30-day period. Cornell Capital will purchase the shares of common stock for a 9% discount to the lowest closing bid price of our common stock during the five trading days after a notice date. Cornell Capital intends to sell any shares under the Equity Line of Credit at the then prevailing market price.

      Also during the fiscal year ended June 30, 2005, Hudson Street received $280,000 of membership cash distributions and $800,000 of net cash proceeds on the redemption of its partnership interest from Yorkville Advisors. Our existing sources of liquidity including cash resources and cash provided by operating activities will not provide us with sufficient resources to meet our present and future working capital and cash requirements for the next 12 months. Consequently, we and our investment banker are actively pursuing a short-term bridge facility in the amount of up to $750,000 to provide us with the necessary working capital over the next 12 months in the event we fail to secure a suitable acquisition and working capital debt facility. We do not anticipate making any further advances under the Equity Line of Credit.

      We had total liabilities of $2,043,949 as of June 30, 2005 versus $6,571,877 as of June 30, 2004. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                 Payments Due by Period (from June 30, 2005)
                                        ------------------------------------------------------------
                                                           1           2-3         4-5      After 5
Contractual Obligations                   Total      Year or Less     Years       Years      Years
-------------------------------------   ----------   ------------   ---------   ---------   --------

Notes Payable                           $1,225,395   $  1,020,028   $ 205,367   $      --   $     --
Accounts Payable and Accrued Expenses      818,554        818,554          --          --         --
Other Current Liabilities                       --             --          --          --         --
                                        ----------   ------------   ---------   ---------   --------
  Total Contractual Obligations         $2,043,949   $  1,838,581   $ 205,367   $      --   $     --
                                        ==========   ============   =========   =========   ========


      During the fiscal year ended June 30, 2005, the Company reduced its contractual obligations by $2,233,416 through cash payments. At June 30, 2005, we had a working capital deficiency of $139,363.

      On February 11, 2005,Hudson Street, our wholly-owned subsidiary became entitled to receive a distribution of $2,625,000 from Yorkville Advisors
Management, LLC ("Yorkville") in exchange for all of Hudson Street's Preferential Rights Membership Interest in Yorkville, pursuant to the terms of Yorkville's Limited Liability Company Agreement, as amended. In connection with the above arrangements, we entered into a Letter Agreement, dated February 11, 2005, with Cornell Capital (the "Letter Agreement"), whereby Cornell Capital agreed to extend and set the maturity date of a past-due non-interest bearing Promissory Note, in the original principal amount of $3,000,000, issued by us to Cornell Capital on January 23, 2004 (the "Cornell Capital Note").

      In accordance with the terms of the Letter Agreement, we used $1,725,000 of the redemption proceeds received by Hudson Street to reduce our outstanding short-term obligation to Cornell Capital from $2,000,000 to $275,000, after paying extension and legal fees of $100,000.

      In addition, pursuant to the Letter Agreement, the Cornell Capital Note was extended to June 30, 2005 and bears interest at a rate of 10% commencing February 10, 2005. Previously, the Cornell Capital Note was non-interest bearing. We received $800,000 of cash proceeds from the redemption. The short-term interim Cornell Capital Note in the amount of $275,000 is currently in default.

      Yorkville was the investment advisor to Cornell Capital and has been our major source of investment funding and one of our significant creditors.

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2005 and 2004 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Below is a discussion of our sources and uses of funds for the fiscal year ended June 30, 2005:

Overall Net Change In Cash Flow For The Fiscal Year Ended June 30, 2005

      During the fiscal year ended June 30, 2005, our cash decreased by $356,294. The net decrease in cash was due to the Company using $2.2 million of cash to repay short-term and installment debt obligations and $900,000 of net cash used in operating activities offset, in part, by the approximate $2.7 million of net cash that we received from investing activities.

Net Cash (Used In) Operating Activities

      Net cash used in operating activities was $875,933 and $829,775 for the fiscal years ended June 30, 2005 and June 30, 2004, respectively. Net use of cash in operating activities for the fiscal year ended June 30, 2005 was principally from net income of $459,541 increased by an increase in accounts payable of $220,212 and offset by net non-cash income and charges of $1,563,710 attributable to depreciation, amortization, stock issued for services, the write off our investment in PMIC, forgiveness of debt income and net partnership income. The use of cash in operating activities for the fiscal year ended June 30, 2004 was principally from net income of $475,820 offset by a reduction in accounts payable in the amount of $419,696, and an increase in debt forgiveness income offset by non-cash charges for amortization and debt discount expense in the net aggregate amount of $458,083.

Net Cash From (Used In) Investing Activities

      Cash provided from investing activities of $2.7 million for the fiscal year ended June 30, 2005 was attributable to $2.9 million of cash distributions and redemption proceeds from our partnership investment offset by $285,000 for the purchase of fixed assets and marketable investment securities. Cash used in investing activities for the fiscal year ended June 30, 2004 was $5,176,000 and was attributable to the Company's investment in a partnership for $2,670,000 reduced by $335,000 of cash distributions from this partnership investment and our purchase of the Cyber-Test business, net of cash acquired, in the amount of $2,841,000.

Net Cash From (Used In) Provided by Financing Activities

      Net cash of $2.2 million used in financing activities for the fiscal year ended June 30, 2005 was for the repayment of our short-term and installment notes to Cornell Capital and others in the amount of $2,233,000 offset by $70,000 of proceeds from Cyber-Test's capital lease. Net cash of $7,177,000 provided by financing activities for the fiscal year ended June 30, 2004 was from net proceeds of $513,000 from the sale of shares of the Company's common stock to Cornell Capital, under the Company's Equity Line of Credit facility, proceeds of $3,000,000 from the issuance of a short-term promissory note to Cornell Capital, and net proceeds of $3,756,500 from the issuance of shares of the Company's Series A Convertible Preferred Stock to Cornell Capital offset by the repayment of short-term and installment debt in the amount of $93,000.

Off-Balance Sheet Arrangements

      There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. The Company does not have any non-consolidated special purpose entities.

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

We Have A History Of Losses, And May Incur Additional Losses

      We are a holding company with a limited history of operations. We achieved profitability for the first time in fiscal year 2004. While we have achieved profitability in the prior year, we cannot be sure that we will maintain revenue sufficient for us to be profitable in future years. For the fiscal year ended 2005, we incurred an overall net loss of $735,833.

We Will Need Additional Capital

      To pursue our growth objectives, we will need additional capital, which may not be available to us. This may delay or inhibit our progress in achieving our goals.

      We will require funds in excess of our existing cash resources:

            o to seek out and find investment opportunities in high growth-potential companies;

            o to acquire the assets or stock of technology-related companies in the reverse logistics arena;

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

New Equity Financing Could Dilute Current Stockholders

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

The Loss Of Any One Of Cyber-Test's Key Customers Could Have A Material Adverse Effect On Our Business

      Cyber-Test relies heavily on the business of a few key customers. While all these key customers are contractually committed to purchase parts or service from Cyber-Test, these contracts are terminable within 60 to 90 days. If any one (or all) of these key customers terminates its relationship with Cyber-Test, it could have a material adverse effect on our business.

We And Our Subsidiaries Operate In Competitive Industries

      Cyber-Test's business is highly competitive. Cyber-Test competes with companies that provide repair services for office equipment and computer peripheral products, with companies that supply parts and consumables to end-users and repair companies of such equipment and products, and with resellers of such equipment and products.

      Competition within the office equipment and computer peripheral products service and repair industry is based on quality of service, depth of technical know-how, price, availability of parts, speed and accuracy of delivery, and the ability to tailor specific solutions to customer needs. Many of Cyber-Test's competitors are larger in size and have greater financial and other resources than Cyber-Test, such as Decision One, Depot America, Teleplan, DataTech America, and DEX. Cyber-Test also competes with manufacturers and OEMs that do their own repair work, as well as large distribution and logistics companies such as United Parcel Service and Airborne Logistics.

      Management believes Cyber-Test has a competitive advantage over many of its competitors, but Cyber-Test's ability to maintain such competitive advantage is dependent upon many variables, including its ability to successfully attract and retain technicians that are capable of performing repair on all brands and models of office equipment and computer peripherals at prices which remain competitive. We can provide no assurances that Cyber-Test will continue to have the resources to successfully compete in the technology repair service industry.

Our Business Could Suffer If There Is A Prolonged Economic Downturn

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

Fluctuations In The Price Or Availability Of Office Equipment Parts And Computer Peripheral Products Could Materially Adversely Affect Us

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

We Could Be Materially Affected By Turnover Among Our Service Representatives

      Cyber-Test depends on its ability to identify, hire, train, and retain qualified service personnel as well as a management team to oversee the services that Cyber-Test provides. A loss of a significant number of these experienced personnel would likely result in reduced revenues for Cyber-Test and could materially affect our business. Cyber-Test's ability to attract and retain qualified service representatives depends on numerous factors, including factors that Cyber-Test cannot control, such as conditions in the local employment markets in which it operates. We cannot provide any assurances that Cyber-Test will be able to hire or retain a sufficient number of service representatives to achieve its financial objectives.

To Service Our Indebtedness, We Will Require A Significant Amount Of Cash; Our Ability To Generate Cash Depends On Many Factors Beyond Our Control

      Our ability to make payments on our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and anticipated borrowings from banks and other lending institutions will be adequate to meet our future liquidity needs for at least the next twelve (12) months.

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

We Have A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2005 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

      We had a working capital deficit of $139,363 as of June 30, 2005, which means that our current liabilities exceeded our current assets by $139,363. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2005 were not sufficient to satisfy all of our current liabilities on that date.

Our Independent Auditors Have Added A Going Concern Opinion To Our Financial Statements, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2005 and 2004 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Could Fail To Attract Or Retain Key Personnel

      Our success largely depends on the efforts and abilities of key executives, including Mr. Wayne Danson, our President, Chief Executive Officer and Chief Financial Officer, Mr. Martin Nielson, our Senior Vice President-Acquisitions and Ms. Lisa Welton, our President and Chief Executive Officer of Cyber-Test. The loss of the services of Mr. Danson, Mr. Nielson or Ms. Welton could materially adversely affect our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management's attention away from operational issues. We maintain a $2,000,000 key-man life insurance policy for each of Mr. Danson, Mr. Nielson and Ms. Welton.

Risks Related To Our Stock

The Future Conversion Of Our Outstanding Series A And B Convertible Preferred Stock Will Cause Dilution To Our Existing Shareholders, Which Means That Our Per Share Income And Stock Price Could Decline

      The issuance of shares upon any future conversion of the outstanding Series A Convertible Preferred Stock and B Convertible Preferred Stock will have a dilutive impact on our stockholders. We currently have $4,300,000 of outstanding shares of Series A Convertible Preferred Stock and B Convertible Preferred Stock that are convertible into shares of our common stock. Both the Series A Convertible Preferred Stock and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price is equal to or greater than $.01 per share at the time of conversion, the Series A Convertible Preferred Stock and B Convertible Preferred Stock would be convertible into an aggregate of 430,000,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 430,000,000. If such conversions had taken place at $0.001, our recent stock price, then holders of our Series A Convertible Preferred Stock and B Convertible Preferred Stock would have received 4,300,000,000 shares of our common stock. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.


The Conversion Of Our Series A Convertible Preferred Stock Could Cause A Change Of Control

      The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. Cornell Capital Partners, L.P. holds $2,700,000 of our Series A Convertible Preferred Stock, which if converted at current prices would result in the issuance of up to 2,700,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own approximately 37% of our then outstanding shares of Common Stock, computed based on 5,000,000,000 shares that are currently authorized to be issued. In such event, Cornell Capital Partners, L.P. would be our largest shareholder and would be able to exercise control of us by electing directors, increasing the number of authorized shares of common stock that we could issue or otherwise.

The Price of Our Common Stock May Be Affected By A Limited Trading Volume And May Fluctuate Significantly

      There is a limited public market for our common stock, and there can be no assurance that an active trading market will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks:

      o     have a price of less than $5.00 per share;

      o     are not traded on a "recognized" national exchange;

      o are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      o include stock in issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements required by item 7 are included in this Annual Report on Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING

      None.

ITEM 8A. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

      As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the June 30, 2005 fiscal year, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

      There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange
Act) during our fourth fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth the names and ages of our current directors and executive officers, and their principal offices. Our executive officers are elected annually by the Board of Directors and serve terms of one year or until their death, resignation or removal by the Board of Directors. Our directors serve one-year terms until their successors are elected. There are no family relationships or understandings between any of the directors and executive officers. In addition, except for the arrangement with Mr. Nielson, as described in Mr. Nielson's profile set forth below, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

      Our directors and executive officers are as follows:

Name and Address                Age   Position
-----------------------------   ---   --------------------------------------

Wayne I. Danson                  52   President, Chief Executive Officer,
420 Lexington Avenue                  Chief Financial Officer and Director
New York, NY 10170

Dr. Michael Finch                57   Director
37 Walnut Street
Wellesley, MA 02481

Jonathan J. Lichtman             53   Secretary and Director
120 Palmetto Park Road
Boca Raton, FL 33432

Martin Nielson                   53   Senior Vice President-Acquisitions and
420 Lexington Avenue                  Director
New York, NY 10170

Randall Prouty                   53   Director
420 Lexington Avenue
New York, NY 10170

Wilbank J. Roche                 59   Director
520 South Sepulveda Boulevard
Los Angeles, CA 90049


      The directors named above will serve until the next annual meeting of our shareholders or until their successors shall be elected and accept their positions.

      Wayne I. Danson, President, Chief Executive Officer, Chief Financial Officer and Director. Mr. Danson has served as our Chief Financial Officer since December 1, 1999, as a Director since January 3, 2000, as President since April 30, 2002, and was appointed Chief Executive Officer on June 7, 2005. Mr. Danson also serves as Chairman of the Board of Encompass. Mr. Danson has served as an officer and director of certain subsidiaries of Pacific Magtron International Corporation, Inc. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was co-head and Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

      Martin Nielson, Senior Vice President-Acquisitions, Director. Mr. Nielson was appointed Senior Vice President-Acquisitions in June 2004 and Director in August 2004. Mr. Nielson also serves as Chief Executive Officer of Encompass, our wholly-owned subsidiary and principal operating unit. Mr. Nielson has served as President, Chief Executive Officer and director of Pacific Magtron International Corporation, Inc. and also has served as an officer and director of certain subsidiaries of Pacific Magtron International Corporation, Inc. From 2003 until his appointment to the foregoing offices, he was Chairman of Innova Holdings, Inc. (formerly known as Hy-Tech Technology Group, Inc.). He also served as Chairman of Inclusion Technologies, Inc. from 2000 to 2002. Since 1994, he has been the Chairman and Chief Executive Officer of Altos Bancorp, Inc., a privately-held mergers and acquisition company. In 1991, Mr. Nielson was founder and Chief Executive Officer of The Business Superstore, an office supply and computer superstore/telesales company in London that merged with Office World in 1993. In 1982, Mr. Nielson was part of the founding team and served until 1991 as Vice President of Businessland, Inc., a New York Stock Exchanged listed computer and networking reseller. From 1972 until 1981, Mr. Nielson was employed as a senior officer of The Gap Stores. Mr. Nielson graduated from San Jose State University with a BS in business management with a concentration in mathematics and engineering, and attended San Francisco State University's Graduate School of Business with a concentration in operations research.

      Jonathan J. Lichtman, Secretary and Director. Mr. Lichtman has served as a Director and Secretary since November 9, 1999 and is currently a partner with the Boca Raton law firm of Levinson & Lichtman, LLP, where he specializes in structuring corporate and partnership transactions, including real estate syndications. Mr. Lichtman is also currently a general partner of several real estate partnerships in New York, North Carolina and Florida. Prior to forming Levinson and Lichtman LLP, Mr. Lichtman was an attorney with English, McCaughan and O'Bryan, PA, where he performed legal work for domestic and international clients, as well as real estate partnerships and development. Mr. Lichtman obtained his J.D. degree, cum laude, from Syracuse University College of Law and his LLM degree in taxation from the University of Miami School of Law. He is also a certified public accountant and is licensed to practice law in Florida and New York.

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

Other Significant Employees

      Lisa A. Welton, President and Chief Executive Officer of Cyber-Test, Inc. and Executive Vice President of Encompass Group Affiliates, Inc. From 1990 to June 3, 2004, Ms. Welton served as President and Chief Executive Officer of Cyber-Test, where she was responsible for overseeing the company's operational, marketing, contractual, and communications efforts, including business development and growth. Upon our acquisition of Cyber-Test's assets, Ms. Welton was appointed to the same offices and given the same responsibilities with Cyber-Test. Ms. Welton was appointed Executive Vice President of Encompass in June 2004 and assists in the overall vision and implementation of the business. From 1987 to 1989, Ms. Welton served as the National Director of Business Development for Charlan Brock and Associates, an International architectural firm specializing in hotels and high-end custom home developments, where she secured architectural contracts for the firm's clients in the United States and Europe. From 1985 to 1987, Ms. Welton was Senior Account Manager at Robison, Yesawich and Pepperdine, an advertising and public relations firm, where she coordinated hotel property grand openings and all subsequent press events. Ms. Welton graduated from the University of Wisconsin with a BS degree in advertising and marketing.

      Thomas Sutlive, Vice President of Cyber-Test, Inc. From August 1995 to June 3, 2004, Mr. Sutlive was employed by Cyber-Test, where he served as Vice President, since January 2004, and was responsible for the overall service structure and establishment of purchasing policies and procedures. Upon our acquisition of Cyber-Test's assets, Mr. Sutlive was appointed to the same offices and given the same responsibilities with Cyber-Test. Prior to Mr. Sutlive's appointment to Vice President, he served as Cyber-Test's Director of Operations from September 1999 to January 2004 and Purchasing Manager from August 1995 to September 1999. From 1989 to 1995, Mr. Sutlive was Lead Electric Technician with Sprague Electric, where he handled the operational readiness of specialized precision manufacturing equipment. Mr. Sutlive previously held the position of Systems Analyst with Dyncorp, a defense contractor, where he was responsible for generating failure analyses for naval missile tracking systems. Mr. Sutlive earned a bachelors degree from the University of Georgia and served six honorable years with the United States Navy.

Meetings And Committees Of The Board Of Directors

      Our business affairs are managed under the direction of the Board of Directors. During the fiscal year ended June 30, 2005, our Board of Directors held four (4) meetings and took action by written consent three (3) times. During the fiscal year ended June 30, 2005, all of the directors attended all of the Board of Directors meetings that were held.

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

      The Board of Directors also has established an Acquisitions Committee and a SpectruCell Committee. Messrs. Prouty, Danson, Lichtman and Roche currently serve on the Acquisitions Committee and Messrs. Prouty, Danson, Lichtman, Roche and Finch serve on the SpectruCell Committee, which will address and make all decisions relating to SpectruCell matters.

Audit Committee Financial Expert

      Our Audit Committee does not currently have an "audit committee financial expert" as defined under Item 401(e) of Regulation S-B. Our Board of Directors is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert and who would be independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A.

Corporate Governance

      In April 2004, we established a Code of Business Conduct and Ethics (the "Code"), applicable to all of our employees, including our principal executive, accounting and financial officers, which states that we are committed to the highest standards of legal and ethical conduct. This Code sets forth our policies with respect to the way we conduct ourselves individually and operate our business. The provisions of this Code are designed to deter wrongdoing and to promote honest and ethical conduct among our employees, officers and directors. The Code is attached hereto as Exhibit [14.1] and can also be found on our corporate website at www.advancedcomtech.net. We will satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, any provision of our Code by posting such information on our corporate website. We will provide a copy of the Code, without charge, upon request. You may request a copy of the Code by writing to the Company's corporate office located at 420 Lexington Avenue, Suite 2739, New York, NY 10170.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange requires that our directors and executive officers and any persons who own more than ten percent of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors and executive officers during the fiscal year ended June 30, 2005 were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table shows all cash compensation accrued and/or paid by us to our two executive officers, as well as certain other compensation paid or accrued, for the fiscal years ended June 30, 2005, 2004 and 2003. Mr. Nielson became an executive officer in June 2004. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

                                                                                   Long-Term Compensation
                                                                       -------------------------------------------------
                                     Annual Compensation                        Awards            Payouts
                              -----------------------------------      ------------------------   -------
                                                         Other         Restricted                                All
                                                        Annual           Stock         Options/     LTIP        Other
                              Salary        Bonus    Compensation       Award(s)         SARs     Payouts   Compensation
Name and                      -------      -------   ------------      ----------      --------   -------   ------------
Principal Position     Year    ($)           ($)          ($)             ($)            (#)        ($)          ($)
--------------------   ----   -------      -------   ------------      ----------      --------   -------   ------------

Wayne I. Danson,       2005   215,000      125,000         22,476(3)      140,000
President, CEO & CFO   2004   150,000           --          9,122(1)           --            --        --             --
                       2003   190,138(2)        --             --              --            --        --             --

Martin Nielson,        2005   225,000       15,000             --         125,000(4)
Sr. VP-Acquisitions    2004    16,667       15,000             --              --            --        --             --
                       2003        --           --             --              --            --        --             --

------------
(1) Represents reimbursement of out-of-pocket expenses, net of a $35,000 write-off, received by Mr. Danson through Danson Partners, LLC, an entity owned and operated by Mr. Danson.

(2) Represents accrued fees and out-of-pocket expenses. Mr. Danson received $3,000 in cash and $1,000 in stock for fiscal 2003 services rendered.

(3)   Represents reimbursement of out-of-pocket expenses.

(4) Represents 12,500,000 shares of common stock valued at $.01 per share earned by Mr. Nielson pursuant to the deferred compensation provision of his June 24, 2004 employment contract, as amended.

      We have no stock options, SAR or other bonus arrangements for our employees and/or directors. During the fiscal year ended June 30, 2005, all decisions concerning executive compensation were made by our Compensation Committee.

Employment Agreements

      On June 7, 2005, the Company entered into a Services Agreement (the "Services Agreement") with Wayne I. Danson and Danson Partners, LLC , a limited liability company of which Mr. Danson is a principal ("DPL").

      Under the Services Agreement, DPL will provide Mr. Danson's services to the Company and Mr. Danson will serve as Chief Executive Officer, President and Chief Financial Officer of the Company. In addition, the Company will take all necessary action to cause Mr. Danson to continue as a member of the Company's Board of Directors, and, if elected, Mr. Danson will continue to serve as a director of the Company. The Services Agreement further provides that, at the request of the Company's Board of Directors, Mr. Danson also will serve as a director or officer of any subsidiary of the Company without additional compensation. The Services Agreement is effective as of January 1, 2005 and expires on the second anniversary thereof unless earlier terminated in accordance with its terms.

      Under the Services Agreement, the Company will pay DPL an annual base fee of $250,000. Pursuant to the Services Agreement, DPL is also entitled to (i) a cash bonus of $250,000, including $50,000, which was paid in July 2004 and $75,000, which was paid in January 2005 with the remaining $125,000 to be earned as of August 1, 2005 and paid on or before August 31, 2005 (this remaining amount has not been paid as of the date of this report), and (ii) a share bonus of 200,000,000 fully vested shares of the Company's Common Stock issued contemporaneously with the execution of the Services Agreement. Mr. Danson has entered into a Lock-Up Agreement with the Company in connection with the issuance of the share bonus. For each fiscal year or portion therefore during the term of the Services Agreement, the Company may pay to DPL an annual performance bonus, in cash and/or restricted shares of Common Stock, in an amount determined at the sole discretion of the Compensation Committee, taking into account such factors as it considers appropriate, including but not necessarily limited to, Mr. Danson's contribution to the Company's consolidated net earnings and stock appreciation during such fiscal year. In addition, the Company may grant cash bonuses, restricted shares of Common Stock, or options to DPL in consideration for Mr. Danson's services, with a vesting schedule and other terms established by the Company's Compensation Committee in its sole discretion. Neither Mr. Danson nor DPL will receive additional consideration for Mr. Danson's service as a director of the Company. Under the Services Agreement, the Company is obligated to provide a $2,000,000 term life insurance policy on Mr. Danson, the beneficiary of which will be Mr. Danson's wife, and to insure Mr. Danson under a $2,000,000 key man life insurance policy, the beneficiary of which will be the Company.

      The Company may terminate the Services Agreement for "cause" or in the event that Mr. Danson becomes "Permanently Disabled." The Services Agreement automatically terminates upon Mr. Danson's death. In the event that the Company terminates the Services Agreement without cause or Mr. Danson or DPL terminate the Services Agreement for "Good Reason," the Company shall pay to DPL (i) any accrued annual base fees and reimbursements for business expenses incurred prior to the termination date and any unpaid bonus fees for a prior fiscal year, which amounts will be payable in a lump sum no later than 30 days after the termination date, and (ii) a severance payment equal to the annual base fee for the twelve-month period immediately following the termination date, payable in a lump sum within 30 days of the termination date if Mr. Danson or DPL terminates the Services Agreement for "Good Reason" or in twelve equal monthly installments if the Company terminates the Services Agreement without cause. If within three months prior to, or twelve months following, a "Change of Control," (i) the Company terminates the Services Agreement without cause or (ii) Mr. Danson or DPL terminate the Services Agreement for certain occurrences constituting "Good Reason," the severance payment will be increased to an amount which, when added to the annual base fees paid to DPL from the date of the "Change in Control" to the termination date, if any, equals 299% of the amount of annual base fees which would have been payable to DPL during the twelve-month period immediately following the termination date and will be payable in a lump sum within 30 days of the last to occur of the termination date or the "Change in Control," and (y) all unvested stock options or stock awards held by either DPL or Mr. Danson will immediately become accelerated and vested.

      Under the Services Agreement, the following terms have the meanings specified below:

      o "cause" means (i) any act or omission by Mr. Danson that constitutes malfeasance, misfeasance or nonfeasance in the course of his duties thereunder, or in the judgment of the Board of Directors, Mr. Danson has been grossly negligent (including habitual neglect of duties), incompetent or insubordinate in carrying out his duties thereunder,
            (ii) a material breach of the Services Agreement by DPL or Mr. Danson that is not cured within ten (10) days of receipt of notice thereof, (iii) Mr. Danson's or DPL's breach of a fiduciary duty owed to the Company or its affiliates, or (iv) Mr. Danson's or DPL's conviction of, or pleading nolo contendere to, a criminal offense or crime constituting a misdemeanor or felony, or conviction in respect to any act involving fraud, dishonesty or moral turpitude (other than minor traffic infractions or similar minor offenses);

      o "Permanently Disabled" means becomes disabled or incapacitated as determined under the Company's Long Term Disability Policy, whether or not such Policy covers Mr. Danson, or, in the event the Company does not have a Long Term Disability Policy at the relevant time, Mr. Danson's inability to fully perform his duties and responsibilities thereunder to the full extent required by the Company by reason of illness, injury or incapacity for 120 consecutive days or for more than six months during any twelve month period;

      o "Good Reason" means the occurrence of any of the following without Mr. Danson's consent: (i) a material reduction in Mr. Danson's duties or authority, or a change in reporting relationship which requires Mr. Danson to report to any person or persons other than the Board of Directors or a Committee of the Board, (ii) a requirement that Mr. Danson be relocated to an office outside of the New York City metropolitan area, (iii) a reduction in the Base Fees, or (iv) the Company is a party to a merger or consolidation in which it is not the surviving entity, and the surviving or new entity does not undertake to assume and perform the Company's obligations under the Services Agreement; and

      o     "Change in Control" means any one of the following:

            (i) Any "person" as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than the Company, officers and directors of the Company as of the date of the Services Agreement and certain other persons or entities) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty five percent (25%) or more of the combined voting power of the Company's then outstanding securities;

            (ii) The share owners of the Company approve a merger or consolidation of the Company with any other company that results in a change of ownership of more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

            (iii) The share owners of the Company  approve a plan of liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or

            (iv) The Current Director Group constitutes less than 50% of the members of the Board of Directors.

            Notwithstanding the foregoing, a "Change in Control" shall not include any transaction under subparagraphs (ii) or (iii) unless Mr. Danson and DPL have voted their shares of the Company against such transaction, or any triggering change in the Current Director Group under subparagraph (iv), unless Mr. Danson, as a Director, shall not have had a vote with respect to, or shall have voted against, the members whose addition to the Board of Directors subsequent to the effective date causes the Current Director Group to "constitute less 50% of the members of the Board."

      In connection with the execution of the Services Agreement, the Consulting Agreement in effect between Mr. Danson and the Company prior to June 7, 2005 expired. The Consulting Agreement initially covered the period September 1, 2000 through August 31, 2001 and was orally extended through December 31, 2001.
Effective  January 1, 2002,  Mr. Danson  agreed to orally extend the  Consulting
Agreement through December 31, 2003 at a monthly rate of $12,500, plus reimbursement for reasonable out of pocket expenses. On January 1, 2004, Mr. Danson agreed to extend his oral agreement indefinitely. While the Consulting Agreement was in effect, the Company provided Mr. Danson with a $2,000,000 life insurance policy for his benefit and also insured Mr. Danson under a $2,000,000 key man life insurance policy for the benefit of the Company.

      On June 24, 2004, the Company entered into a two year employment agreement with Martin Nielson, our Senior Vice President-Acquisitions (the "Nielson Agreement"). Under the terms of the Nielson Agreement, Mr. Nielson is employed as Encompass' President and Chief Executive Officer and a Senior Vice President-Acquisitions of the Company. Mr. Nielson is entitled to a $200,000 annual salary and the right to earn up to 50,000,000 shares of our restricted common stock valued at $.01 per share, or $500,000, to vest over a two-year period. Mr. Nielson is also entitled to receive an Incentive Bonus determined at the discretion of our Compensation Committee based on his contribution to our overall performance as well as a bonus based on the overall separate business and financial performance of Encompass and its wholly-owned operating subsidiaries. In addition, we have provided Mr. Nielson with a $1 million life insurance policy for his benefit and also insure Mr. Nielson under a $2 million key man life insurance policy. If Mr. Nielson's employment with us terminates for any reason other than by us for "cause," Mr. Nielson is entitled to receive an additional amount of base salary equal to the amount of base salary Mr.
Nielson would have received during the six (6) month period immediately following the date of his termination. The severance payment is payable in cash in equal monthly installments of the first business day of each month during the six (6) month period immediately following the date of his termination. Under Mr. Nielson's employment agreement, "cause" means the following: (i) any act or omission by Mr. Nielson that constitutes malfeasance, misfeasance or nonfeasance in the course of his duties, or in the judgment of our Board of Directors or our Chief Executive Officer, Mr. Nielson has been grossly negligent (including habitual neglect of duties), incompetent or insubordinate in carrying out his duties, (ii) a material breach by Mr. Nielson of his employment agreement that is not cured within ten (10) days of receipt of notice thereof, (iii) Mr. Nielson's breach of a fiduciary duty owed to us or our affiliates, or (iv) Mr. Nielson's conviction of, or pleading nolo contendere to, a criminal offense or crime constituting a misdemeanor or felony, or conviction in respect to any act involving fraud, dishonesty or moral turpitude (other than minor traffic infractions or similar minor offenses).

      Mr. Nielson's contract was amended effective June 1, 2005 to provide that Mr. Nielson's annual compensation for fiscal 2005 and 2006 will be $225,000 and $175,000, respectively.

      The Company recorded $250,000 of amortization expense for the fiscal year ended June 30, 2005 in connection with the issuance of 12,500,000 shares of common stock that vested on July 1, 2005 under Mr. Nielson's employment agreement.

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

Compensation Of Directors

      Our directors did not receive any cash or stock compensation for their services as a director in fiscal 2004 or 2003, but were reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director. Under NASDAQ Rules and Regulations, each of the independent directors is entitled to $25,000 in cash compensation, payable $6,250 per quarter of services rendered. In fiscal 2005, each of the independent directors received $18,750 in cash compensation, payable $6,250 per quarter of service. Messer. Prouty received an additional $5,000 for serving as Chairman of the Compensation Committee. As of June 30, 2005, each independent director is owed $6,250, or $25,000 in the aggregate, for director services rendered during the three months ended June 30, 2005. These fees have not yet been paid. In addition, on June 29, 2005, each independent director received 75,000,000 shares of common stock having a value of $52,500 as compensation for prior services rendered. The stock grants were made under the Company's 2005 Stock Plan. Each independent director entered into a Lock-Up Agreement with the Company with respect to such stock grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table contains information about the beneficial ownership of our common stock as of September 1, 2005 for:

      o any person, who at June 30, 2005 owned more than five percent (5%) of our common stock;

      o     each of our directors;

      o each of our executive officers named in the Summary Compensation Table in Part III - Item 10. Executive Compensation of this Annual Report on Form 10-KSB; and

      o     all directors and executive officers as a group.

      Unless otherwise indicated, the address for each person or entity named below is c/o Advanced Communications Technologies, Inc., 420 Lexington Avenue, Suite 2738, New York, NY 10170.

      Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 3,151,773,731 shares of common stock outstanding as of September 1, 2005.

                                                           Common Stock
                                                       Beneficially Owned
                                                  ----------------------------
Name/Title                                           Number         Percent(1)
-----------------------------------------------   -------------     ----------

Wayne I. Danson, President, CEO, CFO & Director     248,658,832(2)        7.89%

Martin Nielson, Sr. VP-Acq. & Director               22,500,000              *

Jonathan J. Lichtman, Secretary & Director          105,710,334(3)        3.35%

Dr. Michael Finch, Director                          75,591,334            2.4%

Randall Prouty, Director                             88,527,080           2.81%

Wilbank Roche, Director                              93,507,143           2.97%

David G. Boshart                                    555,124,500(4)       17.61%
                                                  -------------     ----------
  Total                                           1,189,619,223          37.74%
                                                  =============     ==========
All Executive Officers and Directors as a
Group (6 persons)                                   634,494,723          20.13%
                                                  =============     ==========
------------
(1) Percentage of outstanding shares is based on 3,151,773,731 shares of common stock outstanding as of September 1, 2005, together with shares deemed beneficially owned by each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Includes 63,308,832 shares beneficially owned by Mr. Danson's affiliated entity and spouse. Excludes 16,500,000 shares held by Mr. Danson's adult children. Mr. Danson has no beneficial ownership in these shares.

(3) Excludes 396,666 shares held by various family trusts. Mr. Lichtman has no beneficial ownership in these shares.

(4) Includes shares owned in trust for Mr. Boshart's adult child and shares held by tenants in common with Mr. Boshart's brother and sister.

 *    Less than 1%.


      Although pursuant to the terms of our Series A Convertible Preferred Stock issued to Cornell Capital and other investors (the "Holders"), the Holders are not permitted to own more than 9.99% of our outstanding common stock at any one time, the Holders are permitted to waive such restriction, which waiver is effective on the 61st day after delivery of the waiver to us. Accordingly, there are a sufficient number of shares of our common stock issuable under the outstanding Series A Convertible Preferred Stock, such that by delivering such waiver the Holders could affect a change of control of the Company on or after the 61st day following delivery.

Existing Stock Compensation Plans

      The following table sets forth information as of June 30, 2005 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

                                                                                            Number of securities
                                                                                           remaining available for
                                                                                            future issuance under
                                         Number of securities to     Weighted-average        equity compensation
                                         be issued upon exercise     exercise price of        plans (excluding
                                         of outstanding options,   outstanding options,    securities reflected in
             Plan Category                 warrants and rights      warrants and rights          column (a))
--------------------------------------   -----------------------   ---------------------   -----------------------
                                                   (a)                      (b)                      (c)
Equity compensation plans approved by
security holders                                               0                       0                         0

Equity compensation plans not approved
by security holders (1)                               37,500,000   $                0.01               200,000,000
                                         -----------------------   ---------------------   -----------------------

Total                                                 37,500,000   $                0.01               200,000,000
                                         =======================   =====================   =======================

------------

(1) Pursuant to the terms of Mr. Nielson's employment agreement, Mr. Nielson is entitled to receive 50,000,000 shares of the Company's restricted common stock, priced at $.01 per share, of which (i) 12,500,000 shares vested on July 1, 2005; and (ii) 37,500,000 shares will fully vest on July 1, 2006, provided that Mr. Nielson is then employed by the Company. The 12,500,000 shares were issued to Mr. Nielson on July 1, 2005. The terms of Mr. Nielson's employment agreement are discussed in more detail under Part III - Item 10. Executive Compensation - Employment Agreements.

(2) Pursuant to the Company's 2005 Stock Plan, 200,000,000 shares of the Company's common stock remain available for issuance as incentive stock options or as nonqualified stock options. A description of the 2005 Stock Plan is set forth in Note 11(E) of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Jonathan J. Lichtman, Secretary and a director of the Company, is a partner at Levinson & Lichtman, LLP, a law firm in Boca Raton, FL that the Company retained to provide legal services during fiscal years 2005 and 2004. The Company paid Levinson & Lichtman, LLP, $45,705 and $0 in cash and stock, respectively during fiscal 2005, and $93,612 and $105,000 in cash and stock, respectively, during fiscal 2004 for legal services rendered. As of June 30, 2005, the Company owes Levinson & Lichtman, LLP $340 in cash for current legal services.

      Wilbank Roche, a director of the Company, is a partner at Roche & Holt, a law firm in Los Angeles, CA that the Company retained to provide legal services during fiscal years 2005 and 2004. The Company paid Roche & Holt $31,177 and $0 in cash and stock, respectively during fiscal 2005, and $56,392 and $50,000 in cash and stock, respectively, during fiscal 2004 for legal services rendered. As of June 30, 2005, the Company had no amounts owed to Roche & Holt.

      During the fiscal year ended June 30, 2005, the Company paid Mr. Prouty $20,073 in cash for past services rendered. As of June 30, 2005, the Company had no amounts owed to Mr. Prouty.

      During the fiscal year ended June 30, 2004, the Company engaged the services of Dr. Michael Finch, a director, to evaluate certain third party software programs and proposed business and investment candidates. The Company incurred $10,000 of expenses to Dr. Finch for his services, of which $6,666 was paid as of June 30, 2004. The balance of $3,334 was paid to Dr. Finch during fiscal 2005. As of June 30, 2005, the Company had no amounts owed to Dr. Finch.

      The Company, through a license agreement effective December 1, 2004 with Danson Partners, LLC, a party related to our chief executive officer, occupies a 499 square foot office facility at 420 Lexington Avenue, New York, NY 10170, having a monthly lease obligation of $1,478, as adjusted annually. The Company's license agreement is on a month-to-month basis and is at fair market rental.

ITEM 13. EXHIBITS


Exhibit No.   Description                                            Location (1)
-----------   ---------------------------------------------------    -----------------------------------------

2.1           Asset Purchase Agreement dated May 27, 2004, by        Incorporated by reference to Exhibit 10.1
              and between Cyber-Test, Inc., a Delaware               to the Company's Form 8-K filed with the
              corporation, and Cyber-Test, Inc., a Florida           SEC on June 18, 2004
              corporation.

2.2           Stock Purchase Agreement, dated as of December         Incorporated by reference to Exhibit 4.1
              10, 2004, among Advanced Communications                to the Company's Form 8-K filed with the
              Technologies, Inc., Theodore S. Li and Hui             SEC on December 14, 2004
              Cynthia Lee.

3(I)(a)       Articles of Incorporation of Media Forum               Incorporated by reference to Exhibit 2.1
              International, Inc.                                    to the Company's Form S-8 filed with the
                                                                     SEC on February 9, 2000

3(I)(b)       Second Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 2.2
              of Telenetworx,  Inc.                                  to the Company's Form S-8 filed with the
                                                                     SEC on February 9, 2000

3(I)(c)       Third Amendment to Articles of Incorporation of        Incorporated by reference to Exhibit 2.3
              Media Forum International, Inc.                        to the Company's Form S-8 filed with the
                                                                     SEC on February 9, 2000

3(I)(d)       Fourth Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 2.7
                                                                     to the Form SB-2 filed with the SEC on
                                                                     March 5, 2002

3(I)(e)       Fifth Amendment to Articles of Incorporation           Incorporated by reference to Exhibit 2.8
                                                                     to the Form SB-2 filed with the SEC on
                                                                     July 16, 2003

3(I)(f)       Sixth Amendment to Articles of Incorporation           Incorporated by reference to Exhibit
                                                                     3.1.6 the Company's Form 10-KSB filed
                                                                     with the SEC on November 3, 2004

3(I)(g)       Seventh Amendment to Articles of Incorporation         Incorporated by reference to Exhibit
                                                                     3.1.7 the Company's Form 10-KSB filed
                                                                     with the SEC on November 3, 2004

3(II)         Bylaws of the Company                                  Incorporated by reference to Exhibit 2.4
                                                                     to the Company's Form S-8 filed with the
                                                                     SEC on February 9, 2000

4.1           6% Secured Convertible Promissory Note, dated          Incorporated by reference to Exhibit 10.1
              December 30, 2004, issued to Theodore S. Li.           to the Company's Form 8-K filed with the
                                                                     SEC on January 5, 2005

4.2           6% Secured Convertible Promissory Note, dated          Incorporated by reference to Exhibit 10.2
              December 30, 2004, issued to Hui Cynthia Lee.          to the Company's Form 8-K filed with the
                                                                     SEC on January 5, 2005

4.3           Secured Convertible Debenture                          Incorporated by reference to Exhibit
                                                                     10.21 to the Company's Form 10-KSB filed
                                                                     with the SEC on December 6, 2002

4.4           Securities Purchase Agreement, dated November          Incorporated by reference to Exhibit
              2002, by and among Advanced Communications             10.19 to the Company's Form 10-KSB filed
              Technologies, Inc. and Buyers.                         with the SEC on December 6, 2002

4.5           Investor Registration Rights Agreement, dated          Incorporated by reference to Exhibit
              November 2002, by and among Advanced                   10.20 to the Company's Form 10-KSB filed
              Communications Technologies, Inc. and Investors.       with the SEC on December 6, 2002

4.6           Escrow Agreement, dated November 2002, by and          Incorporated by reference to Exhibit
              among Advanced Communications Technologies,            10.22 to the Company's Form 10-KSB filed
              Inc., Buyers, and Wachovia Bank, N.A.                  with the SEC on December 6, 2002

4.7           Irrevocable Transfer Agent Instructions, dated         Incorporated by reference to Exhibit
              November 2002                                          10.23 to the Company's Form 10-KSB filed
                                                                     with the SEC on December 6, 2002


4.8           Security Agreement, dated November 2002, by and        Incorporated by reference to Exhibit
              among Advanced Communications Technologies,            10.24 to the Company's Form 10-KSB filed
              Inc. and Buyers                                        with the SEC on December 6, 2002


4.9           6% Senior Unsecured Promissory Note, in the            Incorporated by reference to Exhibit 10.2
              original principal amount of $547,000 issued on        to the Company's Form 8-K filed with the
              June 3, 2004 by Cyber-Test, Inc., a Delaware           SEC on June 18, 2004
              corporation, in favor of Cyber-Test, Inc., a
              Florida corporation.

4.10          Escrow Agreement, dated June 3, 2004, by and           Incorporated by reference to Exhibit 10.3
              between Cyber-Test, Inc., a Delaware                   to the Company's Form 8-K filed with the
              corporation, and Cyber-Test, Inc., a Florida           SEC on June 18, 2004
              corporation.

4.11          Amendment No. 1 to 6% Unsecured Promissory Note        Incorporated by reference to Exhibit
              dated August 10, 2004.                                 10.35 to the Company's Form 10-KSB filed
                                                                     with the SEC on November 3, 2004

4.12          Form of Exchange Agreement, dated June 24,             Incorporated by reference to Exhibit
              2004, by and among Advanced Communications             10.40 to the Company's Form 10-KSB filed
              Technologies, Inc. and certain debenture               with the SEC on November 3, 2004
              holders of Hy-Tech Technology Group, Inc.

4.13          Escrow Agreement dated May 28, 2004 by and             Incorporated by reference to Exhibit
              among Advanced Communications Technologies,            10.42 to the Company's Form 10-KSB filed
              Inc., Buyers and Butler Gonzalez, LLP, Escrow          with the SEC on November 3, 2004
              Agent.

4.14          Investment Agreement dated May 28, 2004 by and         Incorporated by reference to Exhibit
              between Advanced Communications Technologies,          10.43 to the Company's Form 10-KSB filed
              Inc. and Cornell Capital Partners, LP.                 with the SEC on November 3, 2004

4.15          Registration Rights Agreement dated May 28,            Incorporated by reference to Exhibit
              2004 by and between Advanced Communications            10.44 to the Company's Form 10-KSB filed
              Technologies, Inc. and Cornell Capital                 with the SEC on November 3, 2004
              Partners, LP.

10.1          Custodial and Stock Pledge Agreement, dated            Incorporated by reference to Exhibit 10.3
              December 30, 2004, among Advanced                      to the Company's Form 8-K filed with the
              Communications Technologies, Inc., Theodore S.         SEC on January 5, 2005
              Li and Hui Cynthia Lee, and Quarles & Brady
              Streich Lang LLP.

10.2          Employment Agreement, dated December 30, 2004,         Incorporated by reference to Exhibit 10.4
              among Pacific Magtron International                    to the Company's Form 8-K filed with the
              Corporation, Inc., Advanced Communications             SEC on January 5, 2005
              Technologies, Inc., Encompass Group Affiliates,
              Inc., and Theodore S. Li.

10.3          Employment Agreement, dated December 30, 2004,         Incorporated by reference to Exhibit 10.5
              among Pacific Magtron International                    to the Company's Form 8-K filed with the
              Corporation, Inc., Advanced Communications             SEC on January 5, 2005
              Technologies, Inc., Encompass Group Affiliates,
              Inc., and Hui Cynthia Lee.

10.4          Indemnity Agreement, dated December 30, 2004,          Incorporated by reference to Exhibit 10.6
              among Advanced Communications Technologies,            to the Company's Form 8-K filed with the
              Inc., Theodore S. Li and Hui Cynthia Lee.              SEC on January 5, 2005

10.5*         Form of Grant Instrument under Advanced                Incorporated by reference to Exhibit 10.1
              Communications Technologies, Inc. 2005 Stock           to the Company's Form 8-K filed with the
              Plan for Non-Employee Director.                        SEC on July 6, 2005

10.6*         Form of Lock-Up Agreement for Executive                Incorporated by reference to Exhibit 10.2
              Officer/Director of Advanced Communications            to the Company's Form 8-K filed with the
              Technologies, Inc.                                     SEC on July 6, 2005

10.7*         Form of Grant Instrument under Advanced                Incorporated by reference to Exhibit 10.3
              Communications Technologies, Inc. 2005 Stock           to the Company's Form 8-K filed with the
              Plan for Executive Officer/Employee.                   SEC on July 6, 2006

10.8*         Services Agreement entered into on June 7, 2005        Incorporated by reference to Exhibit 10.1
              by and among Advanced Communications                   to the Company's Form 8-K filed with the
              Technologies, Inc., Wayne I. Danson and Danson         SEC on July 13, 2005
              Partners, LLC.

10.9          Equity Line of Credit Agreement dated July             Incorporated by reference to Exhibit
              2003, by and between Cornell Capital Partners,         10.13 to the Company's Form SB-2 filed
              LP and Advanced Communications Technologies,           with the SEC on July 16, 2003
              Inc.

10.10         Registration Rights Agreement dated July 2003,         Incorporated by reference to Exhibit
              by and between Advanced Communications                 10.14 to the Company's Form SB-2 filed
              Technologies, Inc. and Cornell Capital                 with the SEC on July 16, 2003
              Partners, LP.

10.11         Placement Agent Agreement dated July 2003, by          Incorporated by reference to Exhibit
              and between Advanced Communications                    10.15 to the Company's Form SB-2 filed
              Technologies, Inc. and Westrock Advisors, Inc.         with the SEC on July 16, 2003

10.12         Escrow Agreement dated July 2003, by and among         Incorporated by reference to Exhibit
              Advanced Communications Technologies, Inc.,            10.16 to the Company's Form SB-2 filed
              Cornell Capital Partners, LP, Butler Gonzalez          with the SEC on July 16, 2003
              LLP and First Union National Bank.

10.13         Consulting Agreement dated July 1, 2002 between        Incorporated by reference to Exhibit
              Advanced Communications Technologies, Inc. and         10.26 to the Company's Form 10-KSB/A
              Randall H. Prouty.                                     filed on February 7, 2003

10.14         NonCompetition Agreement, dated June 3, 2004,          Incorporated by reference to Exhibit 10.4
              by and among Cyber-Test, Inc., a Delaware              to the Company's Form 8-K filed with the
              corporation, Cyber-Test, Inc., a Florida               SEC on June 18, 2004
              corporation, and the shareholders of Cyber-Test.

10.15         Employment Agreement, dated June 3, 2004, by           Incorporated by reference to Exhibit 10.5
              and between Cyber-Test, Inc., a Delaware               to the Company's Form 8-K filed with the
              corporation, and Lisa Welton.                          SEC on June 18, 2004

10.16         Employment Agreement, dated June 3, 2004, by           Incorporated by reference to Exhibit 10.6
              and between Cyber-Test, Inc., a Delaware               to the Company's Form 8-K filed with the
              corporation, and Thomas Sutlive.                       SEC on June 18, 2004

10.17         Agreement, dated May 27, 2004, by and among            Incorporated by reference to Exhibit
              Encompass Group Affiliates, Inc., Hy-Tech              10.36 to the Company's Form 10-KSB filed
              Technology Group, Inc. and Hy-Tech Computer            with the SEC on November 3, 2004
              Systems, Inc.

10.18         Customer Lists License Agreement, dated June           Incorporated by reference to Exhibit
              24, 2004, by and among Encompass Group                 10.37 to the Company's Form 10-KSB filed
              Affiliates, Inc., Hy-Tech Technology Group,            with the SEC on November 3, 2004
              Inc. and Hy-Tech Computer Systems, Inc.

10.19         Websites License Agreement, dated June 24,             Incorporated by reference to Exhibit
              2004, by and among Encompass Group Affiliates,         10.38 to the Company's Form 10-KSB filed
              Inc., Hy-Tech Technology Group, Inc. and               with the SEC on November 3, 2004
              Hy-Tech Computer Systems, Inc.

10.20         Non-Competition and Nondisclosure Agreement by         Incorporated by reference to Exhibit
              and among Encompass Group Affiliates, Inc.,            10.39 to the Company's Form 10-KSB filed
              Hy-Tech Technology Group, Inc. and Hy-Tech             with the SEC on November 3, 2004
              Computer Systems, Inc.

10.21*        Employment Agreement dated June 24, 2004 by and        Incorporated by reference to Exhibit
              among Encompass Group Affiliates, Inc.,                10.41 to the Company's Form 10-KSB filed
              Advanced Communications Technologies, Inc. and         with the SEC on November 3, 2004
              Martin Nielson.

10.22*        June 1, 2005 Amendment to Employment Agreement         Provided herewith
              by and among Encompass Group Affiliates, Inc.,
              Advanced Communications Technologies, Inc. and
              Martin Nielson.

14            Code of Business Conduct and Ethics for                Incorporated by reference to Exhibit 14.1
              Advanced Communications Technologies, Inc.             to the Company's Form 10-KSB filed with
                                                                     the SEC on November 3, 2004

21            Subsidiaries of Advanced Communications                Provided herewith
              Technologies, Inc.

31            Certification by Chief Executive Officer and           Provided herewith
              Chief Financial Officer pursuant to
              Sarbanes-Oxley Section 302

32            Certification by Chief Executive Officer and           Provided herewith
              Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350

*     Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company's file number under the Exchange Act is 000-30486.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed for professional services rendered by Weinberg & Company, P.A., the Company's independent auditors, was $96,520 and $59,795 for the audit of the Company's annual financial statements for the fiscal years ended June 30, 2005 and 2004, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

Audit-Related Fees

      The aggregate fees billed for professional services rendered was $12,785 and $15,271 in connection with due diligence services for PMIC and Cyber-Test, Inc. for the fiscal years ended June 30, 2005 and 2004, respectively.

Tax Fees

      No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

All Other Fees

      Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $2,818 for the fiscal years ended June 30, 2005 and 2004, respectively. These fees related to the review of the Company's 424B filing in fiscal 2004.

Policy For Pre-Approval Of Audit And Non-Audit Services

      All engagements of our independent auditor to perform any audit services and non-audit services were approved by the Audit Committee in accordance with its normal functions. During the fiscal years ended June 30, 2005 and 2004, no audit services or non-audit services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The Board of Directors and the Audit Committee are in the process of creating a policy to pre-approve all audit services and all non-audit services that our independent auditor will perform for us under applicable federal securities regulations. As permitted by the applicable regulations, we anticipate that the Audit Committee's policy will utilize a combination of specific pre-approval on a case-by-case basis of individual engagements of our independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that will be reviewed annually by the Audit Committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                                     By: /s/ Wayne I. Danson
                                        ----------------------------------------
                                     Name:  Wayne I. Danson
                                     Title: President, Chief Executive Officer
                                            and Chief Financial Officer
                                     Date:  October 3, 2005

      In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                             DATE
-------------------------    -----------------------------------------------   ---------------

/s/ Wayne I. Danson
-------------------------    President, Chief Executive Officer(Principal
Wayne I. Danson              Executive Officer), Chief Financial Officer
                             (Principal Accounting Officer) and Director       October 3, 2005



/s/ Martin Nielson
-------------------------
Martin Nielson               Senior Vice President-Acquisitions and Director   October 3, 2005



/s/ Jonathan Lichtman
-------------------------
Jonathan Lichtman, Esq.      Secretary and Director                            October 3, 2005



/s/ Dr. Michael Finch
-------------------------
Dr. Michael Finch            Director                                          October 3, 2005



/s/ Randall Prouty
-------------------------
Randall Prouty               Director                                          October 3, 2005



/s/ Wilbank J. Roche
-------------------------
Wilbank J. Roche, Esq.       Director                                          October 3, 2005

                                  EXHIBIT INDEX


Exhibit No.   Description                                           Location (1)
-----------   ---------------------------------------------------   ------------------------------------------

2.1           Asset Purchase Agreement dated May 27, 2004,          Incorporated by reference to Exhibit 10.1
              by and between Cyber-Test, Inc., a Delaware           to the Company's Form 8-K filed with the
              corporation, and Cyber-Test, Inc., a Florida          SEC on June 18, 2004
              corporation.

2.2           Stock Purchase Agreement, dated as of December        Incorporated by reference to Exhibit 4.1
              10, 2004, among Advanced Communications               to the Company's Form 8-K filed with the
              Technologies, Inc., Theodore S. Li and Hui            SEC on December 14, 2004
              Cynthia Lee.

3(I)(a)       Articles of Incorporation of Media Forum               Incorporated by reference to Exhibit 2.1
              International, Inc.                                    to the Company's Form S-8 filed with the
                                                                     SEC on February 9, 2000

3(I)(b)       Second Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 2.2
              of Telenetworx,  Inc.                                  to the Company's Form S-8 filed with the
                                                                     SEC on February 9, 2000

3(I)(c)       Third Amendment to Articles of Incorporation of        Incorporated by reference to Exhibit 2.3
              Media Forum International, Inc.                        to the Company's Form S-8 filed with the
                                                                     SEC on February 9, 2000

3(I)(d)       Fourth Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 2.7
                                                                     to the Form SB-2 filed with the SEC on
                                                                     March 5, 2002

3(I)(e)       Fifth Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 2.8
                                                                    to the Form SB-2 filed with the SEC on
                                                                    July 16, 2003

3(I)(f)       Sixth Amendment to Articles of Incorporation          Incorporated by reference to Exhibit
                                                                    3.1.6 the Company's Form 10-KSB filed
                                                                    with the SEC on November 3, 2004

3(I)(g)       Seventh Amendment to Articles of Incorporation        Incorporated by reference to Exhibit
                                                                    3.1.7 the Company's Form 10-KSB filed
                                                                    with the SEC on November 3, 2004

3(II)         Bylaws of the Company                                 Incorporated by reference to Exhibit 2.4
                                                                    to the Company's Form S-8 filed with the
                                                                    SEC on February 9, 2000

4.1           6% Secured Convertible Promissory Note, dated         Incorporated by reference to Exhibit 10.1
              December 30, 2004, issued to Theodore S. Li.          to the Company's Form 8-K filed with the
                                                                    SEC on January 5, 2005

4.2           6% Secured Convertible Promissory Note, dated         Incorporated by reference to Exhibit 10.2
              December 30, 2004, issued to Hui Cynthia Lee.         to the Company's Form 8-K filed with the
                                                                    SEC on January 5, 2005

4.3           Secured Convertible Debenture                         Incorporated by reference to Exhibit
                                                                    10.21 to the Company's Form 10-KSB filed
                                                                    with the SEC on December 6, 2002

4.4           Securities Purchase Agreement, dated November         Incorporated by reference to Exhibit
              2002, by and among Advanced Communications            10.19 to the Company's Form 10-KSB filed
              Technologies, Inc. and Buyers.                        with the SEC on December 6, 2002

4.5           Investor Registration Rights Agreement, dated         Incorporated by reference to Exhibit
              November 2002, by and among Advanced                  10.20 to the Company's Form 10-KSB filed
              Communications Technologies, Inc. and                 with the SEC on December 6, 2002
              Investors.

4.6           Escrow Agreement, dated November 2002, by and         Incorporated by reference to Exhibit
              among Advanced Communications Technologies,           10.22 to the Company's Form 10-KSB filed
              Inc., Buyers, and Wachovia Bank, N.A.                 with the SEC on December 6, 2002

4.7           Irrevocable Transfer Agent Instructions, dated        Incorporated by reference to Exhibit
              November 2002                                         10.23 to the Company's Form 10-KSB filed
                                                                    with the SEC on December 6, 2002


4.8           Security Agreement, dated November 2002, by           Incorporated by reference to Exhibit
              and among Advanced Communications                     10.24 to the Company's Form 10-KSB filed
              Technologies, Inc. and Buyers                         with the SEC on December 6, 2002


4.9           6% Senior Unsecured Promissory Note, in the           Incorporated by reference to Exhibit 10.2
              original principal amount of $547,000 issued          to the Company's Form 8-K filed with the
              on June 3, 2004 by Cyber-Test, Inc., a                SEC on June 18, 2004
              Delaware corporation, in favor of Cyber-Test,
              Inc., a Florida corporation.

4.10          Escrow Agreement, dated June 3, 2004, by and          Incorporated by reference to Exhibit 10.3
              between Cyber-Test, Inc., a Delaware                  to the Company's Form 8-K filed with the
              corporation, and Cyber-Test, Inc., a Florida          SEC on June 18, 2004
              corporation.

4.11          Amendment No. 1 to 6% Unsecured Promissory            Incorporated by reference to Exhibit
              Note dated August 10, 2004.                           10.35 to the Company's Form 10-KSB filed
                                                                    with the SEC on November 3, 2004

4.12          Form of Exchange Agreement, dated June 24,            Incorporated by reference to Exhibit
              2004, by and among Advanced Communications            10.40 to the Company's Form 10-KSB filed
              Technologies, Inc. and certain debenture              with the SEC on November 3, 2004
              holders of Hy-Tech Technology Group, Inc.

4.13          Escrow Agreement dated May 28, 2004 by and            Incorporated by reference to Exhibit
              among Advanced Communications Technologies,           10.42 to the Company's Form 10-KSB filed
              Inc., Buyers and Butler Gonzalez, LLP, Escrow         with the SEC on November 3, 2004
              Agent.

4.14          Investment Agreement dated May 28, 2004 by and        Incorporated by reference to Exhibit
              between Advanced Communications Technologies,         10.43 to the Company's Form 10-KSB filed
              Inc. and Cornell Capital Partners, LP.                with the SEC on November 3, 2004

4.15          Registration Rights Agreement dated May 28,           Incorporated by reference to Exhibit
              2004 by and between Advanced Communications           10.44 to the Company's Form 10-KSB filed
              Technologies, Inc. and Cornell Capital                with the SEC on November 3, 2004
              Partners, LP.

10.1          Custodial and Stock Pledge Agreement, dated           Incorporated by reference to Exhibit 10.3
              December 30, 2004, among Advanced                     to the Company's Form 8-K filed with the
              Communications Technologies, Inc., Theodore S.        SEC on January 5, 2005
              Li and Hui Cynthia Lee, and Quarles & Brady
              Streich Lang LLP.

10.2          Employment Agreement, dated December 30, 2004,        Incorporated by reference to Exhibit 10.4
              among Pacific Magtron International                   to the Company's Form 8-K filed with the
              Corporation, Inc., Advanced Communications            SEC on January 5, 2005
              Technologies, Inc., Encompass Group
              Affiliates, Inc., and Theodore S. Li.

10.3          Employment Agreement, dated December 30, 2004,        Incorporated by reference to Exhibit 10.5
              among Pacific Magtron International                   to the Company's Form 8-K filed with the
              Corporation, Inc., Advanced Communications            SEC on January 5, 2005
              Technologies, Inc., Encompass Group
              Affiliates, Inc., and Hui Cynthia Lee.

10.4          Indemnity Agreement, dated December 30, 2004,         Incorporated by reference to Exhibit 10.6
              among Advanced Communications Technologies,           to the Company's Form 8-K filed with the
              Inc., Theodore S. Li and Hui Cynthia Lee.             SEC on January 5, 2005

10.5*         Form of Grant Instrument under Advanced               Incorporated by reference to Exhibit 10.1
              Communications Technologies, Inc. 2005 Stock          to the Company's Form 8-K filed with the
              Plan for Non-Employee Director.                       SEC on July 6, 2005

10.6*         Form of Lock-Up Agreement for Executive               Incorporated by reference to Exhibit 10.2
              Officer/Director of Advanced Communications           to the Company's Form 8-K filed with the
              Technologies, Inc.                                    SEC on July 6, 2005

10.7*         Form of Grant Instrument under Advanced               Incorporated by reference to Exhibit 10.3
              Communications Technologies, Inc. 2005 Stock          to the Company's Form 8-K filed with the
              Plan for Executive Officer/Employee.                  SEC on July 6, 2006

10.8*         Services Agreement entered into on June 7,            Incorporated by reference to Exhibit 10.1
              2005 by and among Advanced Communications             to the Company's Form 8-K filed with the
              Technologies, Inc., Wayne I. Danson and Danson        SEC on July 13, 2005
              Partners, LLC.

10.9          Equity Line of Credit Agreement dated July            Incorporated by reference to Exhibit
              2003, by and between Cornell Capital Partners,        10.13 to the Company's Form SB-2 filed
              LP and Advanced Communications Technologies,          with the SEC on July 16, 2003
              Inc.

10.10         Registration Rights Agreement dated July 2003,        Incorporated by reference to Exhibit
              by and between Advanced Communications                10.14 to the Company's Form SB-2 filed
              Technologies, Inc. and Cornell Capital                with the SEC on July 16, 2003
              Partners, LP.

10.11         Placement Agent Agreement dated July 2003, by         Incorporated by reference to Exhibit
              and between Advanced Communications                   10.15 to the Company's Form SB-2 filed
              Technologies, Inc. and Westrock Advisors, Inc.        with the SEC on July 16, 2003

10.12         Escrow Agreement dated July 2003, by and among        Incorporated by reference to Exhibit
              Advanced Communications Technologies, Inc.,           10.16 to the Company's Form SB-2 filed
              Cornell Capital Partners, LP, Butler Gonzalez         with the SEC on July 16, 2003
              LLP and First Union National Bank.

10.13         Consulting Agreement dated July 1, 2002               Incorporated by reference to Exhibit
              between Advanced Communications Technologies,         10.26 to the Company's Form 10-KSB/A
              Inc. and Randall H. Prouty.                           filed on February 7, 2003

10.14         NonCompetition Agreement, dated June 3, 2004,         Incorporated by reference to Exhibit 10.4
              by and among Cyber-Test, Inc., a Delaware             to the Company's Form 8-K filed with the
              corporation, Cyber-Test, Inc., a Florida              SEC on June 18, 2004
              corporation, and the shareholders of
              Cyber-Test.

10.15         Employment Agreement, dated June 3, 2004, by          Incorporated by reference to Exhibit 10.5
              and between Cyber-Test, Inc., a Delaware              to the Company's Form 8-K filed with the
              corporation, and Lisa Welton.                         SEC on June 18, 2004

10.16         Employment Agreement, dated June 3, 2004, by          Incorporated by reference to Exhibit 10.6
              and between Cyber-Test, Inc., a Delaware              to the Company's Form 8-K filed with the
              corporation, and Thomas Sutlive.                      SEC on June 18, 2004

10.17         Agreement, dated May 27, 2004, by and among           Incorporated by reference to Exhibit
              Encompass Group Affiliates, Inc., Hy-Tech             10.36 to the Company's Form 10-KSB filed
              Technology Group, Inc. and Hy-Tech Computer           with the SEC on November 3, 2004
              Systems, Inc.

10.18         Customer Lists License Agreement, dated June          Incorporated by reference to Exhibit
              24, 2004, by and among Encompass Group                10.37 to the Company's Form 10-KSB filed
              Affiliates, Inc., Hy-Tech Technology Group,           with the SEC on November 3, 2004
              Inc. and Hy-Tech Computer Systems, Inc.

10.19         Websites License Agreement, dated June 24,            Incorporated by reference to Exhibit
              2004, by and among Encompass Group Affiliates,        10.38 to the Company's Form 10-KSB filed
              Inc., Hy-Tech Technology Group, Inc. and              with the SEC on November 3, 2004
              Hy-Tech Computer Systems, Inc.

10.20         NonCompetition and Nondisclosure Agreement by         Incorporated by reference to Exhibit
              and among Encompass Group Affiliates, Inc.,           10.39 to the Company's Form 10-KSB filed
              Hy-Tech Technology Group, Inc. and Hy-Tech            with the SEC on November 3, 2004
              Computer Systems, Inc.

10.21*        Employment Agreement dated June 24, 2004 by           Incorporated by reference to Exhibit
              and among Encompass Group Affiliates, Inc.,           10.41 to the Company's Form 10-KSB filed
              Advanced Communications Technologies, Inc. and        with the SEC on November 3, 2004
              Martin Nielson.

10.22*        June 1, 2005 Amendment to Employment Agreement        Provided herewith
              by and among Encompass Group Affiliates, Inc.,
              Advanced Communications Technologies, Inc. and
              Martin Nielson.

14            Code of Business Conduct and Ethics for               Incorporated by reference to Exhibit 14.1
              Advanced Communications Technologies, Inc.            to the Company's Form 10-KSB filed with
                                                                    the SEC on November 3, 2004

21            Subsidiaries of Advanced Communications               Provided herewith
              Technologies, Inc.

31            Certification by Chief Executive Officer and          Provided herewith
              Chief Financial Officer pursuant to
              Sarbanes-Oxley Section 302

32            Certification by Chief Executive Officer and          Provided herewith
              Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350

*     Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company's file number under the Exchange Act is 000-30486.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES


                                    CONTENTS


PAGE       F-1      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE       F-2      CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 AND 2004

PAGE       F-3      CONSOLIDATED  STATEMENTS OF  OPERATIONS  FOR THE YEARS ENDED
                    JUNE 30, 2005 AND 2004

PAGE       F-4      CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS'  EQUITY
                    FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

PAGE    F-5 -F- 6   CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE YEARS  ENDED
                    JUNE 30, 2005 AND 2004

PAGES   F7 - F-22   NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS AS OF JUNE 30,
                    2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
   Advanced Communications Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Advanced Communications Technologies, Inc., and Subsidiaries ("Company") as of June 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Advanced Communications Technologies, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company had a net loss of $735,833 and a negative cash flow from operations of $875,933 for the year ended June 30, 2005 and had a working capital deficiency of $139,363 at June 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
September 23, 2005

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   For The Years Ended June 30,
                                                                                   ----------------------------
                                                                                       2005            2004
                                                                                   ------------    ------------
ASSETS

   Current Assets
     Cash and cash equivalents                                                     $    836,876    $  1,193,170
     Accounts receivable, net of allowance for doubtful accounts of $4,723 and
       $8,914 at June 30, 2005 and 2004, respectively                                   364,285         400,747
     Inventories                                                                        367,453         350,963
     Prepaid expenses and other current assets                                          130,605          81,863
                                                                                   ------------    ------------
   Total Current Assets                                                               1,699,219       2,026,743
                                                                                   ------------    ------------

   Property and equipment, net of accumulated depreciation of
     $20,697 and $1,082, as of June 30, 2005 and 2004, respectively                     259,764         165,434
                                                                                   ------------    ------------

   Other Assets
     Partnership Investment                                                                  --       2,774,999
     Licensed Intangibles and rights                                                    400,000         400,000
     Excess of cost over fair value of assets acquired                                2,611,055       2,611,055
     Other assets                                                                            --          18,108
                                                                                   ------------    ------------
   Total Other Assets                                                                 3,011,055       5,804,162
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $  4,970,038    $  7,996,339
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
     Current portion of notes payable                                              $  1,020,028    $  3,639,090
     Accounts payable and accrued expenses                                              818,554         585,320
                                                                                   ------------    ------------
   Total Current Liabilities                                                          1,838,582       4,224,410
   Long-term Notes and Loans Payable, less current portion                              205,367       2,347,467
                                                                                   ------------    ------------

TOTAL LIABILITIES                                                                     2,043,949       6,571,877
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value, 25,000 shares authorized:
   Series A convertible preferred stock, $.01 par value, 4,200 shares issued                 42              42
   Series B convertible preferred stock, $.01 par value, 100 and 300 shares
     issued and outstanding, respectively                                                     1               3
   Common stock, no par value, 5,000,000,000 shares authorized,
     3,151,773,731 and 1,994,365,845 shares issued and outstanding, respectively     29,751,907      28,745,253
   Additional paid in capital                                                         5,426,831       4,056,455
   Deferred commitment and equity financing fees, net of accumulated
     amortization                                                                       (25,000)       (135,432)
   Deferred compensation                                                               (250,000)             --
   Accumulated deficit                                                              (31,977,692)    (31,241,859)
                                                                                   ------------    ------------
   Total Stockholders'
   Equity                                                                             2,926,089       1,424,462
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  4,970,038    $  7,996,339
                                                                                   ============    ============


           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      For The Years Ended June 30,
                                                                   ----------------------------------
                                                                         2005               2004
                                                                   ---------------    ---------------

GROSS SALES                                                        $     7,521,723    $       605,468
COST OF SALES                                                            4,879,081            400,265
                                                                   ---------------    ---------------
GROSS PROFIT                                                             2,642,642            205,203
                                                                   ---------------    ---------------

OPERATING EXPENSES
   Depreciation and amortization                                           374,175            229,103
   Professional and consulting fees                                        476,718            292,633
   Other selling, general and administrative expenses                    3,598,643            266,525
                                                                   ---------------    ---------------

TOTAL OPERATING EXPENSES                                                 4,449,536            788,261
                                                                   ---------------    ---------------

Loss From Continuing Operations before Other Income and Expenses        (1,806,893)          (583,058)
                                                                   ---------------    ---------------

OTHER INCOME AND (EXPENSES)
   Forgiveness of debt                                                   2,847,511            780,938
   Loss on partnership redemption                                         (191,292)                --
   Distributable share of partnership income                               385,233            439,999
   Write-off of investment in Pacific Magtron International, Inc          (668,834)                --
   Interest expense, net                                                  (106,184)          (162,059)
                                                                   ---------------    ---------------

TOTAL OTHER INCOME, NET                                                  2,266,434          1,058,878
                                                                   ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS                                  $       459,541    $       475,820

LOSS FROM DISCONTINUED OPERATIONS, NET OF MINORITY INTEREST             (1,195,374)                --
                                                                   ---------------    ---------------

NET (LOSS) INCOME                                                  $      (735,833)   $       475,820
                                                                   ===============    ===============


Net (loss) income per share - basic and dilutive                   $            --    $            --
                                                                   ===============    ===============

Weighted average number of shares
  outstanding during the year - basic and dilutive                   2,072,211,255      1,084,885,437
                                                                   ===============    ===============


           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                                                     PREFERRED
                                                         COMMON STOCK                  STOCK          ADDITIONAL
                                                ------------------------------    ----------------      PAID IN       ACCUMULATED
                                                    SHARES           AMOUNT       SHARES    AMOUNT      CAPITAL         DEFICIT
                                                --------------    ------------    ------    ------    -----------    --------------

BALANCE AT JUNE 30, 2003                           198,852,622    $ 25,945,005        --    $   --    $        --    $  (31,717,679)

Common Stock issued for cash, net                  361,956,145         648,557        --        --             --                --
Preferred Stock-Series A issued for cash, net               --              --     4,200        42      3,756,458                --
Stock issued for conversion of convertible
 debt and accrued interest                         585,283,270       1,117,681        --        --             --                --
Amortization of deferred commitment fees                    --              --        --        --             --                --
Stock issued for professional services              16,000,000          17,810        --        --             --                --
Stock issued to settle trade creditors             125,297,618         335,000        --        --             --                --
Stock issued to settle creditor claims              26,976,190          56,200        --        --             --                --
Preferred Stock-Series B issued for licensed
 intangibles                                                --              --       300         3        299,997                --
Escrowed stock                                     162,999,640              --        --        --             --                --
Stock issued in partial payment of short
 term note                                         517,000,360         625,000        --        --             --                --
                                                --------------    ------------    ------    ------    -----------    --------------
Net income for the year                                                               --        --             --           475,820

BALANCE AT JUNE  30, 2004                        1,994,365,845    $ 28,745,253     4,500    $   45    $ 4,056,455    $  (31,241,859)
Reversal of escrowed stock issued to pay
 short term debt                                  (162,999,640)             --        --        --             --                --
Stock issued in partial payment of short
 term note                                         172,881,526         100,000        --        --             --                --
Stock issued in exchange for services              505,000,000         357,500        --        --             --                --
Stock issued on conversion of Series B
 preferred stock                                   400,000,000         200,000      (200)       (2)      (199,998)
Deferred compensation                               12,500,000         125,000        --        --        375,000                --
Amortization of deferred compensation                       --              --        --        --             --                --
Adjustment to reflect the effect of a change
 in accounting  from the equity method to the
 cost method for the investment in Pacific
 Magtron International, Inc.                                --              --        --        --      1,195,374                --
Amortization of deferred commitment and
 financing fees                                             --          (5,872)       --        --             --                --
Stock issued for convertible debt and accrued
 interest                                          230,026,000         230,026        --        --             --                --
Net (loss) for the year                                     --              --        --        --             --          (735,833)
                                                --------------    ------------    ------    ------    -----------    --------------

BALANCE AT JUNE 30, 2005                         3,151,773,731    $ 29,751,907     4,300    $   43    $ 5,426,831    $  (31,977,692)
                                                ==============    ============    ======    ======    ===========    ==============
                                                   DEFERRED
                                                  COMMITMENT
                                                  AND EQUITY         DEFERRED
                                                FINANCING FEES     COMPENSATION        TOTAL
                                                --------------    --------------    -----------

BALANCE AT JUNE 30, 2003                        $     (187,500)   $           --     (5,960,174)

Common Stock issued for cash, net                     (135,432)               --        513,125
Preferred Stock-Series A issued for cash, net               --                --             --
Stock issued for conversion of convertible
 debt and accrued interest                                  --                --      1,117,681
Amortization of deferred commitment fees               187,500                --        187,500
Stock issued for professional services                      --                --         17,810
Stock issued to settle trade creditors                      --                --        335,000
Stock issued to settle creditor claims                      --                --         56,200
Preferred Stock-Series B issued for licensed
 intangibles                                                --                --        300,000
Escrowed stock                                              --                --             --
Stock issued in partial payment of short
 term note                                                  --                --        625,000
                                                --------------    --------------    -----------
Net income for the year                                     --                --        475,820

BALANCE AT JUNE  30, 2004                       $     (135,432)   $           --    $ 1,424,462
Reversal of escrowed stock issued to pay
 short term debt                                            --                --             --
Stock issued in partial payment of short
 term note                                                  --                --        100,000
Stock issued in exchange for services                       --                --        357,500
Stock issued on conversion of Series B
 preferred stock                                                                             --
Deferred compensation                                       --          (500,000)            --
Amortization of deferred compensation                       --           250,000        250,000
Adjustment to reflect the effect of a change
 in accounting  from the equity method to the
 cost method for the investment in Pacific                                                   --
 Magtron International, Inc.                                --                --      1,195,374
Amortization of deferred commitment and
 financing fees                                        110,432                --        104,560
Stock issued for convertible debt and accrued
 interest                                                   --                --        230,026
Net (loss) for the year                                     --                --       (735,833)
                                                --------------    --------------    -----------

BALANCE AT JUNE 30, 2005                        $      (25,000)   $     (250,000)   $ 2,926,089
                                                ==============    ==============    ===========


           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For The Years Ended June 30,
                                                                ----------------------------
                                                                     2005           2004
                                                                 -----------    -----------
CASH FLOWS (USED IN) CONTINUING OPERATIONS:
Net  income from continuing operations                           $   459,541    $   475,820
Adjustments to reconcile net income to net cash used in
operating activities:
  Depreciation and amortization                                      374,175        229,103
  Stock issued in payment of accrued interest                         40,526             --
  Stock issued for services                                          357,500          2,810
  Debt discount expense                                               36,977         93,752
  Forgiveness of debt                                             (2,847,511)      (780,938)
  Loss on partnership redemption                                     191,292             --
  Distributive share of partnership income                          (385,233)      (439,999)
 Write-off of investment in Pacific Magtron International Inc.       668,834             --
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Accounts receivables                                                36,462             --
  Deferred Costs and other receivables                               (37,252)       (58,619)
  Inventories                                                        (16,490)          (483)
  Prepaid expense/security deposits                                   12,011          5,486
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                              220,212       (419,696)
  Interest payable                                                    13,023         62,989
                                                                 -----------    -----------
Net cash used in continuing operating activities                    (875,933)      (829,775)
                                                                 -----------    -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Partnership investment                                                    --     (2,670,000)
Partnership distributions                                            280,000        335,000
Purchase of business/fixed assets                                   (193,945)    (3,484,571)
Cash acquired on business asset purchase                                  --        643,195
Proceeds from partnership redemption                               2,688,940             --
Purchase of investment securities                                    (91,618)            --
                                                                 -----------    -----------
Net cash flow provided by (used in) investing activities           2,683,377     (5,176,376)
                                                                 -----------    -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
                                                                          --             --
Proceeds from the issuance of Series A Preferred Stock, net               --      3,756,500
Proceeds from issuance of common stock, net                               --        513,125
Proceeds from short-term promissory note                                  --      3,000,000
Repayment of short-term and installment notes                     (2,233,416)       (92,831)
Proceeds from capitalized lease                                       69,678             --
                                                                 -----------    -----------
Net cash (used in) provided by financing activities               (2,163,738)     7,176,794
                                                                 -----------    -----------

Net (decrease) increase in cash                                  $  (356,294)   $ 1,170,643

Cash at beginning of year                                          1,193,170         22,527
                                                                 -----------    -----------

CASH AT END OF YEAR                                              $   836,876    $ 1,193,170
                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid                                                    $    19,481    $     6,043
Income Taxes Paid                                                $         0    $         0



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the fiscal year ended June 30, 2005, the Company issued 230,026,000 of common stock in full repayment of $187,500 of principal and $42,526 of accrued interest on the 10% Secured Convertible Debenture.

During the fiscal year ended June 30, 2005, the Company issued 172,881,526 of common stock valued at $100,000 in partial repayment of its short-term promissory note.


           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS continued...


During the fiscal year ended June 30, 2005, the Company issued 5,000,000 shares of common stock valued at $7,500 for professional services.

During the fiscal year ended June 30, 2005, the Company issued 400,000,000 shares of common stock valued at $200,000 to various Series B Convertible Preferred shareholders upon conversion of their shares.

During the fiscal year ended June 30, 2005, the Company issued 500,000,000 shares of common stock valued at $350,000 to certain officers and directors as compensation.

During the fiscal year ended June 30, 2005, the Company issued 12,500,000 shares of common stock as the earned portion of deferred compensation.

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


           See accompanying notes to consolidated financial statements

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


NOTE 1. BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

      Unless the context requires otherwise, "we", "us", "our" or the "Company" refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

      We are a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), acquires and operates businesses that provide computer and electronics repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. Additionally, through our wholly-owned investment subsidiary, Hudson Street Investments, Inc. ("Hudson Street"), we seek to acquire minority investments in various profitable businesses.

      Encompass, a Delaware corporation, and our wholly-owned subsidiary and principal operating unit, seeks to become a leader in the integrated technology and services industry through the acquisition of assets and companies in that industry, and then instilling sustainable growth skills as a core competency (See Notes 6 and 7). Encompass is focused on eliminating the risks associated with environmental compliance in the e-Recycle industry by repairing, refurbishing, sorting and selling old components to specialized processors such as smeltering plants.

      Cyber-Test, a Delaware corporation, and wholly-owned subsidiary of Encompass, operates as an independent service organization. From its roots in the space industry more than 19 years ago, Cyber-Test provides board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as PDAs and digital cameras. Programs are delivered nationwide through proprietary systems that feature real-time EDI, flexible analysis tools and repair tracking.

      Pacific Magtron International Corporation, Inc. ("PMIC") together with its wholly-owned subsidiaries Pacific Magtron, Inc. ("PMI"), Pacific Magtron International (GA), Inc. ("PMIGA") and Live Warehouse, Inc. ("LWI"), is our 62% majority-owned subsidiary that was acquired as of December 30, 2004 (See Note
8). PMIC's principal business consisted of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LWI sold consumer computer products through the Internet and distributed certain computer products to resellers. On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LWI filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada, (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14326 LBR".

      Because PMIC was unsuccessful in reaching an agreement with one of its secured creditors, on June 23, 2005 it ceased all business activities except those necessary to liquidate its remaining assets.

(B) Financial Statement Presentation And Principles Of Consolidation

      The consolidated financial statements include the Company and all of its wholly-owned subsidiaries. The Company consolidates all majority-owned and controlled subsidiaries, uses the equity method of accounting for investments in which the Company is able to exercise significant influence, and uses the cost method for all other investments. In accordance with ARB51 and FAS94, the Company's consolidated financial statements include the consolidated financial results of PMIC, a majority-owned and controlled company, and its wholly-owned subsidiaries, PMI, PMIGA and LWI for the period January 1, 2005 through May 11, 2005, the date PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the U.S. Bankruptcy Code. PMIC's results of operations are shown in the consolidated financial statements as discontinued operations (See Note 2).

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


      Due to the bankruptcy filing of PMIC and its subsidiaries on May 11, 2005, and as of that date, the Company no longer was able to exercise management control over PMIC's business or operations. Effective May 11, 2005, the Company accounted for its investment in PMIC under the cost method of accounting (See
Note 8). All significant intercompany transactions have been eliminated in consolidation.

(C) Concentration of Major Customers

      During the fiscal year ended June 30, 2005, Cyber-Test sales to two customers accounted for approximately 89% of its sales. As of June 30, 2005 and 2004, accounts receivable from two major customers aggregated $284,000 and $253,847 or 78% and 63% of accounts receivable, respectively.

(D) Use of Estimates

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


(E) Allowance For Doubtful Accounts

      We make judgments as to our ability to collect outstanding trade receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. During the fiscal years ended June 30, 2005 and 2004, the Company established an allowance for doubtful accounts of $4,723 and $8,914, respectively.

(F) Long-Lived Assets

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

(G) Excess Of Cost Over Net Assets Acquired

      In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired". The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. As of June 30, 2005, these intangible assets were not impaired.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


(H) Inventory

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

(I) Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the fiscal years ended June 30, 2005 and 2004, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

(J) Property and Equipment

      Property and equipment are stated at cost. Assets are depreciated using the straight-line method for both financial statement and tax purposes based on the following estimated useful lives:

      Machinery and equipment                  3 to 7 years
      Furniture and fixtures                   5 to 7 years

      Maintenance and repairs are charged to expense when incurred.

(K) Warranty Reserve

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

(L) Fair Value of Financial Instruments

      The  carrying  amounts  of  the  Company's   accounts   payable,   accrued
liabilities, debentures, and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

(M) Business Segments

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". During the fiscal year ended June 30, 2005, the Company operated in two segments, Cyber-Test, Inc. and Pacific Magtron International Corporation, Inc., as described below:

      Cyber-Test, Inc. ("Cyber-Test"), a subsidiary of Encompass, operates as an independent service organization. From its roots in the space industry more than 19 years ago, Cyber-Test provides board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as PDAs and digital cameras. Programs are delivered nationwide through proprietary systems that feature real-time EDI, flexible analysis tools and repair tracking.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


      Pacific Magtron International Corporation, Inc. ("PMIC") together with its wholly-owned subsidiaries Pacific Magtron, Inc. ("PMI"), Pacific Magtron International (GA), Inc. ("PMIGA") and Live Warehouse, Inc. ("LWI"), is our 62% majority-owned subsidiary. LWI sold consumer computer products through the Internet and distributed certain computer products to resellers. PMIC's principal business through May 11, 2005, consisted of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States.

      The following table presents information about reported continuing segment profit or loss for the fiscal year ended June 30, 2005:

                                                                   2005
                                                              (in thousands)
                                                              --------------
      Revenues from external customers:
      ---------------------------------

      Cyber-Test                                                     $ 7,521
                                                                     =======

      Segment income (loss):
      ----------------------

      Cyber-Test                                                     $   400
      PMIC (loss from discontinued operations) (See Note 2)           (1,195)
                                                                     -------

      Net loss for reportable segments                               $  (795)
      Parent and Encompass net income                                     59
                                                                     -------

      Consolidated net loss from continuing
        and discontinued operations                                  $  (736)
                                                                     =======


(N) Revenue Recognition

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the year.


(O) Income Taxes

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

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


(P) Concentration of Credit Risk

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(Q) Investment in Unconsolidated Partnership

      The Company accounts for its investment in an unconsolidated partnership under the equity method of accounting, as the Company does not have any management control over this entity. This investment was recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions (See Note 4).

(R) Recent Accounting Pronouncements

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

NOTE 2. DISCONTINUED OPERATIONS

      On May 11, 2005, PMIC and its wholly-owned subsidiaries ceased operations. The operating results for the four and one-half month period ended May 11, 2005 was as follows:

                                  January 1 - May 11, 2005
                                       (in thousands)
                                  ------------------------

      Net sales                   $                 10,701
      Net loss                    $                 (1,195)

                                 Consolidated Balance Sheet
                                   (Going Concern Basis)
                                    as of June 30, 2005
                                       (in thousands)
                                  ------------------------
      Assets:
        Current Assets            $                  7,531
        Property and Equipment                       3,907
        Other                                          303
                                  ------------------------
                                  $                 11,741
                                  ========================
      Liabilities and
      Shareholders' Equity:
        Current Liabilities       $                  8,074
        Mortgages Payable                            3,032
        Shareholders' Equity                           635
                                  ------------------------
                                  $                 11,741
                                  ========================

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


NOTE 3. PROPERTY AND EQUIPMENT

                                             2005         2004
                                          ---------    ---------
Computer, office equipment and fixtures   $ 135,494    $  38,123
Machinery and equipment                      23,731       16,652
Leasehold improvements                      121,236      111,741
Less: Accumulated depreciation              (20,697)      (1,082)
                                          ---------    ---------
Property and equipment, net               $ 259,764    $ 165,434
                                          =========    =========


      Depreciation expense for the years ended June 30, 2005 and 2004 was $19,615 and $1,082 respectively.

NOTE 4. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

      On January 14, 2004, the Company's wholly-owned subsidiary, Hudson Street, purchased a minority interest in Yorkville Advisors Management LLC, ("Yorkville"), a privately-owned investment management partnership and the portfolio manager of Cornell Capital Partners, L.P., for a purchase price of $2,625,000. The purchase was effective as of January 1, 2004. Hudson Street incurred $45,000 of legal and professional fees associated with the purchase of the partnership interest, which were capitalized. During the fiscal years ended June 30, 2005 and 2004, Hudson Street received $280,000 and $335,000 of cash distributions from this investment and recorded $385,233 and $439,999 as its distributive share of partnership net earnings.

      On January 31, 2005, the Managing Member of Yorkville Advisors Management, LLC, announced that Yorkville will begin winding up its affairs and is expected to dissolve later this year. Subsequently, on February 11, 2005, the Company's partnership interest in Yorkville Advisors Management, LLC was redeemed in full for $2,625,000. We recorded a loss of $191,292 on the redemption of our Yorkville interest.

      The Company used $1,825,000 of redemption proceeds to reduce its outstanding short-term obligation to Cornell Capital Partners, L.P. from $2,000,000 to $275,000, after paying extension and legal fees of $100,000. The promissory note was extended to June 30, 2005 and bears interest at a rate of 10% commencing February 10, 2005. Previously, the promissory note was non-interest bearing (See Note 9(D). The Company received the balance of $800,000 of cash proceeds from the redemption.

NOTE 5. DEBT FORGIVENESS

      On February 5, 2004, the Company filed suit in Superior Court, Orange County, California, against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions of such defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believes it has been relieved as a result of such wrongful actions. In May and August 2004, the court entered default judgments in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing to determine the amount the Company was entitled to recover against the defendants in the action. In November 2004, the court entered a judgment in favor of the Company in the approximate amount of $8 million. The Company offset against the judgment approximately $2,847,000 of debt carried on its books as owing to one or more of the defendants and the Company recognized debt forgiveness income in that amount. Because of the uncertainty of collecting the balance of the judgment approximately $5.1 million, we have not recorded the unliquidated portion of the judgment receivable and the related income in the June 30, 2005 financial statements. Additional debt forgiveness income will be recorded in the period or periods in which collection or seizure of assets is made. (See Note 9(B) and (C)).

      During the fiscal year ended June 30, 2004, the Company negotiated, settled and/or converted approximately $2,250,000 of accounts payable and accrued liabilities and convertible debentures at a discount, generating $780,938 of forgiveness of debt income. The Company settled these liabilities, in part, with cash and in part, through the issuance of restricted common stock.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


NOTE 6. ACQUISITION OF CYBER-TEST, INC.

      On June 2, 2004, our wholly-owned subsidiary, Encompass Group Affiliates, Inc. ("Encompass"), acquired the business and assets of Cyber-Test, Inc., a Florida-based, electronic equipment repair company. Cyber-Test became the core operating business of Encompass with 85 employees and annual sales of approximately $6,000,000. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141.This acquisition is the Company's first step in expanding the businesses of the Company's subsidiaries into an integrated technology and service business. Under the terms of the Asset Purchase Agreement between Cyber-Test and Encompass, Encompass acquired all of the operating assets, tangible and intangible property, rights and licenses, good-will and business of Cyber-Test, for a total purchase price of $3,498,469 consisting of $3,000,000 in cash, and a $498,469 three year 6% unsecured installment note. The Company also incurred $234,108 of capitalized transaction costs inclusive of $125,000 of broker fees for a total acquisition cost of $3,732,577.

      This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The Company acquired net tangible assets valued at $1,286,985. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $2,445,592. The Company accounts for the purchased goodwill in accordance with the provisions of SFAS 142.

NOTE 7. LICENSED INTANGIBLES

      On May 27, 2004 the Company's wholly-owned subsidiary, Encompass Group Affiliates, Inc. entered into an Agreement with Hy-Tech Technology Group, Inc and Hy-Tech Computer Systems, Inc (collectively "Hy-Tech") to license and use on an exclusive, worldwide, royalty-free, perpetual, non-terminable and irrevocable right basis various intangible assets of Hy-Tech including its customer lists and corporate web addresses. In addition, and as part of the Agreement, Encompass acquired all of Hy-Tech's rights to negotiate and acquire certain business and assets of three independent companies in the technology and service business as well as the exclusive right to extend an offer of employment to Martin Nielson, to become an executive officer of Encompass. In exchange for the above, Encompass agreed to assume $503,300 of Hy-Tech's convertible debentures. On June 23, 2004, the Company closed on the Agreement and entered into an Exchange Agreement with the Hy-Tech debenture holders wherein the Company paid
$203,300 to the debenture holders in cash and issued 300 shares of its non-voting Convertible Preferred Shares having a liquidation value of $1,000 per share in full satisfaction of the convertible debentures (See Note 11(B)).

      The Company recorded $400,000 of licensed intangibles and $165,463 of goodwill (inclusive of $62,163 of capitalized transaction costs) as Other Assets on its June 30, 2005 and 2004 balance sheets.

NOTE 8. PACIFIC MAGTRON INTERNATIONAL CORPORATION, INC. AND SUBSIDIARIES

      On December 30, 2004, we completed the acquisition of 6,454,300 shares of the common stock of Pacific Magtron International Corporation, Inc. ("PMIC") (the "PMIC Shares") for the aggregate purchase price of $500,000 from Theodore
S. Li and Hui Cynthia Lee (collectively, the "Stockholders") pursuant to the terms of a Stock Purchase Agreement, dated December 10, 2004, among the Company, Mr. Li and Ms. Lee (the "Stock Purchase Agreement"). The PMIC Shares represented 61.56% of the currently issued and outstanding common stock of PMIC. PMIC was primarily engaged in the business of distributing computer peripheral products, such as components and multimedia and systems networking products, through its wholly-owned subsidiaries. PMIC's common stock trades on the Over the Counter Bulletin Board, and separately files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

      The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141. This acquisition expanded the Company's business into a vertically integrated technology and service business to the consumer electronics industry. At the time of the acquisition, PMIC employed approximately 60 people in California and Georgia and had annual sales of approximately $70 million.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


      We acquired all of the operating assets, tangible and intangible property, rights and licenses, goodwill and business of PMIC, for a total purchase price of $500,000 consisting of two one-year 6% secured notes (See Note 9 (F)). The Company also incurred $168,834 of capitalized transaction costs for a total acquisition cost of $668,834.

      On May 11, 2005, PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada. Also on May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 between the Company and Mr. Li and Ms. Lee.

      As of June 30, 2005, our entire investment of $668,834 in PMIC has been written off and is recorded under Other Income (Loss) in the Company's consolidated statement of operations.

NOTE 9. NOTES AND LOAN PAYABLE

                                     June 30, 2005   June 30, 2004
                                     -------------   -------------

      Current:

      8% Note Payable-Current        $      57,832   $      57,831
      Loan Payable-Shareholder                  --       1,055,736
      Note Payable-Cornell Capital         275,000       2,375,000
      6% Secured Note Due 12/05            500,000              --
      6% Unsecured Note due 6/07           166,157              --
      10% Secured Convertible Note              --         150,523
      Capitalized Lease                     21,039              --
                                     -------------   -------------
      Notes Payable-Current          $   1,020,028   $   3,639,090
                                     =============   =============

      Long-Term:

      6% Unsecured Note              $     166,157   $     498,469
      Note Payable-ACT Australia                --       1,791,166
      8% Note Payable                           --          57,832
      Capitalized Lease                     39,210              --
                                     -------------   -------------
      Notes Payable-Long-Term        $     205,367   $   2,347,467
                                     =============   =============


(A) 8% Note Payable

      On November 14, 2002, the Company settled its litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issued a three-year unsecured 8% promissory note in the principal amount of $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest, the first of which was due on December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. As of June 30, 2005, $57,832 is outstanding and is recorded as a current liability.

(B) Note Payable to Advanced Communications (Australia)

      The Company had a non-interest bearing and unsecured note payable to Advanced Communications (Australia) of $7,500,000 as of April 5, 2000. The note was payable in three equal monthly installments commencing on May 31, 2000. Under the terms of an April 5, 2000 Stock Purchase Agreement with Advanced Communications (Australia) (the `Stock Purchase Agreement"), the monthly installment payments were extended indefinitely without interest to allow the Company, on a best efforts basis, to raise the cash portion of the purchase price through a private or public offering of securities. There were no default, penalty or acceleration provisions under the terms of the Stock Purchase Agreement.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


      On November 11, 2002, Advanced Communications (Australia) issued a Notice of Termination to the Company which stated that the Stock Purchase Agreement was terminated immediately due to the Company's insolvency. The effect of the Notice of Termination was to cancel the Company's stock interest in Advanced Communications (Australia). In February 2004, the Company filed suit in Superior Court, Orange County, California, against Advanced Communications (Australia), Mr. May, our former Chairman and CEO, Global Communications Technologies, Limited and Global Communications Technologies Pty Ltd. to recover damages incurred as a result of wrongful actions by such defendants against the Company and to clarify the status of the Company's obligations to such defendants under the above arrangement. In May and August 2004, the court entered default judgments in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing to determine the amount the Company was entitled to recover against the defendants in the action. In November 2004, the court entered a judgment in favor of the Company in the approximate amount of $8 million. The Company offset against the judgment approximately $2,847,000 of debt carried on its books as owing to one or more of the defendants and the Company recognized debt forgiveness income in that amount. Because of the uncertainty of collecting the balance of the judgment approximately $5.1 million, we have not recorded the unliquidated portion of the judgment receivable and the related income in the June 30, 2005 financial statements. Additional debt forgiveness income will be recorded in the period or periods in which collection or seizure of assets is made.

(C) Loan Payable to Shareholder

      As of June 30, 2004, the Company owed Global Communications Technology Pty, an Australian company wholly-owned by Mr. May, a former officer and director of the Company, $1,055,736, for funds advanced to the Company to provide working capital. This loan was non-interest bearing and unsecured, and had no scheduled date for repayment. The Company believed that the loan was not due upon demand. However, since the actual repayment terms were not known with any specificity because the terms are not confirmed in a written document, the loan was classified as a current liability. In February 2004, the Company filed suit in Superior Court, Orange County, California, against Advanced Communications (Australia), Mr. May, Global Communications Technologies, Limited and Global Communications Technologies Pty Ltd. to recover damages incurred as a result of wrongful actions by such defendants against the Company and to clarify the status of the Company's obligations to such defendants under the above arrangement. In May and August 2004, the court entered default judgments in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing to determine the amount the Company was entitled to recover against the defendants in the action. In November 2004, the court entered a judgment in favor of the Company in the approximate amount of $8 million. The Company offset against the judgment approximately $2,847,000 of debt carried on its books as owing to one or more of the defendants and the Company recognized debt forgiveness income in that amount. Because of the uncertainty of collecting the balance of the judgment approximately $5.1 million, we have not recorded the unliquidated portion of the judgment receivable and the related income in the June 30, 2005 financial statements. Additional debt forgiveness income will be recorded in the period or periods in which collection or seizure of assets is made.

(D) Note Payable-Cornell Capital Partners, L.P.

      During January 2004, the Company entered into a six-month unsecured promissory note with Cornell Capital Partners, L.P. in the amount of $3,000,000, of which the net proceeds of $2,829,000 were used to purchase its minority interest in the Yorkville Advisors partnership. Under the terms of the promissory note, the Company agreed to repay the note either in cash or through the net proceeds to be received by the Company under its Equity Line of Credit facility over a 24-week period commencing February 23, 2004. The promissory note is non-interest bearing and only becomes interest-bearing, at the rate of 24% or the highest rate permitted by law, if lower, in the event that the note is not repaid when due. As of June 30, 2004, the Company repaid $625,000 of the note from proceeds on the issuance of 517,000,360 shares of common stock under its Equity Line of Credit facility. During the fiscal year ended June 30, 2005, we repaid a total of $2,100,000 of principal on the note, of which $100,000 was repaid by issuing 172,881,526 shares of common stock and $2,000,000 was repaid in cash leaving a balance of $275,000. No interest is accrued on or owed under the terms of the original $3,000,000 short-term obligation. On February 10, 2005, the note was modified, extended to June 30, 2005, and bears interest at a rate of 10%. The note was not paid when due and is currently in default.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


(E) 6% Unsecured Note Payable

      Pursuant to the terms of the Cyber-Test, Inc. acquisition, on June 2, 2004, the Company issued a $498,469 three year 6% unsecured installment note to the shareholders of Cyber-Test, Inc. as part of the purchase of the Cyber-Test assets. The note matures on June 2, 2007, and is payable in three equal annual installments of $166,156 plus accrued interest. During the fiscal year ended June 30, 2005, we paid the first installment on the note in the amount of $166,156, plus $9,970 of accrued interest. As of June 30, 2005, the balance of the note is $332,313, of which $166,157 is reported as a current liability.

(F) 6% Secured Note Payable

      On December 10, 2004, the Company entered into a Stock Purchase Agreement with Theodore S. Li and Hui Cynthia Lee (collectively, the "Stockholders") pursuant to which the Company agreed to purchase from the Stockholders, and the Stockholders agreed to sell to the Company, an aggregate of 6,454,300 shares of the common stock of Pacific Magtron International Corporation, Inc. (the "PMIC Shares") for the aggregate purchase price of $500,000 (the "Stock Purchase Agreement").

      Under the terms of the Stock Purchase Agreement, the Company paid the purchase price for the PMIC Shares by delivering two convertible promissory notes (the "Notes") in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively (See Note 8). The Notes will mature on December 29, 2005 and no principal or interest payments will be required prior to such date. The Notes bear interest at 6.0% per annum. Upon the occurrence and during the continuation of any Event of Default (as specified in the Notes), the interest rate will increase to 10.0% per annum and the holders of the Notes may declare the principal amount of the Notes and all accrued and unpaid interest thereon to be immediately due and payable. The Company will be able to redeem all or a portion of the Notes on or prior to the maturity date at 110.0% of the principal amount redeemed, plus all accrued and unpaid interest thereon. The holders of the Notes, at their option, may convert, at any time and from time to time, until payment in full of all amounts due and owing under their Note, any unpaid principal amount of their Note into shares of common stock of the Company at a conversion price per share of $0.01. If the full original principal amount of the Notes were converted, this would result in the issuance of an aggregate of 50,000,000 shares of the Company's common stock to the Stockholders. The Company's payment obligations under the Notes (the "Obligations") are secured by the PMIC Shares pursuant to a Custodial and Stock Pledge Agreement, dated December 30, 2004, among the Company, the Stockholders and Quarles & Brady Streich Lang LLP, as custodian (the "Pledge Agreement").

      On May 11, 2005, we filed suit against Mr. Li and Ms. Lee for various breaches of the Stock Purchase Agreement (See Note 12(D)).

(G) Capitalized Lease Obligation-Future Minimum Lease Payments

      The Company leases a telephone system including software under an agreement that is classified as a capital lease. The cost of equipment purchase was $69,678 and is included in the Balance Sheets as property, plant, and equipment at June 30, 2005. Accumulated amortization of the leased equipment was $3,484 as of June 30, 2005. Amortization of assets under capital leases is included in depreciation expense.

      The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30 2005, are as follows:

                                                        Year Ending
                                                         June 30,      Amount
                                                        -----------   --------
                                                            2006      $ 27,392
                                                            2007        27,392
                                                            2008        15,978
                                                                      --------
Total minimum lease payments                                            70,762
Less: Amount representing interest                                     (10,513)
                                                                      --------
Present value of net minimum lease payments                             60,249
Less: Current maturities of capital lease obligations                  (21,039)
                                                                      --------
Long-term capital lease obligations                                   $ 39,210
                                                                      ========

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


      Future maturities of long-term debt as of June 30, 2005 are as follows:

                           Date              Amount
                           -------------   ----------

                           June 30, 2006    1,020,028
                           June 30, 2007      205,367
                           Thereafter              --
                                           ----------
                             Total         $1,225,395
                                           ==========


NOTE 10. CONVERTIBLE DEBENTURE

(A) 10% Secured Convertible Debenture Due November 2004

      On November 22, 2002, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., whereby we agreed to issue and sell a Two Hundred Fifty Thousand Dollars ($250,000) 10% secured convertible debenture. The secured convertible debenture had a term of two years and is convertible into shares of common stock at a conversion price equal to $.001 per share. The secured convertible debenture accrued interest at a rate of 10% per year and is convertible at the holder's option. At the Company's option, the debenture may be paid in cash or redeemed at a 50% premium prior to November 2004. In connection with the Securities Purchase Agreement, the Company entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby the Company granted to Cornell a security interest in all of its assets as security for its obligations under the secured convertible debenture, as well as all other obligations of the Company to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement.

      At June 30, 2004, the outstanding principal balance of the 10% secured convertible debenture amounted to $187,500 net of debt discount of $36,777, which totaled $150,523.

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

      On February 11, 2005, Cornell Capital Partners, L.P. indicated their intention to convert the balance of the convertible note, in the amount of $77,500 of principal at $.001 per share, into common stock. On May 12, 2005, Cornell Capital Partners, L.P. converted the $77,500 plus $40,526 of accrued interest at $.001 per share into 118,026,000 shares of common stock. At June 30, 2005, no amount remains owed to Cornell Capital Partners, L.P. on the convertible debenture.

NOTE 11. STOCKHOLDERS' EQUITY

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

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


(B) Preferred Stock

      o     Series A Convertible Preferred Stock

      The Company has 25,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the acquisition of the Cyber-Test business, the Company issued 4,200 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") having a liquidation value of $1,000 per share, to Cornell Capital Partners, L.P. During fiscal 2005, a portion of these shares was transferred by Cornell Capital Partners, L.P. to unrelated parties. Holders of the Series A Preferred Shares are entitled to receive cash dividends on a cumulative basis, in arrears, at the annual rate of 5% when and if a dividend is scheduled by the Company's board of directors. The Series A Preferred Shares are convertible, in whole or in part, on or after May 21, 2005 into shares of common stock at the fixed price of $.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower.

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

      At June 30, 2005, no preferred shares have been converted into common stock.

      o     Series B Convertible Preferred Stock

      In conjunction with the Company's license of certain intangible assets, the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares"), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms of the Series A Preferred Shares. On June 23, 2005, holders of 200 shares of Series B Convertible Preferred stock elected to convert $200,000 of preferred stock at a price of $.0005 per share into 400,000,000 shares of common stock. At June 30, 2005, 100 shares of Series B Convertible Preferred stock remain outstanding.

(C) Stock Issued For Note Payable To Cornell Capital Partners, L.P.

      During the fiscal year ended June 30, 2005, the Company issued 172,881,526 shares of common stock having a value of $100,000 in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

(D) Stock Issued For Convertible Debt

      During the fiscal year ended June 30, 2005, the Company issued 230,026,000 shares of common stock valued at $187,500 and $42,526 of principal and accrued interest, respectively, in full payment on the 10% secured convertible debt. No amount remains owed to Cornell Capital Partners, L.P. on the convertible debenture.

(E) Stock Issued Under 2005 Stock Plan

      During the fiscal year ended June 30, 2005, the Company's Board of Directors adopted the Company's 2005 Stock Plan (the "Plan") to provide designated employees of the Company and its subsidiaries, certain independent consultants and advisors and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company and its business thereby benefiting the Company's stockholders and will align the economic interests of the participants with those of the stockholders.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


      Subject to adjustment for stock dividends, splits or recapitalization, the aggregate number of shares of common stock of the Company that may be issued or transferred under the Plan or upon which awards under the Plan may be granted is 700,000,000 shares, (i) 500,000,000 of which may be issued as Restricted Stock and (ii) 200,000,000 of which may be issued as incentive stock options or non-incentive stock options, some of all of which may be incentive stock options when issued to individuals entitled to receive incentive stock options. The shares may be authorized but unissued shares of common stock or reacquired shares of common stock, including shares purchased by the Company on the open market for purposes of the Plan. If and to the extent Options granted under the Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any Restricted Stock is forfeited, the shares subject to such Grants shall again be available for purposes of the Plan, unless otherwise provided by the Board.

      On May 24, 2005, the Board of Directors approved the issuance of 75,000,000 shares of the Company's common stock to each of the four non-employee directors of the Company, or 300,000,000 in the aggregate, having a value of $52,500 each or $210,000 in the aggregate, in recognition of the considerable time and effort that each non-employee director has devoted to the Company's business since at least October 1999 without adequate compensation and without the protection of directors and officers liability insurance (the "Stock Grants"). The Stock Grants were formally issued pursuant to the terms and conditions of the Plan on June 29, 2005.

      Pursuant to the terms of the June 7, 2005 Services Agreement between Mr. Danson, Danson Partners, LLC and the Company, (See Note 12(A)), Mr. Danson was to receive a share bonus of 200,000,000 restricted, fully vested shares of the Company's Common Stock (the "Stock Bonus"). On June 29, 2005, the Stock Bonus was formally issued pursuant to the terms and conditions of the Plan. These shares had a value of $140,000 and together with the Stock Grants above, have an aggregate value of $350,000 that was charged to earnings as compensation expense for the fiscal year ended June 30, 2005.

(F) Stock Issued For Services

      During the fiscal year ended June 30, 2005, the Company issued 5,000,000 shares of our common stock having a value of $7,500 for professional services rendered.

NOTE 12. COMMITMENTS AND CONTINGENCIES

(A) Employment Agreements

      On June 7, 2005, the Company entered into a Services Agreement (the "Services Agreement") with Wayne I. Danson and Danson Partners, LLC , a limited liability company of which Mr. Danson is a principal ("DPL"). Prior to entering into the Services Agreement, Mr. Danson had served as the Company's President and Chief Financial Officer pursuant a Consulting Agreement. Under the Services Agreement, DPL will provide Mr. Danson's services to the Company and Mr. Danson will serve as Chief Executive Officer, President and Chief Financial Officer of the Company. In addition, the Company will take all necessary action to cause Mr. Danson to continue as a member of the Company's Board of Directors, and, if elected, Mr. Danson will continue to serve as a director of the Company. The Services Agreement further provides that, at the request of the Company's Board of Directors, Mr. Danson also will serve as a director or officer of any subsidiary of the Company without additional compensation. The Services Agreement is effective as of January 1, 2005 and expires on the second anniversary thereof unless earlier terminated in accordance with its terms.

      Under the Services Agreement, the Company will pay DPL an annual base fee of $250,000. Pursuant to the Services Agreement, DPL is also entitled to (i) a cash bonus of $250,000, including $50,000, which was paid in July 2004 and $75,000, which was paid in January 2005 with the remaining $125,000 to be earned as of August 1, 2005 and paid on or before August 31, 2005 (this remaining amount has not been paid as of the date of this report), and (ii) a share bonus of 200,000,000 fully vested shares of the Company's Common Stock issued contemporaneously with the execution of the Services Agreement. Mr. Danson has entered into a Lock-Up Agreement with the Company in connection with the issuance of the share bonus. For each fiscal year or portion therefore during the term of the Services Agreement, the Company may pay to DPL an annual performance bonus, in cash and/or restricted shares of Common Stock, in an amount determined at the sole discretion of the Compensation Committee, taking into account such factors as it considers appropriate, including but not necessarily limited to, Mr. Danson's contribution to the Company's consolidated net earnings and stock appreciation during such fiscal year. In addition, the Company may grant cash bonuses, restricted shares of Common Stock, or options to DPL in consideration for Mr. Danson's services, with a vesting schedule and other terms established by the Company's Compensation Committee in its sole discretion. Neither Mr. Danson nor DPL will receive additional consideration for Mr. Danson's service as a director of the Company. Under the Services Agreement, the Company is obligated to provide a $2,000,000 term life insurance policy on Mr. Danson, the beneficiary of which will be Mr. Danson's wife, and to insure Mr. Danson under a $2,000,000 key man life insurance policy, the beneficiary of which will be the Company.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


      On June 24, 2004,  we entered into a two year  employment  agreement  with
Martin Nielson, our Senior Vice President-Acquisitions (the "Nielson Agreement"). Under the terms of the Nielson Agreement, Mr. Nielson is employed as Encompass' President and Chief Executive Officer and a Senior Vice President-Acquisitions of the Company. Mr. Nielson is entitled to a $200,000 annual salary and the right to earn up to 50,000,000 shares of our restricted common stock valued at $.01 per share, or $500,000, to vest over a two-year period. As of June 30, 2005, Mr. Nielson has received 12,500,000 shares of common stock and is entitled to receive the balance of 37,500,000 shares when the stock fully vests in June 2006. Mr. Nielson is also entitled to receive an Incentive Bonus determined at the discretion of our Compensation Committee based on his contribution to our overall performance as well as a bonus based on the overall separate business and financial performance of Encompass and its wholly-owned operating subsidiaries. In addition, we have provided Mr. Nielson with a $1 million life insurance policy for his benefit and also insure Mr. Nielson under a $2 million key man life insurance policy.

      Mr. Nielson's contract was amended on June 1, 2005 to provide that Mr. Nielson's annual compensation for fiscal 2005 and 2006 will be $225,000 and $175,000, respectively.

      The Company recorded amortization of deferred compensation expense in the amount of $250,000 for the fiscal year ended June 30, 2005 in connection with Mr. Nielson's employment agreement.

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

(B) Termination of Employment Agreements

      On May 10, 2005, Pacific Magtron International Corp. terminated the Employment Agreements, dated December 30, 2004, among Pacific Magtron International Corp., Advanced Communications Technologies, Inc., and Encompass Group Affiliates, Inc. and each of Theodore S. Li and Hui Cynthia Lee. PMIC has terminated these Employment Agreements and the employment of Mr. Li and Ms. Lee with PMIC and its subsidiaries for "cause" pursuant to the terms of the Employment Agreements. These Employment Agreements became effective contemporaneously with the sale of an aggregate of 6,454,300 shares of the common stock of PMIC by Mr. Li and Ms. Lee, representing 61.56% of the then issued and outstanding common stock, to the Company. In addition to base salaries and other compensation, the Employment Agreements provided for payment of a signing bonus of $225,000 to each of Mr. Li and Ms. Lee on or before January 29, 2005. No part of these bonuses has been paid.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


(C) Operating Lease Commitment

      The  Company's  principal  executive  office is located  at 420  Lexington
Avenue, Suite 2738, New York, New York 10170. The Company, through a license agreement effective December 1, 2004 with Danson Partners, LLC, a party related to our chief executive officer, occupies a 499 square foot office facility having a monthly lease obligation of $1,478, as adjusted annually. The term of the Company's license agreement is a month-to-month term and is at fair market rental.

      The Company's core operating business, Cyber-Test is located at 448 Commerce Way, Longwood, Florida 32750. This 29,000 square foot office/warehouse facility has a one-year triple net lease that commenced on August 1, 2004 and ends on July 31, 2005, and carries two one year options at a monthly lease obligation of $13,900. Cyber-Test exercised its one year option and extended its lease to July 31, 2006. The lease is renewable on a year-to-year basis by providing written notice 60 days prior to the expiration of the then current term.

      The Company's principal operating unit, Encompass is located at 1600 California Circle, Milpitas, California 95035. Encompass leases 2,000 square feet of office space on a month-to-month basis for $2,000 per month. The lease commenced on July 1, 2005.

(D) Legal Matters

      The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2005, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 between the Company and Mr. Li and Ms. Lee. On or about July 6, 2005, the defendants filed a motion for a more definite statement of our complaint. That motion remains under consideration by the court and discovery has not yet commenced.


NOTE 13. RELATED PARTIES

(A) Legal Counsel

      Certain of the Company's legal counsel are stockholders and directors of the Company. The Company has paid these attorneys, for current and prior legal services, an aggregate of $76,882 in cash and $0 in stock during the fiscal year 2005 and $150,004 in cash and $155,000 in stock during the fiscal year 2004. At June 30, 2005, the Company had no balance owed to these attorneys.

(B) President, Chief Executive Officer and Chief Financial Officer

      The Company's President, Chief Executive Officer and Chief Financial Officer, who is also a director and stockholder of the Company, and Managing
Director and Founder of a separate company, has been contracted to provide executive and financial consulting services to the Company. The Company paid this executive, for current and prior executive and financial services, $362,476 in cash and $140,000 in stock during the fiscal year 2005 and $279,794 in cash and $150,000 in stock during the fiscal year 2004. At June 30, 2005, the Company had no balance owed to this executive.

(C)  Independent Directors

      Certain of the Company's independent directors were contracted to provide business services to the Company. The Company paid these independent directors, for current and prior business services, an aggregate of $23,406 in cash and $0 in stock during the fiscal year 2005 and $24,666 in cash and $30,000 in stock during the fiscal year 2004. At June 30, 2005, the Company did not have any remaining obligation to these independent directors.

    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005


NOTE 14. GOING CONCERN

      The Company's consolidated financial statements for the fiscal year ended June 30, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company's net loss of $735,833 and negative cash flow from operations of $875,933 for the year ended June 30, 2005 and working capital deficiency of $139,363 as of June 30, 2005, raise substantial doubt about its ability to continue as a going concern.

      The ability of the Company to continue as a going concern is dependent on the Company's ability to resolve liquidity problems by generating sufficient operating profits to provide an additional source of working capital.

      The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.