Form 10QSB
period 2005-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2005-11-14
CIK 1100820

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

                  For the Three Months Ended September 30, 2005

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


                                 (646)-227-1600
                                 --------------
                           (Issuer's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

As of November 1, 2005, there were 3,290,867,263 shares of the registrant's no par value common stock issued and outstanding.

Transmittal Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB

Part I-Financial Information

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets As Of
            September 30, 2005 (Unaudited) And June 30, 2005                   1

          Condensed Consolidated Statements Of Operations For
            The Three Months Ended September 30, 2005 And 2004 (Unaudited)     2

          Condensed Consolidated Statement Of Stockholders' Equity
            For The Three Months Ended September 30, 2005 (Unaudited)          3

          Condensed Consolidated Statements Of Cash Flows For The Three
            Months Ended September 30, 2005 And 2004 (Unaudited)               4

          Notes To Condensed Consolidated Financial Statements As Of
            September 30, 2005 (Unaudited)                                     5

Item 2.   Management's Discussion And Analysis Or Plan Of Operation           12

Item 3.   Controls And Procedures                                             12

Part II-Other Information

Item 1.   Legal Proceedings                                                   23

Item 2.   Unregistered  Sales of Equity Securities And Use Of Proceeds        23

Item 3.   Defaults Upon Senior Securities                                     23

Item 4.   Submission Of Matters To A Vote Of Security Holders                 23

Item 5.   Other Information                                                   23

Item 6.   Exhibits                                                            24

As used herein, the terms the "Company," "Advanced Communications Technologies," "we," "us" or "our" refer to Advanced Communications Technologies, Inc., a Florida corporation.


--------------------------------------------------------------------------------

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in the "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this quarterly report constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "believes," "expects," "anticipates," "could," "estimates," "grow," "plan," "continue," "will," "seek," "scheduled," "goal" or "future" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                                 2005
                                                                              (Unaudited)       June 30, 2005
                                                                            ---------------    ---------------
ASSETS
   Current Assets
      Cash and cash equivalents                                             $       380,925    $       836,876
      Accounts receivable, net of allowance for doubtful accounts of
        $12,584 and $4,723 at September 30, 2005 and June 30, 2005,
        respectively                                                                738,109            364,285
      Inventories                                                                   367,138            367,453
      Prepaid expenses and other current assets                                     147,435            130,605
                                                                            ---------------    ---------------
   Total Current Assets                                                           1,633,607          1,699,219
                                                                            ---------------    ---------------

   Property and equipment, net of accumulated depreciation of $37,835
     and $20,697 as of September 30, 2005 and June 30, 2005, respectively           246,562            259,764
                                                                            ---------------    ---------------

   Other Assets
      Licensed Intangibles and rights                                               400,000            400,000

      Excess of cost over fair value of assets acquired                           2,611,055          2,611,055
                                                                            ---------------    ---------------
   Total Other Assets                                                             3,011,055          3,011,055
                                                                            ---------------    ---------------

TOTAL ASSETS                                                                $     4,891,224    $     4,970,038
                                                                            ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Current portion of notes payable                                      $     1,020,712    $     1,020,028
      Accounts payable and accrued expenses                                       1,107,241            818,554
                                                                            ---------------    ---------------
   Total Current Liabilities                                                      2,127,953          1,838,582
   Long-term Notes and Loans Payable, less current portion                          199,653            205,367
                                                                            ---------------    ---------------

TOTAL LIABILITIES                                                                 2,327,606          2,043,949
                                                                            ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 25,000 shares authorized:
      Series A convertible preferred stock, $.01 par value,
        4,185 and 4,200 shares issued and outstanding, respectively                      42                 42
      Series B convertible preferred stock, $.01 par value,
        100 shares issued and outstanding                                                 1                  1
   Common stock, no par value, 5,000,000,000 shares authorized:
      3,170,523,731 and 3,151,773,731 shares issued and outstanding,
        respectively                                                             29,766,907         29,751,907
   Additional paid in capital                                                     5,411,831          5,426,831
   Deferred commitment and equity financing fees, net of accumulated
     amortization                                                                   (25,000)           (25,000)
   Deferred compensation, net of amortization of $312,500 and $250,000,
     respectively                                                                  (187,500)          (250,000)

   Accumulated deficit                                                          (32,402,663)       (31,977,692)
                                                                            ---------------    ---------------
   Total Stockholders' Equity                                                     2,563,618          2,926,089
                                                                            ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     4,891,224    $     4,970,038
                                                                            ===============    ===============


--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               For The Three Months Ended
                                                           ----------------------------------
                                                                     September 30,
                                                           ----------------------------------
                                                                2005               2004
                                                           ---------------    ---------------
GROSS REVENUES                                             $     2,288,683    $     1,825,184

COST OF REVENUES                                                 1,552,322          1,151,428
                                                           ---------------    ---------------

GROSS PROFIT                                                       736,361            673,756
                                                           ---------------    ---------------

OPERATING EXPENSES
      Depreciation and amortization                                 79,638             70,306
      Professional and consulting fees                              75,746            212,159
      Other selling, general and administrative expenses           985,465            687,266
                                                           ---------------    ---------------

TOTAL OPERATING EXPENSES                                         1,140,849            969,731
                                                           ---------------    ---------------

Loss From Operations before Other Income (Expense)                (404,488)          (295,975)
                                                           ---------------    ---------------

OTHER INCOME (EXPENSE)
      Distributable share of partnership income                         --            215,233
      Interest expense, net                                        (20,483)           (39,266)
                                                           ---------------    ---------------

TOTAL OTHER INCOME (EXPENSE), NET                                  (20,483)           175,967
                                                           ---------------    ---------------

NET LOSS                                                   $      (424,971)   $      (120,008)
                                                           ===============    ===============

Net loss per share - basic and dilutive                    $            --    $            --
                                                           ===============    ===============

Weighted average number of shares
  outstanding during the year - basic and dilutive           3,152,792,753      1,996,621,493
                                                           ===============    ===============


--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     COMMON STOCK                      PREFERRED STOCK               ADDITIONAL
                           --------------------------------    --------------------------------       PAID IN         ACCUMULATED
                               SHARES            AMOUNT            SHARES           AMOUNT            CAPITAL          DEFICIT
                           --------------    --------------    --------------    --------------    --------------   --------------
BALANCE AT
  JUNE 30, 2005             3,151,773,731    $   29,751,907             4,300    $           43    $    5,426,831   $  (31,977,692)

Common stock issued on
  conversion of Series
  A preferred stock            18,750,000            15,000               (15)                            (15,000)
Amortization of deferred
  compensation

Net loss for the period                                                                                                   (424,971)
                           --------------    --------------    --------------    --------------    --------------   --------------

BALANCE AT
  SEPTEMBER 30, 2005        3,170,523,731    $   29,766,907             4,285    $           43    $    5,411,831   $  (32,402,663)
                           ==============    ==============    ==============    ==============    ==============   ==============

                                    COMMITMENT
                                    AND EQUITY         DEFERRED
                                  FINANCING FEES     COMPENSATION          TOTAL
                                  --------------    --------------    --------------
BALANCE AT
  JUNE 30, 2005                   $      (25,000)   $     (250,000)   $    2,926,089

Common stock issued on
  conversion of Series
  A preferred stock                                                               --
Amortization of deferred
  compensation                                              62,500            62,500

Net loss for the period                                                     (424,971)
                                  --------------    --------------    --------------

BALANCE AT
  SEPTEMBER 30, 2005              $      (25,000)   $     (187,500)   $    2,563,618
                                  ==============    ==============    ==============


--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             For the Three Months Ended
                                                                   September 30,
                                                         ----------------------------------
                                                              2005               2004
                                                         ---------------    ---------------
CASH FLOWS USED IN CONTINUING OPERATIONS:
Net loss from operations                                 $      (424,971)   $      (120,008)
Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                                  79,638             70,306
   Debt discount expense                                              --             23,438
   Distributive share of partnership income                           --           (215,233)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
   Accounts receivables                                         (373,824)                --
   Deferred Costs and other receivables                               --             96,931
   Inventories                                                       315              8,262
   Prepaid expense/security deposits                             (16,830)             1,515
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                         268,033             82,290
   Interest payable                                               20,653             16,891
                                                         ---------------    ---------------
Net cash used in operating activities                           (446,986)           (35,608)
                                                         ---------------    ---------------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Partnership distributions                                             --            130,000
Purchase of business/fixed assets                                 (3,936)            (4,655)
Purchase of investment securities                                     --            (91,618)
                                                         ---------------    ---------------
Net cash (used in) provided by investing activities               (3,936)            33,727
                                                         ---------------    ---------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of short-term and installment notes                     (5,029)           (80,000)
                                                         ---------------    ---------------

Net cash used in financing activities                             (5,029)           (80,000)
                                                         ---------------    ---------------

Net decrease in cash                                     $      (455,951)   $       (81,881)

Cash at beginning of period                                      836,876          1,193,170
                                                         ---------------    ---------------

CASH AT END OF PERIOD                                    $       380,925    $     1,111,289
                                                         ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended September 30, 2005, the Company issued 18,750,000 shares of common stock on the conversion of $15,000 of Series A Convertible Preferred Shares.

During the three months ended September 30, 2004, the Company issued 172,881,526 shares of common stock in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.


--------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 1.   BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

      Unless the context requires otherwise, "we", "us", "our" or the "Company" refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

      We are a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. a Delaware corporation ("Encompass"), acquires and operates businesses that provide computer and electronics repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. Additionally, through our wholly-owned investment subsidiary, Hudson Street Investments, Inc. ("Hudson Street"), we seek to acquire minority investments in various profitable businesses.

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

      Cyber-Test, a Delaware corporation and wholly-owned subsidiary of Encompass, operates as an independent service organization. From its roots in the space industry more than 19 years ago, Cyber-Test provides board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics, such as PDAs and digital cameras. Programs are delivered nationwide through proprietary systems that feature real-time EDI, flexible analysis tools and repair tracking.

      Pacific Magtron International Corporation, Inc. ("PMIC") together with its wholly-owned subsidiaries Pacific Magtron, Inc. ("PMI"), Pacific Magtron International (GA), Inc. ("PMIGA") and Live Warehouse, Inc. ("LWI"), is our 62% majority-owned subsidiary that we acquired as of December 30, 2004. PMIC's principal business consisted of the importation and wholesale distribution of electronics products, computer components and computer peripheral equipment throughout the United States. LWI sold consumer computer products through the Internet and distributed certain computer products to resellers. On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LWI filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14326 LBR".

      Because PMIC was unsuccessful in reaching an agreement with one of its secured creditors, on June 23, 2005 it ceased all business activities except those necessary to liquidate its remaining assets.

(B) Financial Statement Presentation And Principles Of Consolidation

      The consolidated financial statements include the Company and all of its wholly-owned subsidiaries. The Company consolidates all majority-owned and controlled subsidiaries, uses the equity method of accounting for investments in which the Company is able to exercise significant influence, and uses the cost method for all other investments. In accordance with ARB51 and FAS94, the Company's consolidated financial statements do not include the consolidated financial results of PMIC, a majority-owned company, and its wholly-owned subsidiaries, PMI, PMIGA and LWI.

      Due to the bankruptcy filing of PMIC and its subsidiaries on May 11, 2005, and as of that date, the Company no longer was able to exercise management control over PMIC's business or operations. Effective May 11, 2005, the Company accounted for its investment in PMIC under the cost method of accounting. At June 30, 2005, the Company wrote off its entire investment in PMIC. All significant intercompany transactions have been eliminated in consolidation.


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

(C) Interim Financial Statements

      Financial statements as of September 30, 2005 are unaudited but in the opinion of management the consolidated financial statements include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed by the Company on October 3, 2005.

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

(D) Concentration of Major Customers

      During the three months ended September 30, 2005, Cyber-Test's sales to two customers accounted for approximately 90% of its sales and accounts receivable. For the three months ended September 30, 2004, sales to and accounts receivable from these two major customers represented 79% and 68% respectively of total sales and accounts receivable.

(E) Use of Estimates

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

(F) Excess Of Cost Over Net Assets Acquired

      In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired". The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. As of September 30, 2005 and June 30, 2005, these intangible assets were not impaired.

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

(H) Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the three months ended September 30, 2005 and 2004, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

(I) Property and Equipment

      Property and equipment are stated at cost. Assets are depreciated using the straight-line method for both financial statement and tax purposes based on the following estimated useful lives:

      Machinery and equipment                        3 to 7 years
      Furniture and fixtures                         5 to 7 years
      Leasehold improvements                         2 years (lease life)

      Maintenance and repairs are charged to expense when incurred.

(J) Business Segments

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". During the three months ended September 30, 2005, the Company operated in one business segment.

(K) Revenue Recognition

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the year.

(L) Concentration of Credit Risk

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(M) Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective beginning with the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 for non-small business issuers or after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

NOTE 2.   PROPERTY AND EQUIPMENT

                                                 September 30, 2005        June 30, 2005
                                                 ------------------     ------------------
Computer, office equipment and fixtures          $          196,639     $          135,494
Machinery and equipment                                      30,706                 23,731
Leasehold improvements                                       57,052                121,236
Less: Accumulated depreciation                              (37,835)               (20,697)
                                                 ------------------     ------------------
Property and equipment, net                      $          246,562     $          259,764
                                                 ==================     ==================


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

      Depreciation expense for the three months ended September 30, 2005 was $17,138.

NOTE 3.   NOTES AND LOAN PAYABLE

                                                 September 30, 2005        June 30, 2005
                                                 ------------------     ------------------
      Current:
      --------
      8% Note Payable-Current                    $           57,831      $          57,831
      Note Payable-Cornell Capital                          275,000                275,000
      6% Secured Note Due 12/05                             500,000                500,000
      6% Unsecured Note due 6/07                            166,157                166,157
      Capitalized Lease                                      21,724                 21,039
                                                 ------------------     ------------------
      Notes Payable-Current                      $        1,020,712     $        1,020,028
                                                 ==================     ==================
      Long-Term:
      ----------
      6% Unsecured Note                          $          166,157     $          166,157
      Capitalized Lease                                      33,496                 39,210
                                                 ------------------     ------------------
      Notes Payable-Long-Term                    $          199,653     $          205,367
                                                 ==================     ==================

(A) 8% Note Payable

      On November 14, 2002, the Company settled its litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issued a three-year unsecured 8% promissory note in the principal amount of $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest, the first of which was due on December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. As of September 30, 2005, $57,831 is outstanding and is recorded as a current liability.

(B) Note Payable-Cornell Capital Partners, L.P.

      During January 2004, the Company entered into a six-month unsecured promissory note with Cornell Capital Partners, L.P. in the amount of $3,000,000, of which the net proceeds of $2,829,000 were used to purchase the Company's minority interest in the Yorkville Advisors partnership. Under the terms of the promissory note, the Company agreed to repay the note either in cash or through the net proceeds to be received by the Company under its Equity Line of Credit facility over a 24-week period commencing February 23, 2004. The promissory note is non-interest bearing and only becomes interest-bearing, at the rate of 24% or the highest rate permitted by law, if lower, in the event that the note is not repaid when due. As of June 30, 2004, the Company repaid $625,000 of the note from proceeds on the issuance of 517,000,360 shares of common stock under its Equity Line of Credit facility. During the fiscal year ended June 30, 2005, we repaid a total of $2,100,000 of principal on the note, of which $100,000 was repaid by issuing 172,881,526 shares of common stock and $2,000,000 was repaid in cash leaving a balance of $275,000. No interest is accrued on or owed under the terms of the original $3,000,000 short-term obligation. On February 10, 2005, the note was modified, extended to June 30, 2005, and bears interest at a rate of 10%. The note was not paid when due and is currently in default.

(C) 6% Unsecured Note Payable

      Pursuant to the terms of the Cyber-Test, Inc. acquisition, on June 2, 2004, the Company issued a $498,469 three-year 6% unsecured installment note to the shareholders of Cyber-Test, Inc. as part of the purchase of the Cyber-Test assets. The note matures on June 2, 2007 and is payable in three equal annual installments of $166,156 plus accrued interest. During the fiscal year ended June 30, 2005, we paid the first installment on the note in the amount of $166,156, plus $9,970 of accrued interest. As of September 30, 2005, the balance of the note was $332,313, of which $166,157 is reported as a current liability.

(D) 6% Secured Note Payable

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


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      On May 11, 2005, we filed suit against Mr. Li and Ms. Lee for various breaches of the Stock Purchase Agreement (see Note 5(c)).

(E) Capitalized Lease Obligation-Future Minimum Lease Payments

      The Company leases a telephone system, including software, under an agreement that is classified as a capital lease. The cost of equipment purchase was $69,678 and is included in the Balance Sheets as property, plant, and equipment at September 30, 2005. Accumulated amortization of the leased equipment was $6,968 as of September 30, 2005. Amortization of assets under capital leases is included in depreciation expense.

      The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of September 30, 2005, are as follows:

                                                            Period Ending
                                                            September 30,               Amount
                                                          ------------------     ------------------
                                                                 2006            $           27,392
                                                                 2007                        27,392
                                                                 2008                         9,131
                                                                                 ------------------
   Total minimum lease payments                                                              63,915
   Less: Amount representing interest                                                        (8,695)
                                                                                 ------------------
   Present value of net minimum lease payments                                               55,220
   Less: Current maturities of capital lease obligations                                    (21,724)
                                                                                 ------------------
   Long-term capital lease obligations                                           $           33,496
                                                                                 ==================

      Future maturities of long-term debt as of September 30, 2005 are as follows:

                             Date               Amount
                      ------------------  ------------------
                         June 30, 2006             1,020,712
                         June 30, 2007               199,653
                         Thereafter                       --
                                          ------------------
                           Total          $        1,220,365
                                          ==================


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 4.   STOCKHOLDERS' EQUITY

(A) Preferred Stock

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

      In any liquidation of the Company, each of the Series A Preferred Shares will be entitled to a liquidation preference before any distribution may be made on the Company's common stock or any series of capital stock that is junior to the Series A Preferred Shares. In the event of a fundamental change in control of the Company or its current management, each holder of the Series A Preferred Shares has the immediate right to convert its Series A Preferred Shares into common stock of the Company.

      At June 30, 2005, no preferred shares had been converted into common stock.

      On September 26, 2005, a holder of the Series A Preferred Shares converted $15,000 of its Series A Preferred Shares at a price of $.0008 per share into 18,750,000 shares of common stock. At September 30, 2005, 4,185 Series A Preferred Shares remain issued and outstanding.

      In addition, on October 18, 2005 and October 26, 2005, holders of Series A Preferred Shares converted an additional 40 shares, or $40,000 in the aggregate, of Series A Preferred Shares at a price of $.00081 and $.00069 per share into 24,691,358 and 28,985,507 shares of our common stock, respectively.

      o     Series B Convertible Preferred Stock

      In conjunction with the Company's license of certain intangible assets, the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares"), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms of the Series A Preferred Shares. On June 23, 2005, holders of 200 Series B Preferred Shares elected to convert such shares at a price of $.0005 per share
($200,000 in the aggregate) into 400,000,000 shares of common stock. At September 30, 2005, 100 Series B Preferred Shares remain issued and outstanding.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

(A) Termination of Employment Agreements

      On May 10, 2005, Pacific Magtron International Corp. ("PMIC") terminated the Employment Agreements, dated December 30, 2004, among PMIC, Advanced Communications Technologies, Inc., and Encompass Group Affiliates, Inc. and each of Theodore S. Li and Hui Cynthia Lee. PMIC has terminated these Employment Agreements and the employment of Mr. Li and Ms. Lee with PMIC and its subsidiaries for "cause" pursuant to the terms of the Employment Agreements. These Employment Agreements became effective contemporaneously with the sale of an aggregate of 6,454,300 shares of the common stock of PMIC by Mr. Li and Ms. Lee, representing 61.56% of the then issued and outstanding common stock, to the Company. In addition to base salaries and other compensation, the Employment Agreements provided for payment of a signing bonus of $225,000 to each of Mr. Li and Ms. Lee on or before January 29, 2005. No part of these bonuses has been paid.


--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

(B) Operating Lease Commitment

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

      The Company's core operating business, Cyber-Test, is located at 448 Commerce Way, Longwood, Florida 32750. This 29,000 square foot office/warehouse facility has a one-year triple net lease that commenced on August 1, 2004 and ends on July 31, 2005, and carries two one-year options at a monthly lease obligation of $13,900. Cyber-Test exercised its one year option and extended its lease to July 31, 2006. The lease is renewable on a year-to-year basis by providing written notice 60 days prior to the expiration of the then current term.

      The Company's  principal  operating  unit,  Encompass,  is located at 1600
California Circle, Milpitas, California 95035. Encompass leases 2,000 square feet of office space on a month-to-month basis for $2,000 per month. The lease commenced on July 1, 2005.

(C) Legal Matters

      The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2005, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among the Company and Mr. Li and Ms. Lee. On or about July 6, 2005, the defendants filed a motion for a more definite statement of our complaint. That motion remains under consideration by the court, and discovery has not yet commenced.

NOTE 6.   GOING CONCERN

      The Company's consolidated financial statements for the three months ended September 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company's net loss of $424,971, negative cash flow from operations of $446,986 for the three months ended September 30, 2005 and working capital deficiency of $494,346 as of September 30, 2005 raise substantial doubt about its ability to continue as a going concern.

      The ability of the Company to continue as a going concern is dependent on the Company's ability to resolve liquidity problems by generating sufficient operating profits to provide an additional source of working capital.

      The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this quarterly report contain words such as "may," "estimates," "expects," "anticipates," "believes," "plan," "grow," "will," "could," "seek," "continue," "future," "goal," "scheduled" and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties. See "Risk Related To Our Business" and "Risks Related To Our Stock" below.

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

Encompass' Strategy - Integrated Technology Life Cycle Services

      Our wholly-owned subsidiary and principal operating unit, Encompass, is the operating company through which we expect to grow and implement our strategy in the technology services industry. This industry, often broadly referred to as Reverse Logistics, consists of companies that provide repair and upgrade services, new and used parts in support of repair and upgrades, return services from resellers or for products no longer needed by the original users (often called asset recovery), refurbishment and resale services, and ultimately recycling or disposal services. These services and processes are part of the end-of-life-cycle for technology products and are the opposite of "supply chain services".

      It is Encompass' strategy to acquire, integrate and grow complementary companies in the reverse logistics field such that our customers and end users can realize an extended life for their technology products, and can ultimately replace these products cost effectively, efficiently and in accordance with the legal and moral responsibility to recycle the products without damaging the environment. It is our intent to acquire technology services companies with significant growth-potential and which complement our expansion plan such that we can provide a continuous expansion of these integrated life cycle services for the technology products within the consumer electronics industry.

      Cyber-Test is an electronic equipment repair company and is our principal service business. Cyber-Test, a 19-year old company, was acquired to be the platform from which our services business would expand. Cyber-Test's technicians are highly skilled at performing board-level repair for nearly all types of integrated circuit board products and in the timely and efficient repair of various consumer electronics. It is our expectation that this technical proficiency, combined with Cyber-Test's operational systems and blue-chip customer base will provide us with a suitable base for growth both by organic means and by acquiring complementary repair companies.

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


--------------------------------------------------------------------------------

Results of Operations-Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Summary of Results of Operations

                                         Three Months Ended         Period to
                                            September 30,            Period
                                          2005        2004          % Change
                                        --------------------        --------
                                           (in thousands)

Net income from Cyber-Test operations   $    115    $    131             (12)%
Net income from investments                   --         215              --
Parent company and Encompass overhead       (520)       (427)             22
Net interest expense                         (20)        (39)            (49)
                                        --------    --------        --------
Net Loss                                $   (425)   $   (120)            254%
                                        ========    ========        ========

Overview of First Quarter Results

      For the three months ended September 30, 2005, we incurred a consolidated net loss from continuing operations of $425,000 compared with a consolidated net loss of $120,000 or a 254% increase in our operating loss on a comparative basis. While we recorded record sales of $2.3 million relating to the repair, service and warranty and exchange of office equipment, PDAs, laptop computers, IPods, monitors and multi-functional units, which was a $500,000 or 28% increase in revenue for the comparative period, our gross margins decreased from 37% to 32%. Our overall gross profit increased only by $62,000 to $736,000 from $674,000 and was below expectations. Cyber-Test's net profit from operations of $115,000 or 5.1% of gross sales was below its 7.3% net profit percentage for the three-month period ended September 30, 2004 and was down from a $131,000 net profit from operations for the three-month period ended September 30, 2004.
Cyber-Test's gross and net profit was below expectations due to a variety of factors including (i) an increase in cost of sales due to the shift in sales mix from the repair of higher margin core products, such as fax machines, printers and multifunction machines, to higher volume, lower margin repairs of PDA and laptops, (ii) the incurrence of non-recurring upfront costs of entering new product lines (PDAs and Blackberry units), and (iii) a one-time inventory write-down due to machine part obsolescence. We expect higher gross margins and lower cost of sales throughout the remainder of fiscal 2006 due to greater production efficiencies and reduced costs of the new product line.

      For the three months ended September 30, 2005, we reported a consolidated loss of $405,000 from continuing operations before other expense as compared to a $296,000 loss from continuing operations before other income for the three months ended September 30, 2004. Included in these overhead costs is $80,000 and $70,000, respectively, of non-cash charges for depreciation and amortization. Consolidated operating costs increased by $170,000, or 18%, to $1,140,000 from $970,000 principally due to a one-time increase in employment costs offset by a substantial reduction in professional and consulting cost. For the three months ended September 30, 2004, our overall loss from operations was offset by $215,000 of other investment income from our investment in Yorkville Advisors, which was redeemed during our fiscal year ended June 30, 2005.

Revenue

      Consolidated revenue for the three months ended September 30, 2005 was $2.3 million as compared to revenue of $1.8 million for three months ended September 30, 2004, a $500,000, or 28%, increase in revenue from the comparative period. The increase in revenue was attributable to new contracts for the repair and service of laptops, PDAs and Blackberry units which Cyber-Test entered into during the last quarter of fiscal 2005 and ramped up into in full production during the first quarter of fiscal 2006.

Gross Profit

      Consolidated gross operating margin for the three months ended September 30, 2005 was 32% versus a gross margin of 37% for the three months ended September 30, 2004 and dipped due to the impact of a change in product mix from the higher margin service and repair of printers and fax machines to lower margin, higher volume service and repair of laptops and PDAs. Moreover, one-time upfront non-recurring costs of entering new product repair lines, such as technical training, purchase of seed stock and certain replacement parts for PDAs and Blackberry units that are not readily available in the aftermarket and need to be purchased directly from the original equipment manufacturer, increased our cost of sales and reduced gross profit margins. Once these upfront costs are fully incurred (generally over a three-month period), we expect that overall gross margins will increase because of production efficiencies and lower costs of sales.


--------------------------------------------------------------------------------

Cost of Sales

      Our cost of sales during the three months ended September 30, 2005 increased to $1,552,000 from $1,151,000, or $401,000, from the comparative three-month period ended September 30, 2004 and represents a 35% increase in our cost of sales. Our cost of sales increased not only due to increased sales volume during the quarter but also due to a substantial increase in freight expense in the amount of $150,000 because of higher energy costs, an increase in direct labor costs of $65,000 due to overtime costs, and a $100,000 write-down in inventory due to obsolescence of certain machine parts.

Operating Expenses

      Consolidated operating expenses for the three months ended September 30, 2005 and 2004 were $1.140 million and $970,000, respectively, representing an increase of $170,000 from the three months ended September 30, 2004. This overall increase was primarily attributable to an increase in selling, general and administrative costs of $298,000 that was offset, in part, by a decrease of $136,000 in professional and consulting expense compared to the three months ended September 30, 2004.

      Consolidated depreciation and amortization expense for the three months ended September 30, 2005 increased by $10,000 to $80,000 from $70,000 for the three months ended September 30, 2004 due to an increase in depreciation expense on property and equipment and leasehold improvements for the three months ended September 30, 2005 as a result of reducing the useful life of certain fixed assets during the quarter.

      Consolidated other selling, general and administrative expenses amounted to $985,000 for three months ended September 30, 2005, which was a $298,000 increase from the comparative prior period and was due to a nonrecurring increase in consolidated compensation related expenses in the amount of $304,000 and a slight decrease in Cyber-Test's operating business overhead during the three months ended September 30, 2005. Such overhead expenses include the overhead operation and cost associated with employing approximately 110 employees and operating an office and service/repair facility in Florida. The following is a breakdown of the components of consolidated other selling, general and administrative costs:

                                         Three Months Ended         Period to
                                            September 30,            Period
                                          2005        2004          % Change
                                        --------------------        --------
                                           (in thousands)

      Salaries and wages                $    680    $    376           80.85%
      Building facilities                     78          77            1.30
      Payroll and unemployment taxes          37          28           32.14
      Telephone and utilities                 26          27           (3.70)
      Marketing and promotion                 14          25          (44.00)
      Other SG&A costs                       150         154           (2.60)
                                        --------    --------        --------
                                        $    985    $    687           43.38%
                                        ========    ========        ========

Other Income (Expenses)

      Consolidated other income (expense) for the three months ended September 30, 2005 amounted to $20,000 of net other expense and was entirely attributable to net interest expense.

      During the three months ended September 30, 2004, we realized $176,000 of consolidated net other income due to the favorable results of our investment in Yorkville Advisors, which generated $215,000 of income during the quarter ended September 30, 2004. This investment income was offset, in part by, net interest expense of $39,000 inclusive of accrued interest on our 10% Secured Convertible Debentures, our 8% Note Payable, our 6% Note Payable and $23,000 of debt discount expense, net of $650 of interest income.


--------------------------------------------------------------------------------

      Consolidated interest expense decreased by $18,000, or 46%, to $20,000 from $39,000 for the three months ended September 30, 2005 compared to 2004. This decrease was due primarily to substantially lower levels of interest-bearing debt during the quarter as compared to the prior year.

Significant Accounting Policies

      Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

Inventory

      Inventory consists primarily of repair parts, consumable supplies for resale and used machines that are held for resale and is stated at the lower of weighted average cost or market. The weighted average cost of inventory approximates the first-in, first-out ("FIFO") method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and nonsalable inventory and records necessary provisions to reduce such inventory to net realizable value.

Allowance For Doubtful Accounts

      We make judgments as to our ability to collect outstanding trade receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed, and the future results of operations could be materially affected.

Long-Lived Assets

      Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired when the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Excess Of Cost Over Net Assets Acquired

      In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired". The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third-party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.


--------------------------------------------------------------------------------

Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the three months ended September 30, 2005, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

Revenue Recognition

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our acquisitions and investments principally with short-term borrowings through our Equity Line of Credit with Cornell Capital Partners, L.P. ("Cornell Capital") and cash received in exchange for the issuance of 4,200 shares of our Series A Convertible Preferred Stock to Cornell Capital. We have funded our ongoing operations through cash distributions and redemption proceeds received from (i) our investment in an investment management partnership and (ii) working capital generated by Cyber-Test. Our cash and cash equivalents totaled $380,295 at September 30, 2005.

      We have been exploring various alternative sources of financing to reduce our reliance on the Equity Line of Credit with Cornell Capital and the dilutive effect such facility has on our stock price. We have had various discussions with banking institutions and institutional investors to secure an acquisition debt facility to be used by us for the purpose of acquiring private and/or public companies in the technology and service industry that we believe will be compatible with our business and accretive to our results of operations. During the quarter, we engaged a New York based investment banking firm to assist us in securing an acquisition debt facility and/or long-term strategic equity investors, for the purpose of providing us with acquisition funds and funds for ongoing working capital needs and a planned recapitalization of our common and preferred stock. Although we and our investment bankers intend to find alternative financing to our Equity Line of Credit, there can be no assurance that we will be able to find investors or lenders that would provide us with financing at suitable valuations or rates of interest, if at all. In addition, there is no guarantee that we will be able to secure financing to permit us to pursue strategic acquisitions and investments.

      In conjunction with our acquisition of the Cyber-Test business, we issued 4,200 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") having a liquidation value of $1,000 per share to Cornell Capital. During fiscal 2005, Cornell Capital transferred a portion of these shares to unrelated parties. Holders of the Series A Preferred Shares are entitled to receive cash dividends on a cumulative basis, in arrears, at the annual rate of 5% when and if a dividend is scheduled by our Board of Directors. The Series A Preferred Shares are convertible, in whole or in part, on or after May 21, 2005 into shares of common stock at the fixed price of $.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. The Series A Preferred Shares are nonvoting and redeemable at the option of the Company, in whole or in part, at any time at a 20% premium to liquidation value. At September 30, 2005, 15 Series A Preferred Shares with a par value of $15,000 had been converted at a price of $.0008 per share, into 18,750,000 shares of common stock. On October 18, 2005 and October 26, 2005, holders of Series A Preferred Shares converted an additional 40 shares, or $40,000 in the aggregate, of Series A Preferred Shares at a price of $.00081 and $.00069 per share into 24,691,358 and 28,985,507 shares of common stock, respectively.

      In conjunction with our license of certain intangible assets, we issued 300 shares of our nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares"), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms of the Series A Preferred Shares. On June 23, 2005, holders of 200 Series B Preferred Shares elected to convert $200,000 of such shares at a price of $.0005 per share into 400,000,000 shares of common stock. At September 30, 2005, 100 Series B Preferred Shares remain outstanding.


--------------------------------------------------------------------------------

      During the three months ended September 30, 2005, we made no advances under the Equity Line of Credit. We entered into the $30 million Equity Line of Credit facility with Cornell Capital in July 2003. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically issue and sell to Cornell Capital shares of common stock for a total purchase of $30 million. The amount of each advance is subject to an aggregate monthly maximum advance amount of $2 million in any 30-day period. Cornell Capital will purchase the shares of common stock for a 9% discount to the lowest closing bid price of our common stock during the five trading days after a notice date. Cornell Capital intends to sell any shares under the Equity Line of Credit at the then prevailing market price.

      Our existing sources of liquidity, including cash resources and cash provided by operating activities, will not provide us with sufficient resources to meet our present and future working capital and cash requirements for the next 12 months. Consequently, we and our investment banker are actively pursuing a short-term secured working capital facility in the amount of up to $750,000 to provide us with the necessary working capital over the next 12 months in the event we fail to secure a suitable acquisition and working capital debt facility. We do not anticipate making any further advances under the Equity Line of Credit.

      We had total liabilities of $2,327,606 as of September 30, 2005 versus $2,043,949 as of June 30, 2005. These contractual obligations, along with the dates on which such payments are due, are described below:

                                                      Payments Due by Period (from September 30, 2005)
                                        ------------------------------------------------------------------------
                                                            1              2-3            4-5          After 5
Contractual Obligations                    Total       Year or Less       Years          Years          Years
-----------------------                 ------------   ------------   ------------   ------------   ------------
Notes Payable                           $  1,220,365   $  1,020,712   $    199,653   $         --   $         --
Accounts Payable and Accrued Expenses      1,107,241      1,107,241             --             --             --
Other Current Liabilities                         --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------
  Total Contractual Obligations         $  2,327,606   $  2,127,953   $    199,653   $         --   $         --
                                        ============   ============   ============   ============   ============

      During  the  three  months  ended   September  30,  2005,   the  Company's
contractual obligations increased by $283,657. At September 30, 2005, we had a working capital deficiency of $494,346.

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

      Below is a discussion of our sources and uses of funds for the three months ended September 30, 2005:

Overall Net Change In Cash Flow For The Three Months Ended September 30, 2005

      During the three months ended September 30, 2005, our cash decreased by $456,000. The net decrease in cash was principally the result of a change in the billing process by a major Cyber-Test customer that caused a temporary delay in the billing and collection of accounts receivable. These receivables were collected after the quarter's close.

Net Cash Used In Operating Activities

      Net cash used in operating activities was $447,000 and $36,000 for the three months ended September 30, 2005 and 2004, respectively. Net use of cash in operating activities for the three months ended September 30, 2005 was principally from our consolidated net loss of $425,000 increased by an increase in accounts receivable in the amount of $374,000 offset by non-cash charges of $80,000 and an increase in accounts payable and accrued expenses of $289,000. Net cash used in operating activities was $36,000 for the three months ended September 30, 2004 and was principally the result of our consolidated net loss of $120,000 offset by non-cash charges for amortization and debt discount expense in the aggregate amount of $94,000.


--------------------------------------------------------------------------------

Net Cash (Used In) Provided by Investing Activities

      Cash used in investing activities for the three months ended September 30, 2005 was $4,000 and was for the purchase of fixed assets. Cash provided from investing activities of $34,000 for the three months ended September 30, 2004 was attributable to $130,000 of cash distributions received from our partnership investment offset by $5,000 for the purchase of business assets by Cyber-Test and the purchase by Hudson Street of $92,000 of marketable investment securities in public and private companies.

Net Cash Used In Financing Activities

      Net cash of $5,000 used in financing activities for the three months ended September 30, 2005 was for the repayment by Cyber-Test of its equipment financing lease. Net cash of $80,000 used in financing activities for the three months ended September 30, 2004 was for the repayment of our short-term note to Cornell Capital Partners, L.P.

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

Risks Related To Our Business

      In addition to historical facts or statements of current condition, this quarterly report on Form 10-QSB contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events.

      The following discussion outlines certain factors that we think could cause our actual outcomes and results to differ materially from our forward-looking statements as well as impact our future overall performance. These factors are in addition to those set forth elsewhere in this quarterly report on Form 10-QSB.

We Have A History Of Losses, And May Incur Additional Losses

      We are a holding company with a limited history of operations. We achieved profitability for the first time in fiscal year 2004. While we have achieved profitability, we cannot be sure that we will maintain revenue sufficient for us to continue to remain profitable. For the fiscal year ended 2005, we incurred an overall net loss of $735,833. For the quarterly period ending September 30, 2005, we incurred an overall net loss of $425,000.

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

      In the past, we have funded all of our growth through equity and debt financings. We anticipate that our existing capital resources will not be sufficient to enable us to maintain currently planned operations through the next twelve (12) months, and we will need to raise additional funds or obtain a working capital facility in the near future to continue our business expansion plans.

      It is possible that we will be unable to obtain additional funding as and when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to delay the progress of our business expansion plans.


--------------------------------------------------------------------------------

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

We Could Be Materially Affected By Turnover Among Our Service Representatives

      Cyber-Test depends on its ability to identify, hire, train, and retain qualified service personnel, as well as a management team to oversee the services that Cyber-Test provides. A loss of a significant number of these experienced personnel would likely result in reduced revenues for Cyber-Test and could materially affect our business. Cyber-Test's ability to attract and retain qualified service representatives depends on numerous factors, including factors that Cyber-Test cannot control, such as conditions in the local employment markets in which it operates. We cannot provide any assurances that Cyber-Test will be able to hire or retain a sufficient number of service representatives to achieve its financial objectives.


--------------------------------------------------------------------------------

To Service Our Indebtedness, We Will Require A Significant Amount Of Cash. Our Ability To Generate Cash Depends On Many Factors Beyond Our Control

      Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations and available cash will not be adequate to meet our future liquidity needs for the next twelve (12) months. We are currently working with our investment banker to obtain a short-term working capital facility to provide us with the necessary working capital over the next 12 months in the event that we fail to secure a suitable acquisition and working capital debt facility.

      We cannot provide any assurances, however, that we will obtain any such facility or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot make any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot make any assurances that any such actions, if necessary, could be effect on commercially reasonable terms, or at all.

We Have A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2005 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

      We had a working capital deficit of $494,346 as of September 30, 2005, which means that our current liabilities exceeded our current assets by $494,346. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

      The issuance of shares upon any future conversion of the outstanding Series A Convertible Preferred Stock and B Convertible Preferred Stock will have a dilutive impact on our stockholders. As of September 30, 2005, we had $4,285,000 of outstanding shares of Series A Convertible Preferred Stock and B Convertible Preferred Stock that are convertible into shares of our common stock. Both the Series A Convertible Preferred Stock and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price is equal to or greater than $.01 per share at the time of conversion, the Series A Convertible Preferred Stock and B Convertible Preferred Stock would be convertible into an aggregate of 428,500,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 428,500,000. If such conversions had taken place at $0.001, our recent stock price, then holders of our Series A Convertible Preferred Stock and B Convertible Preferred Stock would have received 4,285,000,000 shares of our common stock. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.


--------------------------------------------------------------------------------

The Conversion Of Our Series A Convertible Preferred Stock Could Cause A Change Of Control

      The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. Cornell Capital Partners, L.P. currently holds $2,660,000 of our Series A Convertible Preferred Stock, which if converted at current prices would result in the issuance of up to 2,660,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own approximately 34% of our then outstanding shares of Common Stock, computed based on 5,000,000,000 shares that are currently authorized to be issued. In such event, Cornell Capital Partners, L.P. would be our largest shareholder and would be able to exercise control of us by electing directors, increasing the number of authorized shares of common stock that we could issue or otherwise.

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

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks:

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


--------------------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

      As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the September 30, 2005 quarterly period, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

      There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange
Act) during our first fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


--------------------------------------------------------------------------------

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company has been, and may in the future be, involved as a party to various legal proceedings which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2005, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among the Company and Mr. Li and Ms. Lee. On or about July 6, 2005, the defendants filed a motion for a more definite statement of our complaint. That motion remains under consideration by the court, and discovery has not yet commenced.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On June 30, 2005, we failed to pay the unsecured term note payable to Cornell Capital Partners, L.P. when due. The note, which was modified on February 10, 2005 and which has a principal balance of $275,000, bears interest at the rate of 10%. The total arrearage as of the date hereof is $295,777.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.


--------------------------------------------------------------------------------

ITEM 6. EXHIBITS

Exhibit
No.       Description                                           Location (1)
-------   -----------                                           ------------
2.1       Asset Purchase Agreement dated May 27, 2004,          Incorporated by reference to Exhibit 10.1
          by and between Cyber-Test, Inc., a Delaware           to the Company's Form 8-K filed with the
          corporation, and Cyber-Test, Inc., a Florida          SEC on June 18, 2004
          corporation.

2.2       Stock Purchase Agreement, dated as of December        Incorporated by reference to Exhibit
          10, 2004, among Advanced Communications               4.1 to the Company's Form 8-K filed
          Technologies, Inc., Theodore S. Li and Hui            with the SEC on December 14, 2004
          Cynthia Lee.

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

3(I)(c)   Third Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 2.3
          of Media Forum International, Inc.                    to the Company's Form S-8 filed with the
                                                                SEC on February 9, 2000

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


--------------------------------------------------------------------------------

Exhibit
No.       Description                                           Location (1)
-------   -----------                                           ------------
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


--------------------------------------------------------------------------------

Exhibit
No.       Description                                           Location (1)
-------   -----------                                           ------------
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

10.1*     Form of Grant Instrument under Advanced               Incorporated by reference to Exhibit 10.1
          Communications Technologies, Inc. 2005 Stock          to the Company's Form 8-K filed with the
          Plan for Non-Employee Director.                       SEC on July 6, 2005

10.2*     Form of Lock-Up Agreement for Executive               Incorporated by reference to Exhibit 10.2
          Officer/Director of Advanced Communications           to the Company's Form 8-K filed with the
          Technologies, Inc.                                    SEC on July 6, 2005

10.3*     Form of Grant Instrument under Advanced               Incorporated by reference to Exhibit 10.3
          Communications Technologies, Inc. 2005 Stock          to the Company's Form 8-K filed with the
          Plan for Executive Officer/Employee.                  SEC on July 6, 2005

10.4*     Services Agreement entered into on June 7,            Incorporated by reference to Exhibit 10.1
          2005 by and among Advanced Communications             to the Company's Form 8-K filed with the
          Technologies, Inc., Wayne I. Danson and Danson        SEC on July 13, 2005
          Partners, LLC.

10.5*     Employment Agreement dated June 24, 2004 by           Incorporated by reference to Exhibit
          and among Encompass Group Affiliates, Inc.,           10.41 to the Company's Form 10-KSB filed
          Advanced Communications Technologies, Inc. and        with the SEC on November 3, 2004
          Martin Nielson.

10.6*     January 1, 2005 Amendment to Employment               Incorporated by reference to Exhibit
          Agreement by and among Encompass Group                10.22 to the Company's Form 10-KSB filed
          Affiliates, Inc., Advanced Communications             with the SEC on October 3, 2005
          Technologies, Inc. and Martin Nielson.


--------------------------------------------------------------------------------

Exhibit
No.       Description                                           Location (1)
-------   -----------                                           ------------
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


--------------------------------------------------------------------------------

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.


                                      By:    /s/ Wayne I. Danson
                                             -----------------------------------
                                      Name:  Wayne I. Danson
                                      Title: President, Chief Executive Officer
                                             (Principal Executive Officer),
                                             Chief Financial Officer
                                             (Principal Accounting Officer)
                                             and Director
                                      Date:  November 11, 2005


--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit
No.       Description                                           Location (1)
-------   -----------                                           ------------
2.1       Asset Purchase Agreement dated May 27, 2004,          Incorporated by reference to Exhibit 10.1
          by and between Cyber-Test, Inc., a Delaware           to the Company's Form 8-K filed with the
          corporation, and Cyber-Test, Inc., a Florida          SEC on June 18, 2004
          corporation.

2.2       Stock Purchase Agreement, dated as of December        Incorporated by reference to Exhibit
          10, 2004, among Advanced Communications               4.1 to the Company's Form 8-K filed
          Technologies, Inc., Theodore S. Li and Hui            with the SEC on December 14, 2004
          Cynthia Lee.

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

3(I)(c)   Third Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 2.3
          of Media Forum International, Inc.                    to the Company's Form S-8 filed with the
                                                                SEC on February 9, 2000

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


--------------------------------------------------------------------------------

Exhibit
No.       Description                                           Location (1)
-------   -----------                                           ------------
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


--------------------------------------------------------------------------------

Exhibit
No.       Description                                           Location (1)
-------   -----------                                           ------------
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

10.1*     Form of Grant Instrument under Advanced               Incorporated by reference to Exhibit 10.1
          Communications Technologies, Inc. 2005 Stock          to the Company's Form 8-K filed with the
          Plan for Non-Employee Director.                       SEC on July 6, 2005

10.2*     Form of Lock-Up Agreement for Executive               Incorporated by reference to Exhibit 10.2
          Officer/Director of Advanced Communications           to the Company's Form 8-K filed with the
          Technologies, Inc.                                    SEC on July 6, 2005

10.3*     Form of Grant Instrument under Advanced               Incorporated by reference to Exhibit 10.3
          Communications Technologies, Inc. 2005 Stock          to the Company's Form 8-K filed with the
          Plan for Executive Officer/Employee.                  SEC on July 6, 2005

10.4*     Services Agreement entered into on June 7,            Incorporated by reference to Exhibit 10.1
          2005 by and among Advanced Communications             to the Company's Form 8-K filed with the
          Technologies, Inc., Wayne I. Danson and Danson        SEC on July 13, 2005
          Partners, LLC.

10.5*     Employment Agreement dated June 24, 2004 by           Incorporated by reference to Exhibit
          and among Encompass Group Affiliates, Inc.,           10.41 to the Company's Form 10-KSB filed
          Advanced Communications Technologies, Inc. and        with the SEC on November 3, 2004
          Martin Nielson.

10.6*     January 1, 2005 Amendment to Employment               Incorporated by reference to Exhibit
          Agreement by and among Encompass Group                10.22 to the Company's Form 10-KSB filed
          Affiliates, Inc., Advanced Communications             with the SEC on October 3, 2005
          Technologies, Inc. and Martin Nielson.


--------------------------------------------------------------------------------

Exhibit
No.       Description                                           Location (1)
-------   -----------                                           ------------
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


--------------------------------------------------------------------------------