Form 10QSB
period 2005-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2006-02-10
CIK 1100820

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

                For the Quarterly Period Ended December 31, 2005

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

                                 (646)-227-1600
                           (Issuer's telephone number)

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

As of February 1, 2006, there were 3,373,323,403 shares of the registrant's no par value common stock issued and outstanding.

Transmittal Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB

Part I-Financial Information

Item 1.        Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets As Of December 31, 2005 (Unaudited) And June 30, 2005

               Condensed Consolidated Statements Of Operations For The Three And Six Months Ended December 31, 2005 And 2004 (Unaudited)

               Condensed Consolidated Statement Of Stockholders' Equity For The Six Months Ended December 31, 2005 (Unaudited)

               Condensed Consolidated Statements Of Cash Flows For The Six Months Ended December 31, 2005 And 2004 (Unaudited)

               Notes To Condensed Consolidated Financial Statements As Of December 31, 2005 (Unaudited)

Item 2.        Management's Discussion And Analysis Or Plan Of Operation

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                                 2005
                                                                                             (Unaudited)     June 30, 2005
                                                                                             ------------    -------------
ASSETS
     Current Assets
       Cash and cash equivalents                                                             $    636,647    $     836,876
       Accounts receivable, net of allowance for doubtful accounts of $20,084
         and $4,723 at December 31, 2005 and June 30, 2005, respectively                          480,862          364,285
       Inventory                                                                                  377,221          367,453
       Prepaid expenses and other current assets                                                  139,892          130,605
                                                                                             ------------    -------------
     Total Current Assets                                                                       1,634,622        1,699,219
                                                                                             ------------    -------------
     Property and equipment, net of accumulated depreciation of $55,855
       and $20,697 as of December 31, 2005 and June 30, 2005, respectively                        243,721          259,764
                                                                                             ------------    -------------
     Other Assets
       Licensed intangibles and rights                                                            400,000          400,000
       Goodwill                                                                                 2,611,055        2,611,055
                                                                                             ------------    -------------
     Total Other Assets                                                                         3,011,055        3,011,055
                                                                                             ------------    -------------
TOTAL ASSETS                                                                                 $  4,889,398    $   4,970,038
                                                                                             ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Current Liabilities
       Current portion of notes payable                                                      $  1,021,047    $   1,020,028
       Accounts payable and accrued expenses                                                    1,237,778          818,554
                                                                                             ------------    -------------
     Total Current Liabilities                                                                  2,258,825        1,838,582
     Long-term notes and loans payable, less current portion                                      194,137          205,367
                                                                                             ------------    -------------
TOTAL LIABILITIES                                                                               2,452,962        2,043,949
                                                                                             ------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 25,000 shares authorized:
       Series A convertible preferred stock, $.01 par value, 4,135 and 4,200
        shares issued and outstanding, respectively                                                    41               42
       Series B convertible preferred stock, $.01 par value, 100 shares issued
        and outstanding                                                                                 1                1
     Common stock, no par value, 5,000,000,000 shares authorized,
       3,307,533,929 and 3,151,773,731 shares issued and outstanding, respectively             29,851,907       29,751,907
     Additional paid in capital                                                                 5,361,832        5,426,831
     Deferred commitment and equity financing fees, net of accumulated amortization               (25,000)         (25,000)
     Deferred compensation, net of amortization of $375,000 and $250,000 respectively            (125,000)        (250,000)
     Accumulated deficit                                                                      (32,627,345)     (31,977,692)
                                                                                              -----------    -------------
     Total Stockholders' Equity                                                                 2,436,436        2,926,089
                                                                                             ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  4,889,398    $   4,970,038
                                                                                             ============    =============

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        For The Three Months Ended              For the Six Months Ended
                                                                December 31,                           December 31,
                                                           2005               2004               2005               2004
                                                     ---------------    ---------------    ---------------    ---------------
NET SALES                                            $     2,202,442    $     1,709,919    $     4,491,124    $     3,535,103
COST OF SALES                                              1,389,326          1,111,547          2,941,648          2,262,975
                                                     ---------------    ---------------    ---------------    ---------------
GROSS PROFIT                                                 813,116            598,372          1,549,476          1,272,128
                                                     ---------------    ---------------    ---------------    ---------------
OPERATING EXPENSES
       Depreciation and amortization                          80,520             76,746            160,158            147,052
       Professional and consulting fees                      182,023            109,267            257,769            321,426
       Other selling, general and administrative
       expenses                                              754,763            684,425          1,740,228          1,372,681
                                                     ---------------    ---------------    ---------------    ---------------
TOTAL OPERATING EXPENSES                                   1,017,306            870,438          2,158,155          1,841,159
                                                     ---------------    ---------------    ---------------    ---------------
Loss From Operations before Other Income (Expense)          (204,190)          (272,066)          (608,678)          (569,031)
                                                     ---------------    ---------------    ---------------    ---------------
OTHER INCOME (EXPENSE)
       Forgiveness of debt                                        --          2,847,511                 --          2,847,511
       Distributable share of partnership income                  --            170,000                 --            385,233
       Interest expense, net                                 (20,492)           (26,201)           (40,975)           (64,477)
                                                     ---------------    ---------------    ---------------    ---------------
TOTAL OTHER INCOME (EXPENSE), NET                            (20,492)         2,991,310            (40,975)         3,168,267
                                                     ---------------    ---------------    ---------------    ---------------
NET INCOME (LOSS)                                    $      (224,682)   $     2,719,244    $      (649,653)   $     2,599,236
                                                     ===============    ===============    ===============    ===============
Net loss per share - basic                           $            --    $            --    $            --    $            --
                                                     ===============    ===============    ===============    ===============
Weighted average number of shares
  outstanding during the year - basic                  3,270,559,613      2,008,812,948      3,211,676,183      2,002,717,221
                                                     ===============    ===============    ===============    ===============

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements
                                        2

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

                                                                                Preferred
                                                    Common Stock                  Stock            Additional
                                            ----------------------------  ----------------------     Paid In         Accumulated
                                               Shares          Amount        Shares      Amount      Capital           Deficit
                                            --------------  ------------  ----------  ----------  -------------   ---------------
BALANCE AT JUNE 30, 2005                     3,151,773,731  $ 29,751,907       4,300  $       43  $   5,426,831   $   (31,977,692)
Stock issued on conversion of Series A
preferred stock                                 89,093,531        65,000         (65)         (1)       (64,999)
Escrow of Contingent stock                      16,666,667            --          --          --             --
Stock issued for executive bonus's              50,000,000        35,000          --          --             --
Amortization of deferred compensation
Net loss for the period                                                                                                 ( 649,653)
                                            --------------  ------------  ----------  ----------  -------------   ---------------
BALANCE AT DECEMBER 31, 2005                 3,307,533,929  $ 29,851,907       4,235  $       42  $   5,361,832   $   (32,627,345)
                                            ==============  ============  ==========  ==========  =============   ===============

                                               Deferred
                                              Commitment
                                              And Equity         Deferred
                                            Financing Fees     Compensation         Total
                                           ----------------   --------------    ------------
BALANCE AT JUNE 30, 2005                   $        (25,000)  $     (250,000)   $  2,926,089
Stock issued on conversion of Series A
preferred stock                                                           --              --
Escrow of Contingent stock                                                --              --
Stock issued for executive bonus's                                        --          35,000
Amortization of deferred compensation                                125,000         125,000
Net loss for the period                                                             (649,653)
                                           ----------------   --------------    ------------
BALANCE AT DECEMBER 31, 2005               $        (25,000)  $     (125,000)   $  2,436,436
                                           ================   ==============    ============

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For The Six Months
                                                                               Ended December 31,
                                                                           --------------------------
                                                                               2005           2004
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $  (649,653)   $ 2,599,236
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                160,158        147,052
  Allowance for doubtful accounts                                               15,000             --
  Debt discount expense                                                             --         36,977
  Stock issued for services                                                     35,000             --
  Forgiveness of debt                                                               --     (2,847,511)
  Distributive share of partnership income                                          --       (385,233)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Accounts receivables                                                        (131,577)       103,220
  Inventory                                                                     (9,768)           (77)
  Prepaid expense/security deposits                                             (9,286)        16,470
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                        419,224        128,389
                                                                           -----------    -----------
Net cash used in operating activities                                         (170,903)      (201,477)
                                                                           -----------    -----------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Partnership distributions                                                           --        280,000
Cash from consolidation of equity affiliate                                         --        613,800
Purchase of business/fixed assets                                              (19,115)       (14,126)
Purchase of investments                                                             --        (91,618)
                                                                           -----------    -----------
Net cash (used in) provided by investing activities                            (19,115)       788,056
                                                                           -----------    -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
Increase in restricted cash                                                         --        (70,000)
Repayment of short-term and installment notes                                  (10,211)      (332,832)
                                                                           -----------    -----------
Net cash used in financing activities                                          (10,211)      (402,832)
                                                                           -----------    -----------
Net (decrease) increase in cash and cash equivalents                       $  (200,229)   $   183,747
Cash and cash equivalents at beginning of period                               836,876      1,193,170
                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   636,647    $ 1,376,917
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended December 31, 2005, the Company issued 89,093,531 shares of common stock on the conversion of $65,000 of Series A Convertible Preferred Shares.

During the six months ended December 31, 2005, the Company issued 50,000,000 shares of restricted common stock to officers of Cyber-Test, as additional compensation in the amount of $35,000.

During the six months ended December 31 2004, the Company issued 172,881,526 shares of common stock in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

--------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 1.  BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

      Unless the context requires otherwise, "we", "us", "our" or the "Company" refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

      We are a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. a Delaware corporation ("Encompass"), acquires and operates businesses that provide computer and electronics repair and end-of-life cycle services and currently provides asset distribution and recovery services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. Additionally, through our wholly-owned investment subsidiary, Hudson Street Investments, Inc. ("Hudson Street"), we seek to acquire minority investments in various profitable businesses.

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

      On January 30, 2006, the court approved PMIC's Disclosure Statement that allows for PMIC to distribute the proposed Plan of Reorganization and Disclosure Statement to all creditors and shareholders for voting purposes. PMIC's proposed Plan of Reorganization provides for an estimated payout of approximately 50% to creditors holding valid claims and the merger of Herborium, Inc. into PMIC. The Livewarehouse ("LW"), a wholly-owned subsidiary of PMIC, plan provides for up to a 100% payment to those creditors of LW holding valid claims. Herborium, a privately-held New Jersey-based bio-herbaceutical company, distributes proprietary natural and complimentary healthcare solutions to consumers and healthcare professionals seeking alternative answers to disease treatment, management, and prevention. Its products address healthcare problems that are not met satisfactorily by conventional ethical pharmaceuticals. Herborium's reported revenue for fiscal 2005 was in excess of $800,000. After the merger, PMIC is expected to change its name to Herborium.

      PMIC's proposed Plan of Reorganization also provides for the cancellation of all of the previously outstanding common and preferred shares of PMIC and the distribution of unrestricted newly issued PMIC/Herborium stock to former PMIC shareholders of record other than Advanced Communications on a one for one basis. Advanced Communications' 62% majority interest in PMIC will be cancelled and newly issued unrestricted shares of Herborium will be issued to all shareholders of Advanced Communications directly as a special dividend. In connection with the merger, the former shareholders of Herborium would receive newly issued shares of PMIC/Herborium common stock representing 85% of the outstanding common stock. The shares owned by PMIC's current common shareholders, other than Advanced Communications, would represent 3.71% of the post merger shares, Advanced Communications' shareholders would hold 10.55%, and common shares representing less than 1% of the outstanding stock would be issued to former PMIC preferred shareholders.

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

      Under the PMI and PMIGA Plans of Liquidation and the PMIC Plan of Reorganization, Advanced Communications has been irrevocably appointed the estate representative to prosecute any and all causes of action that may be brought by the bankruptcy estates or PMIC against former officers Ted Li and Cynthia Lee, the former board of directors and any other party or parties acting in concert with the above. In this regard, Advanced Communications shall, as estate representative prosecute such claims and claim objections for the benefit of PMIC and the estates of PMI and PMIGA or the PMI or PMIGA Creditor Trusts, and PMIC, PMI and PMIGA shall retain the right to receive an allocated portion of the net proceeds of any such litigation (net of any reimbursements to Advanced Communications for legal costs) to the extent that there is an affirmative recovery. Under the bankruptcy plans, Advanced Communications has agreed to bear the cost of this litigation, with such legal costs to be reimbursed to Advanced Communications to the extent that there is an affirmative recovery.

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

(C) Interim Financial Statements

      Financial statements as of December 31, 2005 are unaudited but in the opinion of management the consolidated financial statements include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed by the Company on October 3, 2005.

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

(D) Concentration of Major Customers

      During the six months ended December 31, 2005, Cyber-Test's sales to two customers accounted for approximately 90% and 92% of its sales and accounts receivable, respectively. For the six months ended December 31, 2004, sales to and accounts receivable from these two major customers represented 79% and 64%, respectively of total sales and accounts receivable.

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

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

(F) Goodwill

      In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. As of December 31, 2005 and June 30, 2005, these intangible assets were not impaired.

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

(H) Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the six months ended December 31, 2005 and 2004, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

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

(J) Business Segments

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". During the six months ended December 31, 2005, the Company operated in two business segments: the repair and depot exchange of office and consumer electronics, and electronic asset recovery and distribution.

      During the six months ended December 31, 2005, the results of the Company's asset recovery and distribution services business was less than 1% of total revenue and accordingly, the financial results have not been separately reported as a business segment.

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

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

(M) Recent Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154") which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company's results of operations, cash flows or financial position.

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, and Amendment of ARB No. 43, Chapter 4". SAS 151 amends Accounting Research Bulletin ("ARB") No. 43 Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during the fiscal years beginning after September 15, 2005. The Company is assessing the effect of SFAS 151 on its results of operations, financial position or cash flows.

NOTE 2.  PROPERTY AND EQUIPMENT


                                                    December 31, 2005      June 30, 2005
                                                    -----------------   ------------------
Computer, office equipment and fixtures             $         198,723   $          135,494
Machinery and equipment                                        41,901               23,731
Leasehold improvements                                         58,952              121,236
Less: Accumulated depreciation                                (55,855)             (20,697)
                                                    -----------------   ------------------
Property and equipment, net                         $         243,721   $          259,764
                                                    =================   ==================

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

         Depreciation expense for the six months ended December 31, 2005 was $35,158.

NOTE 3.  NOTES AND LOAN PAYABLE


                                                       December 31, 2005     June 30, 2005
                                                       -----------------    ---------------
         Current:
         12% Note Payable-Current                      $         57,831     $        57,831
         Note Payable-Cornell Capital                           275,000             275,000
         6% Secured Note due 12/05                              500,000             500,000
         6% Unsecured Note due 6/07                             166,157             166,157
         Capitalized Lease                                       22,059              21,040
                                                       ----------------     ---------------
         Notes Payable-Current                         $      1,021,047     $     1,020,028
                                                       ================     ===============

         Long-Term:
         6% Unsecured Note                             $        166,157     $       166,157
         Capitalized Lease                                       27,980              39,210
                                                       ----------------     ---------------
         Notes Payable-Long-Term                       $        194,137     $       205,367
                                                       ================     ===============

(A) 12% Note Payable

      On November 14, 2002, the Company settled its litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issued a three-year unsecured 8% promissory note in the principal amount of $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest, the first of which was due on December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. On December 2, 2005, the Company entered into an Extension Agreement extending the maturity date of the note to February 28, 2006 and effective December 1, 2005, increasing the interest rate to 12% from 8%. As of December 31, 2005, $57,831 is outstanding and is recorded as a current liability.

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

(C) 6% Unsecured Note Payable

      Pursuant to the terms of the Cyber-Test, Inc. acquisition, on June 2, 2004, the Company issued a $498,469 three-year 6% unsecured installment note to the shareholders of Cyber-Test, Inc. as part of the purchase of the Cyber-Test assets. The note matures on June 2, 2007 and is payable in three equal annual installments of $166,156 plus accrued interest. During the fiscal year ended June 30, 2005, we paid the first installment on the note in the amount of $166,156, plus $9,970 of accrued interest. As of December 31, 2005, the balance of the note was $332,313, of which $166,157 is reported as a current liability.

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

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

      Under the terms of the Stock Purchase Agreement, the Company paid the purchase price for the PMIC Shares by delivering two convertible promissory notes (the "Notes") in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively. The Notes matured on December 29, 2005 and no principal or interest payments will be required prior to such date. The Notes bear interest at 6.0% per annum. Upon the occurrence and during the continuation of any Event of Default (as specified in the Notes), the interest rate will increase to 10.0% per annum and the holders of the Notes may declare the principal amount of the Notes and all accrued and unpaid interest thereon to be immediately due and payable. The Company will be able to redeem all or a portion of the Notes on or prior to the maturity date at 110.0% of the principal amount redeemed, plus all accrued and unpaid interest thereon. The holders of the Notes, at their option, may convert, at any time and from time to time, until payment in full of all amounts due and owing under their Note, any unpaid principal amount of their Note into shares of common stock of the Company at a conversion price per share of $0.01. If the full original principal amount of the Notes were converted, this would result in the issuance of an aggregate of 50,000,000 shares of the Company's common stock to the Stockholders. The Company's payment obligations under the Notes (the "Obligations") are secured by the PMIC Shares pursuant to a Custodial and Stock Pledge Agreement, dated December 30, 2004, among the Company, the Stockholders and Quarles & Brady Streich Lang LLP, as custodian (the "Pledge Agreement").

      On May 11, 2005, we filed suit against Mr. Li and Ms. Lee for various breaches of the Stock Purchase Agreement (see Note 5(c)).

      As of December 31, 2005, the Notes matured and remain unpaid pending the outcome of the litigation against Mr. Li and Ms. Lee.

(E) Capitalized Lease Obligation-Future Minimum Lease Payments

      The Company leases a telephone system, including software, under an agreement that is classified as a capital lease. The cost of equipment purchase was $69,678 and is included in the Balance Sheets as property, plant, and equipment at December 31, 2005. Accumulated amortization of the leased equipment was $11,586 as of December 31, 2005. Amortization of assets under capital leases is included in depreciation expense.

      The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2005, are as follows:


                                                                Period Ending
                                                                 December 31,                 Amount
                                                            ----------------------    ---------------------
                                                                    2006              $             27,392
                                                                    2007                            27,392
                                                                    2008                             2,283
                                                                                      ---------------------
   Total minimum lease payments                                                                     57,067
   Less: Amount representing interest                                                               (7,029)
                                                                                      ---------------------
   Present value of net minimum lease payments                                                      50,038
   Less: Current maturities of capital lease obligations                                           (22,058)
                                                                                      ---------------------
   Long-term capital lease obligations                                                $             27,980
                                                                                      =====================

         Future maturities of long-term debt as of December 31, 2005 are as follows:

                         Date                          Amount
              -----------------------      -----------------------
                December 31, 2006                        1,021,047
                December 31, 2007                          194,137
                Thereafter                                      --
                                           -----------------------
                   Total                   $             1,215,184
                                           =======================

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

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

      On October 18, 2005, October 26, 2005 and November 3, 2005, holders of Series A Preferred Shares converted an additional 50 shares, or $50,000 in the aggregate, of Series A Preferred Shares at prices of $.00081, $.00069 and $.0006 per share into 24,691,358, 28,985,507 and 16,666,666 shares of common stock, respectively. At December 31, 2005, 4,135 Series A Preferred Shares remain issued and outstanding.

      o     Series B Convertible Preferred Stock

      In conjunction with the Company's license of certain intangible assets, the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares"), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms of the Series A Preferred Shares. On June 23, 2005, holders of 200 Series B Preferred Shares elected to convert such shares at a price of $.0005 per share ($200,000 in the aggregate) into 400,000,000 shares of common stock. At December 31, 2005, 100 Series B Preferred Shares remain issued and outstanding.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

(A) Termination of Employment Agreements

      On May 10, 2005, Pacific Magtron International Corp. ("PMIC") terminated the Employment Agreements, dated December 30, 2004, among PMIC, Advanced Communications Technologies, Inc., and Encompass Group Affiliates, Inc. and each of Theodore S. Li and Hui Cynthia Lee. PMIC has terminated these Employment Agreements and the employment of Mr. Li and Ms. Lee with PMIC and its subsidiaries for "cause" pursuant to the terms of the Employment Agreements. These Employment Agreements became effective contemporaneously with the sale of an aggregate of 6,454,300 shares of the common stock of PMIC by Mr. Li and Ms. Lee, representing 61.56% of the then issued and outstanding common stock, to the Company. In addition to base salaries and other compensation, the Employment Agreements provided for payment of a signing bonus of $225,000 to each of Mr. Li and Ms. Lee on or before January 29, 2005. No part of these bonuses has been paid or accrued.

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

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

(C) Legal Matters

      The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2005, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among the Company and Mr. Li and Ms. Lee. On or about July 6, 2005, the defendants filed a motion for a more definite statement of our complaint. By Order dated November 30, 2005, the Court denied defendants' motion for a more definite statement. On December 8, 2005, defendants answered the complaint and asserted various defenses to the claims set forth therein. By Order dated January 26, 2006, the Court directed the parties to complete discovery and file dispositive motions, if any, on or before June 30, 2006. The January 26, 2006 Order also directs the parties to appear for a pre-trial conference on July 14, 2006.

NOTE 6.  GOING CONCERN

      The Company's consolidated financial statements for the six months ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company's net loss of $649,653, negative cash flow from operations of $170,903 for the six months ended December 31, 2005 and working capital deficiency of $624,203 as of December 31, 2005 raise substantial doubt about its ability to continue as a going concern.

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

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three and six-month periods ended December 31, 2005 and 2004. The discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005 (the "2005 10-KSB"), the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 - Financial Information - in this Report on Form 10-QSB and the information discussed in the 2005 Form 10-KSB under Risk Factors. Unless the context otherwise requires, all references herein to the "Company" refer to Advanced Communications Technologies, Inc. and its subsidiaries. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

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

General

      We are a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), acquires and operates businesses that provide computer and electronics repair and end-of-life cycle services and through Encompass Electronic Recovery, Inc. a dba, currently provides asset distribution and recovery services to customers in Northern California. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. Additionally, through our wholly-owned investment subsidiary, Hudson Street Investments, Inc. ("Hudson Street"), we seek to acquire minority investments in various privately-held, profitable businesses.

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

      Cyber-Test is an electronic equipment repair company and is our principal service business. Cyber-Test, established in 1986, was acquired to be the platform from which our services business would expand. Cyber-Test's technicians are highly skilled at performing board-level repair for nearly all types of integrated circuit board products and in the timely and efficient repair of various consumer electronics. It is our expectation that this technical proficiency, combined with Cyber-Test's operational systems and blue-chip customer base will provide us with a suitable base for growth both by organic means and by acquiring complementary repair companies.

--------------------------------------------------------------------------------

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

Results of Operations-Comparison of the Three Months Ended December 31, 2005 to the Three Months Ended December 31, 2004

Summary of Results of Operations


                                                      Three Months Ended         Period to
                                                         December 31,             Period
                                                     2005             2004       % Change
                                                     ---------------------       --------
                                                        (in thousands)
Net income from Cyber-Test operations                $   187       $    62            202%
Net income from investments                               --           170           (100)
Parent company and Encompass net operating loss         (391)         (334)            17
Net interest expense                                     (21)          (26)           (19)
Forgiveness of debt income                                --         2,847           (100)
                                                     -------       -------       --------
Net Income (Loss)                                    $  (225)      $ 2,719           (108)%
                                                     =======       =======       ========

Overview of Second Quarter Results

      For the three months ended December 31, 2005, we incurred a consolidated net loss from operations of $204,000 compared with a consolidated net loss of $272,000 or a 25% decrease in our operating loss on a comparative basis. We recorded record sales of $2.2 million during the quarter relating to the repair, service and warranty and exchange of office equipment, PDAs, laptop computers, IPods, monitors and multi-functional units, and asset and distribution recovery services, which was a $492,000 or a 29% increase in revenue for the comparative period, with gross margins increasing to 37% from 35%. Our overall gross profit increased by $215,000 to $813,000 from $598,000 and was consistent with our expectations. Cyber-Test's net profit from operations of $187,000 or 8.6% of gross sales was 152% greater than its 3.4% net profit percentage for the three-month period ended December 31, 2004. The marked improvement in
Cyber-Test's gross and net profit for the quarter reflects the increase in production efficiencies and cost reductions that were put in place during the last quarter of fiscal 2005 and the first quarter of fiscal 2006.

      For the three months ended December 31, 2005, we reported a consolidated net loss of $225,000 as compared to consolidated net income of $2,719,000 for the three months ended December 31, 2004. Included in consolidated net (loss) income is $115,000 and $76,000, respectively, of non-cash charges for depreciation, amortization and stock grants. Consolidated operating costs increased by $147,000, or 17%, to $1,017,000 from $870,000 principally due to an increase in legal and professional expense. For the three months ended December 31, 2004, our overall loss from operations of $272,000 was offset by $170,000 of other investment income from our investment in Yorkville Advisors through Hudson Street and $2,847,000 of forgiveness of debt income in connection with the judgment that we obtained against our former CEO and related entities.

Revenue

      Consolidated revenue for the three months ended December 31, 2005 was $2.2 million as compared to consolidated revenue of $1.7 million for three months ended December 31, 2004, a $500,000, or 29%, increase in revenue from the comparative period. The increase in revenue was attributable to the continuing increase in product repairs and service of laptops, PDAs and Blackberry units which Cyber-Test commenced during the last quarter of fiscal 2005 and ramped up into in full production during the second quarter of fiscal 2006. This increase in production is expected to continue for the remainder of the fiscal year.

--------------------------------------------------------------------------------

Gross Profit

      Consolidated gross operating margin for the three months ended December 31, 2005 improved to 37% from 35% for the three months ended December 31, 2004 due to the increase in production efficiencies and related cost savings from the investment that was made in the previous two quarters for the change in our product mix. During this quarter, our production ramped up providing the economies of scale and lower overall per product cost which increased our overall margins.

Cost of Sales

      Our cost of sales during the three months ended December 31, 2005 increased to $1,389,000 from $1,111,000, or $278,000, from the comparative three-month period ended December 31, 2004 and represents a 25% increase in our cost of sales versus a 29% increase in revenue. Our cost of sales increased not only due to increased sales volume during the quarter but also due to the increase in freight expense because of higher energy costs. Both direct labor cost and the cost of parts remained virtually unchanged as a percentage of gross revenue.

Operating Expenses

      Consolidated operating expenses for the three months ended December 31, 2005 and 2004 were $1.017 million and $870,000, respectively, representing an increase of $147,000 from the three months ended December 31, 2004. This overall increase was primarily attributable to a $70,000 increase in selling, general and administrative costs and an increase of $73,000 in professional fees due to the Pacific Magtron litigation.

      Consolidated depreciation and amortization expense for the three months ended December 31, 2005 remained unchanged from the three months ended December 31, 2004. Consolidated other selling, general and administrative expenses amounted to $755,000 for three months ended December 31, 2005, and increased slightly from the comparative prior period. The following is a breakdown of the components of consolidated other selling, general and administrative costs:

                                              Three Months Ended      Period to
                                                 December 31,          Period
                                              2005          2004      % Change
                                              ------------------      --------
                                                (in thousands)

         Salaries and wages                   $  487      $  373         30.56%
         Building facilities                      98          78         25.64
         Payroll and unemployment taxes           35          23         52.17
         Telephone and utilities                  23          27        (14.81)
         Marketing and promotion                  13          20        (35.00)
         Other SG&A costs                         99         163        (39.26)
                                              ------      ------      --------
                                              $  755      $  684        10.38%
                                              ======      ======      ========

Other Income (Expenses)

      Consolidated  other income  (expense) for the three months ended  December
31, 2005 amounted to $20,000 and was entirely attributable to net interest expense.

      During the three months ended December 31, 2004, we realized $2,991,000 of net other income due to $2,847,000 of forgiveness of debt income, and $170,000 of partnership income from our investment in Yorkville Advisors which was redeemed in February 2005. This income was offset, in part by, net interest expense of $26,000.

      Consolidated interest expense decreased by $5,000, or 19%, to $21,000 from $26,000 for the three months ended December 31, 2005 compared to 2004. This decrease was due primarily to lower levels of interest-bearing debt during the quarter as compared to the prior year.

--------------------------------------------------------------------------------

Results of Operations-Comparison of the Six Months Ended December 31, 2005 to the Six Months Ended December 31, 2004

Summary of Results of Operations


                                                       Six Months Ended        Period to
                                                          December 31,          Period
                                                      2005           2004      % Change
                                                      -------------------      --------
                                                        (in thousands)
Net income from Cyber-Test operations                 $   302     $   193         56.48%
Net income from investments                                --         385          (100)
Parent company and Encompass net operating loss          (911)       (762)        19.55
Net interest expense                                      (41)        (64)       (35.94)
Forgiveness of debt income                                 --       2,847          (100)
                                                      -------     -------      --------
Net (loss) income                                     $  (650)    $ 2,599          (125)%
                                                      =======     =======      ========

Overview of First Six Months Results

      For the six months ended December 31, 2005, we incurred a consolidated net loss from operations of $609,000 compared with a consolidated net loss of $569,000 or a 7% increase in our operating loss on a comparative basis. We recorded record sales of $4.5.million relating to the repair, service and warranty and exchange of office equipment, PDAs, laptop computers, IPods, monitors and multi-functional units and fees from asset recovery and distribution services, which was a $1,000,000 or 29% increase in revenue from the comparative period. Consolidated gross margins decreased slightly from 36% to 35%. Overall gross profit increased by $278,000 to $1,550,000 from $1,272,000 and was consistent with our expectations. Cyber-Test's net profit from operations of $302,000 or 6.8% of gross sales was 24% above its 5.5% net profit percentage for the six months ended December 31, 2004 and reflects, in part, on management's successful efforts to increase production efficiencies, reduce parts costs and increase both operating and net margins from historic levels.

      For the six months ended December 31, 2005, we reported a consolidated net loss of $650,000 as compared to consolidated net income of $2,599,000 for the six months ended December 31, 2004. Included in consolidated net (loss) income is $195,000 and $147,000, respectively, of non-cash charges for depreciation, amortization and stock grants. Consolidated operating costs increased by $318,000, or 17%, to $2,158,000 from $1,842,000 principally due to a one-time increase in employment costs and an increase in legal and professional expense. For the six months ended December 31, 2004, we reported a consolidated net loss from operations of $569,000 because of consolidated corporate overhead costs at the parent and Encompass levels offset by $385,000 of other investment income from our investment in Yorkville Advisors and $2,847,000 of forgiveness of debt income.

Revenue

      Consolidated revenue for the six months ended December 31, 2005 was $4.5 million as compared to revenue of $3.5 million for the six months ended December 31, 2004, a $1,000,000, or 29%, increase in revenue from the comparative period. The increase in revenue was attributable to new contracts for the repair and service of laptops, PDAs and Blackberry units that Cyber-Test entered into during the last quarter of fiscal 2005 and ramped up into in full production during the second quarter of fiscal 2006. This increase in production is expected to continue for the remainder of the fiscal year.

Gross Profit

      Consolidated gross operating margin for the six months ended December 31, 2005 was 35% versus a gross margin of 36% for the six months ended December 31, 2004 and improved from the quarter ended September 30, 2005. Although gross margins for the six months ended December 31, 2005 was slightly less than the comparative period, it represents an increase in production efficiencies and related cost savings from the investment that was made in the previous two quarters for the change in our product mix from the higher margin service and repair of printers and fax machines to lower margin, higher volume service and repair of laptops and PDAs. During this quarter, our production ramped up providing the economies of scale and lower overall per product cost that increased our overall margins. We expect to continue to improve our gross margins over the remainder of the fiscal year as our investment in new product parts and training made during the past two quarters is realized via improved margins and profits.

--------------------------------------------------------------------------------

Cost of Sales

      Our cost of sales during the six months ended December 31, 2005 increased to $2.9 million from $2.3 million, or $600,000, from the comparative six month-period ended December 31, 2004 and represents a 26% increase vs. a 29% increase in gross revenue. Our cost of sales increased not only due to increased sales volume during the six months ended December 31, 2005, but also due to a substantial increase in freight expense because of higher energy costs, and the increase in PDA and laptop repairs which require multiple freight shipments. Both direct labor cost and parts cost remained virtually unchanged as a percentage of gross revenue due to the realization of production efficiencies.

Operating Expenses

      Consolidated operating expenses for the six months ended December 31, 2005 and 2004 were $2.158 million and $1.841 million, respectively, representing an increase of $317,000 from the six months ended December 31, 2004. This overall increase was primarily attributable to an increase in selling, general and administrative costs of $367,000 that was offset, in part, by a $63,000 decrease in professional and consulting expense compared to the six months ended December 31, 2004.

      Consolidated depreciation and amortization expense for the six months ended December 31, 2005 increased slightly to $160,000 from $147,000 for the six months ended December 31, 2004 due to an increase in depreciation expense on property and equipment and leasehold improvements for the six months ended
December 31, 2005 as a result of reducing the useful life of certain fixed assets during the six months ended December 31, 2005.

      Consolidated other selling, general and administrative expenses amounted to $1.7 million for the six months ended December 31, 2005, which was a $367,000 increase from the comparative prior period and was due to a nonrecurring increase in consolidated compensation related expense and a slight decrease in overall operating overhead during the six months ended December 31, 2005. The following is a breakdown of the components of consolidated other selling, general and administrative costs:

                                              Six Months Ended       Period to
                                                December 31,          Period
                                             2005          2004      % Change
                                             ------------------      --------
                                               (in thousands)
         Salaries and wages                  $1,166        $749        55.67%
         Building facilities                    176         154        14.29
         Payroll and unemployment taxes          72          51        41.18
         Telephone and utilities                 49          54        (9.26)
         Marketing and promotion                 27          45       (40.00)
         Other SG&A costs                       250         320       (21.88)
                                             ------       -----      -------
                                             $1,740      $1,373        26.73%
                                             ======      ======      =======

Other Income (Expenses)

      Consolidated other income (expense) for the six months ended December 31, 2005 amounted to $41,000 and was entirely attributable to net interest expense.

      During the six months ended December 31, 2004, we realized $3,168,000 of net other income due to the favorable results of our investment in Yorkville Advisors, which generated $385,000 of income during the six months ended December 31, 2004, and $2,847,000 of debt forgiveness income resulting from the favorable judgment against our former CEO and related entities that allowed us to discharge these obligations. These items of income were offset, in part, by net interest expense of $64,000 inclusive of $29,000 of accrued interest on our notes payable and $37,000 of debt discount expense, net of $2,000 of interest income.

      Consolidated interest expense decreased by $23,000, or 36%, to $41,000 from $64,000 for the six months ended December 31, 2005 compared to 2004. This decrease was due primarily to substantially lower levels of interest-bearing debt during the six months ended December 31, 2005, as compared to the prior year.

--------------------------------------------------------------------------------

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

Recent Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154") which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company's results of operations, cash flows or financial position.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, and Amendment of ARB No. 43, Chapter 4". SAS 151 amends Accounting Research Bulletin ("ARB") No. 43 Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during the fiscal years beginning after September 15, 2005. The Company is assessing the effect of SFAS 151 on its results of operations, financial position or cash flows.

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

--------------------------------------------------------------------------------

Goodwill

      In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Goodwill". The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third-party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders, less cumulative dividends on preferred stock, by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the six months ended December 31, 2005, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

Revenue Recognition

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the six months ended December 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our acquisitions and investments principally with short-term borrowings through our Equity Line of Credit with Cornell Capital Partners, L.P. ("Cornell Capital") and cash received in exchange for the issuance of 4,200 shares of our Series A Convertible Preferred Stock to Cornell Capital. We have funded our ongoing operations through cash distributions and redemption proceeds received from (i) our investment in an investment management partnership and (ii) working capital generated by Cyber-Test. Our cash and cash equivalents totaled $636,647 at December 31, 2005.

--------------------------------------------------------------------------------

      We have been exploring various alternative sources of financing as a replacement to the Equity Line of Credit with Cornell Capital that we have not used since fiscal 2005 and do not intend to use in the future. We have had various discussions with banking institutions and institutional investors to secure an acquisition debt facility to be used by us for the purpose of acquiring private and/or public companies in the technology and service industry that we believe will be compatible with our business and accretive to our results of operations. During the fiscal year, we engaged a New York based investment banking firm to assist us in securing an acquisition debt facility and/or long-term strategic equity investors, for the purpose of providing us with acquisition funds and funds for ongoing working capital needs and a planned recapitalization of our common and preferred stock. Although we and our investment bankers intend to find alternative financing to our Equity Line of Credit, there can be no assurance that we will be able to find investors or lenders that would provide us with financing at suitable valuations or rates of interest, if at all. In addition, there is no guarantee that we will be able to secure financing to permit us to pursue strategic acquisitions and investments.

      In conjunction with our acquisition of the Cyber-Test business, we issued 4,200 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") having a liquidation value of $1,000 per share to Cornell Capital. During fiscal 2005, Cornell Capital transferred a portion of these shares to unrelated parties. Holders of the Series A Preferred Shares are entitled to receive cash dividends on a cumulative basis, in arrears, at the annual rate of 5% when and if a dividend is scheduled by our Board of Directors. To date, no dividend has been scheduled or approved by our Board of Directors. The Series A Preferred Shares are convertible, in whole or in part, on or after May 21, 2005 into shares of common stock at the fixed price of $.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. The Series A Preferred Shares are nonvoting and redeemable at the option of the Company, in whole or in part, at any time at a 20% premium to liquidation value. During the six months ended December 31, 2005, 65 Series A Preferred Shares with a par value of $65,000 had been converted at prices of $.0008, $.00081, $.00069 and $.0006 per share, into an aggregate of 89,093,531 shares of common stock. On January 26, 2006, a holder of the Series A Preferred Shares converted an additional 25 shares, or $25,000 of Series A Preferred Shares at a price of $.00038 per share into 65,789,474 shares of common stock.

      In conjunction with our license of certain intangible assets, we issued 300 shares of our nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares"), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms of the Series A Preferred Shares. On June 23, 2005, holders of 200 Series B Preferred Shares elected to convert $200,000 of such shares at a price of $.0005 per share into 400,000,000 shares of common stock. At December 31, 2005, 100 Series B Preferred Shares remain outstanding.

      During the six months ended December 31, 2005, we made no advances under the Equity Line of Credit. We do not intend to make any further advances under the Equity Line of Credit. We entered into the $30 million Equity Line of Credit facility with Cornell Capital in July 2003. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically issue and sell to Cornell Capital shares of common stock for a total purchase of $30 million. The amount of each advance is subject to an aggregate monthly maximum advance amount of $2 million in any 30-day period. Cornell Capital will purchase the shares of common stock for a 9% discount to the lowest closing bid price of our common stock during the five trading days after a notice date. Cornell Capital intends to sell any shares under the Equity Line of Credit at the then prevailing market price.

      Our existing sources of liquidity, including cash resources and cash provided by operating activities, will not provide us with sufficient resources to meet our present and future working capital and cash requirements for the next 12 months. Consequently, we are actively pursuing and have not yet secured a short-term secured working capital facility in the amount of up to $750,000 to provide us with the necessary working capital over the next 12 months in the event we fail to secure a suitable acquisition and working capital debt facility.

--------------------------------------------------------------------------------

      We had total liabilities of $2,452,962 as of December 31, 2005 versus $2,043,949 as of June 30, 2005. These contractual obligations, along with the dates on which such payments are due, are described below:


                                                               Payments Due by Period (from December 31, 2005)
                                                  --------------------------------------------------------------------------
                                                                       1               2-3             4-5          After 5
Contractual Obligations                              Total        Year or Less        Years           Years          Years
-----------------------                           -----------     ------------      ----------     ----------      ---------
Notes Payable                                     $ 1,215,184     $  1,021,047      $  194,137     $       --      $      --
Accounts Payable and Accrued Expenses               1,237,778        1,237,778              --             --             --
Other Current Liabilities                                  --               --              --             --             --
                                                  -----------     ------------      ----------     ----------      ---------
  Total Contractual Obligations                   $ 2,452,962     $  2,258,825      $  194,137     $       --      $      --
                                                  ===========     ============      ==========     ==========      =========

      During the six months ended December 31, 2005, the Company's contractual obligations increased by $409,013. At December 31, 2005, we had a working capital deficiency of $624,203.

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

      Below is a discussion of our sources and uses of funds for the six months ended December 31, 2005:

Overall Net Change In Cash Flow For The Six Months Ended December 31, 2005

      During the six months ended December 31, 2005, our cash decreased by $200,000. The net decrease in cash was principally the result of the collection of certain accounts receivable after the close of the quarter.

Net Cash Used In Operating Activities

      Net cash used in operating activities was $171,000 and $201,000 for the six months ended December 31, 2005 and 2004, respectively. Net use of cash in operating activities during the six months ended December 31, 2005 was principally from our consolidated net loss of $650,000 increased by an increase in accounts receivable in the amount of $117,000 offset by non-cash charges of $195,000 and an increase in accounts payable and accrued expenses of $419,000. Net cash used in operating activities was $201,000 for the six months ended December 31, 2004 and was principally from corporate overhead expenses in excess of cash from operations.

Net Cash (Used In) Provided by Investing Activities

      Cash used in investing activities for the six months ended December 31, 2005 was $19,000 and was for the purchase of fixed assets. Cash provided from investing activities of $788,000 for the six months ended December 31, 2004 was attributable to $280,000 of cash distributions received from our partnership investment and from cash of $614,000 from the consolidation of an equity affiliate, offset by $14,000 for the purchase of business assets and the purchase of $92,000 of investment securities in public and private companies.

Net Cash Used In Financing Activities

      Net cash of $10,000 used in financing activities for the six months ended December 31, 2005 was for the repayment of our equipment financing lease. Net cash of $403,000 used in financing activities for the six months ended December 31, 2004 was for the repayment of our short-term note to Cornell Capital Partners, L.P. in the amount of $332,000 and the increase in restricted cash of $70,000 by Pacific Magtron International, Inc, our then equity affiliate.

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

--------------------------------------------------------------------------------

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

We Have A History Of Losses, And May Incur Additional Losses

      We are a holding company with a limited history of operations. For the fiscal year ended 2005, we incurred an overall net loss of $736,000. For the six-month period ending December 31, 2005, we incurred an overall net loss of $650,000.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

We Have A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2005 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

      We had a working capital deficit of $624,203 as of December 31, 2005, which means that our current liabilities exceeded our current assets by $624,203. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

      The issuance of shares upon any future conversion of the outstanding Series A Convertible Preferred Stock and B Convertible Preferred Stock will have a dilutive impact on our stockholders. As of December 31, 2005, we had $4,235,000 of outstanding shares of Series A Convertible Preferred Stock and B Convertible Preferred Stock that are convertible into shares of our common stock. Both the Series A Convertible Preferred Stock and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price is equal to or greater than $.01 per share at the time of conversion, the Series A Convertible Preferred Stock and B Convertible Preferred Stock would be convertible into an aggregate of 423,500,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 423,500,000. If such conversions had taken place at $0.001, our recent stock price, then holders of our Series A Convertible Preferred Stock and B Convertible Preferred Stock would have received 4,235,000,000 shares of our common stock. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.

The Conversion Of Our Series A Convertible Preferred Stock Could Cause A Change Of Control

      The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. Cornell Capital Partners, L.P. currently holds $2,635,000 of our Series A Convertible Preferred Stock, which if converted at current prices would result in the issuance of up to 2,635,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own approximately 33% of our then outstanding shares of Common Stock, computed based on 5,000,000,000 shares that are currently authorized to be issued. In such event, Cornell Capital Partners, L.P. would be our largest shareholder and would be able to exercise control of us by electing directors, increasing the number of authorized shares of common stock that we could issue or otherwise.

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

--------------------------------------------------------------------------------

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

ITEM 3.  CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

      As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the December 31, 2005 quarterly period, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

      There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange
Act) during the six months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--------------------------------------------------------------------------------

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company has been, and may in the future be, involved as a party to various legal proceedings which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2005, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

      On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among the Company and Mr. Li and Ms. Lee. On or about July 6, 2005, the defendants filed a motion for a more definite statement of our complaint. By Order dated November 30, 2005, the Court denied defendants' motion for a more definite statement. On December 8, 2005, defendants answered the complaint and asserted various defenses to the claims set forth therein. By Order dated January 26, 2006, the Court directed the parties to complete discovery and file dispositive motions, if any, on or before June 30, 2006. The January 26, 2006 Order also directs the parties to appear for a pre-trial conference on July 14, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On October 12, 2005 our Board of Directors approved the issuance of 50,000,000 shares of restricted common stock to two officers of Cyber-Test, Inc as incentive compensation for fiscal 2006. The shares were valued at $.0007 per share or $35,000 in the aggregate. The shares were issued to the two executives on October 19, 2005.

      On October 12, 2005, our Board of Directors approved the issuance of 16,666,667 shares of restricted and escrowed stock to Lisa Welton as the first traunche of the Earn-Out Stock pursuant to the Purchase Agreement between the Company and Cyber-Test, Inc. In accordance with Section 3.5.1.3 of the Purchase Agreement, the stock has been placed in escrow with Eckert Seamans Cherin & Mellott, LLC until June 2007 when all rights of forfeiture will lapse.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On June 30, 2005, we failed to pay the unsecured term note payable to Cornell Capital Partners, L.P. when due. The note, which was modified on February 10, 2005 and which has a principal balance of $275,000, bears interest at the rate of 10%. The total arrearage as of the date hereof is $302,854.

      On December 31, 2005, the 6% secured convertible notes having an aggregate principal balance in the amount of $500,000 issued to Mr. Li and Ms. Lee matured and remains unpaid pending the outcome of the litigation against Mr. Li and Ms. Lee. The notes are secured by the pledge of our shares in Pacific Magtron
International Corporation, Inc., pursuant to the Custodial and Stock Pledge Agreement dated December 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      On December 30, 2004, we acquired a 62% majority interest in Pacific Magtron International Corporation, Inc. ("PMIC") together with its wholly-owned subsidiaries Pacific Magtron, Inc. ("PMI"), Pacific Magtron International (GA), Inc. ("PMIGA") and Live Warehouse, Inc. ("LWI"). PMIC's principal business consisted of the importation and wholesale distribution of electronics products, computer components and computer peripheral equipment throughout the United States. LWI sold consumer computer products through the Internet and distributed certain computer products to resellers. On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LWI filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re:
Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14326 LBR". Because PMIC was unsuccessful in reaching an agreement with one of its secured creditors, on June 23, 2005 it and its subsidiaries have ceased all business activities except those necessary to liquidate its remaining assets.

--------------------------------------------------------------------------------

      On January 30, 2006, the court signed an order confirming PMI's and PMIGA's Plans of Liquidation which will be effective on February 9, 2006. The PMI and PMIGA Plans of Liquidation which were overwhelmingly approved by a majority of each company's creditors, provides for the complete liquidation of PMIC's former operating entities, the sale of PMI's building in Milpitas, California, an estimated payout of approximately 50% before preference payment recoveries, if any, to each PMI creditor holding a valid claim, and the establishment of a Creditor Trust to prosecute preference litigation against certain creditors for the recovery of payments received from PMI within the 90 day period prior to the commencement of the bankruptcy case. It is estimated that creditors of PMIGA that hold allowed claims will receive a dividend on their claims of approximately 20-25% before the collection of any preference recoveries. A separate Creditor Trust will also be established for the PMIGA creditors for the purpose of prosecuting preference litigation. Under the Plans of Liquidation, Tim S Cory has been appointed Trustee for both the PMI and PMIGA Creditors Trust.

      The court also approved on January 30, 2006, PMIC's Disclosure Statement which allows for PMIC to distribute the proposed Plan of Reorganization and Disclosure Statement to all creditors and shareholders for voting purposes. The proposed Disclosure Statement and Plan of Reorganization was distributed to all creditors and shareholders on January 30, 2006. PMIC's proposed Plan of
Reorganization provides for an estimated payout of approximately 50% to creditors holding valid claims and the merger of Herborium, Inc. into PMIC. The Livewarehouse ("LW") plan provides for up to a 100% payment to those creditors of LW holding valid claims. Herborium, a privately-held New Jersey-based bio-herbaceutical company, distributes proprietary natural and complimentary healthcare solutions to consumers and healthcare professionals seeking alternative answers to disease treatment, management, and prevention. Its products address healthcare problems that are not met satisfactorily by conventional ethical pharmaceuticals. Herborium's reported revenue for fiscal 2005 was in excess of $800,000. After the merger, PMIC is expected to change its name to Herborium.

      PMIC's proposed Plan of Reorganization also provides for the cancellation of all of the previously outstanding common and preferred shares of PMIC and the distribution of unrestricted newly issued PMIC/Herborium stock to former PMIC shareholders of record other than Advanced Communications on a one for one basis. Advanced Communications' 62% majority interest in PMIC will be cancelled and newly issued unrestricted shares of Herborium will be issued to all shareholders of Advanced Communications directly as a special dividend. In connection with the merger, the former shareholders of Herborium would receive newly issued shares of PMIC/Herborium common stock representing 85% of the outstanding common stock. The shares owned by PMIC's current common shareholders, other than Advanced Communications, would represent 3.71% of the post merger shares, Advanced Communications' shareholders would hold 10.55%, and common shares representing less than 1% of the outstanding stock would be issued to former PMIC preferred shareholders. PMIC/Herborium will attempt to obtain approximately $2,000,000 in new financing coincident with the merger. Assuming this occurs and consists of equity financing, each of the percentages set forth above will be reduced proportionately.

      Under the PMI and PMIGA Plans of Liquidation and the PMIC Plan of Reorganization, Advanced Communications has been irrevocably appointed the estate representative to prosecute any and all causes of action that may be brought by the bankruptcy estates or PMIC against former officers Ted Li and Cynthia Lee, the former board of directors and any other party or parties acting in concert with the above. In this regard, Advanced Communications shall, as estate representative prosecute such claims and claim objections for the benefit of PMIC and the estates of PMI and PMIGA or the PMI or PMIGA Creditor Trusts, and PMIC, PMI and PMIGA shall retain the right to receive an allocated portion of the proceeds (net of reimbursement of legal costs) of any such litigation to the extent that there is an affirmative recovery. Under the Plans, Advanced Communications has agreed to bear the cost of this litigation, with such legal costs to be reimbursed to Advanced Communications to the extent that there is an affirmative recovery.

--------------------------------------------------------------------------------

ITEM 6. EXHIBITS

Exhibit No.  Description                                           Location (1)
-----------  -----------                                           ------------
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

--------------------------------------------------------------------------------

Exhibit No.  Description                                           Location (1)
-----------  -----------                                           ------------
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

--------------------------------------------------------------------------------

Exhibit No.  Description                                           Location (1)
-----------  -----------                                           ------------
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
             Technologies, Inc. and Martin Nielson.

--------------------------------------------------------------------------------

Exhibit No.  Description                                           Location (1)
-----------  -----------                                           ------------
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

                                     ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                                     By:      /s/ Wayne I. Danson
                                              ----------------------------------
                                     Name:    Wayne I. Danson
                                     Title:   President, Chief Executive Officer
                                              (Principal Executive
                                              Officer), Chief Financial Officer
                                              (Principal Accounting
                                              Officer) and Director
                                     Date:    February 10, 2006

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit No.  Description                                           Location (1)
-----------  -----------                                           ------------
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

--------------------------------------------------------------------------------

Exhibit No.  Description                                           Location (1)
-----------  -----------                                           ------------
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

--------------------------------------------------------------------------------

Exhibit No.  Description                                           Location (1)
-----------  -----------                                           ------------
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
             Technologies, Inc. and Martin Nielson.

--------------------------------------------------------------------------------

Exhibit No.  Description                                           Location (1)
-----------  -----------                                           ------------
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