Form 10QSB
period 2006-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2006-05-19
CIK 1100820

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

                  For the Quarterly Period Ended March 31, 2006

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

   Check whether the registrant (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No |_|

        Indicate by check mark whether the registrant is a shell company
                 (as defined in Rule 12b-2 of the Exchange Act)
                                 Yes |_| No [X]

     As of May 1, 2006, there were 4,001,260,339 shares of the registrant's no par value common stock issued and outstanding.

            Transmittal Small Business Disclosure Format (check one):
                                 Yes |_| No [X]

================================================================================

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB

Part I-Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets As Of March 31, 2006
             (Unaudited) And June 30, 2005

            Condensed Consolidated Statements Of Operations For The Three And
             Nine Months Ended March 31, 2006 And 2005 (Unaudited)

            Condensed Consolidated Statement Of Stockholders' Equity For The
             Nine Months Ended March 31, 2006 (Unaudited)

            Condensed Consolidated Statements Of Cash Flows For The Nine Months Ended March 31, 2006 And 2005 (Unaudited)

            Notes To Condensed Consolidated Financial Statements As Of March 31, 2006 (Unaudited)

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

--------------------------------------------------------------------------------

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 2006    June 30, 2005
                                                                           (Unaudited)
                                                                          --------------    --------------
ASSETS

        Current Assets
          Cash and cash equivalents                                       $      505,638    $      836,876
          Accounts receivable, net of allowance for doubtful
            accounts of $27,584 and $4,723 at March 31, 2006
            and June 30, 2005, respectively                                      587,735           364,285
          Inventory                                                              438,933           367,453
          Prepaid expenses and other current assets                              127,257           130,605
                                                                          --------------    --------------
        Total Current Assets                                                   1,659,563         1,699,219
                                                                          --------------    --------------
        Property and equipment, net of accumulated
          depreciation of $74,864 and $20,697 as of
          March 31, 2006 and June 30, 2005, respectively                         246,161           259,764
                                                                          --------------    --------------

        Other Assets
          Licensed intangibles and rights                                        400,000           400,000
          Goodwill                                                             2,611,055         2,611,055
                                                                          --------------    --------------
        Total Other Assets                                                     3,011,055         3,011,055
                                                                          --------------    --------------

TOTAL ASSETS                                                              $    4,916,779    $    4,970,038
                                                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

        Current Liabilities
          Current portion of notes payable                                $    1,022,102    $    1,020,028
          Accounts payable and accrued expenses                                1,492,625           818,554
                                                                          --------------    --------------
        Total Current Liabilities                                              2,514,727         1,838,582

        Long-term notes and loans payable, less current portion                  187,738           205,367
                                                                          --------------    --------------

TOTAL LIABILITIES                                                              2,702,465         2,043,949
                                                                          --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

        Preferred stock, $.01 par value, 25,000 shares authorized:
          Series A convertible preferred stock, $.01 par value, 3,835 and 4,200 shares issued and outstanding as of March 31,
            2006 and June 30, 2005, respectively                                      38                42
          Series B convertible preferred stock, $.01 par value, 60
            and 100 shares issued and outstanding as of March 31, 2006
            and June 30, 2005, respectively                                            1                 1
        Common stock, no par value, 5,000,000,000 shares authorized,
          4,001,260,339 and 3,151,773,731 shares issued and outstanding
          as of March 31, 2006 and June 30, 2005, respectively                30,191,707        29,751,907
        Additional paid in capital                                             5,022,035         5,426,831
        Deferred commitment and equity financing fees, net of
          accumulated amortization                                               (25,000)          (25,000)
        Deferred compensation, net of amortization of
          $437,500 and $250,000 as of March 31, 2006 and
          June 30, 2005, respectively                                            (62,500)         (250,000)
        Accumulated deficit                                                  (32,911,967)      (31,977,692)
                                                                          --------------    --------------
        Total Stockholders' Equity                                             2,214,314         2,926,089
                                                                          --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    4,916,779    $    4,970,038
                                                                          ==============    ==============

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For The Three Months Ended            For the Nine Months Ended
                                                     ------------------------------------------------------------------------
                                                                 March 31,                             March 31,
                                                     ------------------------------------------------------------------------
                                                          2006               2005               2006               2005
                                                     ---------------    ---------------    ---------------    ---------------
NET SALES                                            $     2,552,055    $     2,031,114    $     7,043,179    $     5,566,217
COST OF SALES                                              1,656,386          1,355,816          4,598,034          3,618,791
                                                     ---------------    ---------------    ---------------    ---------------
GROSS PROFIT                                                 895,669            675,298          2,445,145          1,947,426
                                                     ---------------    ---------------    ---------------    ---------------

OPERATING EXPENSES
        Depreciation and amortization                         81,510            155,430            241,668            302,482
        Professional and consulting fees                     290,678            194,605            548,447            491,031
        Other selling, general and
          administrative expenses                            787,220            852,760          2,527,448          2,225,442
                                                     ---------------    ---------------    ---------------    ---------------

TOTAL OPERATING EXPENSES                                   1,159,408          1,202,795          3,317,563          3,018,955
                                                     ---------------    ---------------    ---------------    ---------------

Loss From Operations before Other Income (Expense)          (263,739)          (527,497)          (872,418)        (1,071,529)
                                                     ---------------    ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE)
        Forgiveness of debt                                       --                 --                 --          2,847,511
        Distributable share of partnership
          net income                                              --                 --                 --            385,233
        Loss on partnership redemption                            --           (255,232)                --           (255,232)
        Interest expense, net                                (20,882)           (20,559)           (61,857)           (85,035)
                                                     ---------------    ---------------    ---------------    ---------------

TOTAL OTHER INCOME (EXPENSE), NET                            (20,882)          (275,791)           (61,857)         2,892,477
                                                     ---------------    ---------------    ---------------    ---------------

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS                                                  (284,621)          (803,288)          (934,275)         1,820,948

LOSS FROM DISCONTINUED OPERATIONS,
NET OF MINORITY INTEREST                                          --           (778,507)                --           (778,507)
                                                     ---------------    ---------------    ---------------    ---------------

NET INCOME (LOSS)                                    $      (284,621)   $    (1,581,795)   $      (934,275)   $     1,042,441
                                                     ===============    ===============    ===============    ===============
Net loss per share
    basic and dilutive                               $            --    $            --    $            --    $            --
                                                     ===============    ===============    ===============    ===============

Weighted average number of shares
  Outstanding during the year
    basic and dilutive                                 3,605,694,811      2,052,636,620      3,341,098,360      2,019,114,104
                                                     ===============    ===============    ===============    ===============

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                              Common Stock                    Preferred Stock
                                   ------------------------------------------------------------------
                                      Shares            Amount           Shares           Amount
                                   --------------   --------------   --------------    --------------
BALANCE AT JUNE 30, 2005            3,151,773,731   $   29,751,907            4,300    $           43

Stock issued on conversion of
  Series A preferred stock            719,327,877          364,800             (365)               (4)

Stock issued on conversion of
  Series B preferred stock             63,492,064           40,000              (40)               --

Escrow of contingent stock             16,666,667               --               --                --

Stock issued for executive bonus       50,000,000           35,000               --                --

Amortization of deferred
  compensation

Net loss for the period
                                   --------------   --------------   --------------    --------------

BALANCE AT MARCH 31, 2006           4,001,260,339   $   30,191,707            3,895    $           39
                                   ==============   ==============   ==============    ==============

                                                                         Deferred
                                                                        Commitment
                                     Additional                         And Equity
                                       Paid In        Accumulated        Financing          Deferred
                                       Capital          Deficit             Fees          Compensation         Total
                                   --------------    --------------    --------------    --------------    --------------
BALANCE AT JUNE 30, 2005           $    5,426,831    $  (31,977,692)   $      (25,000)   $     (250,000)   $    2,926,089

Stock issued on conversion of
  Series A preferred stock               (364,796)                                                   --                --

Stock issued on conversion of
  Series B preferred stock                (40,000)                                                   --                --

Escrow of contingent stock                     --                                                    --                --

Stock issued for executive bonus               --                                                    --            35,000

Amortization of deferred
  compensation                                                                                  187,500           187,500

Net loss for the period                                    (934,275)                                             (934,275)
                                   --------------    --------------    --------------    --------------    --------------

BALANCE AT MARCH 31, 2006          $    5,022,035    $  (32,911,967)   $      (25,000)   $      (62,500)   $    2,214,314
                                   ==============    ==============    ==============    ==============    ==============

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For The Nine Months
                                                                                Ended March 31,
                                                                           --------------------------
                                                                              2006            2005
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  (loss)                                                         $  (934,275)   $ 1,042,441
Loss from discontinued operations, net of minority interest                         --       (778,507)
                                                                           -----------    -----------
Net income  (loss)  from continuing operations                                (934,275)     1,820,948
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                241,668        302,482
  Allowance for doubtful accounts                                               22,861             --
  Debt discount expense                                                             --         36,977
  Stock issued for services                                                     35,000          7,500
  Forgiveness of debt                                                               --     (2,847,511)
  Loss on partnership redemption                                                    --        255,232
  Distributive share of partnership income                                          --       (385,233)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Accounts receivables                                                        (330,429)       (30,082)
  Deferred costs and other receivables                                              --         (7,170)
  Inventory                                                                    (71,480)       (48,281)
  Prepaid expense/security deposits                                             (4,152)        (3,701)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                        674,070        (65,935)
  Interest payable                                                              62,703         41,438
  Other                                                                         21,416         29,115
                                                                           -----------    -----------
Net cash used in continuing operating activities                              (282,618)      (894,221)
                                                                           -----------    -----------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Partnership distributions                                                           --        280,000
Proceeds from partnership redemption                                                --      2,625,000
Purchase of business/fixed assets                                              (40,565)      (174,821)
Purchase of investments securities                                               7,500        (91,618)
                                                                           -----------    -----------
Net cash (used in) provided by investing activities                            (33,065)     2,638,561
                                                                           -----------    -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of short-term and installment notes                                  (15,555)    (2,062,396)
Proceeds from capitalized lease                                                     --         69,678
                                                                           -----------    -----------
Net cash used in financing activities                                          (15,555)    (2,092,718)
                                                                           -----------    -----------

Net decrease in cash and cash equivalents                                     (331,238)      (348,378)

Cash and cash equivalents at beginning of period                               836,876      1,193,170
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   505,638    $   844,792
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended March 31, 2006, the Company issued 719,327,877 shares of common stock on the conversion of $365,000 of Series A Convertible Preferred Shares.

During the nine months ended March 31, 2006, the Company issued 63,492,064 shares of common stock on the conversion of $40,000 of Series B Convertible Preferred Shares.

During the nine months  ended March 31,  2006,  the  Company  issued  50,000,000 shares of restricted common stock to officers of Cyber-Test, as additional compensation in the amount of $35,000.

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

--------------------------------------------------------------------------------
       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

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

      Pacific Magtron International Corporation, Inc. ("PMIC") together with its wholly-owned subsidiaries Pacific Magtron, Inc. ("PMI"), Pacific Magtron International (GA), Inc. ("PMIGA") and Live Warehouse, Inc. ("LW"), is our 62% majority-owned subsidiary that we acquired as of December 30, 2004. PMIC's principal business consisted of the importation and wholesale distribution of electronics products, computer components and computer peripheral equipment throughout the United States. LW sold consumer computer products through the Internet and distributed certain computer products to resellers. On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LW filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14326 LBR". Because PMIC was unsuccessful in reaching an agreement with one of its secured creditors, on June 23, 2005 it ceased all business activities except those necessary to liquidate its remaining assets.

      On January 30, 2006, the Bankruptcy Court approved PMIC's and LW's Disclosure Statement that allowed PMIC and LW to distribute their proposed Plans of Reorganization and Disclosure Statement to all creditors and shareholders for voting purposes. The hearing on the confirmation of the PMIC and LW Plans of Reorganization was scheduled for April 10, 2006. The confirmation hearing was continued pending consideration of a motion for approval of a settlement of litigation with PMIC's former executive officers (see below) and amended Plans of Reorganization for PMIC and LW taking that settlement into account. The amended Plans of Reorganization for PMIC and LW are expected to be filed with the Bankruptcy Court in the near future.

      PMIC's Plan of Reorganization provides for the cancellation of all of the previously outstanding common and preferred shares of PMIC and the distribution of unrestricted newly issued PMIC/Herborium stock to former PMIC shareholders of record other than us on a one for one basis. Our 62% majority interest in PMIC will be cancelled and newly issued unrestricted shares of Herborium will be issued to all of our shareholders as a special dividend. In connection with the merger, the former shareholders of Herborium would receive newly issued shares of PMIC/Herborium common stock representing 85% of the outstanding common stock.

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

      In connection with the bankruptcy proceedings of PMIC and its subsidiaries, we have been irrevocably appointed the estate representative to prosecute any and all causes of action that may be brought by the bankruptcy estates or PMIC against PMIC's former executive officers, Theodore S. Li and Cynthia Lee, the former board of directors and any other party or parties acting in concert with the above. Under the bankruptcy plans, we agreed to bear the cost of such litigation, with such legal costs to be reimbursed to us to the extent that there is an affirmative recovery.

      On April 12, 2006, we and Mr. Li and Ms. Lee entered into a binding letter agreement with respect to the settlement of certain litigation proceedings and potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson and Wayne Danson. The provisions of this settlement are being incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party upon Bankruptcy Court approval. Following are the material terms of the settlement.

      Upon the closing of the proposed merger of Herborium, Inc. with and into PMIC and the occurrence of the effective date of the Plans of Reorganization of PMIC and Livewarehouse, Inc. ("LW"), we will pay Mr. Li and Ms. Lee $325,000. PMIC will reimburse us for a portion of this payment using available cash or other assets remaining, if any, in the PMIC bankruptcy estate after final distribution under the PMIC Plan of Reorganization.

      PMIC  will  issue  Mr.  Li  and  Ms.  Lee  an   aggregate   of   1,750,000
freely-tradable shares of Herborium common stock with a minimum value of $.10 per share subject to the following conditions:

      (a) such shares will be subject to a lock-up period of 150 days after issuance during which Mr. Li and Ms. Lee may only sell the shares for $.10 per share or greater; if the price per share is less than $.10 per share at the end of the lock-up period, then we will "top up" the value provided to Mr. Li and Ms. Lee by delivering either:

            o cash equal to $.10 minus the price per share on said date times the number of shares still held, or

            o additional shares of Herborium common stock which would otherwise be issued to us or our stockholders under PMIC's Plan of Reorganization having a value equal to said the same amount;

      (b) our obligation to "top up" Mr. Li's and Ms. Lee's shares of Herborium common stock shall be collateralized by 1,750,000 shares of Herborium common stock held by us which will be placed in escrow upon the earliest date that such shares can be issued following the Herborium merger;

      (c) in the event that the Herborium merger does not occur, Mr. Li and Ms. Lee will receive the $325,000 and $175,000 worth of shares of our common stock, respectively, on the 76th day following execution of the Settlement Agreement; on the date upon which the Bankruptcy Court approves this settlement, 87,500,000 shares of our common stock will be placed in escrow at an estimated value of $.002 per share, which shares will be deemed to be issued pursuant to the convertible notes issued to Mr. Li and Ms. Lee in connection with the Stock Purchase Agreement pursuant to which we purchased our majority ownership interest in PMIC. The shares will be released from escrow to Mr. Li and Ms. Lee based upon the closing price as of the 75th day or the next preceding business day and shall be "topped up" to $.002 per share if the arms length third party closing price is below $.002. If the Herborium merger occurs these shares shall immediately be released to us.

      Mr. Li and Ms. Lee will execute broad general releases in favor of us, PMIC, Encompass and our subsidiaries and affiliates from any and all claims, including but not limited to those that have or could have been brought in connection with the pending litigation commenced in New York and California or in any of the bankruptcy proceedings or under the Stock Purchase Agreement or Mr. Li's and Ms. Lee's employment agreements with us. We, PMIC and Encompass and each of our subsidiaries will execute similar releases in favor of Mr. Li and Ms. Lee.

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

      This settlement will be subject to approval by the Bankruptcy Court in the bankruptcy proceedings and will be incorporated in the PMIC Plan of Reorganization. Mr. Li and Ms. Lee will withdraw their proofs of claims in the PMIC bankruptcy proceedings and their objections to the confirmation of the PMIC Plan of Reorganization.

      With certain exceptions, each party will bear its own costs and attorneys' fees incurred in connection with this settlement and the pending litigation between the parties.

(B) Financial Statement Presentation And Principles Of Consolidation

      The consolidated financial statements include the Company and all of its wholly-owned subsidiaries. The Company consolidates all majority-owned and controlled subsidiaries, uses the equity method of accounting for investments in which the Company is able to exercise significant influence, and uses the cost method for all other investments. In accordance with ARB51 and FAS94, the Company's consolidated financial statements do not include the consolidated financial results of PMIC, a majority-owned company, and its wholly-owned subsidiaries, PMI, PMIGA and LW.

      Due to the bankruptcy filing of PMIC and its subsidiaries on May 11, 2005, and as of that date, the Company no longer was able to exercise management control over PMIC's business or operations. Effective May 11, 2005, the Company accounted for its investment in PMIC under the cost method of accounting. At June 30, 2005, the Company wrote off its entire investment in PMIC. All significant intercompany transactions have been eliminated in consolidation. Effective June 30, 2005, PMIC ceased operations except for liquidating its assets. The financial results of PMIC are reclassified as discontinued operations in the accompanying condensed consolidated financial statements.

(C) Interim Financial Statements

      Financial statements as of March 31, 2006 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed by the Company on October 3, 2005.

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

(D) Concentration of Major Customers

      During the nine months ended March 31, 2006, Cyber-Test's sales to two customers accounted for approximately 90% and 86% of its sales and accounts receivable, respectively. For the nine months ended March 31, 2005, sales to and accounts receivable from these two major customers represented 81% and 75%, respectively of total sales and accounts receivable.

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

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

(F) Goodwill

      In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is either based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. As of March 31, 2006 and June 30, 2005, these intangible assets were not impaired.

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

(H) Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the nine months ended March 31, 2006, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

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

(J) Business Segments

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". During the nine months ended March 31, 2006, the Company operated in two business segments: the repair and depot exchange of office and consumer electronics, and electronic asset recovery and distribution.

      During the nine months ended March 31, 2006, the results of the Company's asset recovery and distribution services business was less than 1% of total revenue and accordingly, the financial results have not been separately reported as a business segment.

(K) Revenue Recognition

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the nine months ended March 31, 2006.

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

NOTE 2. DISCONTINUED OPERATIONS

      Pacific Magtron International Corporation, Inc. ("PMIC") together with its wholly-owned subsidiaries Pacific Magtron, Inc. ("PMI"), Pacific Magtron International (GA), Inc. ("PMIGA") and Live Warehouse, Inc. ("LW"), is our 62% majority-owned subsidiary that we acquired as of December 30, 2004. PMIC's principal business consisted of the importation and wholesale distribution of electronics products, computer components and computer peripheral equipment throughout the United States. LW sold consumer computer products through the Internet and distributed certain computer products to resellers. On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LW filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corporation, Inc., et al., Case No.BK-S-05-14326 LBR". Because PMIC was unsuccessful in reaching an agreement with one of its secured creditors, on June 23, 2005 it ceased all business activities except those necessary to liquidate its remaining assets. For financial statement reporting purposes, the operating results of PMIC are reclassified as discontinued operations. The operating results of PMIC for the three months and nine months ended March 31, 2005 included in our consolidated financial statements were as follows:

                                            Three Months       Nine Months
                                               Ended             Ended
                                           March 31, 2005    March 31, 2005
                                           --------------    --------------
Net sales                                  $    9,369,700    $    9,369,700
Net loss before minority interest              (1,008,800)       (1,008,800)
Net loss                                         (778,500)         (778,500)

NOTE 3. PROPERTY AND EQUIPMENT

                                           March 31, 2006     June 30, 2005
                                           --------------    --------------
Computer, office equipment and fixtures    $      203,346    $      135,494
Machinery and equipment                            58,727            23,731
Leasehold improvements                             58,952           121,236
Less: Accumulated depreciation                    (74,864)          (20,697)
                                           --------------    --------------
Property and equipment, net                $      246,161    $      259,764
                                           ==============    ==============

      Depreciation expense for the nine months ended March 31, 2006 and 2005 was $35,000 and $63,000, respectively.

NOTE 4. NOTES AND LOAN PAYABLE

                                           March 31, 2006    June 30, 2005
                                           --------------   --------------
Current:
12% Note Payable-Current                   $       57,831   $       57,831
Note Payable-Cornell Capital                      275,000          275,000
6% Secured Note due 12/05                         500,000          500,000
6% Unsecured Note due 6/07                        166,157          166,157
Capitalized Lease                                  23,114           21,040
                                           --------------   --------------
Notes Payable-Current                      $    1,022,102   $    1,020,028
                                           ==============   ==============

Long-Term:
6% Unsecured Note                          $      166,157   $      166,157
Capitalized Lease                                  21,581           39,210
                                           --------------   --------------
Notes Payable-Long-Term                    $      187,738   $      205,367
                                           ==============   ==============

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

(A) 12% Note Payable

      On November 14, 2002, the Company settled its litigation with the Needham/DuPont plaintiffs by agreeing to release the plaintiffs' stock from restriction and issued a three-year unsecured 8% promissory note in the principal amount of $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest, the first of which was due on December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. On December 2, 2005, the Company entered into an Extension Agreement extending the maturity date of the note to February 28, 2006 and effective December 1, 2005, increasing the interest rate to 12% from 8%. On March 6, 2006, the parties agreed to again extend the maturity date of the note to May 31, 2006. As of March 31, 2006, $57,831 is outstanding and is recorded as a current liability.

(B) 6% Secured Note Payable

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

      Under the terms of the Stock Purchase Agreement, the Company paid the purchase price for the PMIC Shares by delivering two convertible promissory notes (the "Notes") in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively. The Notes matured on December 29, 2005, and no principal or interest payments were required prior to such date. The Notes bear interest at 6.0% per annum. Upon the occurrence and during the continuation of any Event of Default (as specified in the Notes), the interest rate will increase to 10.0% per annum and the holders of the Notes may declare the principal amount of the Notes and all accrued and unpaid interest thereon to be immediately due and payable. The Company will be able to redeem all or a portion of the Notes on or prior to the maturity date at 110.0% of the principal amount redeemed, plus all accrued and unpaid interest thereon. The holders of the Notes, at their option, may convert, at any time and from time to time, until payment in full of all amounts due and owing under their Note, any unpaid principal amount of their Note into shares of common stock of the Company at a conversion price per share of $0.01. If the full original principal amount of the Notes were converted, this would result in the issuance of an aggregate of 50,000,000 shares of the Company's common stock to the Stockholders. The Company's payment obligations under the Notes (the "Obligations") are secured by the PMIC Shares pursuant to a Custodial and Stock Pledge Agreement, dated December 30, 2004, among the Company, the Stockholders and Quarles & Brady Streich Lang LLP, as custodian (the "Pledge Agreement").

      On May 11, 2005, we filed suit against Mr. Li and Ms. Lee for various breaches of the Stock Purchase Agreement (see Note 6(B)).

      As of March 31, 2006, the Notes matured and remain unpaid pending the outcome of the litigation against Mr. Li and Ms. Lee.

      On April 12, 2006, we and Mr. Li and Ms. Lee entered into a binding letter agreement with respect to the settlement of certain litigation proceedings and potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson and Wayne Danson. The provisions of this settlement are being incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party upon Bankruptcy Court approval. See discussion in Note 1(A) for additional details.

(C) Capitalized Lease Obligation-Future Minimum Lease Payments

      The Company leases a telephone system, including software, under an agreement that is classified as a capital lease. The cost of the equipment was $69,678 and is included in the Balance Sheets as property, plant, and equipment at March 31, 2006. Accumulated amortization of the leased equipment was $13,934 as of March 31, 2006. Amortization of assets under capital leases is included in depreciation expense.

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

      The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of March 31, 2006, are as follows:

                                                    Period Ending
                                                       March 31,     Amount
                                                    -------------   --------
                                                         2007       $ 27,392
                                                         2008         22,827
                                                                    --------
Total minimum lease payments                                          50,219
Less: Amount representing interest                                    (5,524)
                                                                    --------
Present value of net minimum lease payments                           44,695
Less: Current maturities of capital lease
  obligations                                                        (23,114)
                                                                    --------
Long-term capital lease obligations                                 $ 21,581
                                                                    ========

      Future maturities of long-term debt, including capital lease obligations, as of March 31, 2006 are as follows:

   Date             Amount
--------------   ----------

March 31, 2007    1,022,102
March 31, 2008      187,738
Thereafter               --
                 ----------
      Total      $1,209,840
                 ==========

NOTE 5. STOCKHOLDERS' EQUITY

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

      On October 18, 2005, October 26, 2005 and November 3, 2005, holders of Series A Preferred Shares converted an additional 50 shares, or $50,000 in the aggregate, of Series A Preferred Shares at prices of $.00081, $.00069 and $.0006 per share into 24,691,358, 28,985,507 and 16,666,666 shares of common stock, respectively. During the quarter ended March 31, 2006, holders of Series A Preferred Shares converted 300 shares, or $300,000 in the aggregate, of Series A Preferred Shares into 630,234,346 shares of common stock. At March 31, 2006, 3,835 shares of Series A Preferred Shares remain issued and outstanding.

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

      o     Series B Convertible Preferred Stock

      In conjunction with the Company's license of certain intangible assets, the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares"), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms of the Series A Preferred Shares. On June 23, 2005, holders of 200 Series B Preferred Shares elected to convert such shares at a price of $.0005 per share ($200,000 in the aggregate) into 400,000,000 shares of common stock. During the quarter ended March 31, 2006, holders of Series B Preferred Shares converted 40 shares, or $40,000 in the aggregate, of Series B Preferred Shares, at a price of $.00063 per share, into 63,492,064 shares of common stock. At March 31, 2006, 60 shares of Series B Preferred Stock remain issued and outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

(A) Termination of Employment Agreements

      On May 10, 2005, Pacific Magtron International Corp. ("PMIC") terminated the Employment Agreements, dated December 30, 2004, among PMIC, the Company, and Encompass Group Affiliates, Inc. and each of Theodore S. Li and Hui Cynthia Lee. PMIC terminated these Employment Agreements and the employment of Mr. Li and Ms. Lee with PMIC and its subsidiaries for "cause" pursuant to the terms of the Employment Agreements. These Employment Agreements became effective contemporaneously with the sale of an aggregate of 6,454,300 shares of the common stock of PMIC by Mr. Li and Ms. Lee, representing 61.56% of the then issued and outstanding common stock, to the Company. In addition to base salaries and other compensation, the Employment Agreements provided for payment of a signing bonus of $225,000 to each of Mr. Li and Ms. Lee on or before January 29, 2005. No part of these bonuses has been paid or accrued.

      On April 12, 2006, we and Mr. Li and Ms. Lee entered into a binding letter agreement with respect to the settlement of certain litigation proceedings and potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson and Wayne Danson. The provisions of this settlement are being incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party upon Bankruptcy Court approval. See discussion in Note 1(A) for additional details.

(B) Legal Matters

      The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2006, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

--------------------------------------------------------------------------------

          ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                   (UNAUDITED)

      In January 2006, Theodore S. Li and Cynthia Lee brought suit against the Company, Encompass and certain of our officers and directors in the California Superior Court, Santa Clara County. In the complaint, plaintiffs alleged, among other things, fraud, intentional misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code, violation of the Business of Professions Code of California, and defamation.

      On April 12, 2006, we and Mr. Li and Ms. Lee entered into a binding letter agreement with respect to the settlement of certain litigation proceedings and potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson and Wayne Danson. The provisions of this settlement are being incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party upon Bankruptcy Court approval. See discussion in Note 1(A) for additional details.

NOTE 7. GOING CONCERN

      The Company's consolidated financial statements for the nine months ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company's net loss of $934,275, negative cash flow from operations of $282,618 for the nine months ended March 31, 2006 and working capital deficiency of $855,164 as of March 31, 2006 raise substantial doubt about its ability to continue as a going concern.

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

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis by management provides information with respect to the Company's financial condition and results of operations for the three and nine-month periods ended March 31, 2006 and 2005. The discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005 (the "2005 10-KSB"), the information in the consolidated financial statements and the notes pertaining thereto contained in Item 1 - Financial Information - in this Report on Form 10-QSB and the information discussed in the 2005 Form 10-KSB under Risk Factors. Unless the context otherwise requires, all references herein to the "Company", "we, "us" or "our" refer to Advanced Communications Technologies, Inc. and its subsidiaries. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

      In addition to historical information, the following discussion and other parts of this quarterly report contain words such as "may," "estimates," "expects," "anticipates," "believes," "plan," "grow," "will," "could," "seek," "continue," "future," "goal," "scheduled" and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties. See "Risk Related To Our Business" and "Risks Related To Our Stock" below.

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

Results of Operations-Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Summary of Results of Operations

                                                          Three Months Ended
                                                               March 31,           Period to Period
                                                         2006             2005         % Change
                                                     ----------------------------    ------------
                                                            (in thousands)

Net income from Cyber-Test operations                $        243    $        111             119%
Net loss from PMIC discontinued operations,
  net of minority interest                                     --            (779)             --
Net loss from investments                                      --            (255)             --
Parent company and Encompass net operating loss              (506)           (590)            (14)
Net interest expense                                          (21)            (69)            (70)
                                                     ------------    ------------    ------------
Net Loss                                             $       (284)   $     (1,582)            (82)%
                                                     ============    ============    ============

Overview of Third Quarter Results

      For the three months ended March 31, 2006, we incurred an overall consolidated net loss of $285,000 compared to a consolidated net loss of $1,582,000 for the three months ended March 31, 2005. The decrease in our loss is primarily due to the inclusion of a $779,000 loss from PMIC's discontinued operations for the three months ended March 31, 2005. Due to the bankruptcy filing of PMIC on May 11, 2005, and as of that date, the Company no longer was able to exercise management control over PMIC's business or operations. Effective May 11, 2005, the Company accounted for its investment in PMIC under the cost method of accounting. Accordingly the income or loss from PMIC is not included in our consolidated statement of operations beginning May 11, 2005. The decrease in consolidated net loss for the three months ended March 31, 2006 from the comparative period was also due to the $255,000 non-recurring loss on redemption of our partnership interest in Yorkville Advisors in 2005, an increase in $132,000, or 119% of net income from Cyber-Test operations and a reduction of our net operating loss from Advanced Communications and Encompass by $84,000.

      Our consolidated sales increased from $2.0 million for the three months ended March 31, 2005 to $2.6 million for the three months ended March 31, 2006. The increase represents a $521,000 increase or a 26% increase in revenue for the comparative period, with gross margins increasing to 35% from 33%. Our overall gross profit increased by $220,000 to $896,000 from $675,000 and was consistent with our expectations.

      Cyber-Test's net profit from operations of $243,000 or 9.6% of gross sales was 75% greater than its 5.5% net profit percentage for the three-month period ended March 31, 2005. The marked improvement in Cyber-Test's gross and net profit for the quarter reflects the increase in production efficiencies and cost reductions that were put in place during the last quarter of fiscal 2005 and the first quarter of fiscal 2006.

      For the three months ended March 31, 2006, we reported a consolidated loss from operations of $264,000 as compared to a consolidated loss from operations of $527,000 for the three months ended March 31, 2005. Non-cash charges for depreciation, amortization and stock grants for the three months ended March 31, 2006 and 2005 is $82,000 and $155,000, respectively. Consolidated operating costs decreased by $43,000, or 4%, to $1,159,000 from $1,203,000 principally due to the decrease in our Parent company's overhead costs for the three months ended March 31, 2006 and partially offset by an increase of $96,000 in legal and professional expense. For the three months ended March 31, 2005, our other income (expense) includes a $255,000 non-recurring loss on redemption of our partnership interest in Yorkville Advisors. We also included a loss of $779,000 on PMIC's discontinued operations.

--------------------------------------------------------------------------------

Revenue

      Consolidated revenue for the three months ended March 31, 2006 was $2.6 million as compared to consolidated revenue of $2.0 million for three months ended March 31, 2005. Our revenue increased by $521,000 or a 26% increase compared to the three months ended March 31, 2005. The continuing increase in product repairs and service of laptops, PDAs and Blackberry units which Cyber-Test commenced during the last quarter of fiscal 2005 and ramped up into in full production during the second and third quarter of fiscal 2006. This increase in production is expected to continue for the remainder of the fiscal year.

Gross Profit

      Consolidated gross operating margin relating to the repair, service and warranty and exchange and asset and distribution recovery services for the three months ended March 31, 2006 improved to 35% from 33% for the three months ended March 31, 2005 due to the increase in production efficiencies and related cost savings from the investment that was made in the previous three quarters for the change in our product mix. During this quarter, our production ramped up providing the economies of scale and lower overall per product cost which increased our overall margins.

Cost of Sales

      Our cost of sales during the three months ended March 31, 2006 increased from $1,356,000 to $1,656,000 from the comparative three-month period ended March 31, 2005. Our 22% increase in cost of sales relating to the repair, service and warranty and exchange of office equipment, and asset and distribution recovery services is due to a 26% increase in sales for the three months ended March 31, 2006 compared to the comparable period in 2005. Direct labor cost and the cost of parts remained virtually unchanged as a percentage of gross revenue.

Operating Expenses

      Consolidated operating expenses for the three months ended March 31, 2006 and 2005 were $1,159,000 and $1,203,000, respectively. This decrease was primarily attributable to the decrease in overhead expenses and was partially offset by a $96,000 increase in legal and professional fees.

      Consolidated depreciation and amortization expense for the three months ended March 31, 2006 decreased from $155,000 for the three months ended March 31, 2005 to $82,000 for the three months ended March 31, 2006. The decrease was due to the inclusion of amortization of deferred financing costs in the amount of $89,000 for the three months ended March 31, 2005. Professional and consulting fees increased by $96,000 from $195,000 for the three months ended March 31, 2005 to $291,000 for the three months ended March 31, 2006. The increase in professional and consulting fees was due to the increase in legal fees associated with the PMIC litigation. Consolidated other selling, general and administrative expenses amounted to $787,000 for three months ended March 31, 2006 compared to $853,000 for the three months ended March 31, 2005, or an 8% decrease.

Other Income (Expenses)

      Consolidated other income (expense) for the three months ended March 31, 2006 amounted to $21,000 and was entirely attributable to net interest expense.

      During the three months ended March 31, 2005, our consolidated other income (expense) included a $255,000 non-recurring loss on redemption of our partnership interest in Yorkville Advisors.

Loss from Discontinued Operations

      The loss from discontinued operations of $779,000 for the three months ended March 31, 2005 was related to PMIC's discontinued operations.

Results of Operations-Comparison of the Nine Months Ended March 31, 2006 to the Nine Months Ended March 31, 2005

--------------------------------------------------------------------------------

Summary of Results of Operations

                                               Nine Months Ended
                                                   March 31,           Period to Period
                                              2006          2005          % Change
                                        ----------------------------    ---------------
                                               (in thousands)
Net income from Cyber-Test operations   $        545    $        310                 76%
Net loss from PMIC operations,
  net of minority interest                        --            (779)                --
Net income from investments                       --             130                 --
Parent company and Encompass net
  operating loss                              (1,417)         (1,332)                (6)
Net interest expense                             (62)           (134)               (54)
Forgiveness of debt income                        --           2,847                 --
                                        ------------    ------------    ---------------
Net (loss) income                       $       (934)   $      1,042               (190)%
                                        ============    ============    ===============

Overview of Nine Month Results

      Due to the bankruptcy filing of PMIC on May 11, 2005, and as of that date, the Company no longer was able to exercise management control over PMIC's business or operations. Effective May 11, 2005, the Company accounted for its investment in PMIC under the cost method of accounting. Accordingly the income or loss from PMIC is not included in our consolidated statement of operations beginning May 11, 2005 and is shown as discontinued operations on our consolidated profit and loss. For the nine months ended March 31, 2006, we incurred a consolidated net loss of $934,000 compared with consolidated net income of $1,042,000 or a 190% increase in our operating loss on a comparative basis. We recorded record sales of $7.0.million relating to the repair, service and warranty and exchange of office equipment, PDAs, laptop computers, IPods, monitors and multi-functional units and fees from asset recovery and distribution services, which was a $1,500,000 or 27% increase in such revenue from the comparative period. Consolidated gross margins relating to the repair, service and warranty and exchange of office equipment, PDAs, laptop computers, IPods, monitors and multi-functional units and fees from asset recovery and distribution services remained at 35%. Overall gross profit increased by $498,000 to $2,445,000 from $1,947,000 and was ahead of budgeted expectations. Cyber-Test's net profit from operations for the nine months ended March 31, 2006 of $545,000 or 7.7% of gross sales was 38% above its 5.6% net profit percentage for the nine months ended March 31, 2005 and reflects, in part, on management's successful efforts to increase production efficiencies, reduce parts costs and increase both operating and net margins from historic levels.

      For the nine months ended March 31, 2006, we reported a consolidated loss from operations of $872,000 compared to a consolidated loss from operations of $1,072,000 for the nine months ended March 31, 2005. Included in consolidated loss from operations is $242,000 and $302,000, of non-cash charges for depreciation, amortization and stock grants for the nine months ended March 31, 2006 and 2005, respectively. Consolidated operating costs increased by $299,000, or 10%, to $3,318,000 from $3,019,000 principally due to the increase in operating costs of Cyber-Test. The decrease in consolidated net income for the nine months ended March 31, 2006 compared to the comparable period in 2005 was primarily due to the decrease in loss from operations before other income and expenses of $200,000 and the following non-recurring items for the nine months ended March 31, 2005:

Forgiveness of debt income                         $2,847,511
Distributable share of partnership income             385,233
Loss on partnership redemption                       (255,232)

Revenue

      Consolidated revenue for the nine months ended March 31, 2006 was $7.0 million as compared to revenue of $5.6 million for the nine months ended March 31, 2005, a $1.4 million increase in revenue from the comparative period. We recorded record sales of $7.043 million relating to the repair, service and warranty  and  exchange of office  equipment,  PDAs,  laptop  computers,  IPods, monitors and multi-functional units and fees from asset recovery and distribution services for the nine months ended March 31, 2006, which was a $1,400,000 or 27% increase in revenue from the comparative period. The increase in repair and service revenue was attributable to new contracts for the repair and service of laptops, PDAs and Blackberry units that Cyber-Test entered into during the last quarter of fiscal 2005 and ramped up into in full production during the second quarter of fiscal 2006. This increase in production is expected to continue for the remainder of the fiscal year.

--------------------------------------------------------------------------------

Gross Profit

      For the nine months ended March 31, 2005, our consolidated gross margin consisted of $1.9 million relating to the repair, service and warranty and exchange and fees from asset recovery and distribution services. Overall gross profit increased by $498,000 to $2,445,000 for the nine months ended March 31, 2006 from $1,947,000 for the nine months ended March 31, 2005. Consolidated gross operating margin for the nine months ended March 31, 2006 and 2005 was 35%. During fiscal 2006, our production ramped up providing the economies of scale and lower overall per product cost that increased our overall margins. We expect that our gross margins will continue to slightly improve over the remainder of the fiscal year as our investment in new product parts and training made during the past three quarters is realized.

Cost of Sales

      For the nine months ended March 31, 2005, our consolidated cost of sales consisted of $3.6 million relating to the repair, service and warranty and exchange of office equipment, PDAs, laptop computers, IPods, monitors and multi-functional units. Our cost of sales during the nine months ended March 31, 2006 increased to $4.6 million from $3.6 million, or $1,000,000, from the comparative nine month-period ended March 31, 2005. Our cost of sales increased not only due to increased sales volume during the nine months ended March 31, 2006, but also due to a substantial increase in freight expense because of higher energy costs, and the increase in PDA and laptop repairs which require multiple freight shipments.

Operating Expenses

      Consolidated operating expenses for the nine months ended March 31, 2006 and 2005 were $3.3 million and $3.0 million, respectively, representing an increase of $300,000 from the nine months ended March 31, 2005. The increase is primarily due to an increase in professional and consulting fees of $57,000 and other selling, general and administrative expenses of $302,000.

      Consolidated depreciation and amortization expense for the nine months ended March 31, 2006 was $242,000 compared to $302,000 for the nine months ended March 31, 2005. The decrease is due to the amortization of deferred financing costs for the nine months ended March 31, 2005.

      Consolidated other selling, general and administrative expenses amounted to $2,527,000 for the nine months ended March 31, 2006, which was a $302,000 increase from the comparative prior period. The increase is primarily due to an increase in operating costs at Cyber-Test.

Other Income (Expenses)

      Consolidated other income (expense) for the nine months ended March 31, 2006 amounted to $62,000 and was entirely attributable to net interest expense.

      During the nine months ended March 31, 2005, we realized $2,892,000 of net other income due to the favorable results of our investment in Yorkville Advisors, which generated $385,000 of income during the nine months ended March, 31, 2005, and $2,848,000 of debt forgiveness income resulting from the favorable judgment against our former CEO and related entities that allowed us to discharge these obligations. These items of income were offset, in part, by net interest expense of $85,000, a non-recurring loss on redemption of our partnership interest in Yorkville Advisors of $255,000.

      Consolidated interest expense decreased by $23,000, or 27% to $62,000 for the nine months ended March 31, 2006 compared to $85,000 in 2005. This decrease was due primarily to a lower total amount of interest bearing notes..

Loss from Discontinued Operations

      The loss from discontinued operations of $779,000 for the nine months ended March 31, 2005 was entirely related to PMIC's discontinued operations.

Significant Accounting Policies

      The Financial Reporting Release No. 60 of the Securities and Exchange Commission (the "SEC"), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, the SEC's Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

--------------------------------------------------------------------------------

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

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective beginning with the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 for non-small business issuers or after December 15, 2005 for small business issuers. Accordingly, the Company has adopted SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company evaluated the provisions of SFAS No. 123 (R) and believes the impact, if any, that SFAS No. 123 (R) will not be significant on its financial statement presentation or disclosures.

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

Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders, less cumulative dividends on preferred stock, by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the nine months ended March 31, 2006, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

Revenue Recognition

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the nine months ended March 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our acquisitions and investments principally with short-term borrowings through our Equity Line of Credit with Cornell Capital Partners, L.P. ("Cornell Capital") and cash received in exchange for the issuance of shares of our Series A Convertible Preferred Stock to Cornell Capital. We have funded our ongoing operations through cash distributions and redemption proceeds received from (i) our investment in an investment management partnership and (ii) working capital generated by Cyber-Test. Our cash and cash equivalents totaled $505,638 at March 31, 2006.

--------------------------------------------------------------------------------

      We have been exploring various alternative sources of financing as a replacement to the Equity Line of Credit with Cornell Capital that we have not used since fiscal 2005 and do not intend to use in the future. We have had various discussions with banking institutions and institutional investors to secure an acquisition debt facility to be used by us for the purpose of acquiring private and/or public companies in the technology and service industry that we believe will be compatible with our business and accretive to our results of operations. During the quarter ended March 31, 2006, we engaged Janney Montgomery Scott, LLC, a Philadelphia-based investment banking firm to assist us in securing an acquisition debt facility and/or long-term strategic equity investors, for the purpose of providing us with acquisition funds and funds for ongoing working capital needs and a planned recapitalization of our common and preferred stock. Although we and our investment bankers intend to find alternative financing to our Equity Line of Credit, there can be no assurance that we will be able to find investors or lenders that would provide us with financing at suitable valuations or rates of interest, if at all. In addition, there is no guarantee that we will be able to secure financing to permit us to pursue strategic acquisitions and investments.

      In conjunction with our acquisition of the Cyber-Test business, we issued 4,200 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") having a liquidation value of $1,000 per share to Cornell Capital. During fiscal 2005, Cornell Capital transferred a portion of these shares to unrelated parties. Holders of the Series A Preferred Shares are entitled to receive cash dividends on a cumulative basis, in arrears, at the annual rate of 5% when and if a dividend is scheduled by our Board of Directors. To date, no dividend has been scheduled or approved by our Board of Directors. The Series A Preferred Shares are convertible, in whole or in part, on or after May 21, 2005 into shares of common stock at the fixed price of $.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. The Series A Preferred Shares are nonvoting and redeemable at the option of the Company, in whole or in part, at any time at a 20% premium to liquidation value. During the nine months ended March 31, 2006, 365 Series A Preferred Shares having a liquidation value of $365,000 had been converted at prices of $.0008, $.00081, $.00069, $.0006, $.00038, $.0004, $.0005 and $.00063 per share, into an aggregate of 719,327,877 shares of common stock.

      In conjunction with our license of certain intangible assets, we issued 300 shares of our nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares"), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms of the Series A Preferred Shares. On June 23, 2005, holders of 200 Series B Preferred Shares elected to convert $200,000 of such shares at a price of $.0005 per share into 400,000,000 shares of common stock. On March 1, 2006, holders of 40 Series B Preferred Shares elected to convert, in the aggregate, $40,000 of such shares at a price of $.00063 per share into 63,492,064 shares of common stock. At March 31, 2006, 60 Series B Preferred Shares remain outstanding.

      During the nine months ended March 31, 2006, we made no advances under the Equity Line of Credit. We do not intend to make any further advances under the Equity Line of Credit. We entered into the $30 million Equity Line of Credit facility with Cornell Capital in July 2003. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically issue and sell to Cornell Capital shares of common stock for a total purchase of $30 million. The amount of each advance is subject to an aggregate monthly maximum advance amount of $2 million in any 30-day period. Cornell Capital will purchase the shares of common stock for a 9% discount to the lowest closing bid price of our common stock during the five trading days after a notice date. Cornell Capital intends to sell any shares under the Equity Line of Credit at the then prevailing market price.

      Our existing sources of liquidity, including cash resources and cash provided by operating activities, will not provide us with sufficient resources to meet our present and future working capital and cash requirements for the next 12 months. Consequently, we are actively pursuing but have not yet secured a short-term secured working capital facility in the amount of up to $750,000 to provide us with the necessary working capital over the next 12 months in the event we fail to secure a suitable acquisition and working capital debt facility.

      We had total liabilities of $2,702,465 as of March 31, 2006 versus $2,043,949 as of June 30, 2005. These contractual obligations, along with the dates on which such payments are due, are described below:

--------------------------------------------------------------------------------

                                                      Payments Due by Period (from March 31, 2006)
                                           --------------------------------------------------------------
                                                             1           2-3         4-5         After 5
Contractual Obligations                      Total      Year or Less     Years       Years        Years
----------------------------------------   ----------   -----------   ----------   ----------   ----------
Notes Payable , including Capital Leases   $1,209,840   $ 1,022,102   $  187,738   $       --   $       --
Accounts Payable and Accrued Expenses       1,492,625     1,492,625           --           --           --
Other Current Liabilities                          --            --           --           --           --
                                           ----------   ------------   ----------   ----------   ----------
  Total Contractual Obligations            $2,702,465   $ 2,514,727   $  187,738   $       --   $       --
                                           ==========   ============  ===========  ===========  ===========


      During the nine months ended March 31, 2006, the Company's contractual obligations increased by $658,516. At March 31, 2006, we had a working capital deficiency of $855,164.

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

      Below is a discussion of our sources and uses of funds for the nine months ended March 31, 2006:

Overall Net Change In Cash Flow For The Nine Months Ended March 31, 2006

      During the nine months ended March 31, 2006, our cash decreased by $331,000. The net decrease in cash was principally the result of the net cash used by operating activities of $283,000.

Net Cash Provided by (Used In) Operating Activities

      Net cash used in operating activities was $283,000 for the nine months ended March 31, 2006 compared to net cash used operating activities of $894,000 for the nine months ended March 31, 2005. Net use of cash in operating activities during the nine months ended March 31, 2006 was principally from our consolidated net loss of $934,000 increased by an increase in accounts receivable in the amount of $330,000 offset by non-cash charges of $300,000 and an increase in accounts payable and accrued expenses of $674,000. Net cash used in operating activities was $894,000 for the nine months ended March 31, 2005 and was principally from the corporate overhead expenses in excess of cash from operations.

Net Cash (Used In) Provided by Investing Activities

      Cash used in investing activities for the nine months ended March 31, 2006 was $33,000 and was primarily for the purchase of fixed assets. Cash provided from investing activities of $2,639,000 for the nine months ended March 31, 2005 was attributable to $2,625,000 in proceeds received from partnership redemption and $280,000 of cash distributions received from our partnership investment, offset by $175,000 for the purchase of business assets and the purchase of $92,000 of investment securities in public and private companies.

Net Cash Used In Financing Activities

      Net cash of $16,000 used in financing activities for the nine months ended March 31, 2006 was for the repayment of our equipment financing lease. Net cash of $2,093,000 used in financing activities for the nine months ended March 31, 2005 was for the repayment of our short-term note to Cornell Capital Partners, L.P. in the amount of $2 million and the repayment of our equipment financing lease of $70,000.

Li/Lee Settlement Agreement

      In connection with the bankruptcy proceedings of PMIC and its subsidiaries, we have been irrevocably appointed the estate representative to prosecute any and all causes of action that may be brought by the bankruptcy estates or PMIC against PMIC's former executive officers, Theodore S. Li and Cynthia Lee, the former board of directors and any other party or parties acting in concert with the above. Under the bankruptcy plans, we agreed to bear the cost of such litigation, with such legal costs to be reimbursed to us to the extent that there is an affirmative recovery.

--------------------------------------------------------------------------------

      On April 12, 2006, we and Mr. Li and Ms. Lee entered into a binding letter agreement with respect to the settlement of certain litigation proceedings and potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson and Wayne Danson. The provisions of this settlement are being incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party upon Bankruptcy Court approval. Following are the material terms of the settlement.

      Upon the closing of the proposed merger of Herborium, Inc. with and into PMIC and the occurrence of the effective date of the Plans of Reorganization of PMIC and Livewarehouse, Inc. ("LW"), we will pay Mr. Li and Ms. Lee $325,000. PMIC will reimburse us for a portion of this payment using available cash or other assets remaining, if any, in the PMIC bankruptcy estate after final distribution under the PMIC Plan of Reorganization.

      PMIC  will  issue  Mr.  Li  and  Ms.  Lee  an   aggregate   of   1,750,000
freely-tradable shares of Herborium common stock with a minimum value of $.10 per share subject to the following conditions:

      (a) such shares will be subject to a lock-up period of 150 days after issuance during which Mr. Li and Ms. Lee may only sell the shares for $.10 per share or greater; if the price per share is less than $.10 per share at the end of the lock-up period, then we will "top up" the value provided to Mr. Li and Ms. Lee by delivering either:

            o cash equal to $.10 minus the price per share on said date times the number of shares still held, or

            o additional shares of Herborium common stock which would otherwise be issued to us or our stockholders under PMIC's Plan of Reorganization having a value equal to said the same amount;

      (b) our obligation to "top up" Mr. Li's and Ms. Lee's shares of Herborium common stock shall be collateralized by 1,750,000 shares of Herborium common stock held by us which will be placed in escrow upon the earliest date that such shares can be issued following the Herborium merger;

      (c) in the event that the Herborium merger does not occur, Mr. Li and Ms. Lee will receive the $325,000 and $175,000 worth of shares of our common stock, respectively, on the 76th day following execution of the Settlement Agreement; on the date upon which the Bankruptcy Court approves this settlement, 87,500,000 shares of our common stock will be placed in escrow at an estimated value of $.002 per share, which shares will be deemed to be issued pursuant to the convertible notes issued to Mr. Li and Ms. Lee in connection with the Stock Purchase Agreement pursuant to which we purchased our majority ownership interest in PMIC. The shares will be released from escrow to Mr. Li and Ms. Lee based upon the closing price as of the 75th day or the next preceding business day and shall be "topped up" to $.002 per share if the arms length third party closing price is below $.002. If the Herborium merger occurs these shares shall immediately be released to us.

      Mr. Li and Ms. Lee will execute broad general releases in favor of us, PMIC, Encompass and our subsidiaries and affiliates from any and all claims, including but not limited to those that have or could have been brought in connection with the pending litigation commenced in New York and California or in any of the bankruptcy proceedings or under the Stock Purchase Agreement or Mr. Li's and Ms. Lee's employment agreements with us. We, PMIC and Encompass and each of our subsidiaries will execute similar releases in favor of Mr. Li and Ms. Lee.

      This settlement will be subject to approval by the Bankruptcy Court in the bankruptcy proceedings and will be incorporated in the PMIC Plan of Reorganization. Mr. Li and Ms. Lee will withdraw their proofs of claims in the PMIC bankruptcy proceedings and their objections to the confirmation of the PMIC Plan of Reorganization.

      With certain exceptions, each party will bear its own costs and attorneys' fees incurred in connection with this settlement and the pending litigation between the parties.

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

We Have A History Of Losses, And May Incur Additional Losses

      We are a holding company with a limited history of operations. For the fiscal year ended 2005, we incurred an overall net loss of $736,000. For the nine-month period ending March 31, 2006, we incurred an overall net loss of $934,000.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

We Have A Working Capital Deficit, Which Means That Our Current Assets On March 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

      We had a working capital deficit of $855,164 as of March 31, 2006, which means that our current liabilities exceeded our current assets by $855,164. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on that date.

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

We Could Fail To Attract Or Retain Key Personnel

      Our success largely depends on the efforts and abilities of key executives, including Mr. Wayne Danson, our President, Chief Executive Officer and Chief Financial Officer, and Mrs. Lisa Welton, our President and Chief Executive Officer of Cyber-Test. The loss of the services of Mr. Danson or Mrs. Welton could materially adversely affect our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management's attention away from operational issues. We maintain a $2,000,000 key-man life insurance policy for each of Mr. Danson and Ms. Welton.

Risks Related To Our Stock

The Future Conversion Of Our Outstanding Series A And B Convertible Preferred Stock Will Cause Dilution To Our Existing Shareholders, Which Means That Our Per Share Income And Stock Price Could Decline

      The issuance of shares upon any future conversion of the outstanding Series A Convertible Preferred Stock and B Convertible Preferred Stock will have a dilutive impact on our stockholders. As of March 31, 2006, we had 3,895 shares of Series A Convertible Preferred Stock and B Convertible Preferred Stock outstanding, having an aggregate liquidation value of $3,895,000, that are convertible into shares of our common stock. Both the Series A Convertible Preferred Stock and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price is equal to or greater than $.01 per share at the time of conversion, the Series A Convertible Preferred Stock and B Convertible Preferred Stock would be convertible into an aggregate of 389,500,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 389,500,000. If such conversions had taken place at our recent stock price, then holders of our Series A Convertible Preferred Stock and B Convertible Preferred Stock would have received approximately 1,300,000,000 shares of our common stock. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.

The Conversion Of Our Series A Convertible Preferred Stock Could Cause A Change Of Control

      The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. Cornell Capital Partners, L.P. currently holds $2,570,000 of our Series A Convertible Preferred Stock, which if converted at current prices would result in the issuance of up to 2,570,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own approximately 21% of our then outstanding shares of Common Stock, computed based on 5,000,000,000 shares that are currently authorized to be issued. In such event, Cornell Capital Partners, L.P. would be our largest shareholder and would be able to exercise control of us by electing directors, increasing the number of authorized shares of common stock that we could issue or otherwise.

--------------------------------------------------------------------------------

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

      As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the March 31, 2006 quarterly period, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

      There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange
Act) during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--------------------------------------------------------------------------------

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company has been, and may in the future be, involved as a party to various legal proceedings which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2006, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows, other than the bankruptcy proceedings involving PMIC and its wholly-owned subsidiaries.

      On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among the Company and Mr. Li and Ms. Lee pursuant to which we purchased an aggregate of 6,454,300 shares of the common stock of PMIC from Mr. Li and Ms. for the aggregate purchase price of $500,000. On or about July 6, 2005, the defendants filed a motion for a more definite statement of our complaint. By Order dated November 30, 2005, the Court denied defendants' motion for a more definite statement. On December 8, 2005, defendants answered the complaint and asserted various defenses to the claims set forth therein. By Order dated January 26, 2006, the Court directed the parties to complete discovery and file dispositive motions, if any, on or before June 30, 2006. The January 26, 2006 Order also directs the parties to appear for a pre-trial conference on July 14, 2006.

      In January 2006, Theodore S. Li and Cynthia Lee brought suit against the Company, Encompass and certain of our officers and directors in the California Superior Court, Santa Clara County. In the complaint, plaintiffs alleged, among other things, fraud, intentional misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code, violation of the Business of Professions Code of California, and defamation.

      On April 12, 2006, we and Theodore S. Li and Cynthia Lee entered into a binding letter agreement with respect to the settlement of certain litigation proceedings and potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson and Wayne Danson, including the proceedings described above in this Item 1 - Legal Proceedings. The provisions of this settlement are being incorporated into a Settlement Agreement to which PMIC and its subsidiaries will be a party upon Bankruptcy Court approval. A summary of the settlement agreement is described in Liquidity and Capital Resources - Li/Lee Settlement Agreement under Part I, Item 2 - Management's Discussion and Analysis of Plan of Operation and is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On June 30, 2005, we failed to pay the unsecured term note payable to Cornell Capital Partners, L.P. when due. The note, which was modified on February 10, 2005 and which has a principal balance of $275,000, bears interest at the rate of 10%. The total arrearage as of the date hereof is $310,148.

      On December 31, 2005, the 6% secured convertible notes having an aggregate principal balance in the amount of $500,000 issued to Mr. Li and Ms. Lee matured. The notes are secured by the pledge of our shares in PMIC pursuant to the Custodial and Stock Pledge Agreement dated December 30, 2004. As of March 31, 2006, the notes remained unpaid pending the outcome of the litigation against Mr. Li and Ms. Lee. Pursuant to the settlement agreement reached on April 12, 2006, Mr. Li and Ms. Lee will release any and all claims against us with respect to the Stock Purchase Agreement, including our obligations with respect to the notes. The settlement agreement is subject to the approval of the Bankruptcy Court administering the PMIC bankruptcy proceedings. A summary of the settlement agreement is described in Liquidity and Capital Resources - Li/Lee Settlement Agreement under Part I, Item 2 - Management's Discussion and Analysis of Plan of Operation and is incorporated by reference herein.

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      The disclosures set forth under Part I, Item 2 - Management's Discussion and Analysis of Plan of Operation - Liquidity and Capital Resources - Li/Lee Settlement Agreement are incorporated herein by reference

--------------------------------------------------------------------------------

ITEM 6. EXHIBITS

Exhibit No.       Description                                           Location (1)
2.1               Asset Purchase Agreement dated May 27, 2004,          Incorporated by reference to Exhibit 10.1
                  by and between Cyber-Test, Inc., a Delaware           to the Company's Form 8-K filed with the
                  corporation, and Cyber-Test, Inc., a Florida          SEC on June 18, 2004
                  corporation.

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

3(i)(d)           Fourth Amendment to Articles of Incorporation         Incorporated by reference to Exhibit 2.7
                                                                        to the Company's Form SB-2 filed with the
                                                                        SEC on March 5, 2002

3(i)(e)           Fifth Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 2.8
                                                                        to the Company's Form SB-2 filed with the
                                                                        SEC on July 16, 2003

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

                                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

                                   By:    /s/ Wayne I. Danson
                                          -------------------------------------
                                   Name:  Wayne I. Danson
                                   Title: President, Chief Executive Officer
                                          (Principal Executive Officer), Chief
                                          Financial Officer (Principal
                                          Accounting Officer) and Director
                                   Date:  May 19, 2006



--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit No.       Description                                           Location (1)
2.1               Asset Purchase Agreement dated May 27, 2004,          Incorporated by reference to Exhibit 10.1
                  by and between Cyber-Test, Inc., a Delaware           to the Company's Form 8-K filed with the
                  corporation, and Cyber-Test, Inc., a Florida          SEC on June 18, 2004
                  corporation.

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

3(i)(d)           Fourth Amendment to Articles of Incorporation         Incorporated by reference to Exhibit 2.7
                                                                        to the Company's Form SB-2 filed with the
                                                                        SEC on March 5, 2002

3(i)(e)           Fifth Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 2.8
                                                                        to the Company's Form SB-2 filed with the
                                                                        SEC on July 16, 2003

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