Form 10KSB
period 2006-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2006-10-12
CIK 1100820

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2006

                          Commission File No. 000-30486

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                FLORIDA                              65-0738251
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

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15((d) of the Exchange Act. |_|

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

================================================================================

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The issuer's revenue for fiscal year ended June 30, 2006 was $9,183,276.

      The aggregate market value as of September 15, 2006 of the voting common equity held by non-affiliates is $3,491,222

                         ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDING DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      As of September 15, 2006, there were 4,597,302,006 shares of the Company's no par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
PART I

  ITEM 1.  Description of Business......................................       1-5
  ITEM 2.  Description of Property......................................         5
  ITEM 3.  Legal Proceedings............................................       5-6
  ITEM 4.  Submission of Matters to a Vote of Security Holders..........         6

PART II

  ITEM 5.  Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities.........       7-8
  ITEM 6.  Management's Discussion and Analysis or Plan of Operation....      8-15
  ITEM 7.  Financial Statements.........................................        15
  ITEM 8.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................        16
  ITEM 8A. Controls and Procedures......................................        16
  ITEM 8B. Other Information............................................        16

PART III

  ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act............     17-20
  ITEM 10. Executive Compensation.......................................     20-25
  ITEM 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters...................     25-27
  ITEM 12. Certain Relationships and Related Transactions...............     27-28
  ITEM 13. Exhibits.....................................................     28-33
  ITEM 14. Principal Accountant Fees and Services.......................     33-34

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 AND 2005..........   F-1-F-21

            As used herein, the terms the "Company," "Advanced Communications Technologies," "ACT," "we," "us," or "our" refer to Advanced Communications Technologies, Inc., a Florida corporation.

                           Forward-Looking Statements

            Certain statements in the "Description of Business" (Item 1), "Management's Discussion and Analysis or Plan of Operation" (Item 6) and elsewhere in this Annual Report on Form 10-KSB constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements we have made. All statements, other than statements of historical facts, included in this Annual Report on Form 10-KSB that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward looking statements. Without limiting the generality of the foregoing, words such as "may," "anticipation," "intend," "could," "estimate," or "continue" or the negative or other comparable terminologies are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

            Additional factors that could affect future results are set forth throughout the "Description of Business" (Item 1) section, including the subsection entitled "Risks Related to Our Business," and elsewhere in this Annual Report on Form 10-KSB. Because of the risks and uncertainties associated with forward-looking statements, you should not place undue reliance on them. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

            Advanced Communications Technologies, Inc. ("we," "us," "our," "ACT," or the "Company") is a public holding company specializing in the technology aftermarket service and supply chain known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), will acquire and operate businesses that provide repair and end-of-life cycle services for consumer electronics, computers and peripheral equipment. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), a depot repair and refurbishment company based in Florida currently our principal operating business.

            We have chosen to address the overall market from both the end-user driven product support and repair industry and from the manufacturer-driven e-Waste recovery industry. While these two industries have different characteristics, they have significant back-end operational synergies. We view both markets as essential in order to present a complete outsourced solution to our clients. Thus, we are focused on becoming a full-service provider of repair, refurbishment, parts distribution and end-of-life cycling services in the computer peripheral and consumer electronics markets. To that end we have entered into several Letters of Intent to acquire businesses that either repair and refurbish equipment or distribute parts typically used in the repair and refurbishment process. We intend to provide single source life cycle professional management services for technology products to businesses and consumers in the North American market initially, and then on a more worldwide basis.

            Cyber-Test, a Delaware corporation and wholly owned subsidiary of Encompass, operates as an independent service organization. From its roots in the space industry more than 20 years ago, Cyber-Test gained the expertise to provide board-level repair of technical products to third-party warranty companies, original equipment manufacturers ("OEMs"), national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as PDAs and digital cameras. Cyber-Test plans to offer repair and exchange services during fiscal 2007 on gaming products including Sony's PlayStation(TM), Microsoft's X-Box(TM) and Nintendo's Game Cube(TM) consoles. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange ("EDI"), flexible analysis tools and repair tracking.

The Reverse Logistics Industry

            Reverse Logistics was first implemented in the electronics industry (computing, office automation, telecommunications process, etc.) in the early 1980s as a result of miniaturization and modularization design, with the repair of a product or piece of equipment performed in the field (i.e., fix in place). More recently, the proliferation of large-scale, sophisticated, integrated digital circuits and circuit boards, carrying built in diagnostics and defined test points, have led to increased reliability of the subsystems and components, reducing repair time through the pull-and-replacement of modules rather than field repair. Therefore, as the value of these components continuously increases, so does the demand for solutions that monetize and extend the life of components through repair and reallocation. However, it should be mentioned that larger high-cost products, not well suited for off-site repair, such as DLP and LCD televisions, continue to drive demand for a field repair solution.

            According to D.F. Blumberg, a recognized industry statistician, the consumer electronics and computer / Electronic Data Processing ("EDP") segment of reverse logistics is expected to be $4.2 billion in 2006 (an 8.8% increase over 2005) and is forecasted to increase at a 10.6% CAGR over the next four years, reaching $6.3 billion by 2010. The growth in sales of consumer electronics and computer and peripheral equipment is driving the need for reverse logistics and repair services, representing one of the largest opportunities within the industry. The Consumer Electronics Association ("CEA") estimated that 2005 sales of consumer electronics and computers and peripheral equipment were $125.7 billion and $102.9 billion, respectively. There remains significant opportunity for above average company growth within the industry by continuing to increase capabilities across the product life cycle.

            The reverse logistics industry has seen a dramatic increase in demand for services such as technical support, repair, asset recovery, end-of-life product management, disposal and recycling. This rapidly emerging market is driven by environmental regulations, outsourcing trends, and accelerating product life cycles across numerous technologies.

            Electronic equipment discards are among the fastest growing segments of our nation's waste stream and are increasingly being considered "toxic" waste when dumped into landfills. Environmental concerns and regulatory momentum are contributing to rapid growth in the e-Recycle segment of the reverse logistics industry. Both producers and users of electronic products need a single source solution that efficiently disassembles this equipment and safely recovers the components for use in new material manufacturing and properly disposes of unusable parts and materials.

The Equipment Warranty/Repair Management Industry

            Warranty periods, including product warranties issued by manufacturers and extended life warranties issued by third-party insurers, and longer product life cycles demand a maintenance/repair commitment that can typically support a product for up to ten (10) years. In addition, the industry relationship among OEMs, the integrator, and the third- and fourth-party service providers has become more complex. The end-user, or consumer, must have assurance that products are supported by an after-sales service team capable of providing preventive maintenance and/or an immediate remedy upon equipment failure.

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

Cyber-Test's Products and Services

            Cyber-Test operates within the office equipment and computer peripheral products repair/warranty management industry, with its primary focus on facsimile machines, printers, scanners, PDAs, laptop computers, monitors, and multi-function units. The following describes the individual components that make up the current Cyber-Test family of products and services.

            Repair and Exchange. Cyber-Test has offered board-level repair of technical products for more than 20 years, and offers service programs for equipment dealers, OEMs, extended warranty companies, retail outlets and end-users. The service programs include:

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

            o     large volume repair and refurbishment; and

            o     call center technical support.

            Cyber-Test's repair and exchange service is managed by a proprietary information system designed and developed by the management team of Cyber-Test with software-tracking that allows customers or the call center function (whether it is onsite at Cyber-Test's facilities or at the customer's facility) to track on a real-time basis the repair status of any given unit, including a date of return delivery to the end-user, while at the same time allowing Cyber-Test to manage the output volume and quality of the repair process. This software allows its clients to view their inventory, parts, parts used per unit, and the status of all equipment on a real-time basis via its secure website. Clients may also change priorities and accelerate orders directly from this proprietary, customized web portal. Repair work is principally performed for OEM's, retailers and TPAs under warranty programs.

            Parts and Sales. Cyber-Test stocks a line of parts, accessories, and consumables for its in-house repair needs and offers these parts for sale as well. Cyber-Test stocks over 30,000 parts for printers, facsimile machines, scanners, laptops, monitors and PDAs. Customer's can view a full listing of parts at Cyber-Test's website (in the ADVANCEX(TM) section) and, if any part is not in stock, it can usually be made available in one business day. Cyber-Test's unique parts ordering system affords the capability to search, order, and buy parts without an OEM part number, and its search feature will cross-reference to other OEMs or parts manufacturers that may fit the desired part.

            Further, Cyber-Test stocks an extensive inventory of new and refurbished equipment available for purchase. New equipment is backed with a full OEM warranty, and 90-day warranties are offered by Cyber-Test for refurbished units.

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

            Cyber-Test also offers an "Advance Exchange" program, known as ADVANCEX(TM), which provides same day service to its customers on all products Cyber-Test repairs. With the ADVANCEX(TM) program, Cyber-Test can ship an equivalent-to-new ("ETN") replacement product directly to the customer if phone support fails to correct the problem. The customer then returns the defective unit to Cyber-Test for repair and refurbishment and subsequent use for another customer. A special capability of Cyber-Test's proprietary system is that it allows the OEM to gather failure analysis and failure trends critical to the release of new products. This information is collected online while Cyber-Test is providing Level II and III technical support directly to the customer. Its telephone support achieves a current phone fix-rate of more than 50%, saving OEMs millions of dollars per year in unnecessary product exchange expenses. Cyber-Test has a same-day fulfillment up to 5:00 p.m. Eastern Time on all ADVANCEX(TM) products, and ships approximately 3,500 repaired units per month. The ADVANCEX(TM) program has resulted in decreased product returns and increased customer satisfaction.

Competition

            Cyber-Test's business is highly competitive in each area from which it derives revenue. It competes with some larger and numerous smaller companies that provide repair services for office equipment and computer peripheral products, that supply parts and consumables to end-users and other repair companies of such equipment and products, and with other sellers of new equipment and resellers of refurbished equipment and products.

            Competition within the office equipment and computer peripheral products service and repair industry is based on quality of service, depth of technical know-how, price, availability of parts, speed and accuracy of delivery, and the ability to tailor specific solutions to customer needs. In the U.S., there are hundreds of manufacturers of technical products of the type Cyber-Test repairs, hundreds of independent companies that repair products in a manner similar to Cyber-Test, as well as hundreds of companies that supply parts and components for use in repair, and thousands of independent service technicians that do on-site repair. In addition, there are thousands of companies that sell technical products that may need repair, and many of these do their own repair or service work.

            Many of Cyber-Test's competitors are larger in terms of revenue, customers and employees, and have greater financial and other resources than does Cyber-Test, such as Decision One, Depot America, DataTech America, and DEX.

            Cyber-Test also competes with OEMs and major retailers that do their own repair work, as well as large distribution and logistics companies such as United Parcel Service and Airborne Logistics.

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

            In 2002, we closed operations relating to SpectruCell, significantly reduced our expenses, and shifted to a holding company structure, as it became uncertain whether SpectruCell's development would ever be completed and brought to market in the U.S. On December 17, 2003, we formed SpectruCell, Inc., a wholly owned Delaware subsidiary, and transferred all of our rights in the SpectruCell technology to this subsidiary. SpectruCell, Inc. is presently inactive and the technology, to the best of our knowledge, has never been commercially developed and/or tested.

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

            On June 3, 2004, pursuant to the terms of an asset purchase agreement dated May 27, 2004, Encompass acquired 100% of the assets and core business of Cyber-Test, a Delaware corporation.

            On December 30, 2004, we acquired a controlling interest in Pacific Magtron International Corp. ("PMIC") PMIC engaged in the wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. On May 11, 2005, PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada.

            Due to the bankruptcy filing of PMIC and its subsidiaries on May 11, 2005, and as of that date, the Company was no longer able to exercise management control over PMIC's business operations. Consequently, as of June 30, 2005, the Company accounted for the investment in PMIC under the cost method of accounting. On June 23, 2005 PMIC ceased all business activities except those necessary to liquidate its remaining assets.

Employees

            As of June 30, 2006, the Company had 102 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

            The Company's principal executive office is located at 420 Lexington Avenue, Suite 2738, New York, New York 10170. The Company, through a lease agreement effective December 1, 2004 with Danson Partners, LLC, a party related to our chief executive officer, occupies a 499 square foot office facility having a monthly lease obligation of $1,478, as adjusted annually. Our lease agreement is on a month-to-month basis and is at fair market rental.

            The Company's core operating business, Cyber-Test is located at 448 Commerce Way, Longwood, Florida 32750. This 29,000 square foot office/warehouse facility has a one-year triple net lease that commenced on August 1, 2004 and ended on July 31, 2005, and provides for two one-year options at a monthly lease obligation of $13,900. Cyber-Test has exercised its options and extended its lease to July 31, 2007.

            The Company's principal operating unit, Encompass was located at 1600 California Circle, Milpitas, California 95035 until September 14, 2006, at which time it was relocated to our principal executive office at 420 Lexington Avenue, Suite 2738, New York, New York 10170.

ITEM 3. LEGAL PROCEEDINGS

            The Company has been, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2006, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows other than the proceedings described below.

            On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of our then majority-owned subsidiary Pacific Magtron International Corp. ("PMIC"), for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among us and Mr. Li and Ms. Lee. On December 8, 2005, defendants answered the complaint and asserted various defenses to the claims set forth therein.

            In January 2006, Theodore S. Li and Cynthia Lee brought suit against us and certain of our officers and directors in the California Superior Court, Santa Clara County. In the complaint, plaintiffs alleged, among other things, fraud, intentional misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code, violation of the Business of Professions Code of California, and defamation.

            In July, 2006, we, PMIC, Mr. Li, Ms. Lee and others entered into a Mutual Settlement Agreement and Release (the "Settlement Agreement") with respect to the settlement of the above litigation and other potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, and Wayne Danson, our Chief Executive Officer. PMIC's entry into the Settlement Agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of PMIC's Plan of Reorganization. Under PMIC's Plan of Reorganization, ACT contributed $50,000 on behalf of PMIC's stockholders to effectuate the plan of reorganization and a subsidiary of PMIC merged with an unrelated entity, Herborium, Inc. In connection with the merger, PMIC changed its name to Herborium Group, Inc. Upon closing of the merger, the Company paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. In addition, Li and Lee received certain shares of common stock of Herborium Group. If these shares do not have a value of $.10 or greater at the end of a 150 day lock-up period, the difference will be made up, at our option, by cash payments from us or delivery of additional 1,750,000 shares of Herborium/PMIC common stock which would otherwise be issued to our stockholders under PMIC's Plan of Reorganization. A special stock distribution of shares of Herborium Group will be made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock.

            A more detailed description of the terms of the Settlement Agreement is contained in our Current Report on Form 8-K filed with the SEC on August 16, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Price Range Of Common Stock

            Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC." As of September 15, 2006, there were 4,597,302,006 common shares issued and outstanding and approximately 509 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

            The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

                                   High Bid   Low Bid
                                   --------   -------
Fiscal Year 2006
Quarter Ended September 30, 2005    $ .0012   $ .0006
Quarter Ended December 31, 2005       .0011     .0003
Quarter Ended March 31, 2006          .0090     .0004
Quarter Ended June 30, 2006           .0022     .0010

Fiscal Year 2005
Quarter Ended September 30, 2004    $.00119   $ .0005
Quarter Ended December 31, 2004        .002    .00038
Quarter Ended March 31, 2005          .0015     .0009
Quarter Ended June 30, 2005           .0015     .0005

            Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

            We did not pay any dividends during fiscal 2006 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as our Board of Directors deems relevant.

Recent Sales Of Unregistered Securities

            On September 13, 2006, the Company sold a total of 340 shares of its Series A-1 Preferred Stock at $1,000 per share to executive officers, one employee and one outside investor.

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

            With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act"). These offerings may have qualified for other exemptions as well. In each instance, the purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, the Company had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D under the Securities Act, which information was based on representations received from such investors, and otherwise had the requisite sophistication to make an investment in the Company's securities.

Issuer Purchases of Equity Securities

            We did not make any purchases of equity securities during the fiscal year ended June 30, 2006.

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

            The Company operated in one business segment, the repair and refurbishment component of the reverse logistics industry, for the fiscal years ended June 30, 2006 and 2005. Since PMIC, a computer parts and accessory distributor, ceased its operations in fiscal 2005 and its results have been reclassified as discontinued operations, it has not been presented as a second business segment.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2006 TO THE FISCAL YEAR ENDED JUNE 30, 2005

FINANCIAL CONDITION

            We incurred a net loss of $574,000 and $736,000 for the years ended June 30, 2006 and 2005, respectively, and we had a working capital deficiency of $1,296,000 and $139,000 as of June 30, 2006 and 2005, respectively. Our consolidated current liabilities increased from $1,839,000 as of June 30, 2005 to $2,959,000 as of June 30, 2006. For the year ended June 30, 2006, we have funded our ongoing operations from working capital generated by Cyber-Test. However, these amounts have not been sufficient to fund all of our corporate overhead. Our ability to continue as a going concern is dependent upon achieving profitability and generating sufficient cash flows to meet our obligations as they come due.

            Our Equity Line of Credit facility with Cornell Capital Partners, L.P. was terminated in fiscal 2006. In April 2006, we engaged Janney Montgomery Scott, LLC, a Philadelphia-based investment banking firm to assist us in securing equity and debt financing for the purpose of providing us with funding for several contemplated acquisitions, retirement of certain debt and preferred stock, and adequate funding for increased working capital needs and additional acquisitions.

            Due to the legal matters relating to the PMIC bankruptcy, our legal and professional expenses increased from $477,000 for the fiscal year ended June 30, 2005 to $862,000 for the year ended June 30, 2006. Our consolidated selling, general and administrative expenses decreased from $3,849,000 for the year ended June 30, 2005 to $2,975,000 for the year ended June 30, 2006. The decrease was primarily due to certain non-recurring compensation expense and promotion expense incurred in the year ended June 30, 2005 but not in the current year.

            Cyber-Test, our core operating business unit, continued to experience increases in revenue and profitability in fiscal 2006. Cyber-Test's sales increased 21% from $7,521,000 for the fiscal year ended June 30, 2005 to $9,094,000 for the year ended June 30, 2006. Gross profit from Cyber-Test was 35% of sales in the fiscal years ended June 30, 2006 and 2005. Cyber-Test's operating results reflect, in part, management's successful efforts to increase sales, and control operating expenses.

            Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2006 and 2005 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of Results Of Operations

            The following table sets forth certain selected financial data as a percentage of sales for the years ended June 30, 2006 and 2005:

                                                               2006    2005
                                                              -----   -----
Net sales                                                     100.0%  100.0%
Cost of sales                                                  64.9    64.9
                                                              -----   -----
Gross profit                                                   35.1    35.1
Operating expenses                                             42.9    59.2
                                                              -----   -----
                                                               (7.8)  (24.1)
Other income (expenses)                                         1.6    30.1
                                                              -----   -----
Income (loss) from continuing operations                       (6.2)    6.0
Loss from discontinued operations, net of minority interest      --   (15.9)
                                                              -----   -----
Net loss                                                       (6.2)%  (9.9)%
                                                              =====   =====

Net Sales

            Net sales for the fiscal year ended June 30, 2006 amounted to $9,183,000 as compared to net sales of $7,522,000 for the fiscal year ended June 30, 2005, an increase of $1,661,000, or 22.1%. The increase in net sales in fiscal 2006 was primarily due to a shift in Cyber-Test's sales mix from its more traditional core work such as fax machines, printers and multifunction machines repair work to an increased volume of PDA, Blackberry and laptop repair work.

Cost of sales

            Our cost of sales totaled $5,959,000 for the fiscal year ended June 30, 2006 as compared to $4,879,000 for the fiscal year ended June 30, 2005 an increase of $1,080,000, or 22.1%. The increase in cost of sales for Cyber-Test was the result of a comparable increase in gross sales for the year ended June 30, 2006 as compared to 2005. Gross margin was 35.1% for the year ended June 30, 2006, compared to gross margin of 35.1% in 2005.

Operating Expenses

            Operating expenses for the fiscal years ended June 30, 2006 and 2005 were $3,935,000 and $4,450,000, respectively, representing a $515,000 decrease from the fiscal year ended June 30, 2005. The decrease was primarily attributable to a decrease in selling, general and administrative expenses of $873,000, partially offset by an increase of $385,000 in professional and consulting expenses as compared to the fiscal year ended June 30, 2005.

            Professional and consulting fees increased from $477,000 for the fiscal year ended June 30, 2005 to $862,000 for the fiscal year ended June 30, 2006. The increase of $385,000 in consolidated professional and consulting fees in fiscal 2006 was primarily due to the increase in legal fees associated with the PMIC bankruptcy and litigation.

            Other selling, general and administrative expenses decreased by $873,000 from $3,849,000 for the year ended June 30, 2005 to $2,975,000 for the year ended June 30, 2006. The net decrease was due to a decrease in compensation expense of $586,000, as well as a decrease in promotion expenses of $102,000. The decrease in compensation expense was primarily due to certain non-recurring charges for bonus and stock grants to employees, consultants and directors for the fiscal year ended June 30, 2005.

Other Income and Expenses

            Our other income was $137,000 for the fiscal year ended June 30, 2006 compared to $2,266,000 of income for the prior year. We settled litigation with two former PMIC's executives for a $325,000 cash payment in exchange for the cancellation of notes totaling $500,000, plus accrued interest, payable to the former PMIC's executives. We recorded a gain of $220,000 for this settlement in the year ended June 30, 2006. Net interest expense decreased by $23,000 to $83,000 for the fiscal year ended June 30, 2006 from $106,000 for the fiscal year ended June 30, 2005. This decrease was due to the reduction in interest-bearing debt in fiscal 2006 compared to fiscal 2005. During the fiscal year ended June 30, 2005, we realized $2.8 million of debt forgiveness gain resulting from the favorable judgment against our former CEO and related entities that allowed us to discharge these obligations. We also realized $385,000 of investment income from our partnership investment in Yorkville Advisors, which was offset, in part, by a $191,000 loss on redemption of our partnership interest. In addition, a one-time charge of $669,000 representing the complete write-off of our investment in PMIC was recorded in the year ended June 30, 2005.

Loss from Discontinued Operations, Net of minority Interest

            In fiscal 2005, we included PMIC's loss of $1,195,000 from operations, net of minority interest, for the period January 1, 2005 through May 11, 2005, the date PMIC filed petitions to reorganize its businesses under Chapter 11 of the U.S. Bankruptcy Code separately as a loss from discontinued operations. As of the May 11, 2005 bankruptcy filing, the Company was no longer able to exercise management control over PMIC's business operations. Consequently, as of June 30, 2005, the Company accounted for the investment in PMIC under the cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

            The Company incurred a net loss of $574,000 and $736,000 for the years ended June 30, 2006 and 2005, respectively. The Company had a working capital deficiency of $1,296,000 and $139,000 as of June 30, 2006 and 2005, respectively. Our consolidated current liabilities increased from $1,839,000 as of June 30, 2005 to $2,959,000 as of June 30, 2006. For the year ended June 30, 2006, we have funded our ongoing operations from working capital generated by Cyber-Test. However, these amounts have not been sufficient to fund all of our corporate overhead. The Company incurred a substantial amount of legal expenses during the year ended June 2006. Our professional and consulting fees increased from $477,000 for the year ended June 30, 2005 to $862,000 for the year ended June 30, 2006. We also incurred $302,000 of legal, accounting and consulting costs relating to the potential acquisition of certain targeted businesses for the year ended June 30, 2006. Consequently, during the fiscal year ended June 30, 2006 our current liabilities and working capital deficit greatly increased. Additionally, during fiscal 2006 the Company settled litigation with former PMIC executives for $325,000, which was paid, in full, on September 18, 2006 following the merger described in Item 3 herein.

            On September 13, 2006, we sold 340 shares of our Series A-1 Preferred Stock for proceeds of $340,000. A portion of these proceeds was used to pay the $325,000 to former PMIC executives. Our existing sources of liquidity, including cash resources and cash provided by operating activities will not provide us with sufficient resources to meet our present and the working capital and cash requirements for the next 12 months. Consequently, we are actively pursuing but have not yet secured a working capital facility to provide us with the necessary working capital over the next 12 months. The Company's ability to continue as a going concern is dependent upon achieving profitability and generating sufficient cash flows to meet its obligations as they come due, and obtaining additional equity or debt financing.

            We are pursuing additional capital and debt financing and acquisition of profitable businesses within our industry. Previously, we had financed our acquisitions and investments principally with short-term borrowings through our $30 million Equity Line of Credit with Cornell Capital Partners, L.P. ("Equity Line"). For the fiscal year ended June 30, 2006, we made no advances under the Equity Line prior to our termination of the Equity Line. In April 2006, we engaged Janney Montgomery Scott, LLC, a Philadelphia-based investment banking firm to assist us in securing an acquisition debt facility and/or long-term strategic equity investors, for the purpose of providing us with acquisition funds and funds for ongoing working capital needs and a planned recapitalization of our common and preferred stock. There can be no assurance that we will be able to obtain financing to meet working capital needs at suitable valuations or rates of interest, if at all. In addition, there is no guarantee that we will be able to secure financing to permit us to pursue strategic acquisitions and investments.

            Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2006 and 2005 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            We have total liabilities and contractual obligations of $2,974,000 as of June 30, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

                                            Contractual Obligations
                                ----------------------------------------------
                                   Total     1 Year or Less   More Than 1 Year
                                ----------   --------------   ----------------
Notes payable                   $  942,000     $  942,000          $    --
Capitalized lease obligations       39,000         24,000           15,000
                                ----------     ----------          -------
Total Contractual Obligations   $  981,000     $  966,000          $15,000
                                ==========     ==========          =======

Net Cash Provided By (Used In) Operating Activities

            Net cash provided by operating activities was $325,000 for the fiscal year ended June 30, 2006 compared to net cash used in operating activities of $876,000 for the year ended June 30, 2005. Cash provided by operating activities in the year ended June 30, 2006 was principally due to an increase in accounts payable and accrued expenses of $1,170,000, which was partially offset by the loss from continuing operations of $574,000 and a non-cash gain of $220,000 from a litigation settlement.

            Net cash used in operating activities was $876,000 for the fiscal year ended June 30, 2005. It was principally due to net income from continuing operations of $460,000, offset by a net non-cash gain of $1,563,000 attributable to non-cash charges for depreciation, amortization, stock issued for services loss on partnership redemption and the write off our investment in PMIC and non-cash gains from a litigation settlement and net partnership income share, and an increase in accounts payable and accrued expenses of $233,000.

Net Cash Provided By (Used In) Investing Activities

            Net cash used in investing activities of $336,000 for the fiscal year ended June 30, 2006 was attributable to deferred legal, accounting and consulting costs of $302,000 relating to several contemplated acquisitions of certain targeted businesses.

            Net cash provided from investing activities of $2,683,000 for the year ended June 30, 2005 was attributable to $2,689,000 of net cash distributions and redemption proceeds from our partnership investment, offset by fixed assets and investment securities purchases of $286,000.

Net Cash Provided By (Used In) Financing Activities

            Net cash used in financing activities of $69,000 for the fiscal year ended June 30, 2006 was attributable to principal payments of $104,000 on notes payable and capital leases, offset by proceeds of $35,000 from a note issued to our officer/executive.

            Net cash of $2,164,000 used in financing activities for the fiscal year ended June 30, 2005 was attributable to the repayment of our short-term and installment notes to Cornell Capital and others in the amount of $2,233,000, offset by proceeds of $70,000 from a capital lease.

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

We Have A History Of Losses, And May Incur Additional Losses

            We are a holding company with a limited history of operations. For the fiscal year ended 2006 and 2005, we incurred an overall net loss of $574,000 and $736,000, respectively. We cannot be sure that we will be profitable in future years.

We Will Need Additional Capital to Achieve Our Business Plans

            We are seeking capital to fund the transactions with our current acquisition candidates. Delay in obtaining this funding will delay or inhibit our progress in achieving our goals. We will likely require additional investment funds:

      o to seek out and find investment opportunities in high growth-potential companies; and,

      o to acquire the assets or stock of related companies in the reverse logistics arena.

            It is possible that we will be unable to obtain additional funding as and when we need it or on terms that are acceptable to us. If we are unable to obtain additional funding as and when needed, we could be forced to delay the progress of our business expansion plans.

We Need Additional Capital to Fund our Present Liabilities

            At June 30, 2006, we had a working capital deficit of $1,296,350. It is unlikely that Cyber-Test's operations will be able to produce sufficient excess working capital to fund this deficit in the next 12 months. Therefore, we will be required to raise additional debt or equity funds to pay our present liabilities. In the event we are not able to raise sufficient funds in connection with proposed acquisitions, we may not have any sources of capital available to pay these liabilities.

To Service Our Indebtedness, We Will Require A Significant Amount Of Cash; Our Ability To Generate Cash Depends On Many Factors Beyond Our Control

            Our ability to make payments on the indebtedness we intend to incur to fund acquisitions will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our projected level of operations after the acquisitions, we believe our cash flow from operations will be adequate to meet our debt service requirements. We cannot provide any assurances, however, that we will have sufficient cash flow to fund our debt service and other liquidity needs. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot make any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot make any assurances that any such actions, if necessary, could be effected on commercially reasonable terms, or at all.

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

We Have A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2006 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

            We had a working capital deficit of $1,296,350 as of June 30, 2006, which means that our current liabilities exceeded our current assets by $1,296,350. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2006 were not sufficient to satisfy all of our current liabilities on that date.

Our Independent Auditors Have Added A Going Concern Opinion To Our Financial Statements, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

            Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2006 and 2005 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Could Fail To Attract Or Retain Key Personnel

            Our success largely depends on the efforts and abilities of key executives, including Mr. Wayne Danson, our President and Chief Executive Officer, Mr. Steven Miller, our Chief Operating Officer, Mr. John Donahue, our Chief Financial Officer and Ms. Lisa Welton, our President and Chief Executive Officer of Cyber-Test. The loss of the services of these key executives could materially adversely affect our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management's attention away from operational issues. We maintain a $2,000,000 key-man life insurance policy for each of Mr. Danson and Ms. Welton, and will do so for Mr. Miller and Mr. Donahue.

Risks Related To Our Stock

The Future Conversion Of Our Outstanding Series A And B Convertible Preferred Stock Will Cause Dilution To Our Existing Shareholders, Which Means That Our Per Share Income And Stock Price Could Decline

            The issuance of shares upon any future conversion of the outstanding Series A Convertible Preferred Stock and B Convertible Preferred Stock will have a dilutive impact on our stockholders. As of June 30, 2006, we have $3,645,000 of outstanding shares of Series A Convertible Preferred Stock and B Convertible Preferred Stock that are convertible into shares of our common stock. Both the Series A Convertible Preferred Stock and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price is equal to or greater than $.01 per share at the time of conversion, the Series A Convertible Preferred Stock and B Convertible Preferred Stock would be convertible into an aggregate of 364,500,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 364,500,000. If such conversions had taken place at $0.001, our recent stock price, then holders of our Series A Convertible Preferred Stock and B Convertible Preferred Stock would have received 3,645,000,000 shares of our common stock. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline.

The Conversion Of Our Series A Convertible Preferred Stock Could Cause A Change Of Control

            The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. Cornell Capital Partners, L.P. holds $2,170,000 of our Series A Convertible Preferred Stock, which if converted at current prices would result in the issuance of up to 2,170,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own approximately 9% of our then outstanding shares of Common Stock, computed based on 5,000,000,000 shares that are currently authorized to be issued. In such event, Cornell Capital Partners, L.P. would be a major shareholder and might be able to exercise control of us by electing directors and increasing the number of authorized shares of common stock that we could issue or otherwise.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On January 9, 2006, we terminated our relationship with Weinberg & Co., P.A. ("Weinberg") as the auditor for Advanced Communications Technologies, Inc. Effective January 11, 2006, we engaged Berenson LLP ("Berenson") to serve as the independent public accountants to audit our consolidated financial statements for the fiscal year ending June 30, 2006.

            Weinberg's reports on our consolidated financial statements for the fiscal years ended June 30, 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Weinberg's reports on our consolidated financial statements for the fiscal years ended June 30, 2004 and 2005 did contain a modification paragraph that expressed their substantial doubt about our ability to continue as a going concern.

            During our past two fiscal years and the interim period through January 9, 2006, we had no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report. During our past two fiscal years and the interim period through January 9, 2006, Weinberg did not advise us of any of the matters specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

            During our fiscal years ended June 30, 2004 and June 30, 2005, and the interim period through January 11, 2006, we had no consultations with Berenson concerning:

            (a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on our financial statements as to which we received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or

            (b) any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-B.

            The termination of Weinberg and appointment of Berenson as independent public accountants was recommended by our Audit Committee and was unanimously approved by our Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

            As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 240.13a-15(e) or 240.15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the June 30, 2006 fiscal year, our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports that are filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

            There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            Our directors and executive officers are as follows:

Name and Address                Age   Position
-----------------------------   ---   --------------------------------------
Wayne I. Danson                 53    President, Chief Executive Officer
420 Lexington Avenue                    and Director
New York, NY 10170

Steven J. Miller                48    Chief Operating Officer
420 Lexington Avenue                  (effective September 25, 2006)
New York, NY 10170

John E. Donahue                 57    Vice President and Chief Financial Officer
420 Lexington Avenue                  (effective September 25, 2006)
New York, NY 10170

Dr. Michael Finch               58    Director
37 Walnut Street
Wellesley, MA 02481

Jonathan J. Lichtman            54    Secretary and Director
120 Palmetto Park Road
Boca Raton, FL 33432

Martin Nielson                  54    Senior Vice President-Acquisitions and
420 Lexington Avenue                    Director
New York, NY 10170                    (Resigned on July 19, 2006)

Randall Prouty                  54    Director
420 Lexington Avenue
New York, NY 10170

Wilbank J. Roche                60    Director
520 South Sepulveda Boulevard
Los Angeles, CA 90049

            The directors named above, except for Martin Nielson, will serve until the next annual meeting of our shareholders or until their successors shall be elected and accept their positions.

            Wayne I. Danson, President, Chief Executive Officer, and Director. Mr. Danson has served as our Chief Financial Officer since December 1, 1999, as a Director since January 3, 2000, as President since April 30, 2002, and was appointed Chief Executive Officer on June 7, 2005. Mr. Danson also serves as Chief Executive Officer and Chairman of the Board of Encompass. Mr. Danson has served as an officer and director of certain subsidiaries of Pacific Magtron International Corporation, Inc. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was Managing Director of PricewaterhouseCoopers LLP's Real Estate Capital Markets Group. Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal's National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

            Steven J. Miller, Chief Operating Officer. Mr. Miller has served as our Chief Operating Officer since September 25, 2006. For the past ten years Mr. Miller served as Senior Director of Service Operations for N.E.W. Customer Service Companies, Inc., the nation's largest privately held third party administrator/reinsurer providing warranty policies for consumer electronic goods. There, Mr. Miller built and managed the team that developed new service offerings and currently delivers more than 3 million service events per year, representing $400 million in claims payments. Prior to this, he was the Director of North American Service Operations with Sharp Electronics with responsibility for all North American parts distribution, board level repairs and product refurbishment operations at Sharp's headquarters in Romeoville, IL. Previously, for ten years he was responsible for shop and field service as well as parts inventory and parts sales for several large-market locations for General Electric/RCA, where he was Area Manager for GE Consumer Services. Mr. Miller is currently a Board Member of NESDA (National Servicing Dealers Association of America). He earned his Bachelor's Degree in Business Administration from The Detroit Institute of Technology.

            John E. Donahue, Vice President and Chief Financial Officer. Mr. Donahue has served as our Chief Financial Officer since September 25, 2006. Mr. Donahue served as Vice President and Chief Financial Officer of Online Benefits Inc., (a privately held HR solutions firm that provides internet based applications for administering, communicating and presenting HR related information and data) from August 1999 until joining us. Prior to that, Mr. Donahue served as an Executive Vice President and Chief Financial Officer of Lead America, a marketer of insurance products to customers of financial institutions, Managing Director of Oxbridge Incorporated, a boutique investment banking firm, Chief Financial Officer at Mast Resources Inc., a merchant bank, and Chief Financial Officer at Catalyst Energy Corp., a NYSE-listed independent power producer. Mr. Donahue was with Price Waterhouse from September 1972 to March 1985, including serving as a Senior Audit Manager. He holds a B.A. in Economics from Holy Cross College and an MBA from Rutgers University.

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

Meetings And Committees Of The Board Of Directors

            Our business affairs are managed under the direction of the Board of Directors. During the fiscal year ended June 30, 2006, our Board of Directors held two (2) meetings and took action by written consent three (3) times. During the fiscal year ended June 30, 2006, all of the directors attended all of the Board of Directors meetings that were held.

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

Corporate Governance

            In April 2004, we established a Code of Business Conduct and Ethics (the "Code"), applicable to all of our employees, including our principal executive, accounting and financial officers, which states that we are committed to the highest standards of legal and ethical conduct. This Code sets forth our policies with respect to the way we conduct ourselves individually and operate our business. The provisions of this Code are designed to deter wrongdoing and to promote honest and ethical conduct among our employees, officers and directors. The Code is incorporated by reference to Exhibit 14.1 to the Company's Form 10-KSB filed with the SEC on November 3, 2004. We will satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, any provision of our Code by posting such information on our corporate website. We will provide a copy of the Code, without charge, upon request. You may request a copy of the Code by writing to the Company's corporate office located at 420 Lexington Avenue, Suite 2739, New York, NY 10170.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange requires that our directors and executive officers and any persons who own more than ten percent of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors and executive officers during the fiscal year ended June 30, 2006 were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table shows all cash compensation accrued and/or paid by us to our two executive officers, as well as certain other compensation paid or accrued, for the fiscal years ended June 30, 2006, 2005 and 2004. Mr. Nielson became an executive officer in June 2004. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

                                                                                Long-Term Compensation
                                                                    ----------------------------------------------
                                        Annual Compensation                 Awards          Payouts
                                 --------------------------------   ---------------------   -------
                                                        Other       Restricted                             All
                                                        Annual         Stock     Options/     LTIP        Other
                                  Salary    Bonus    Compensation    Award(s)      SARs     Payouts   Compensation
Name and                         -------   -------   ------------   ----------   --------   -------   ------------
Principal Position        Year     ($)       ($)          ($)           ($)         (#)       ($)          ($)
-----------------------   ----   -------   -------   ------------   ----------   --------   -------   ------------
Wayne I. Danson,          2006   125,794        --      9,884(2)           --
President, CEO            2005   215,000   125,000     22,476(2)      140,000       --         --          --
                          2004   150,000        --      9,122(1)           --       --         --          --

Martin Nielson,           2006   175,000        --         --              --
Sr. VP-Acquisitions(3)    2005   225,000    15,000         --         125,000(4)    --         --          --
                          2004    16,667    15,000         --              --       --         --          --

----------
(1) Represents reimbursement of out-of-pocket expenses, net of a $35,000 write-off, received by Mr. Danson through Danson Partners, LLC, an entity owned and operated by Mr. Danson.

(2)   Represents reimbursement of out-of-pocket expenses.

(3)   Mr. Nielson resigned on July 19, 2006.

(4) Represents 12,500,000 shares of common stock valued at $.01 per share earned by Mr. Nielson pursuant to the deferred compensation provision of his June 24, 2004 employment contract, as amended.

            Mr. Danson's compensation is paid pursuant to a Services Agreement among Mr. Danson, Danson Partners, LLC and the Company. As described below under "Employment Agreements," an annual base fee of $250,000 is payable under the Services Agreement. During the fiscal year ended June 30, 2006, Mr. Danson and Danson Partners. LLC deferred payment of $124,206 in fees. This amount has been accrued on the Company's consolidated balance sheet as of June 30, 2006. Mr. Danson and Danson Partners, LLC have continued to defer all fees through the date of filing of this Report.

            We have no stock options, SAR or other bonus arrangements for our employees and/or directors. During the fiscal year ended June 30, 2006, all decisions concerning executive compensation were made by our Compensation Committee.

Employment Agreements

            John E. Donahue and Steven J. Miller

            On September 25, 2006, Advanced Communications Technologies, Inc. (the "Company") entered into employment agreements with John E. Donahue and Steven J. Miller pursuant to which Mr. Donahue will serve as the Company's Chief Financial Officer and Mr. Miller will serve as the Company's Chief Operating Officer. On that date, Mr. Donahue was also appointed the Company's Assistant Secretary. Mr. Donahue replaces Wayne I. Danson, who has served as the Company's Chief Financial Officer since December 1999. Mr. Danson will continue as the Company's President and Chief Executive Officer.

            Under these employment agreements, Mr. Donahue will receive a base salary of $250,000 in the first and second years of employment and a base salary of $275,000 in the optional year, if the Company exercises its option. Mr. Miller will receive a base salary of $175,000 in the first year of employment, $200,000 in the second year and $225,000 in the optional year, if the Company exercises its option. The remaining terms of the employment agreements of Mr. Donahue and Mr. Miller are identical and are as follows:

            o Each employment agreement is effective as of September 25, 2006 and expires on the second anniversary thereof unless terminated earlier in accordance with its terms. The Company has the option to retain each executive for an additional one-year period.

            o At the request of the Company's Board of Directors, each executive will serve as a director or officer of any subsidiary of the Company without additional compensation.

            o Each executive has received an award of 50,000,000 restricted shares of common stock, no par value, of the Company, priced at the closing price per share as of the date of grant, of which (i) 10,000,000 shares shall be vested immediately upon September 25, 2006, (ii) 15,000,000 shares will fully vest on September 26, 2007, and (iii) 25,000,000 shares will fully vest on September 26, 2008; provided, as to each vesting traunche, that the executive is then employed by the Company; and provided further that the number of such shares shall be adjusted accordingly for stock splits, reverse stock splits and other recapitalizations effected by the Company.

            o For each fiscal year or portion thereof during the term of each employment agreement, the Company may pay to each executive an annual performance bonus, in cash, options to purchase shares of common stock and/or restricted shares of common stock, in an amount determined at the sole discretion of the Compensation Committee. In addition, the Company may grant cash bonuses, options to purchase shares of common stock and/or restricted shares of common stock to each executive, with a vesting schedule and other terms established by the Compensation Committee, in its sole discretion.

            o The Company is obligated to provide a $1,000,000 term life insurance policy on each executive and to insure each executive under a $2,000,000 key man life insurance policy.

            o Each employment agreement contains restrictive covenants prohibiting the executive from competing with the Company or soliciting the Company's employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

            o The Company may terminate each employment agreement for "cause" as defined therein or in the event that the respective executive becomes "Permanently Disabled" as defined therein. Each executive may terminate his agreement for "Good Reason" as defined therein. Each employment agreement automatically terminates upon the respective executive's death.

            o In the event that the Company terminates the executive's employment without cause, the Company will pay to the executive (i) any accrued base salary and reimbursement for business expenses incurred prior to the termination date and any accrued unpaid bonus for the current and prior fiscal years (the "Accrued Payments") and (ii) a severance payment equal to the additional amount of base salary which would have been payable to the executive during the six-month period immediately following the termination date (the "Severance Payment"), which Severance Payment will be payable in cash to the executive in a lump sum no later than 30 days after the termination date; notwithstanding the foregoing, if such Severance Payment exceeds the exempt amount under Section 409A of the Internal Revenue Code (the "Code") for an involuntary separation pay arrangement, any amount in excess of the exempt amount for involuntary separation pay arrangements will be paid to the executive in a lump sum on the first business day of the seventh month following the termination date. If it is determined that the payment of the amount in excess of the exempt amount in this manner nonetheless violates Code Section 409A, then such provision shall be deemed void and all such Severance Payments will be paid to the executive in a lump sum on the first business day of the seventh month following the termination date.

            o In the event that the executive terminates the employment agreement for Good Reason, the Company will pay the executive the Accrued Payments and the Severance Payments in a lump-sum on the first business day of the seventh month following the termination date.

            o In the event that (i) within three months prior to a "Change in Control" (as defined in the employment agreement), the Company terminates the agreement without cause (including the Company's refusal or failure to exercise the option period), or (ii) within three months prior to, or twelve months following a Change in Control, the executive terminates the agreement with Good Reason due to (a) a reduction in base salary or (b) the Company is a party to a merger or consolidation in which it is not the surviving entity, and the surviving or new entity does not undertake to assume and perform the Company's obligations under the agreement, the Severance Payment will be increased to an amount which, when added to the base salary paid to the executive from the date of Change of Control to the termination date, if any, equals 299% of the amount of base salary which would have been payable to the executive during the twelve-month period immediately following the termination date (the "Change in Control Benefit"). In addition, upon such a termination, all unvested stock options or stock awards held by the executive shall immediately become accelerated and vested. Any payment due in the foregoing events shall be paid in a lump sum on the first business day of the seventh month following the last to occur of the termination or Change in Control.

            o In the event that within twelve months following a Change in Control, the Company terminates the employment agreement without cause (including the Company's refusal or failure to exercise the option period), the Severance Payment shall be increased to an amount which equals the Change in Control Benefit. Any payment due in such event will be paid in a lump sum no later than 30 days following the termination. In addition, upon such a termination, all unvested stock options or stock awards held by the executive shall immediately become accelerated and vested.

            Danson Services Agreement

            On June 7, 2005, the Company entered into a Services Agreement (the "Services Agreement") with Wayne I. Danson and Danson Partners, LLC, a limited liability company of which Mr. Danson is a principal ("DPL").

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

            On June 24, 2004 the Company entered into a two-year employment agreement, as amended effective June 1, 2005, with Mr. Martin Nielson, our former Senior Vice President, Acquisitions. Mr. Nielson's employment contract expired by its terms on June 23, 2006. Under the terms of the employment agreement Mr. Nielson was entitled to earn up to 50,000,000 shares of our restricted stock valued at $.01 per share to vest over a two year period. On July 1, 2005, 12,500,000 shares of restricted common stock vested and were issued to Mr. Nielson. Under the terms of a general release and settlement agreement with Mr. Nielson entered into on July 19, 2006, the unvested portion of the common stock grant or 37,500,000 shares valued at $375,000 was forfeited by Mr. Nielson.

Compensation Of Directors

            Our directors did not receive any cash or stock compensation for their services as a director in fiscal 2006, but were reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director. Each of the independent directors is entitled to $25,000 in cash compensation, payable $6,250 per quarter of services rendered. In fiscal 2006, our independent directors did not receive any cash compensation from the Company. In fiscal 2005, each of the independent directors received $18,750 in cash compensation, payable $6,250 per quarter of service. Messer. Prouty received an additional $5,000 for serving as Chairman of the Compensation Committee. As of June 30, 2006, each independent director is owed $31,250, or $125,000 in the aggregate, for director services rendered for the year ended June 30, 2006 and for the three months ended June 30, 2005. On June 29, 2005, each independent director received 75,000,000 shares of common stock having a value of $52,500 as compensation for prior services rendered. The stock grants were made under the Company's 2005 Stock Plan. Each independent director entered into a Lock-Up Agreement with the Company with respect to such stock grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table contains information about the beneficial ownership of our common stock as of September 15, 2006 for:

            o any person, who at June 30, 2006 owned more than five percent (5%) of our common stock;

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

            Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 4,597,302,006 shares of common stock outstanding as of September 15, 2006.

                                                      Common Stock
                                                   Beneficially Owned
                                             -----------------------------
Name/Title                                       Number        Percent (1)
------------------------------------------   -------------     -----------
Wayne I. Danson, President, CEO & Director     210,158,832(2)       4.57%
John E. Donahue, VP & Chief Financial
  Officer                                                0(5)      00.00%
Steven J. Miller, Chief Operating Officer                0(5)      00.00%
Jonathan J. Lichtman, Secretary & Director     105,710,334(3)       2.30%
Dr. Michael Finch, Director                     75,591,334          1.64%
Randall Prouty, Director                        88,527,080          1.93%
Wilbank Roche, Director                         93,507,143          2.03%
David G. Boshart                               532,585,003(4)      11.58%
                                             -------------        ------
  Total                                      1,106,079,726        24.06.%
                                             =============        ======
All Executive Officers and Directors as a
  Group (7) persons)                           573,494,723         12.47%
                                             =============        ======

----------
(1) Percentage of outstanding shares is based on 4,597,302,006 shares of common stock outstanding as of September 15, 2006, together with shares deemed beneficially owned by each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Includes 39,808,832 shares beneficially owned by Mr. Danson's affiliated entity and spouse. Includes 31,500,000 shares held by Mr. Danson's adult children. Mr. Danson has no beneficial ownership in these shares.

(3) Excludes 396,666 shares held by various family trusts. Mr. Lichtman has no beneficial ownership in these shares.

(4) Includes shares owned in trust for Mr. Boshart's adult child and shares held by tenants in common with Mr. Boshart's brother and sister.

(5) On September 27, 2006 pursuant to their employment contracts, Messrs. Donahue and Miller were each issued 10,000,000 shares of restricted common stock.

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

Existing Stock Compensation Plans

            The following table sets forth information as of June 30, 2006 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

                                                                                               Number of securities
                                                                                              remaining available for
                                         Number of securities to be     Weighted-average       future issuance under
                                           issued upon exercise of      exercise price of    equity compensation plans
                                            outstanding options,      outstanding options,     (excluding securities
             Plan Category                   warrants and rights       warrants and rights   reflected in column (a))
--------------------------------------   --------------------------   --------------------   -------------------------
                                                     (a)                       (b)                      (c)
Equity compensation plans approved by
  security holders                                    0                         0                             0
Equity compensation plans not approved
  by security holders (1)                             0                         0                   200,000,000(2)
                                                    ---                       ---                   -----------
Total                                                 0                         0                   200,000,000
                                                    ===                       ===                   ===========

----------
(1) Pursuant to the terms of Mr. Nielson's employment agreement, Mr. Nielson is entitled to receive 50,000,000 shares of the Company's restricted common stock, priced at $.01 per share, of which (i) 12,500,000 shares vested on July 1, 2005; and (ii) 37,500,000 shares would fully vest on July 1, 2006, provided that Mr. Nielson was then employed by the Company. The 12,500,000 shares were issued to Mr. Nielson on July 1, 2005. The employment contract with Mr. Nielson expired on June 23, 2006 and the unvested 37,500,000 shares were forfeited. The terms of Mr. Nielson's employment agreement are discussed in more detail under Part III - Item
      10. Executive Compensation - Employment Agreements.

(2) Pursuant to the Company's 2005 Stock Plan, 200,000,000 shares of the Company's common stock remain available for issuance as incentive stock options or as nonqualified stock options. A description of the 2005 Stock Plan is set forth in Note 12(E) of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Jonathan J. Lichtman, Secretary and a director of the Company, is a partner at Levinson & Lichtman, LLP, a law firm in Boca Raton, FL that the Company retained to provide legal services during fiscal years 2006 and 2005. The Company paid Levinson & Lichtman, LLP, $1,538 and $45,705 in fiscal 2006 and 2005, respectively, for legal services rendered. As of June 30, 2006, the Company had no amounts owed to Levinson & Lichtman, LLP.

            Wilbank Roche, a director of the Company, is a partner at Roche & Holt, a law firm in Los Angeles, CA that the Company retained to provide legal services during fiscal years 2006 and 2005. The Company paid Roche & Holt $2,513 and $31,177 during fiscal 2006 and 2005, respectively, for legal services rendered. As of June 30, 2006, the Company owed $1,100 to Roche & Holt.

            During the fiscal year ended June 30, 2005, the Company paid Mr. Prouty $20,073 in cash for past services rendered. There was no payment made to Mr. Prouty in fiscal 2006. As of June 30, 2006, the Company had no amounts owed to Mr. Prouty.

            The Company, through a license agreement effective December 1, 2004 with Danson Partners, LLC ("DPL"), a party related to our chief executive officer, occupies a 499 square foot office facility at 420 Lexington Avenue, New York, NY 10170, having a monthly lease obligation of $1,478, as adjusted annually. The Company's license agreement is on a month-to-month basis and is at fair market rental. Under the Danson Service Agreement, the Company paid $135,678 in fiscal 2006 to DPL for the services and expenses of Mr. Danson. As of June 30, 2006, the Company owed DPL $257,617 for services and reimbursable expenses.

            On April 24, 2006, the Company issued an unsecured promissory note to Mr. Wayne Danson, our Chief Executive Officer, for proceeds of $35,000. The note bears interest at 10% per annum. Payments of principal and accrued interest are due on October 24, 2006.

ITEM 13. EXHIBITS

Exhibit No.   Description                       Location (1)
-----------   -------------------------------   -------------------------------
2.1           Asset Purchase Agreement dated    Incorporated by reference to
              May 27, 2004, by and between      Exhibit 10.1 to the Company's
              Cyber-Test, Inc., a Delaware      Form 8-K filed with the SEC on
              corporation, and Cyber-Test,      June 18, 2004
              Inc., a Florida corporation.

2.2           Stock Purchase Agreement, dated   Incorporated by reference to
              as of December 10, 2004, among    Exhibit 2.14.1 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc., Theodore S.   December 14, 2004
              Li and Hui Cynthia Lee.

3(I)(a)       Articles of Incorporation of      Incorporated by reference to
              Media Forum International, Inc.   Exhibit 2.1 to the Company's
                                                Form S-8 filed with the SEC on
                                                February 9, 2000

3(I)(b)       Second Amendment to Articles of   Incorporated by reference to
              Incorporation of Telenetworx,     Exhibit 2.2 to the Company's
              Inc.                              Form S-8 filed with the SEC on
                                                February 9, 2000

3(I)(c)       Third Amendment to Articles of    Incorporated by reference to
              Incorporation of Media Forum      Exhibit 2.3 to the Company's
              International, Inc.               Form S-8 filed with the SEC on
                                                February 9, 2000

3(I)(d)       Fourth Amendment to Articles of   Incorporated by reference to
              Incorporation                     Exhibit 2.7 to the Form SB-2
                                                filed with the SEC on March 5,
                                                2002

3(I)(e)       Fifth Amendment to Articles of    Incorporated by reference to
              Incorporation                     Exhibit 2.8 to the Form SB-2
                                                filed with the SEC on July 16,
                                                2003

3(I)(f)       Sixth Amendment to Articles of    Incorporated by reference to
              Incorporation                     Exhibit 3.1.6 the Company's
                                                Form 10-KSB filed with the SEC
                                                on November 3, 2004

3(I)(g)       Seventh Amendment to Articles     Incorporated by reference to
              of Incorporation                  Exhibit 3.1.7 the Company's
                                                Form 10-KSB filed with the SEC
                                                on November 3, 2004

3(I)(h)       Eighth Amendment to Articles of   Incorporated by reference to
              Incorporation                     Exhibit 3.1 to the Company's
                                                Form 8-K filed with the SEC on
                                                September 19, 2006

3(II)         Bylaws of the Company             Incorporated by reference to
                                                Exhibit 2.4 to the Company's
                                                Form S-8 filed with the SEC on
                                                February 9, 2000

4.1           6% Secured Convertible            Incorporated by reference to
              Promissory Note, dated December   Exhibit 10.1 to the Company's
              30, 2004, issued to Theodore S.   Form 8-K filed with the SEC on
              Li.                               January 5, 2005

4.2           6% Secured Convertible            Incorporated by reference to
              Promissory Note, dated December   Exhibit 10.2 to the Company's
              30, 2004, issued to Hui Cynthia   Form 8-K filed with the SEC on
              Lee.                              January 5, 2005

4.3           Secured Convertible Debenture     Incorporated by reference to
                                                Exhibit 10.21 to the Company's
                                                Form 10-KSB filed with the SEC
                                                on December 6, 2002

4.4           Securities Purchase Agreement,    Incorporated by reference to
              dated November 2002, by and       Exhibit 10.19 to the Company's
              among Advanced Communications     Form 10-KSB filed with the SEC
              Technologies, Inc. and Buyers.    on December 6, 2002

4.5           Investor Registration Rights      Incorporated by reference to
              Agreement, dated November 2002,   Exhibit 10.20 to the Company's
              by and among Advanced             Form 10-KSB filed with the SEC
              Communications Technologies,      on December 6, 2002
              Inc. and Investors.

4.6           Escrow Agreement, dated           Incorporated by reference to
              November 2002, by and among       Exhibit 10.22 to the Company's
              Advanced Communications           Form 10-KSB filed with the SEC
              Technologies, Inc., Buyers, and   on December 6, 2002
              Wachovia Bank, N.A.

4.7           Irrevocable Transfer Agent        Incorporated by reference to
              Instructions, dated November      Exhibit 10.23 to the Company's
              2002                              Form 10-KSB filed with the SEC
                                                on December 6, 2002

4.8           Security Agreement, dated         Incorporated by reference to
              November 2002, by and among       Exhibit 10.24 to the Company's
              Advanced Communications           Form 10-KSB filed with the SEC
              Technologies, Inc. and Buyers     on December 6, 2002

4.9           6% Senior Unsecured Promissory    Incorporated by reference to
              Note, in the original principal   Exhibit 10.2 to the Company's
              amount of $547,000 issued on      Form 8-K filed with the SEC on
              June 3, 2004 by Cyber-Test,       June 18, 2004
              Inc., a Delaware corporation,
              in favor of Cyber-Test, Inc., a
              Florida corporation.

4.10          Escrow Agreement, dated June 3,   Incorporated by reference to
              2004, by and between              Exhibit 10.3 to the Company's
              Cyber-Test, Inc., a Delaware      Form 8-K filed with the SEC on
              corporation, and Cyber-Test,      June 18, 2004
              Inc., a Florida corporation.

4.11          Amendment No. 1 to 6% Unsecured   Incorporated by reference to
              Promissory Note dated August      Exhibit 10.35 to the Company's
              10, 2004.                         Form 10-KSB filed with the SEC
                                                on November 3, 2004

4.12          Form of Exchange Agreement,       Incorporated by reference to
              dated June 24, 2004, by and       Exhibit 10.40 to the Company's
              among Advanced Communications     Form 10-KSB filed with the SEC
              Technologies, Inc. and certain    on November 3, 2004
              debenture holders of Hy-Tech
              Technology Group, Inc.

4.13          Escrow Agreement dated May 28,    Incorporated by reference to
              2004 by and among Advanced        Exhibit 10.42 to the Company's
              Communications Technologies,      Form 10-KSB filed with the SEC
              Inc., Buyers and Butler           on November 3, 2004
              Gonzalez, LLP, Escrow Agent.

4.14          Investment Agreement dated May    Incorporated by reference to
              28, 2004 by and between           Exhibit 10.43 to the Company's
              Advanced Communications           Form 10-KSB filed with the SEC
              Technologies, Inc. and Cornell    on November 3, 2004
              Capital Partners, LP.

4.15          Registration Rights Agreement     Incorporated by reference to
              dated May 28, 2004 by and         Exhibit 10.44 to the Company's
              between Advanced Communications   Form 10-KSB filed with the SEC
              Technologies, Inc. and Cornell    on November 3, 2004
              Capital Partners, LP.

4.16          Investment Agreement dated        Incorporated by reference to
              September 8, 2006 by and          Exhibit 4.1 to the Company's
              between Advanced Communications   Form 8-K filed with the SEC on
              Technologies, Inc. and the        September 19, 2006
              Series A-1 Preferred
              Stockholders

10.1          Custodial and Stock Pledge        Incorporated by reference to
              Agreement, dated December 30,     Exhibit 10.3 to the Company's
              2004, among Advanced              Form 8-K filed with the SEC on
              Communications Technologies,      January 5, 2005
              Inc., Theodore S. Li and Hui
              Cynthia Lee, and Quarles &
              Brady Streich Lang LLP.

10.2          Employment Agreement, dated       Incorporated by reference to
              December 30, 2004, among          Exhibit 10.4 to the Company's
              Pacific Magtron International     Form 8-K filed with the SEC on
              Corporation, Inc., Advanced       January 5, 2005
              Communications Technologies,
              Inc., Encompass Group
              Affiliates, Inc., and Theodore
              S. Li.

10.3          Employment Agreement, dated       Incorporated by reference to
              December 30, 2004, among          Exhibit 10.5 to the Company's
              Pacific Magtron International     Form 8-K filed with the SEC on
              Corporation, Inc., Advanced       January 5, 2005
              Communications Technologies,
              Inc., Encompass Group
              Affiliates, Inc., and Hui
              Cynthia Lee

10.4          Indemnity Agreement, dated        Incorporated by reference to
              December 30, 2004, among          Exhibit 10.6 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc., Theodore S.   January 5, 2005
              Li and Hui Cynthia Lee.

10.5*         Form of Grant Instrument under    Incorporated by reference to
              Advanced Communications           Exhibit 10.1 to the Company's
              Technologies, Inc. 2005 Stock     Form 8-K filed with the SEC on
              Plan for Non-Employee Director.   July 6, 2005

10.6*         Form of Lock-Up Agreement for     Incorporated by reference to
              Executive Officer/Director of     Exhibit 10.2 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc.                July 6, 2005

10.7*         Form of Grant Instrument under    Incorporated by reference to
              Advanced Communications           Exhibit 10.3 to the Company's
              Technologies, Inc. 2005 Stock     Form 8-K filed with the SEC on
              Plan for Executive                July 6, 2006
              Officer/Employee.

10.8*         Services Agreement entered into   Incorporated by reference to
              on June 7, 2005 by and among      Exhibit 10.1 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc., Wayne I.      July 13, 2005
              Danson and Danson Partners,
              LLC.

10.9          Equity Line of Credit Agreement   Incorporated by reference to
              dated July 2003, by and between   Exhibit 10.13 to the Company's
              Cornell Capital Partners, LP      Form SB-2 filed with the SEC on
              and Advanced Communications       July 16, 2003
              Technologies, Inc.

10.10         Registration Rights Agreement     Incorporated by reference to
              dated July 2003, by and between   Exhibit 10.14 to the Company's
              Advanced Communications           Form SB-2 filed with the SEC on
              Technologies, Inc. and Cornell    July 16, 2003
              Capital Partners, LP.

10.11         Placement Agent Agreement dated   Incorporated by reference to
              July 2003, by and between         Exhibit 10.15 to the Company's
              Advanced Communications           Form SB-2 filed with the SEC on
              Technologies, Inc. and Westrock   July 16, 2003
              Advisors, Inc.

10.12         Escrow Agreement dated July       Incorporated by reference to
              2003, by and among Advanced       Exhibit 10.16 to the Company's
              Communications Technologies,      Form SB-2 filed with the SEC on
              Inc., Cornell Capital Partners,   July 16, 2003
              LP, Butler Gonzalez LLP and
              First Union National Bank.

10.13         Consulting Agreement dated July   Incorporated by reference to
              1, 2002 between Advanced          Exhibit 10.26 to the Company's
              Communications Technologies,      Form 10-KSB/A filed on February
              Inc. and Randall H. Prouty.       7, 2003

10.14         NonCompetition Agreement, dated   Incorporated by reference to
              June 3, 2004, by and among        Exhibit 10.4 to the Company's
              Cyber-Test, Inc., a Delaware      Form 8-K filed with the SEC on
              corporation, Cyber-Test, Inc.,    June 18, 2004
              a Florida corporation, and the
              shareholders of Cyber-Test.

10.15         Employment Agreement, dated       Incorporated by reference to
              June 3, 2004, by and between      Exhibit 10.5 to the Company's
              Cyber-Test, Inc., a Delaware      Form 8-K filed with the SEC on
              corporation, and Lisa Welton.     June 18, 2004

10.16         Employment Agreement, dated       Incorporated by reference to
              June 3, 2004, by and between      Exhibit 10.6 to the Company's
              Cyber-Test, Inc., a Delaware      Form 8-K filed with the SEC on
              corporation, and Thomas           June 18, 2004
              Sutlive.

10.17         Agreement, dated May 27, 2004,    Incorporated by reference to
              by and among Encompass Group      Exhibit 10.36 to the Company's
              Affiliates, Inc., Hy-Tech         Form 10-KSB filed with the SEC
              Technology Group, Inc. and        on November 3, 2004
              Hy-Tech Computer Systems, Inc.

10.18         Customer Lists License            Incorporated by reference to
              Agreement, dated June 24, 2004,   Exhibit 10.37 to the Company's
              by and among Encompass Group      Form 10-KSB filed with the SEC
              Affiliates, Inc., Hy-Tech         on November 3, 2004
              Technology Group, Inc. and
              Hy-Tech Computer Systems, Inc.

10.19         Websites License Agreement,       Incorporated by reference to
              dated June 24, 2004, by and       Exhibit 10.38 to the Company's
              among Encompass Group             Form 10-KSB filed with the SEC
              Affiliates, Inc., Hy-Tech         on November 3, 2004
              Technology Group, Inc. and
              Hy-Tech Computer Systems, Inc.

10.20         NonCompetition and                Incorporated by reference to
              Nondisclosure Agreement by and    Exhibit 10.39 to the Company's
              among Encompass Group             Form 10-KSB filed with the SEC
              Affiliates, Inc., Hy-Tech         on November 3, 2004
              Technology Group, Inc. and
              Hy-Tech Computer Systems, Inc.

10.21*        Employment Agreement dated June   Incorporated by reference to
              24, 2004 by and among Encompass   Exhibit 10.41 to the Company's
              Group Affiliates, Inc.,           Form 10-KSB filed with the SEC
              Advanced Communications           on November 3, 2004
              Technologies, Inc. and Martin
              Nielson.

10.22*        January 1, 2005 Amendment to      Incorporated by reference to
              Employment Agreement by and       Exhibit 10.22 to the Company's
              among Encompass Group             Form 10-KSB filed with the SEC
              Affiliates, Inc., Advanced        on October 3, 2005
              Communications Technologies,
              Inc. and Martin Nielson.

10.23*        Employment Agreement dated        Incorporated by reference to
              September 21, 2006 between        Exhibit 10.23 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc. and John E.    September 29, 2006
              Donahue

10.24*        Employment Agreement dated        Incorporated by reference to
              September 8, 2006 between         Exhibit 10.23 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc. and Steven     September 29, 2006
              J. Miller

14            Code of Business Conduct and      Incorporated by reference to
              Ethics for Advanced               Exhibit 14.1 to the Company's
              Communications Technologies,      Form 10-KSB filed with the SEC
              Inc.                              on November 3, 2004

21            Subsidiaries of Advanced          Provided herewith
              Communications Technologies,
              Inc.

31.1          Certification by Chief            Provided herewith
              Executive Officer pursuant to
              Sarbanes-Oxley Section 302

31.2          Certification by Chief            Provided herewith
              Financial Officer pursuant to
              Sarbanes-Oxley Section 302

32.1          Certification by Chief            Provided herewith
              Executive Officer pursuant to
              18 U.S.C. Section 1350

32.2          Certification by Chief            Provided herewith
              Financial Officer pursuant to
              18 U.S.C. Section 1350

*     Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company's file number under the Exchange Act is 000-30486.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

            Our independent auditors, Berenson LLP, has billed us (a) $43,853 for the audit of the Company's annual consolidated financial statements for the fiscal years ended June 30, 2006 and the review of the Company's Forms 10-KSB for the fiscal year ended June 30, 2006 and (b) a total of $29,883 for the reviews of our consolidated financial statements included in the Company's Forms 10-QSB for the quarters ended December 31, 2005 and March 31, 2006.

            The aggregate fees billed for professional services rendered by Weinberg & Company, P.A., the Company's prior independent auditors, were (a) $106,520 for the audit of the Company's annual consolidated financial statements for the fiscal year ended June 30, 2005 and the reviews of the consolidated financial statements included in the Company's Forms 10-QSB for the fiscal year ended June 30, 2005 and (b) $14,745 for the review of the financial statements included in the Company's Forms 10-QSB for the quarter ended September 30, 2005.

Audit-Related Fees

            For the fiscal year ended June 30, 2006, the aggregate fees billed for professional services rendered by our independent auditors, Berenson LLC, was $2,160 related to correspondence with the Securities and Exchange Commission for audit related matters.

            The aggregate fees billed for professional services rendered by our prior independent auditors, Weinberg & Company, P.A., was $1,500 related to the filing of our Form 8-K and $12,785 in connection with due diligence services for PMIC and Cyber-Test, Inc. for the fiscal years ended June 30, 2006 and 2005, respectively.

Tax Fees

            No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice and tax planning services.

All Other Fees

            Other than the services described above, the aggregate fees billed for services rendered by Berenson LLP was $121,863 for the fiscal year ended June 30, 2006. These fees were related to the audits and due diligence services for acquiring certain business targets.

Policy For Pre-Approval Of Audit And Non-Audit Services

            All engagements of our independent auditor to perform any audit services and non-audit services were approved by the Audit Committee in accordance with its normal functions. During the fiscal years ended June 30, 2006 and 2005, no audit services or non-audit services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The Board of Directors and the Audit Committee are in the process of creating a policy to pre-approve all audit services and all non-audit services that our independent auditor will perform for us under applicable federal securities regulations. As permitted by the applicable regulations, we anticipate that the Audit Committee's policy will utilize a combination of specific pre-approval on a case-by-case basis of individual engagements of our independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that will be reviewed annually by the Audit Committee.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.


                                      By: /s/ Wayne I. Danson
                                          --------------------------------------
                                      Name: Wayne I. Danson
                                      Title: President and Chief Executive
                                               Officer
                                      Date: October 12, 2006

            In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                              DATE
---------                        -----                                              ----


/s/ Wayne I. Danson
------------------------------
Wayne I. Danson                  President and Chief Executive Officer (Principal
                                 Executive Officer)
                                 and Director                                       October 12, 2006


/s/ John E. Donahue
------------------------------
John E. Donahue                  Vice President and Chief Financial Officer
                                 (Principal Accounting Officer)                     October 12, 2006


/s/ Jonathan Lichtman
------------------------------
Jonathan Lichtman, Esq.          Secretary and Director                             October 12, 2006


/s/ Dr. Michael Finch
------------------------------
Dr. Michael Finch                Director                                           October 12, 2006


/s/ Randall Prouty
------------------------------
Randall Prouty                   Director                                           October 12, 2006


/s/ Wilbank J. Roche
------------------------------
Wilbank J. Roche, Esq.           Director                                           October 12, 2006

                                  EXHIBIT INDEX

Exhibit No.   Description                       Location (1)
-----------   -----------                       ------------
2.1           Asset Purchase Agreement dated    Incorporated by reference to
              May 27, 2004, by and between      Exhibit 10.1 to the Company's
              Cyber-Test, Inc., a Delaware      Form 8-K filed with the SEC on
              corporation, and Cyber-Test,      June 18, 2004
              Inc., a Florida corporation.

2.2           Stock Purchase Agreement, dated   Incorporated by reference to
              as of December 10, 2004, among    Exhibit 2.14.1 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc., Theodore S.   December 14, 2004
              Li and Hui Cynthia Lee.

3(I)(a)       Articles of Incorporation of      Incorporated by reference to
              Media Forum International, Inc.   Exhibit 2.1 to the Company's
                                                Form S-8 filed with the SEC on
                                                February 9, 2000

3(I)(b)       Second Amendment to Articles of   Incorporated by reference to
              Incorporation of Telenetworx,     Exhibit 2.2 to the Company's
              Inc.                              Form S-8 filed with the SEC on
                                                February 9, 2000

3(I)(c)       Third Amendment to Articles of    Incorporated by reference to
              Incorporation of Media Forum      Exhibit 2.3 to the Company's
              International, Inc.               Form S-8 filed with the SEC on
                                                February 9, 2000

3(I)(d)       Fourth Amendment to Articles of   Incorporated by reference to
              Incorporation                     Exhibit 2.7 to the Form SB-2
                                                filed with the SEC on March 5,
                                                2002

3(I)(e)       Fifth Amendment to Articles of    Incorporated by reference to
              Incorporation                     Exhibit 2.8 to the Form SB-2
                                                filed with the SEC on July 16,
                                                2003

3(I)(f)       Sixth Amendment to Articles of    Incorporated by reference to
              Incorporation                     Exhibit 3.1.6 the Company's
                                                Form 10-KSB filed with the SEC
                                                on November 3, 2004

3(I)(g)       Seventh Amendment to Articles     Incorporated by reference to
              of Incorporation                  Exhibit 3.1.7 the Company's
                                                Form 10-KSB filed with the SEC
                                                on November 3, 2004

3(I)(h)       Eighth Amendment to Articles of   Incorporated by reference to
              Incorporation                     Exhibit 3.1 to the Company's
                                                Form 8-K filed with the SEC on
                                                September 19, 2006

3(II)         Bylaws of the Company             Incorporated by reference to
                                                Exhibit 2.4 to the Company's
                                                Form S-8 filed with the SEC on
                                                February 9, 2000

4.1           6% Secured Convertible            Incorporated by reference to
              Promissory Note, dated December   Exhibit 10.1 to the Company's
              30, 2004, issued to Theodore S.   Form 8-K filed with the SEC on
              Li.                               January 5, 2005

4.2           6% Secured Convertible            Incorporated by reference to
              Promissory Note, dated December   Exhibit 10.2 to the Company's
              30, 2004, issued to Hui Cynthia   Form 8-K filed with the SEC on
              Lee.                              January 5, 2005

4.3           Secured Convertible Debenture     Incorporated by reference to
                                                Exhibit 10.21 to the Company's
                                                Form 10-KSB filed with the SEC
                                                on December 6, 2002

4.4           Securities Purchase Agreement,    Incorporated by reference to
              dated November 2002, by and       Exhibit 10.19 to the Company's
              among Advanced Communications     Form 10-KSB filed with the SEC
              Technologies, Inc. and Buyers.    on December 6, 2002

4.5           Investor Registration Rights      Incorporated by reference to
              Agreement, dated November 2002,   Exhibit 10.20 to the Company's
              by and among Advanced             Form 10-KSB filed with the SEC
              Communications Technologies,      on December 6, 2002
              Inc. and Investors.

4.6           Escrow Agreement, dated           Incorporated by reference to
              November 2002, by and among       Exhibit 10.22 to the Company's
              Advanced Communications           Form 10-KSB filed with the SEC
              Technologies, Inc., Buyers, and   on December 6, 2002
              Wachovia Bank, N.A.

4.7           Irrevocable Transfer Agent        Incorporated by reference to
              Instructions, dated November      Exhibit 10.23 to the Company's
              2002                              Form 10-KSB filed with the SEC
                                                on December 6, 2002

4.8           Security Agreement, dated         Incorporated by reference to
              November 2002, by and among       Exhibit 10.24 to the Company's
              Advanced Communications           Form 10-KSB filed with the SEC
              Technologies, Inc. and Buyers     on December 6, 2002

4.9           6% Senior Unsecured Promissory    Incorporated by reference to
              Note, in the original principal   Exhibit 10.2 to the Company's
              amount of $547,000 issued on      Form 8-K filed with the SEC on
              June 3, 2004 by Cyber-Test,       June 18, 2004
              Inc., a Delaware corporation,
              in favor of Cyber-Test, Inc., a
              Florida corporation.

4.10          Escrow Agreement, dated June 3,   Incorporated by reference to
              2004, by and between              Exhibit 10.3 to the Company's
              Cyber-Test, Inc., a Delaware      Form 8-K filed with the SEC on
              corporation, and Cyber-Test,      June 18, 2004
              Inc., a Florida corporation.

4.11          Amendment No. 1 to 6% Unsecured   Incorporated by reference to
              Promissory Note dated August      Exhibit 10.35 to the Company's
              10, 2004.                         Form 10-KSB filed with the SEC
                                                on November 3, 2004

4.12          Form of Exchange Agreement,       Incorporated by reference to
              dated June 24, 2004, by and       Exhibit 10.40 to the Company's
              among Advanced Communications     Form 10-KSB filed with the SEC
              Technologies, Inc. and certain    on November 3, 2004
              debenture holders of Hy-Tech
              Technology Group, Inc.

4.13          Escrow Agreement dated May 28,    Incorporated by reference to
              2004 by and among Advanced        Exhibit 10.42 to the Company's
              Communications Technologies,      Form 10-KSB filed with the SEC
              Inc., Buyers and Butler           on November 3, 2004
              Gonzalez, LLP, Escrow Agent.

4.14          Investment Agreement dated May    Incorporated by reference to
              28, 2004 by and between           Exhibit 10.43 to the Company's
              Advanced Communications           Form 10-KSB filed with the SEC
              Technologies, Inc. and Cornell    on November 3, 2004
              Capital Partners, LP.

4.15          Registration Rights Agreement     Incorporated by reference to
              dated May 28, 2004 by and         Exhibit 10.44 to the Company's
              between Advanced Communications   Form 10-KSB filed with the SEC
              Technologies, Inc. and Cornell    on November 3, 2004
              Capital Partners, LP.

4.16          Investment Agreement dated        Incorporated by reference to
              September 8, 2006 by and          Exhibit 4.1 to the Company's
              between Advanced Communications   Form 8-K filed with the SEC on
              Technologies, Inc. and the        September 19, 2006
              Series A-1 Preferred
              Stockholders

10.1          Custodial and Stock Pledge        Incorporated by reference to
              Agreement, dated December 30,     Exhibit 10.3 to the Company's
              2004, among Advanced              Form 8-K filed with the SEC on
              Communications Technologies,      January 5, 2005
              Inc., Theodore S. Li and Hui
              Cynthia Lee, and Quarles &
              Brady Streich Lang LLP.

10.2          Employment Agreement, dated       Incorporated by reference to
              December 30, 2004, among          Exhibit 10.4 to the Company's
              Pacific Magtron International     Form 8-K filed with the SEC on
              Corporation, Inc., Advanced       January 5, 2005
              Communications Technologies,
              Inc., Encompass Group
              Affiliates, Inc., and Theodore
              S. Li.

10.3          Employment Agreement, dated       Incorporated by reference to
              December 30, 2004, among          Exhibit 10.5 to the Company's
              Pacific Magtron International     Form 8-K filed with the SEC on
              Corporation, Inc., Advanced       January 5, 2005
              Communications Technologies,
              Inc., Encompass Group
              Affiliates, Inc., and Hui
              Cynthia Lee

10.4          Indemnity Agreement, dated        Incorporated by reference to
              December 30, 2004, among          Exhibit 10.6 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc., Theodore S.   January 5, 2005
              Li and Hui Cynthia Lee.

10.5*         Form of Grant Instrument under    Incorporated by reference to
              Advanced Communications           Exhibit 10.1 to the Company's
              Technologies, Inc. 2005 Stock     Form 8-K filed with the SEC on
              Plan for Non-Employee Director.   July 6, 2005

10.6*         Form of Lock-Up Agreement for     Incorporated by reference to
              Executive Officer/Director of     Exhibit 10.2 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc.                July 6, 2005

10.7*         Form of Grant Instrument under    Incorporated by reference to
              Advanced Communications           Exhibit 10.3 to the Company's
              Technologies, Inc. 2005 Stock     Form 8-K filed with the SEC on
              Plan for Executive                July 6, 2006
              Officer/Employee.

10.8*         Services Agreement entered into   Incorporated by reference to
              on June 7, 2005 by and among      Exhibit 10.1 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc., Wayne I.      July 13, 2005
              Danson and Danson Partners,
              LLC.

10.9          Equity Line of Credit Agreement   Incorporated by reference to
              dated July 2003, by and between   Exhibit 10.13 to the Company's
              Cornell Capital Partners, LP      Form SB-2 filed with the SEC on
              and Advanced Communications       July 16, 2003
              Technologies, Inc.

10.10         Registration Rights Agreement     Incorporated by reference to
              dated July 2003, by and between   Exhibit 10.14 to the Company's
              Advanced Communications           Form SB-2 filed with the SEC on
              Technologies, Inc. and Cornell    July 16, 2003
              Capital Partners, LP.

10.11         Placement Agent Agreement dated   Incorporated by reference to
              July 2003, by and between         Exhibit 10.15 to the Company's
              Advanced Communications           Form SB-2 filed with the SEC on
              Technologies, Inc. and Westrock   July 16, 2003
              Advisors, Inc.

10.12         Escrow Agreement dated July       Incorporated by reference to
              2003, by and among Advanced       Exhibit 10.16 to the Company's
              Communications Technologies,      Form SB-2 filed with the SEC on
              Inc., Cornell Capital Partners,   July 16, 2003
              LP, Butler Gonzalez LLP and
              First Union National Bank.

10.13         Consulting Agreement dated July   Incorporated by reference to
              1, 2002 between Advanced          Exhibit 10.26 to the Company's
              Communications Technologies,      Form 10-KSB/A filed on February
              Inc. and Randall H. Prouty.       7, 2003

10.14         NonCompetition Agreement, dated   Incorporated by reference to
              June 3, 2004, by and among        Exhibit 10.4 to the Company's
              Cyber-Test, Inc., a Delaware      Form 8-K filed with the SEC on
              corporation, Cyber-Test, Inc.,    June 18, 2004
              a Florida corporation, and the
              shareholders of Cyber-Test.

10.15         Employment Agreement, dated       Incorporated by reference to
              June 3, 2004, by and between      Exhibit 10.5 to the Company's
              Cyber-Test, Inc., a Delaware      Form 8-K filed with the SEC on
              corporation, and Lisa Welton.     June 18, 2004

10.16         Employment Agreement, dated       Incorporated by reference to
              June 3, 2004, by and between      Exhibit 10.6 to the Company's
              Cyber-Test, Inc., a Delaware      Form 8-K filed with the SEC on
              corporation, and Thomas           June 18, 2004
              Sutlive.

10.17         Agreement, dated May 27, 2004,    Incorporated by reference to
              by and among Encompass Group      Exhibit 10.36 to the Company's
              Affiliates, Inc., Hy-Tech         Form 10-KSB filed with the SEC
              Technology Group, Inc. and        on November 3, 2004
              Hy-Tech Computer Systems, Inc.

10.18         Customer Lists License            Incorporated by reference to
              Agreement, dated June 24, 2004,   Exhibit 10.37 to the Company's
              by and among Encompass Group      Form 10-KSB filed with the SEC
              Affiliates, Inc., Hy-Tech         on November 3, 2004
              Technology Group, Inc. and
              Hy-Tech Computer Systems, Inc.

10.19         Websites License Agreement,       Incorporated by reference to
              dated June 24, 2004, by and       Exhibit 10.38 to the Company's
              among Encompass Group             Form 10-KSB filed with the SEC
              Affiliates, Inc., Hy-Tech         on November 3, 2004
              Technology Group, Inc. and
              Hy-Tech Computer Systems, Inc.


10.20         NonCompetition and                Incorporated by reference to
              Nondisclosure Agreement by and    Exhibit 10.39 to the Company's
              among Encompass Group             Form 10-KSB filed with the SEC
              Affiliates, Inc., Hy-Tech         on November 3, 2004
              Technology Group, Inc. and
              Hy-Tech Computer Systems, Inc.

10.21*        Employment Agreement dated June   Incorporated by reference to
              24, 2004 by and among Encompass   Exhibit 10.41 to the Company's
              Group Affiliates, Inc.,           Form 10-KSB filed with the SEC
              Advanced Communications           on November 3, 2004
              Technologies, Inc. and Martin
              Nielson.

10.22*        January 1, 2005 Amendment to      Incorporated by reference to
              Employment Agreement by and       Exhibit 10.22 to the Company's
              among Encompass Group             Form 10-KSB filed with the SEC
              Affiliates, Inc., Advanced        on October 3, 2005
              Communications Technologies,
              Inc. and Martin Nielson.

10.23*        Employment Agreement dated        Incorporated by reference to
              September 21, 2006 between        Exhibit 10.23 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc. and John E.    September 29, 2006
              Donahue

10.24*        Employment Agreement dated        Incorporated by reference to
              September 8, 2006 between         Exhibit 10.23 to the Company's
              Advanced Communications           Form 8-K filed with the SEC on
              Technologies, Inc. and Steven     September 29, 2006
              J. Miller

14            Code of Business Conduct and      Incorporated by reference to
              Ethics for Advanced               Exhibit 14.1 to the Company's
              Communications Technologies,      Form 10-KSB filed with the SEC
              Inc.                              on November 3, 2004

21            Subsidiaries of Advanced          Provided herewith
              Communications Technologies,
              Inc.

31.1          Certification by Chief            Provided herewith
              Executive Officer pursuant to
              Sarbanes-Oxley Section 302

31.2          Certification by Chief            Provided herewith
              Financial Officer pursuant to
              Sarbanes-Oxley Section 302

32.1          Certification by Chief            Provided herewith
              Executive Officer pursuant to
              18 U.S.C. Section 1350

32.2          Certification by Chief            Provided herewith
              Financial Officer pursuant to
              18 U.S.C. Section 1350

*     Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company's file number under the Exchange Act is 000-30486.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE   F-1-F1a  REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE     F-2    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006 AND 2005

PAGE     F-3    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE
                  30, 2006 AND 2005

PAGE     F-4    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR
                  THE YEARS ENDED JUNE 30, 2006 AND 2005

PAGE     F-5    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE
                  30, 2006 AND 2005

PAGES F6 - F-21 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
  Advanced Communications Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Advanced Communications Technologies, Inc., and Subsidiaries as of June 30, 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Advanced Communications Technologies, Inc. and Subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(B) to the consolidated financial statements, the Company had a net loss of $573,841 and had a working capital deficiency of $1,296,350 at June 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 1(B). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berenson LLP


New York, New York

August 30, 2006, except for notes 5(B), 9, 10(E), 12(B), 15(c) and 16(B) as to which the date is September 25, 2006.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
  Advanced Communications Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Advanced Communications Technologies, Inc., and Subsidiaries ("Company") as of June 30, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position and the results of the operations and cash flows of Advanced Communications Technologies, Inc. and Subsidiaries for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(B) to the consolidated financial statements, the Company had a net loss of $735,833 for the year ended June 30, 2005 and had a working capital deficiency of $139,363 at June 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1(B). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
September 23, 2005


                                      F-1a

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,
                                                                                       ---------------------------
                                                                                           2006           2005
                                                                                       ------------   ------------
ASSETS
  Current Assets
    Cash and cash equivalents                                                          $    756,093   $    836,876
    Accounts receivable, net of allowance for doubtful accounts of $4,634
    and $4,723 at June 30, 2006 and 2005, respectively                                      372,273        364,285
    Replacement parts and equipment                                                         414,425        367,453
    Prepaid expenses and other current assets                                               119,961        130,605
                                                                                       ------------   ------------
  Total Current Assets                                                                    1,662,752      1,699,219
                                                                                       ------------   ------------
  Property and equipment, net                                                               228,361        259,764
                                                                                       ------------   ------------
  Other Assets
    Other assets                                                                              7,601             --
    Deferred acquisition costs                                                              301,921             --
    Licensed intangibles and rights                                                         400,000        400,000
    Goodwill                                                                              2,624,388      2,611,055
                                                                                       ------------   ------------
  Total Other Assets                                                                      3,333,910      3,011,055
                                                                                       ------------   ------------
TOTAL ASSETS                                                                           $  5,225,023   $  4,970,038
                                                                                       ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Current Liabilities
    Current portion of notes payable and capitalized lease obligation                  $    965,909   $  1,020,028
    Accounts payable and accrued expenses                                                 1,993,193        818,554
                                                                                       ------------   ------------
  Total Current Liabilities                                                               2,959,102      1,838,582
  Long-term notes and loans payable, less current portion                                    15,340        205,367
                                                                                       ------------   ------------
TOTAL LIABILITIES                                                                         2,974,442      2,043,949
                                                                                       ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 25,000 shares authorized:
    Series A convertible preferred stock, $.01 par value, 3,585 and 4,200 shares issued and outstanding at June 30, 2006 and 2005, respectively
      (liquidation value of $3,585,000 and $4,200,000 as of June 30, 2006 and 2005,
  respectively)                                                                                  36             42
    Series B convertible preferred stock, $.01 par value, 60 and 100 shares issued and outstanding at June 30, 2006 and 2005, respectively (liquidation value of
      $60,000 and $100,000 as of June 30, 2006 and 2005, respectively)                            1              1
  Common stock, no par value, 5,000,000,000 shares authorized,
      4,167,927,006 and 3,151,773,731 shares issued and outstanding at June 30, 2006
      and 2005, respectively                                                             30,455,040     29,751,907
  Additional paid in capital                                                              4,397,037      5,426,831
  Deferred commitment and equity financing fees, net of accumulated amortization                 --        (25,000)
  Deferred compensation, net of amortization of $500,000 and $250,000 at
      June 30, 2006 and 2005, respectively                                                       --       (250,000)
  Accumulated deficit                                                                   (32,601,533)   (31,977,692)
                                                                                       ------------   ------------
  Total Stockholders' Equity                                                              2,250,581      2,926,089
                                                                                       ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  5,225,023   $  4,970,038
                                                                                       ============   ============

           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For The Years Ended June 30,
                                                                           -------------------------------
                                                                                2006             2005
                                                                           --------------   --------------
NET SALES                                                                  $    9,183,276   $    7,521,723
COST OF SALES                                                                   5,959,085        4,879,081
                                                                           --------------   --------------
GROSS PROFIT                                                                    3,224,191        2,642,642
                                                                           --------------   --------------
OPERATING EXPENSES
    Depreciation and amortization                                                  98,420          124,175
    Professional and consulting fees                                              861,534          476,718
    Other selling, general and administrative expenses                          2,975,366        3,848,642
                                                                           --------------   --------------
TOTAL OPERATING EXPENSES                                                        3,935,320        4,449,535
                                                                           --------------   --------------
Loss From Continuing Operations before Other Income (Expenses)                   (711,129)      (1,806,893)
                                                                           --------------   --------------
OTHER INCOME AND (EXPENSES)
    Litigation settlement                                                         220,083        2,847,511
    Loss on partnership redemption                                                     --         (191,292)
    Distributable share of partnership income                                          --          385,233
    Write-off of investment in Pacific Magtron International Corp.                     --         (668,834)
    Interest expense, net                                                         (82,795)        (106,184)
                                                                           --------------   --------------
TOTAL OTHER INCOME, NET                                                           137,288        2,266,434
                                                                           --------------   --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                   $     (573,841)  $      459,541
LOSS FROM DISCONTINUED OPERATIONS, NET OF MINORITY INTEREST                            --       (1,195,374)
                                                                           --------------   --------------
NET LOSS                                                                   $     (573,841)  $     (735,833)
                                                                           ==============   ==============
Earnings (loss) per share:
    Basic and diluted income (loss) per share from continuing operations   $           --   $           --
                                                                           ==============   ==============
    Basic and diluted loss per share from discontinued operations          $           --   $           --
                                                                           ==============   ==============
    Net basic and diluted loss per share                                   $           --   $           --
                                                                           ==============   ==============
Weighted average number of shares
  outstanding during the year - basic and dilutive                          3,514,362,488    2,072,211,255
                                                                           ==============   ==============

           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                           COMMON STOCK          PREFERRED STOCK   ADDITIONAL
                                   ---------------------------   ---------------     PAID IN
                                       SHARES         AMOUNT     SHARES   AMOUNT     CAPTIAL
                                   -------------   -----------   ------   ------   ----------
BALANCE AT JUNE 30, 2004           1,994,365,845   $28,745,253   4,500      $45    $4,056,455
Reversal of escrowed stock
  issued to pay short term debt     (162,999,640)           --      --       --            --
Stock issued in partial payment
  of short term note                 172,881,526       100,000      --       --            --
Stock issued in exchange for
  services                           505,000,000       357,500      --       --            --
Stock issued on conversion of
  Series B preferred stock           400,000,000       200,000    (200)      (2)     (199,998)
Deferred compensation                 12,500,000       125,000      --       --       375,000
Amortization of deferred
  compensation                                --            --      --       --            --
Adjustment to reflect the effect
  of a change in accounting from
  the equity method to the cost
  method for the investment in
  Pacific Magtron
International Corp. ("PMIC")                  --            --      --       --     1,195,374
Amortization of deferred
  commitment & financing fees                 --        (5,872)     --       --            --
Stock issued for convertible
  debt and accrued interest          230,026,000       230,026      --       --            --
Net loss for the year                         --            --      --       --            --
                                   -------------   -----------   -----      ---    ----------
BALANCE AT JUNE 30, 2005           3,151,773,731    29,751,907   4,300       43     5,426,831
Stock issued on conversion of
  Series A preferred stock           885,994,544       614,800    (615)      (6)     (614,794)
Stock issued on conversion of
  Series B preferred stock            63,492,064        40,000     (40)      --       (40,000)
Escrow of Contingent stock            16,666,667        13,333      --       --            --
Stock issued for executive bonus      50,000,000        35,000      --       --            --
Amortization of deferred
  compensation                                                                       (375,000)
Amortization of deferred
  commitment & financing fees
Accrued distribution of
  Herborium Inc.'s common shares
  to shareholders
Net loss for the year
                                   -------------   -----------   -----      ---    ----------
BALANCE AT JUNE 30, 2006           4,167,927,006   $30,455,040   3,645      $37    $4,397,037
                                   =============   ===========   =====      ===    ==========

                                                     DEFFERED
                                                  COMMITMENT AND
                                   ACCUMULATED        EQUITY         DEFERRED
                                     DEFICIT      FINANCING FEES   COMPENSATION      TOTAL
                                   ------------   --------------   ------------   ----------
BALANCE AT JUNE 30, 2004           $(31,241,859)     $(135,432)     $       --    $1,424,462
Reversal of escrowed stock
  issued to pay short term debt              --             --              --            --
Stock issued in partial payment
  of short term note                         --             --              --       100,000
Stock issued in exchange for
  services                                   --             --              --       357,500
Stock issued on conversion of
  Series B preferred stock                                                                --
Deferred compensation                        --             --        (500,000)           --
Amortization of deferred
  compensation                               --                        250,000       250,000
Adjustment to reflect the effect
  of a change in accounting from
  the equity method to the cost
  method for the  investment in
  Pacific Magtron                                                                         --
International Corp. ("PMIC")                                --              --     1,195,374
Amortization of deferred
  commitment & financing fees                --        110,432              --       104,560
Stock issued for convertible
  debt and accrued interest                  --             --              --       230,026
Net loss for the year                  (735,833)            --              --      (735,833)
                                   ------------      ---------      ----------    ----------
BALANCE AT JUNE 30, 2005            (31,977,692)       (25,000)       (250,000)    2,926,089
Stock issued on conversion of
  Series A preferred stock                                                  --            --
Stock issued on conversion of
  Series B preferred stock
Escrow of Contingent stock                                                  --        13,333
Stock issued for executive bonus                                            --        35,000
Amortization of deferred
  compensation                                                         250,000      (125,000)
Amortization of deferred
  commitment & financing fees                           25,000                        25,000
Accrued distribution of
  Herborium Inc.'s common shares
  to shareholders                       (50,000)                                     (50,000)
Net loss for the year                  (573,841)                                    (573,841)
                                   ------------     ----------      ----------    ----------
BALANCE AT JUNE 30, 2006           $(32,601,533)    $       --        $     --    $2,250,581
                                   ============     ==========      ==========    ==========

           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended June 30,
                                                                    ----------------------------
                                                                         2006          2005
                                                                      ----------   -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATIONS:
Net loss                                                              $ (573,841)  $  (735,833)
                                                                      ----------   -----------
Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
  Depreciation and amortization                                           98,420       124,175
  Amortization of deferred compensation                                 (125,000)      250,000
  Allowance for doubtful accounts                                            (89)           --
  Stock issued in payment of accrued interest                                 --        40,526
  Stock issued for services                                               35,000       357,500
  Debt discount expense                                                       --        36,977
  Litigation settlement                                                 (220,083)   (2,847,511)
  Loss on partnership redemption                                              --       191,292
  Distributive share of partnership income                                    --      (385,233)
  Write-off of investment in Pacific Magtron International Corp.              --       668,834
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Accounts receivables                                                    (7,899)       36,462
  Deferred Costs and other receivables                                        --       (37,252)
  Replacement parts and equipment                                        (46,972)      (16,490)
  Prepaid expense and other assets                                        (4,457)       12,011
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                1,169,722       233,235
                                                                      ----------   -----------
Net cash provided by (used in) continuing operations                     324,801    (2,071,307)
Net cash used in discontinued operations                                      --     1,195,374
                                                                      ----------   -----------
Net cash provided by (used in) operating activities                      324,801      (875,933)
                                                                      ----------   -----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Partnership distributions                                                     --       280,000
Purchase of business/fixed assets                                        (42,017)     (193,945)
Proceeds from partnership redemption                                          --     2,688,940
Deferred acquisition costs                                              (301,921)           --
Sale of investment securities                                              7,500            --
Purchase of investment securities                                             --       (91,618)
                                                                      ----------   -----------
Net cash provided by (used in) investing activities                     (336,438)    2,683,377
                                                                      ----------   -----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of promissory note                                 35,000            --
Principal payments on notes payable and capitalized lease               (104,146)   (2,233,416)
Proceeds from capitalized lease                                               --        69,678
                                                                      ----------   -----------
Net cash used in financing activities                                    (69,146)   (2,163,738)
                                                                      ----------   -----------
Net decrease in cash and cash equivalents                                (80,783)     (356,294)
Cash and cash equivalents at beginning of year                           836,876     1,193,170
                                                                      ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  756,093   $   836,876
                                                                      ==========   ===========

           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

NOTE 1. BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A)   Organization

            Unless the context requires otherwise, "we", "us", "our", "ACT" or the "Company" refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

            We are a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), a Delaware corporation, acquires and operates businesses that provide computer and electronic equipment repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. We seek to acquire profitable and growing businesses within our industry.

            Encompass, with our wholly-owned subsidiary Cyber-Test as its platform, seeks to become a leader in the reverse logistics industry through the acquisition of assets and companies in that industry, and then instilling sustainable growth skills as a core competency. Encompass is focused on eliminating the risks associated with environmental compliance in the e-Recycle industry by repairing, refurbishing, sorting and selling old components to specialized processors such as smeltering plants.

            Cyber-Test operates as an independent service organization. From its roots in the space industry more than 19 years ago, Cyber-Test provides board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as PDAs and digital cameras. Programs are delivered nationwide through proprietary systems that feature real-time EDI, flexible analysis tools and repair tracking.

            Pacific Magtron International Corp. ("PMIC") together with its wholly-owned subsidiaries Pacific Magtron, Inc. ("PMI"), Pacific Magtron (GA), Inc. ("PMIGA") and Live Warehouse, Inc. ("LW"), was our 62% majority-owned subsidiary that was acquired as of December 30, 2004 (See Note 9). PMIC's principal business consisted of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW sold consumer computer products through the Internet and distributed certain computer products to resellers. On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LW filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada, (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corp., et al., Case No.BK-S-05-14326 LBR". Because PMIC was unsuccessful in reaching an agreement with one of its secured creditors, on June 23, 2005 it ceased all business activities except those necessary to liquidate its remaining assets.

            On June 21, 2006, PMIC and LW filed the Fourth Amended Plans of Reorganization for PMIC and LW (collectively, the "Plan"). On August 11, 2006 (the "Confirmation Date"), the Court entered an order (Docket No. 910) ("Confirmation Order") approving and confirming the Plan, including the Mutual Settlement Agreement and Release (the "Settlement Agreement") among the Company, ACT and two terminated executives (See Notes 9 and 15(B)). The effective date of the Plan was September 18, 2006.

      (B)   Basis of Accounting

            The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $573,841 and $735,833 for the years ended June 30, 2006 and 2005, respectively. The Company had a working capital deficiency of $1,296,350 and $139,363 as of June 30, 2006 and 2005, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management is pursuing additional capital and debt financing and acquisition of profitable businesses. However, there is no assurance that these efforts will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

      (C)   Financial Statement Presentation And Principles Of Consolidation

            The consolidated financial statements include the Company and all of its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The Company consolidates all majority-owned and controlled subsidiaries, uses the equity method of accounting for investments in which the Company is able to exercise significant influence, and uses the cost method for all other investments. In accordance with ARB51 and FAS94, the Company's consolidated financial statements include the consolidated financial results of PMIC, a majority-owned and controlled company, and its wholly-owned subsidiaries, PMI, PMIGA and LW for the period January 1, 2005 through May 11, 2005, the date PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the U.S. Bankruptcy Code.

            Due to the bankruptcy filing of PMIC and its subsidiaries on May 11, 2005, and as of that date, the Company was no longer able to exercise management control over PMIC's business or operations. Effective May 11, 2005, the Company accounted for its investment in PMIC under the cost method of accounting. At June 30, 2005, the Company wrote off its entire investment in PMIC. Effective June 30, 2005, PMIC ceased its operations except for liquidating its assets. The financial results of PMIC are reclassified as discontinued operations in the accompanying consolidated financial statements.

      (D)   Use of Estimates

            The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, significant estimates are required to value replacement parts and equipment and estimate the future cost associated with the Company's warranties. If the actual value of the Company's replacement parts and equipment differs from these estimates, the Company's operating results could be adversely impacted. The actual results with regard to warranty expenditures could also have an adverse impact on the Company if the actual rate of repair failure or the cost to re-repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

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

      (F)   Long-Lived Assets

            Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, net of disposal costs.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

      (G)   Goodwill

            In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Goodwill". The fair value assigned to intangible assets acquired is based on valuations prepared by management using certain estimates and assumptions or the values negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. As of June 30, 2006, these intangible assets were not impaired.

      (H)   Replacement Parts and Equipment

            Replacement parts and equipment consist primarily of repair parts and used machines that are held for repair exchange, and are stated at the lower of weighted average cost or market. The weighted average cost of replacement parts and equipment approximates the first-in, first-out ("FIFO") method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-usable replacement parts and equipment and records necessary provisions to reduce such replacement parts and equipment to net realizable value.

      (I)   Earnings (Loss) Per Share

            Basic earnings (loss) per share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the fiscal years ended June 30, 2006 and 2005, shares of common stock that could have been issued upon conversion of convertible debt were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

      (J)   Property and Equipment

            Property and equipment are stated at cost. Assets are depreciated using the straight-line method based on the following estimated useful lives:

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

      (M)   Revenue Recognition

            The Company recognizes the majority of its revenue from the exchange of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. In addition, revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company includes shipping costs in cost of sales. Total shipping costs included in cost of sales for the years ended June 30, 2006 and 2005 were approximately $1,469,000 and $929,000, respectively. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for fiscal 2006 and 2005.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

      (N)   Income Taxes

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

      (O)   Concentration of Credit Risk

            The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

      (P)   Investment in Unconsolidated Partnership

            The Company accounted for its investment in an unconsolidated partnership under the equity method of accounting, as the Company did not have control over this entity. This investment was recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions (See
Note 4).

      (Q)   Recent Accounting Pronouncements

            On June 7, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes," and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of Statement 154 will have a material effect on the Company's financial position, results of operations, or cash flows.

            In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 157 - Fair Value Measurements ("SFAS157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.

            Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

            This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows.

NOTE 2. DISCONTINUED OPERATIONS

            Effective June 30, 2005, PMIC ceased its operations except for liquidating its assets. For financial statement reporting purposes, the operating results of PMIC are reclassified as discontinued operations. The operating results of PMIC for the fiscal year ended June 30, 2005 were as follows:

Net sales                            $10,701,000
Net loss, net of minority interest   $(1,195,374)

NOTE 3. PROPERTY AND EQUIPMENT

            The following is a summary of property and equipment as of June 30, 2006 and 2005:

                                            2006        2005
                                          --------   ---------
Computer, office equipment and fixtures   $204,249   $$135,494
Machinery and equipment                     59,277      23,731
Leasehold improvements                      58,952     121,236
                                          --------   ---------
                                           322,478     280,461
Less: Accumulated depreciation              94,117      20,697
                                          --------   ---------
Property and equipment, net               $228,361   $ 259,764
                                          ========   =========

Depreciation expense for the years ended June 30, 2006 and 2005 was $73,420 and $19,615, respectively.

NOTE 4. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP

            On January 14, 2004, the Company's wholly-owned subsidiary, Hudson Street, purchased a minority interest in Yorkville Advisors Management LLC, ("Yorkville"), a privately-owned investment management partnership and the portfolio manager of Cornell Capital Partners, L.P., for a purchase price of $2,625,000. During the fiscal year ended June 30, 2005, Hudson Street received $280,000 of cash distributions from this investment and recorded $385,233 as its distributive share of partnership net earnings.

            On January 31, 2005, the Managing Member of Yorkville Advisors Management, LLC, announced that Yorkville would begin winding up its affairs and was expected to be dissolved. Subsequently, on February 11, 2005, the Company's partnership interest in Yorkville Advisors Management, LLC was redeemed in full for $2,625,000. We recorded a loss of $191,292 on the redemption of our Yorkville interest in fiscal 2005.

            The Company used $1,825,000 of redemption proceeds to reduce its outstanding short-term obligation to Cornell Capital Partners, L.P. from $2,000,000 to $275,000, after paying extension and legal fees of $100,000. The promissory note was extended to June 30, 2005 and bears interest at a rate of 10% commencing February 10, 2005. Previously, the promissory note was non-interest bearing (See Note 10(C). The Company received the balance of $800,000 of cash proceeds from the redemption in fiscal 2005.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

NOTE 5. LITIGATION SETTLEMENT

(A) On February 5, 2004, the Company filed suit in Superior Court, Orange County, California, against Advanced Communications (Australia), Roger May, Global Communications Technologies Limited and Global Communications Technologies Pty Ltd to recover damages incurred as a result of wrongful actions of such defendants against the Company and to clarify the status of the Company's obligations to such defendants under various agreements and other arrangements, from which the Company believed it had been relieved as a result of such wrongful actions. In May and August 2004, the court entered default judgments in favor of the Company and against all of the above defendants. On October 22, 2004, the court held a hearing to determine the amount the Company was entitled to recover against the defendants in the action. In November 2004, the court entered a judgment in favor of the Company in the approximate amount of $8 million. The Company offset against the judgment approximately $2,847,000 of debt carried on its balance sheet as owing to one or more of the defendants and the Company recognized a gain in that amount.

(B) On August 11, 2006, the United States Bankruptcy Court for the District of Nevada approved the settlement agreement among ACT, PMIC, Encompass, the Company's officers and two former terminated executives ("Terminated Executives") of PMIC (See Notes 10(E) and 15(B)). Among other terms of the settlement agreement, the Company paid the Terminated Executives $325,000 in cash on September 18, 2006. The remaining balance on the promissory notes totaling $175,000 plus accrued interest in the amount of $45,083 were cancelled on September 18, 2006. The Company recorded income from this litigation settlement of $220,083 in fiscal 2006.

NOTE 6. ACQUISITION OF CYBER-TEST, INC.

            On June 2, 2004, Encompass acquired the business and assets of Cyber-Test, Inc., a Florida-based, electronic equipment repair company. Cyber-Test became the core operating business of Encompass and accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141. Under the terms of the Asset Purchase Agreement between Cyber-Test and Encompass, Encompass acquired all of the operating assets, tangible and intangible property, rights and licenses, goodwill and business of Cyber-Test, for a total purchase price of $3,498,469 consisting of $3,000,000 in cash, and a $498,469 three-year 6% unsecured installment note. The Company also incurred $399,571 of capitalized transaction costs, inclusive of $125,000 of broker fees, for a total acquisition cost of $3,898,040.

            This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The Company acquired net tangible assets valued at $1,286,985. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $2,611,055. During fiscal 2006, the Company issued and transferred 16,666,667 shares of its common stock, at its fair value of $13,333, into escrow for the Earn-Out Shares pursuant to the Asset Purchase Agreement. The Company recorded the value of the shares issued as an addition to goodwill. The Company accounts for the purchased goodwill in accordance with the provisions of SFAS 142.

            Under the terms of the Asset Purchase Agreement between Cyber-Test and Encompass, the seller, Ms. Welton, of Cyber-Test is entitled to receive 16,666,667 shares (the "Earn-Out Shares") of the Company's common stock provided that Cyber-Test achieves certain revenues and EBIDTA milestones (the "Milestones") in each of the fiscal years ended June 30, 2005, 2006 and 2007. In the event that Cyber-Test does not achieve the Milestones during any such fiscal year, the Earn-Out Shares shall be forfeited unless the Board of Directors at its discretion grants these shares. In the event that Ms. Welton's employment with the Company is terminated, for any reason, other than by the Company without "cause" or due to death or disability of Ms. Welton, prior to the expiration of the employment agreement, the Earn-Out Shares shall be forfeited entirely. As of June 30, 2006, the Company has issued and transferred 16,666,667 shares of its common stock, at its fair value of $13,333, into escrow for the year ended June 30, 2005.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

NOTE 7. DEFERRED ACQUISITION COSTS

            The Company incurred certain legal, accounting and consulting costs relating to acquiring certain targeted businesses. The acquisition of the identified businesses is expected to be completed in fiscal 2007. Upon the closing of the acquisition, these legal, accounting and consulting costs will be capitalized as transaction costs of the acquired businesses. As of June 30, 2006, the Company has capitalized $301,921 of these acquisition costs.

NOTE 8. LICENSED INTANGIBLES

            On May 27, 2004, Encompass entered into an Agreement with Hy-Tech Technology Group, Inc and Hy-Tech Computer Systems, Inc (collectively "Hy-Tech") to license and use on an exclusive, worldwide, royalty-free, perpetual, non-terminable and irrevocable right basis, various intangible assets of Hy-Tech including its customer lists and corporate web addresses. The Company recorded $400,000 for these licensed intangibles. The licensed intangibles will be amortized over a 5-year period using the straight-line method beginning from the closing date of certain planned acquisitions that are expected to close in fiscal 2007. The Company anticipates amortization expense associated with the licensed intangibles to be approximately $80,000 annually over a five year period following closing, subject to a change in the estimated useful life.

NOTE 9. PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES

            On December 30, 2004, we completed the acquisition of 6,454,300 shares of the common stock of Pacific Magtron International Corp. ("PMIC") (the "PMIC Shares") for the aggregate purchase price of $500,000 from Theodore S. Li and Hui Cynthia Lee (collectively, the "Stockholders") pursuant to the terms of a Stock Purchase Agreement, dated December 10, 2004, among the Company, Mr. Li and Ms. Lee (the "Stock Purchase Agreement"). The total purchase price of $500,000 consisted of two one-year 6% secured notes (See Note 10 (E)). The Company also incurred $168,834 of capitalized transaction costs for a total acquisition cost of $668,834. The PMIC Shares represented 61.56% of the currently issued and outstanding common stock of PMIC. PMIC was primarily engaged in the business of distributing computer peripheral products, such as components and multimedia and systems networking products, through its wholly-owned subsidiaries. PMIC's common stock trades on the Over the Counter Bulletin Board, and separately files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141.

            On May 11, 2005, PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada. On April 12, 2006, the Company and Theodore S. Li and Hui "Cynthia" Lee entered into a binding letter agreement with respect to the settlement of the litigation proceedings among the Company, PMIC, Encompass, the Company's officers and Mr. Li and Ms. Lee. On August 11, 2006, the settlement agreement became effective upon the entry of the order (the Confirmation Order") of the United States Bankruptcy Court for the District of Nevada ("the "Court"), which is jointly administering the voluntary petitions filed by PMIC and its wholly-owned subsidiaries to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings") (see Note 15(B)) for the terms of the settlement agreement). On that date, the Court confirmed the Fourth Amended Plans of Reorganization of PMIC and its wholly-owned subsidiary, LiveWarehouse, Inc. (collectively, the "Plan"), which incorporates the terms of the settlement agreement.

            Pursuant to the confirmed and effective Plan, PMIC effected a reverse merger with Herborium, Inc., a provider of proprietary, natural and complimentary botanical healthcare products, on September 18, 2006 and become the surviving operating entity post-merger. The Company has contributed $50,000 on behalf of PMIC's shareholders to effectuate the Plan. The existing stock of PMIC was canceled, and new stock was issued. With respect to the Company's equity interest in PMIC, new stock was issued directly to the Company's shareholders, representing approximately an 8% interest in Herborium. The Company has recorded a charge to accumulated deficit for the $50,000 contribution to effectuate the Plan.

            As of June 30, 2005, our entire investment of $668,834 in PMIC had been written off and is included in other income and (expenses) in the Company's consolidated statement of operations.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

NOTE 10. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following at June 30, 2006 and 2005:

                                                       2006         2005
                                                    ---------   -----------
12% Note Payable (A)                                $  57,832   $    57,832
Note Payable to Shareholder (B)                        35,000            --
Note Payable to Cornell Capital (C)                   275,000       275,000
6% Unsecured Note (D)                                 249,236       332,314
Payable to former PMIC's shareholders (E)             325,000       500,000
Capitalized Lease (F)                                  39,181        60,249
                                                    ---------   -----------
Total notes Payable and capital lease obligations     981,249     1,225,395
Less: current portion                                (965,909)   (1,020,028)
                                                    ---------   -----------
Notes payable and capital lease obligations,
  less current portion                              $  15,340   $   205,367
                                                    =========   ===========

(A) 12% Note Payable

            On November 14, 2002, the Company settled its litigation with the noteholder plaintiffs by agreeing to release the plaintiffs' stock from restriction and issued a three-year unsecured 8% promissory note in the principal amount of $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest, the first of which was due on December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. On December 2, 2005, the Company entered into an Extension Agreement extending the maturity date of the note to February 28, 2006 and effective December 1, 2005, increasing the interest rate to 12% from 8%. On March 6, 2006 and August 1, 2006, the parties agreed to again extend the maturity date of the note to May 31, 2006 and September 30, 2006, respectively. As of June 30, 2006, the outstanding amount of the note was $57,832.

(B) Note Payable to Officer/Shareholder

            On April 24, 2006, the Company issued an unsecured promissory note to an officer/shareholder of the Company for proceeds of $35,000. The note bears interest at 10% per annum. Payments of principal and accrued interest are due on October 24, 2006.

(C) Note Payable to Cornell Capital Partners, L.P.

            During January 2004, the Company entered into a six-month unsecured promissory note with Cornell Capital Partners, L.P. in the amount of $3,000,000, of which the net proceeds of $2,829,000 were used to purchase its minority interest in the Yorkville Advisors partnership. Under the terms of the promissory note, the Company agreed to repay the note either in cash or through the net proceeds to be received by the Company under its Equity Line of Credit facility over a 24-week period commencing February 23, 2004. The Company repaid $625,000 of the note from proceeds on the issuance of 517,000,360 shares of common stock under its Equity Line of Credit facility during fiscal 2004. During the fiscal year ended June 30, 2005, the Company repaid a total of $2,100,000 of principal on the note, of which $100,000 was repaid by issuing 172,881,526 shares of common stock and $2,000,000 was repaid in cash leaving an unpaid balance of $275,000. On February 10, 2005, the note was modified, extended to June 30, 2005, and bears interest at a rate of 10%. The remaining balance of the note has not been paid when due and is currently in default.

(D) 6% Unsecured Note Payable

            Pursuant to the terms of the Cyber-Test acquisition, on June 2, 2004 the Company issued a three-year 6% unsecured installment note in the amount of $498,469 to the shareholders of Cyber-Test as part of the purchase of the Cyber-Test assets. The note matures on June 2, 2007, and is payable in three equal annual installments of $166,156 plus accrued interest. During the fiscal year ended June 30, 2005, principal amount of $166,156 plus $9,970 of accrued interest were paid. During the fiscal year ended June 30, 2006, principal amount of $83,078 plus $10,004 of accrued interest were paid. As of June 30, 2006, the outstanding principal balance of the note was $249,236.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

(E) Payable to Former PMIC's Shareholders

            On December 10, 2004, the Company entered into a Stock Purchase Agreement with Theodore S. Li and Hui Cynthia Lee (collectively, the "Stockholders") pursuant to which the Company agreed to purchase an aggregate of 6,454,300 shares of the common stock of Pacific Magtron International Corp. (the "PMIC Shares") for the aggregate purchase price of $500,000.

            Under the terms of the Stock Purchase Agreement, the Company paid the purchase price for the PMIC Shares by delivering two convertible promissory notes (the "Notes") in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively (See Note 9). The Notes matured on December 29, 2005 and bore interest at 6.0% per annum. The holders of the Notes, at their option, could convert into shares of common stock of the Company at a conversion price per share of $0.01. The Company's payment obligations under the Notes were secured by the PMIC Shares.

            On August 11, 2006, the United States Bankruptcy Court for the District of Nevada approved the settlement agreement among PMIC, the Company, Encompass, the Company's officers and Mr. Li and Ms. Lee (See Note 15(B)). Pursuant to the settlement agreement, the Company paid Mr. Li and Ms. Lee $325,000 in cash on September 18, 2006 in full payment of the promissory notes.

(F) Capital Lease Obligations

            The Company leases a telephone system and related software under an agreement that is classified as a capital lease. The cost of equipment purchase was $69,678 and is included in the accompanying balance sheet as property, plant, and equipment at June 30, 2006. Accumulated amortization of the leased equipment was $17,420 as of June 30, 2006. Amortization of assets under capital leases is included in depreciation and amortization expense.

            The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30 2006, are as follows:

                                                        Year Ending
                                                          June 30,     Amount
                                                        -----------   --------
                                                            2007      $ 27,392
                                                            2008        15,978
                                                                      --------
Total minimum lease payments                                            43,370
Less: Amount representing interest                                      (4,189)
                                                                      --------
Present value of net minimum lease payments                             39,181
Less: Current maturities of capital lease obligations                  (23,841)
                                                                      --------
Long-term capital lease obligations                                   $ 15,340
                                                                      ========

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

Total future maturities of long-term debt, including capital lease obligations, as of June 30, 2006 are as follows:

     Date        Amount
-------------   --------
June 30, 2007    965,909
June 30, 2008     15,340
                --------
  Total         $981,249
                ========

NOTE 11. CONVERTIBLE DEBENTURE

(A) 10% Secured Convertible Debenture Due November 2004

            On November 22, 2002, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., whereby we agreed to issue and sell a Two Hundred Fifty Thousand Dollars ($250,000) 10% secured convertible debenture. The secured convertible debenture had a term of two years and was convertible into shares of common stock at a conversion price equal to $.001 per share. The secured convertible debenture accrued interest at a rate of 10% per year and is convertible at the holder's option. At the Company's option, the debenture may be paid in cash or redeemed at a 50% premium prior to November 2004. In connection with the Securities Purchase Agreement, the Company entered into a Security Agreement in favor of Cornell Capital Partners, L.P. whereby the Company granted to Cornell a security interest in all of its assets as security for its obligations under the secured convertible debenture, as well as all other obligations of the Company to Cornell Capital Partners, L.P. whether arising before, on or after the date of the Security Agreement.

            On November 22, 2004, the outstanding 10% secured convertible debenture in the amount of $187,500 plus accrued interest of $38,588 held by Cornell Capital Partners, L.P. matured. On November 22, 2004 and December 27, 2004, Cornell Capital Partners, L.P. elected to convert, at $.001 per share, $10,000 and $100,000 of principal and $2,000 of accrued interest, respectively, into 112,000,000 shares of common stock. On May 12, 2005, Cornell Capital Partners, L.P. converted the $77,500 plus $40,526 of accrued interest at $.001 per share into 118,026,000 shares of common stock. At June 30, 2006, no amount remains owed to Cornell Capital Partners, L.P. on the convertible debenture.

NOTE 12. STOCKHOLDERS' EQUITY

(A) Equity Line of Credit Facility

            In July 2003, the Company entered into a $30 million Equity Line of Credit facility with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically issue and sell to Cornell Capital Partners, LP shares of common stock for a total purchase of $30 million. The Equity Line of Credit facility has been terminated in fiscal 2006.

(B) Preferred Stock

            o     Series A Convertible Preferred Stock

            The Company has 25,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the acquisition of the Cyber-Test assets, the Company issued 4,200 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares") having a liquidation value of $1,000 per share, to Cornell Capital Partners, L.P. During fiscal 2005, a portion of these shares was transferred by Cornell Capital Partners, L.P. to unrelated parties. Holders of the Series A Preferred Shares are entitled to receive cash dividends on a cumulative basis, in arrears, at the annual rate of 5% when and if a dividend is scheduled by the Company's board of directors. The Series A Preferred Shares are convertible, in whole or in part, on or after May 21, 2005 into shares of common stock at the fixed price of $.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

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

            At June 30, 2005, no preferred shares have been converted into common stock. During fiscal 2006, 615 shares of Series A Preferred Shares were converted into 885,994,544 shares of the Company's common stock.

            o     Series A-1 Convertible Preferred Stock

            On September 13, 2006, the Company amended its articles of incorporation to authorize the issuance of up to 1,000 shares of $0.01 par value Series A-1 Preferred Convertible Preferred Stock. The Series A-1 Preferred generally ranks junior to the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (collectively "the Senior Stock") and is senior to the Company's common stock and all series of preferred stock other than the Senior Stock. Subject to certain adjustments, the Series A-1 Preferred is convertible into shares of Common Stock at a conversion price of (a) $0.01 per share, or (b) eighty percent (80%) of the average of the three (3) lowest closing bid prices of the Common Stock for the ten (10) trading days immediately preceding the date of conversion, whichever is lower. The Company may redeem the shares of Series A-1 Preferred at any time, upon notice to the holders, for a price equal to 120% of the amount paid per share (the "Liquidation Amount"),upon the Company's receipt of an aggregate of $35,000,000 through any combination of debt and equity investments and financing facilities. Upon such event, the holders may exercise the right to convert their shares of Series A-1 Preferred into shares of the Company's common stock. The Series A-1 Preferred does not have any voting rights.

            On September 13, 2006, the Company sold 340 shares of Series A-1 Preferred Stock at a $1,000 per share. In connection with the sale of Series A-1 Preferred Stock, the Company received aggregate gross proceeds of $340,000 as follows: (a) $290,000 from officers of the Company; and (b) $50,000 from an outside investor. In addition to the rights applicable to all holders of Series A-1 Preferred, the holders of Series A-1 Preferred Stock were granted certain piggyback registration rights in the event that the shares of Series A-1 Preferred are converted into shares of common stock.

            o     Series B Convertible Preferred Stock

            In conjunction with the Company's license of certain intangible assets, the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares") having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms as the Series A Preferred Shares. On June 23, 2005, holders of 200 shares of Series B Convertible Preferred stock elected to convert $200,000 of preferred stock at a price of $.0005 per share into 400,000,000 shares of common stock. During fiscal 2006, 40 shares of Series B Preferred Shares were converted into 63,492,064 shares of the Company's common stock. At June 30, 2006, 60 shares of Series B Convertible Preferred stock remain outstanding.

(C) Stock Issued For Note Payable To Cornell Capital Partners, L.P.

            During the fiscal year ended June 30, 2005, the Company issued 172,881,526 shares of common stock having a value of $100,000 in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

(D) Stock Issued For Convertible Debt

            During the fiscal year ended June 30, 2005, the Company issued 230,026,000 shares of common stock valued at $187,500 and $42,526 of principal and accrued interest, respectively, in full payment on the 10% secured convertible debt. No amount remains owed to Cornell Capital Partners, L.P. on the convertible debenture as of June 30, 2006.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

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

            Subject to adjustment for stock dividends, splits or recapitalization, the aggregate number of shares of common stock of the Company that may be issued or transferred under the Plan or upon which awards under the Plan may be granted is 700,000,000 shares, (i) 500,000,000 of which may be issued as Restricted Stock and (ii) 200,000,000 of which may be issued as incentive stock options or non-incentive stock options, some or all of which may be incentive stock options when issued to individuals entitled to receive incentive stock options. The shares may be authorized but unissued shares of common stock or reacquired shares of common stock, including shares purchased by the Company on the open market for purposes of the Plan. If and to the extent Options granted under the Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any Restricted Stock is forfeited, the shares subject to such Grants shall again be available for purposes of the Plan, unless otherwise provided by the Board.

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

            Pursuant to the terms of a Services Agreement between Mr. Wayne I. Danson, Danson Partners, LLC and the Company, (See Note 15(C)), on June 29, 2005 Mr. Danson received a share bonus of 200,000,000 restricted, fully vested shares of the Company's Common Stock (the "Stock Bonus"). These shares had a value of $140,000 and together with the Stock Grants above, have an aggregate value of $350,000 that was charged to earnings as compensation expense for the fiscal year ended June 30, 2005.

(F) Stock Issued For Services

            During the fiscal year ended June 30, 2005, the Company issued 5,000,000 shares of our common stock having a value of $7,500 to a third party for professional services rendered.

(G) Performance Bonuses

            In connection with the employment agreements with two executives of Cyber-Test, the Company agreed to set aside for the payment of cash bonuses an amount equal to 10% of net income of Cyber-Test during such fiscal years. For each fiscal year, the Company shall pay to each executive an annual performance bonus, in cash and/or restricted stock of the Company, equal to a portion of the Cyber-Test bonus pool, as determined by the Compensation Committee, in its sole discretion. During fiscal 2006, the Company issued a total of 50,000,000 shares of the Company's common stock valued at $35,000 to the executives for performance bonuses.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

NOTE 13. INCOME TAXES

            There was no income tax benefit or expense recorded for the years ended June 30, 2006 and 2005. The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the federal income tax rate of 34% in fiscal 2006 and 2005 to income before income taxes:

                                                 2006        2005
                                                 ----        ----

Federal income tax benefit at statutory rate   $ 195,000   $ 250,000
Change in deferred tax assets                     48,000     (91,000)
Non-taxable income and expenses                       --    (412,000)
Change in valuation allowance                   (243,000)    253,000
                                               ---------   ---------
Federal income tax benefit (expense)           $      --   $      --
                                               =========   =========

            The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss for the years ended June 30, 2006 and 2005. There was no tax benefit recorded relating to the increase in deferred tax assets.

            As of June 30, 2006, the Company had total net operating loss carryforwards (NOL) available to offset future federal taxable income of approximately $31,000,000 expiring in the fiscal years from 2016 through 2025. As of June 30, 2006, the Company also had approximately $4,000,000 of capital loss carryforwards, expiring in fiscal 2008 and 2010 that could be used to offset future federal taxable income. As of June 30, 2006, the Company had NOLs available to offset future Florida, New York and California taxable income of approximately $25,000,000, $17,000,000 and $11,000,000, respectively. The
Florida NOL expires from fiscal 2019 through 2026 and the New York NOL expires from fiscal 2023 through 2026.

            Deferred tax assets and liabilities as of June 30, 2006 were comprised of the following:

Deferred tax assets (liabilities):
Capital loss carryover               $  1,352,000
Net operating loss carryover           13,446,000
Property and equipment                   (198,000)
                                     ------------
                                       14,600,000
Valuation allowance                   (14,600,000)
                                     ------------
Net deferred tax assets              $         --
                                     ============

            Realization of the Company's deferred tax assets is dependent upon future income in specific tax jurisdictions. The Company has evaluated all significant available positive and negative evidence, the existence of losses in the recent years and forecast of future taxable income (loss) in determining the need for a valuation allowance. At June 30, 2006 and 2005, the Company recorded a 100% valuation allowance against the net deferred tax assets to reduce them to zero.

NOTE 14. MAJOR CUSTOMERS

            During the fiscal year ended June 30, 2006 and 2005, Cyber-Test sales to two customers accounted for approximately 90% and 83% of its sales, respectively. As of June 30, 2006, accounts receivable from two major customers aggregated $303,000, or 81% of accounts receivable.

NOTE 15. COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Commitments

            The Company, through a license agreement effective December 1, 2004 with Danson Partners, LLC, a party related to our chief executive officer, occupies a 499 square foot office facility having a monthly lease obligation of $1,478, as adjusted annually. The term of the Company's license agreement is a month-to-month term and is at fair market rental.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

            Cyber-Test leases a 29,000 square foot office/warehouse facility under a one-year triple net lease that commenced on August 1, 2004 and ends on July 31, 2005, and carries two one-year options at a monthly lease obligation of $13,900. Cyber-Test exercised its one-year options and extended its lease to July 31, 2007. The lease is renewable on a year-to-year basis by providing written notice 60 days prior to the expiration of the then current term.

(B) Legal Matters

            The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2006, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

            On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of our then majority-owned subsidiary Pacific Magtron International Corp. ("PMIC"), for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among us and Mr. Li and Ms. Lee. On December 8, 2005, defendants answered the complaint and asserted various defenses to the claims set forth therein.

            In January 2006, Theodore S. Li and Cynthia Lee brought suit against us and certain of our officers and directors in the California Superior Court, Santa Clara County. In the complaint, plaintiffs alleged, among other things, fraud, intentional misrepresentation, breach of contract, breach of implied covenant of good faith and fair dealing, violation of the California Labor Code, violation of the Business of Professions Code of California, and defamation.

            In July, 2006, we, PMIC, Mr. Li, Ms. Lee and others entered into a Mutual Settlement Agreement and Release (the "Settlement Agreement") with respect to the settlement of the above litigation and other potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, and Wayne Danson, our Chief Executive Officer. PMIC's entry into the Settlement Agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of PMIC's Plan of Reorganization. Under PMIC's Plan of Reorganization, ACT contributed $50,000 on behalf of PMIC's stockholders to effectuate the plan of reorganization and a subsidiary of PMIC merged with an unrelated entity, Herborium, Inc. In connection with the merger, PMIC changed its name to Herborium Group, Inc. Upon closing of the merger, the Company paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. To the extent permissible, PMIC will reimburse ACT for this payment using available cash or other assets remaining in the PMIC bankruptcy estate after final distribution under the Plan. We currently do not expect PMIC to contribute more than $25,000 to this reimbursement, and may not contribute any amount. In addition, Li and Lee received certain shares of common stock of Herborium Group. If these shares do not have a value of $.10 or greater at the end of a 150 day lock-up period, the difference will be made up, at our option, by cash payments from us or delivery of additional 1,750,000 shares of Herborium/PMIC common stock which would otherwise be issued to our stockholders under PMIC's Plan of Reorganization and has been escrowed. A special stock distribution of shares of Herborium Group will be made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a
0.001652911 share of Herborium common stock for each share of our common stock.

            A more detailed description of the terms of the Settlement Agreement is contained in our Current Report on Form 8-K filed with the SEC on August 16, 2006.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

(C) Executive Employment Contracts

On June 7, 2005, the Company entered into a Services Agreement with Wayne I. Danson and Danson Partners, LLC, a limited liability company of which Mr. Danson is a principal ("DPL"). Under the Services Agreement, effective as of January 1, 2005 and expiring on the second anniversary thereof unless earlier terminated in accordance with its terms, the Company will pay DPL an annual base fee of $250,000 for, among other services, Mr. Danson to serve as the Company's President, Chief Executive Officer and Chief Financial Officer (through September 25, 2006). DPL is also entitled to (i) a cash bonus of $250,000, of which $125,000 has not been paid as of the date of this report, and (ii) a share bonus of 200,000,000 fully vested shares of the Company's Common Stock issued contemporaneously with the execution of the Services Agreement. The Company may grant cash bonuses, restricted shares of Common Stock, or options to DPL in consideration for Mr. Danson's services, with a vesting schedule and other terms established by the Company's Compensation Committee in its sole discretion. Neither Mr. Danson nor DPL receives consideration for Mr. Danson's service as a director of the Company.

            On September 25, 2006, the Company entered into two separate, two-year employment agreements with a Chief Operating Officer and Chief Financial Officer, with each agreement having a one-year option at the Company's election. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $400,000 in the first year, $425,000 in the second year and $450,000 in the option year. Further, an aggregate of 100,000,000 restricted shares of the Company's common stock were awarded at the closing price per share at the date of grant, September 25, 2006, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.

            On June 3, 2004, we entered into a three-year employment agreement with Lisa Welton and Thomas Sutlive ("Cyber-Test Executives"). In accordance with the terms of the Cyber-Test Executives' employment agreements, the Cyber-Test Executives are entitled to a total of $230,000 annual salaries and incentive bonuses determined at the discretion of our Compensation Committee based on their contribution to our overall performance as well as a bonus based on the overall separate business and financial performance of Cyber-Test.

NOTE 16. RELATED PARTIES

(A) Legal Counsel

            Certain of the Company's legal counsel are stockholders and directors of the Company. The Company has paid these attorneys, for current and prior legal services, an aggregate of $4,051 and $76,882 during the fiscal years 2006 and 2005, respectively. At June 30, 2006, the Company owed $1,100 to these attorneys.

(B) President, Chief Executive Officer and Chief Financial Officer

            Per terms of the Service Agreement, DPL, for current and prior executive and financial services, was paid $362,476 in cash and $140,000 in stock during the fiscal year 2005. Payments made to DPL in fiscal 2006 amounted to $135,700. At June 30, 2006 and 2005, the Company owed $257,600 and $0, respectively, to DPL for compensatory services.

            The Company, through a license agreement effective December 1, 2004 with DPL, occupies an office facility having a monthly lease obligation of $1,478, as adjusted annually. See Note 15(A).

            On April 24, 2006, the Company issued an unsecured promissory note to the Company's President for loan proceeds of $35,000. See Note 10(B). On September 18, 2006, the Company received $50,000 from this executive for the purchase of our Series A-1 Preferred Stock.

(C) Independent Directors

            Certain of the Company's independent directors were contracted to provide business services to the Company. The Company paid these independent directors, for current and prior business services, an aggregate of $23,406 in cash during the fiscal year 2005. There was no payment made to these directors in fiscal 2006. At June 30, 2006, the Company owed these independent directors a total of $125,000 for director services rendered during the year ended June 30, 2006 and for the three months ended June 30, 2005.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2006

NOTE 17. SEGMENT INFORMATION

            The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". For the fiscal year ended June 30, 2006 and 2005, the Company primarily operated in one segment - Cyber-Test, Inc., a repair and depot exchange of office and consumer electronics. During fiscal 2006, the Company also operated Encompass Electronics Recovery, an electronic asset recovery and distribution center. For the year ended June 30, 2006, the Company's asset recovery and distribution services business had less than 1% of the total revenue and accordingly, the financial results have not been separately reported as a business segment. Pacific Magtron International Corp. ceased its operations in fiscal 2005 and its financial results have been reclassified as discontinued operations.

NOTE 18. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

            The following are the payments made during the fiscal years ended June 30, 2006 and 2005 for income taxes and interest:

                 2006      2005
                 ----      ----
Income taxes   $    --   $    --
Interest       $16,328   $19,481

      During the fiscal year ended June 30, 2006 and 2005, the Company issued certain common shares for consideration other than cash.

      Fiscal Year Ended June 30, 2006:

      (1) The Company issued and transferred 16,666,667 shares of common stock valued at $13,333 into an escrow relating to the Earn-Out Shares. See Note 6.

      (2) The Company issued a total of 50,000,000 shares of common stock valued at $35,000 to Ms. Welton and Mr. Sutlive for performance bonuses. See Note 12(G).

      (3) 615 shares of Series A Preferred Shares and 40 shares of Series B Preferred Shares were converted into 885,994,544 shares and 63,492,064 shares, respectively, of the Company's common stock. See
            Note 12(B).

      Fiscal Year Ended June 30, 2005:

      (1) The Company issued 230,026,000 shares of common stock in full payment of $187,500 of principal and $42,526 of accrued interest on the 10% Secured Convertible Debenture.

      (2) The Company issued 172,881,526 shares of common stock valued at $100,000 in partial repayment of its short-term promissory note.

      (3) The Company issued 5,000,000 shares of common stock valued at $7,500 for professional services.

      (4) The Company issued 400,000,000 shares of common stock valued at $200,000 to various Series B Convertible Preferred shareholders upon conversion of their shares.

      (5) The Company issued 500,000,000 shares of common stock valued at 350,000 to certain officers and directors as compensation.

      (6) The Company issued 12,500,000 shares of common stock as the earned portion of deferred compensation.


                                ~ end of filing ~