Form 10QSB
period 2006-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2006-11-14
CIK 1100820

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

                  For the Three Months Ended September 30, 2006

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

As of October 12, 2006, there were 4,679,030,401shares of the registrant's no par value common stock issued and outstanding.

Transmittal Small Business Disclosure Format (check one):

Yes |_| No |X|

                   ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
                              INDEX TO FORM 10-QSB

Part I-Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets As Of September 30, 2006
            (Unaudited) And June 30, 2006

          Condensed Consolidated Statements Of Operations For The Three
            Months Ended September 30, 2006 And 2005 (Unaudited)

          Condensed Consolidated Statement Of Stockholders' Equity For
            The Three Months Ended September 30, 2006 (Unaudited)

          Condensed Consolidated Statements Of Cash Flows For The Three
            Months Ended September 30, 2006 And 2005 (Unaudited)

          Notes To Condensed Consolidated Financial Statements As Of
            September 30, 2006 (Unaudited)

Item 2.   Management's Discussion And Analysis Or Plan Of Operation

Item 3.   Controls And Procedures

Part II-Other Information

Item 1.   Legal Proceedings

Item 2.   Unregistered  Sales of Equity Securities And Use Of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission Of Matters To A Vote Of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

As used herein, the terms the "Company," "Advanced Communications Technologies," "ACT," "we," "us" or "our" refer to Advanced Communications Technologies, Inc., a Florida corporation.

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

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30,
                                                                               2006
                                                                           (Unaudited)    June 30, 2006
                                                                          -------------   -------------
ASSETS
  Current Assets
    Cash and cash equivalents                                              $    759,562   $    756,093
    Accounts receivable, net of allowance for doubtful
    accounts of $5,290 and $4,634, respectively                                 385,291        372,273
    Replacement parts and equipment                                             411,113        414,425
    Prepaid expenses and other current assets                                   128,841        119,961
                                                                           ------------   ------------
  Total Current Assets                                                        1,684,807      1,662,752
                                                                           ------------   ------------
  Property and equipment, net                                                   221,983        228,361
  Other Assets
    Other assets                                                                     --          7,601
    Deferred acquisition costs                                                  413,369        301,921
    Licensed Intangibles and rights                                             400,000        400,000
    Goodwill                                                                  2,624,388      2,624,388
                                                                           ------------   ------------
  Total Other Assets                                                          3,437,757      3,333,910
                                                                           ------------   ------------
TOTAL ASSETS                                                               $  5,344,547   $  5,225,023
                                                                           ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Current Liabilities
    Notes payable and current portion of capitalized lease obligation      $    641,659   $    965,909
    Accounts payable and accrued expenses                                     2,318,986      1,993,193
                                                                           ------------   ------------
  Total Current Liabilities                                                   2,960,645      2,959,102
  Capitalized lease obligation, less current portion                              8,904         15,340
                                                                           ------------   ------------
TOTAL LIABILITIES                                                             2,969,549      2,974,442
                                                                           ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 25,000 shares authorized:
    Series A convertible preferred stock, $.01 par value, 3,270 and
      3,585 shares issued and outstanding as of September 30, 2006 and June 30, 2006, respectively (liquidation value of
      $3,270,000 and $3,585,000 as of September 30, 2006 and
      June 30, 2006, respectively)                                                   33             36
    Series A-1 convertible preferred stock, $.01 par value, 340 shares issued and outstanding as of September 30, 2006 (liquidation
      value of $340,000)                                                              3             --
    Series B convertible preferred stock, $.01 par value, 40 and 60 shares issued and outstanding as of September 30, 2006 and
      June 30, 2006, respectively (liquidation value of $40,000 and
      $60,000 as of September 30, 2006 and June 30, 2006, respectively)               1              1
  Common stock, no par value, 5,000,000,000 shares authorized,
    4,617,302,006 and 4,167,927,006 shares issued and outstanding as of
    September 30, 2006 and June 30, 2006, respectively;                      30,808,040     30,455,040
  Additional paid-in capital                                                  4,324,894      4,397,037
  Accumulated deficit                                                       (32,685,973)   (32,601,533)
  Deferred Compensation                                                         (72,000)            --
                                                                           ------------   ------------
  Total Stockholders' Equity                                                  2,374,998      2,250,581
                                                                           ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  5,344,547   $  5,225,023
                                                                           ============   ============

       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For The Three Months Ended
                                                     -------------------------------
                                                              September 30,
                                                     -------------------------------
                                                          2006             2005
                                                     --------------   --------------
NET SALES                                            $    2,140,837   $    2,288,683
COST OF SALES                                             1,374,856        1,552,322
                                                     --------------   --------------
GROSS PROFIT                                                765,981          736,361
                                                     --------------   --------------
OPERATING EXPENSES
    Depreciation and amortization                            19,536           79,638
    Professional and consulting fees                        150,738           75,746
    Selling, general and administrative expenses            668,730          985,465
                                                     --------------   --------------
TOTAL OPERATING EXPENSES                                    839,004        1,140,849
                                                     --------------   --------------
Loss From Operations Before Other Expense                   (73,023)        (404,488)
OTHER EXPENSE
    Interest expense, net                                   (11,417)         (20,483)
                                                     --------------   --------------
NET LOSS                                             $      (84,440)  $     (424,971)
                                                     ==============   ==============
Net loss per share - basic and dilutive              $           --   $           --
                                                     ==============   ==============
Weighted average number of shares
  outstanding during the year - basic and dilutive    4,449,489,506    3,152,792,753
                                                     ==============   ==============

       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                   COMMON STOCK           PREFERRED STOCK
                           ---------------------------   ----------------   ADDITIONAL
                                                                              PAID IN     ACCUMULATED     DEFERRED
                               SHARES         AMOUNT     SHARES    AMOUNT     CAPITAL       DEFICIT     COMPENSATION      TOTAL
                           -------------   -----------   ------   -------   ----------   ------------   ------------   ----------
BALANCE AT
  JUNE 30, 2006            4,167,927,006   $30,455,040   3,645    $    37   $4,397,037   $(32,601,533)    $     --     $2,250,581
Common stock issued on
  conversion of Series A
  preferred stock            321,875,000       315,000    (315)        (3)    (314,997)            --           --             --
Common stock issued on
  conversion of Series B
  preferred stock             20,000,000        20,000     (20)        --      (20,000)            --           --             --
Issuance of Series A-1
  preferred stock                                          340          3      339,997             --           --        340,000
Issuance of common stock
  to officers                 20,000,000        18,000                 --       72,000             --      (72,000)        18,000
Issuance of common stock
  to escrow pursuant to
  litigation settlement       87,500,000            --                 --                          --           --             --
Accrued distribution of
  common shares of
  Herborium Group, Inc.
  to shareholders                     --            --      --         --     (149,143)            --           --       (149,143)
Net loss for the period                                                                       (84,440)          --        (84,440)
                           -------------   -----------   -----    -------   ----------   ------------     --------     ----------
BALANCE AT
  SEPTEMBER 30, 2006       4,617,302,006   $30,808,040   3,650    $    37   $4,324,894   $(32,685,973)    $(72,000)    $2,374,998
                           =============   ===========   =====    =======   ==========   ============     ========     ==========

       See accompany notes to condensed consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For the Three Months Ended
                                                                   September 30,
                                                            --------------------------
                                                                 2006        2005
                                                              ---------   ---------
CASH FLOWS PROVIDED BY (USED IN) CONTINUING OPERATIONS:
Net loss                                                      $ (84,440)  $(424,971)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                                  19,536      79,638
  Common stock issued for services                               18,000          --
Changes in operating assets and liabilities:
(Increase) decrease in assets:
  Accounts receivable                                           (13,018)   (373,824)
  Replacement parts and equipment                                 3,312         315
  Prepaid expense/security deposits                              (1,279)    (16,830)
Increase in liabilities:
  Accounts payable and accrued expenses                         176,650     288,686
                                                              ---------   ---------
Net cash provided by (used in) operating activities             118,761    (446,986)
                                                              ---------   ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets                                        (13,158)     (3,936)
Deferred acquisition costs                                     (111,448)         --
                                                              ---------   ---------
Net cash used in investing activities                          (124,606)     (3,936)
                                                              ---------   ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized lease      (330,686)     (5,029)
Proceeds from sale of Series A-1 preferred stock                340,000          --
                                                              ---------   ---------
Net cash provided by (used in) financing activities               9,314      (5,029)
                                                              ---------   ---------
Net increase (decrease) in cash                                   3,469    (455,951)
Cash and cash equivalents at beginning of period                756,093     836,876
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 759,562   $ 380,925
                                                              =========   =========

           See accompanying notes to consolidated financial statements

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1. BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

      Unless the context requires otherwise, "we", "us", "our" "ACT" or the "Company" refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

      We are a New York-based public holding company specializing in the technology after-market service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. a Delaware corporation ("Encompass"), acquires and operates businesses that provide computer and electronics repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. We seek to acquire investments in various profitable businesses within our industry.

      Encompass seeks to become a leader in the integrated technology and services industry through the acquisition of assets and companies in that industry. Among other activities, Encompass is focused on eliminating the risks associated with environmental compliance in the e-Recycle industry by repairing, refurbishing, sorting and selling old components to specialized processors, such as smeltering plants.

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

(B) Basis of Accounting

      The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $84,440 for the three months ended September 30, 2006 and $573,841 for the year ended June 30, 2006. The Company had a working capital deficiency of $1,275,838 and $1,296,350 as of September 30, 2006 and June 30, 2006,
respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management is pursuing additional capital and debt financing and the acquisitions of profitable businesses. However, there is no assurance that these efforts will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(C) Financial Statement Presentation And Principles Of Consolidation

      The consolidated financial statements include the Company and all of its wholly-owned subsidiaries. The Company consolidates all majority-owned and controlled subsidiaries, uses the equity method of accounting for investments in which the Company is able to exercise significant influence, and uses the cost method for all other investments. All significant intercompany transactions have been eliminated in consolidation.

(D) Interim Financial Statements

      Financial statements as of September 30, 2006 and 2005 are unaudited but in the opinion of management the consolidated financial statements include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

(F) Allowance For Doubtful Accounts

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

(G) Replacement Parts and Equipment

      Replacement parts and equipment consists primarily of repair parts, consumable supplies for resale and used machines that are held for resale, and are stated at the lower of weighted average cost or market. The weighted average cost of replacement parts and equipment approximates the first-in, first-out ("FIFO") method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-usable replacement parts and equipment and records necessary provisions to reduce such replacement parts and equipment to net realizable value.

(H) Property and Equipment

      Property and equipment are stated at cost. Assets are depreciated using the straight-line method based on the following estimated useful lives:

Machinery and equipment   3 to 7 years
Furniture and fixtures    5 to 7 years
Leasehold improvements    Estimated useful life or length of the lease,
                          whichever is shorter

      Maintenance and repairs are charged to expense when incurred.

(I) Goodwill

      In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Goodwill." The fair value assigned to intangible assets acquired is either based on valuations prepared by management using certain estimates and assumptions or the values negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. As of September 30, 2006, these intangible assets were not impaired.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

(J) Revenue Recognition

      The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company includes shipping costs in cost of sales. Total shipping costs included in cost of sales for the three months ended September 30, 2006 and 2005 were $324,886 and $307,573, respectively. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company's total revenue for the year.

(K) Loss Per Share

      Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the three months ended September 30, 2006 and 2005, shares of common stock that could have been issued upon conversion of convertible preferred stock were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

(L) Concentration of Credit Risk

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(M) Recent Accounting Pronouncements

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position or results of operations.

      In June 2006, the FASB issued Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes." This interpretation of FASB Statement No. 109, "Accounting for Income Taxes," prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Management does not believe the adoption of FIN 48 will have a material impact on the Company's financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not believe the adoption of SFAS No. 157 will have a material impact on the Company's financial position or results of operations.

NOTE 2. STOCKHOLDERS' EQUITY

      On September 13, 2006, the Company amended its articles of incorporation to authorize the issuance of up to 1,000 shares of $0.01 par value Series A-1 Convertible Preferred Stock. The Series A-1 Preferred generally ranks junior to the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (collectively "the Senior Stock") and is senior to the Company's common stock and all series of preferred stock other than the Senior Stock. Subject to certain adjustments, the Series A-1 Preferred is, after December 31, 2006, convertible into shares of Common Stock at a conversion price of (a) $0.01 per share, or (b) eighty percent (80%) of the average of the three (3) lowest closing bid prices of the Common Stock for the ten (10) trading days immediately preceding the date of conversion, whichever is lower. The Company may redeem the shares of Series A-1 Preferred at any time, upon notice to the holders, for a price equal to 120% of the amount paid per share (the "Liquidation Amount"), and is mandatorily redeemable upon the Company's receipt of an aggregate of $35,000,000 through any combination of debt and equity investments and financing facilities. Upon such event, the holders may exercise the right to convert their shares of Series A-1 Preferred into shares of the Company's common stock. The Series A-1 Preferred does not have any voting rights.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

      On September 13, 2006, the Company sold 340 shares of Series A-1 Preferred Stock at a $1,000 per share. In connection with the sale of Series A-1 Preferred Stock, the Company received aggregate gross proceeds of $340,000 as follows: (a) $290,000 from officers and a former employee of the Company; and (b) $50,000 from an outside investor. In addition to the rights applicable to all holders of Series A-1 Preferred, the holders of Series A-1 Preferred Stock were granted certain piggyback registration rights in the event that the shares of Series A-1 Preferred are converted into shares of common stock.

      In conjunction with the Company's license of certain intangible assets, the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock (the "Series B Preferred Shares"), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part into shares of common stock on the same terms of the Series A Preferred Shares. During the three months ended September 30, 2006, holders of Series B Preferred Shares elected to convert 20 shares of their Series B preferred stock into 20,000,000 shares of the Company's common stock. At September 30, 2006, 40 Series B Preferred shares remain issued and outstanding.

      On September 25, 2006, the Company entered into two separate, two-year employment agreements with its Chief Operating Officer and Chief Financial Officer. Under the terms of the agreements, an aggregate of 100,000,000 restricted shares of the Company's common stock were awarded at the closing price per share at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment. As of September 30, 2006, 20,000,000 shares of the Company's stock valued at $18,000 have been issued to these two officers.

NOTE 3. MAJOR CUSTOMERS

      For the three months ended September 30, 2006 and 2005, sales to two customers accounted for approximately 90% of our sales. As of September 30, 2006, accounts receivable from these two customers aggregated approximately $285,000 or 76% of accounts receivable.

NOTE 4. SEGMENT INFORMATION

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". For the three months ended September 30, 2006 and 2005, the Company primarily operated in one segment, the repair and depot exchange of office and consumer electronics. For the three months ended September 30, 2005, the Company also operated Encompass Electronics Recovery, an electronic asset recovery and distribution center. For the three months ended September 30, 2006 and 2005, the Company's asset recovery and distribution services business had less than 1% of the total revenue and accordingly, the financial results have not been separately reported as a business segment.

NOTE 5. COMMITMENTS AND CONTINGENCIES

      On September 25, 2006, the Company entered into two separate, two-year employment agreements with a Chief Operating Officer and Chief Financial Officer, with each agreement having a one-year option at the Company's election. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $425,000 in the first year, $450,000 in the second year and $500,000 in the option year. Further, an aggregate of 100,000,000 restricted shares of the Company's common stock were awarded at the closing price per share at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

      In July, 2006, the Company, Pacific Magtron International Corp. (PMIC), Mr. Li and Ms. Lee (Former Executives) and others entered into a Mutual Settlement Agreement and Release (the "Settlement Agreement") with respect to the settlement of the litigation and other potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, and Wayne Danson, our Chief Executive Officer. PMIC's entry into the Settlement Agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of PMIC's Plan of Reorganization. Under PMIC's Plan of Reorganization, ACT contributed $50,000 as of June 30, 2006, and an additional $100,000 during the three months ended September 30, 2006 on behalf of PMIC's stockholders to effectuate the plan of reorganization and a subsidiary of PMIC merged with an unrelated entity, Herborium, Inc. In connection with the merger, PMIC changed its name to Herborium Group, Inc. Upon closing of the merger on September 18, 2006, the Company paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. In addition, Li and Lee are entitled to receive certain shares of common stock of Herborium Group. If these shares do not have a value of $.10 or greater at the end of a 150 day lock-up period, the difference will be made up, at our option, by cash payments from us or delivery of additional 1,750,000 shares of Herborium/PMIC common stock which would otherwise be issued to our stockholders under PMIC's Plan of Reorganization and has been escrowed. A special stock distribution of shares of Herborium Group will be made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock. As of September 30, 2006, 87,500,000 shares of the Company's common stock have been issued, are held in escrow and are to be cancelled by the Company upon the issuance of the Herborium Group, Inc. shares. Under the court approved PMIC plan of reorganization, the Company has been acting as the disbursing agent and administrator for the remaining assets of PMIC since September 19, 2006. As of September 30, 2006, the Company held approximately $81,000 in trust for the payment of administrative and creditor claims.

NOTE 6. RELATED PARTIES

      Certain of the Company's legal counsels are stockholders and directors of the Company. The Company incurred $275 for one of these attorneys' services during the three months ended September 30, 2006. At September 30, 2006, the Company owed $1,375 to this attorney.

      Per terms of the Service Agreement with Danson Partners, LLC ("DPL"), the Company accrued $62,500 for Mr. Danson's services as President and Chief Executive Officer and $4,999 for reimbursable expenses for the three months ended September 30, 2006. During the quarter ended September 30, 2006, the Company reimbursed DPL $9,776 for expenses previously incurred for the Company and did not make any payment for DPL's services. At September 30, 2006, the Company owed a total of approximately $293,000 to DPL for compensatory services and reimbursable expenses.

NOTE 7. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

      The following are the payments made during the three months ended September 30, 2006 and 2005 for income taxes and interest:

                2006     2005
               ------   ------
Income taxes   $3,913   $2,010
Interest       $    0   $    0

      During the three months ended September 30, 2006 and 2005, the Company issued certain common shares for consideration other than cash.

           ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

Three Months Ended September 30, 2006:

      (1) 315 shares of Series A Preferred Shares and 20 shares of Series B Preferred Shares were converted into 321,875,000 shares and 20,000,000 shares, respectively, of the Company's common stock.

      (2) 20,000,000 shares of the Company's common stock were issued to certain officers of the Company in pursuant of the employment contracts with the Company.

Three Months Ended September 30, 2005:

      (1) 15 shares of Series A Preferred Shares were converted into 18,750,000 shares of the Company's common stock.

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

General

      We are a New York-based public holding company specializing in the technology after-market service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), acquires and operates businesses that provide computer and electronics repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. The Company operated in one business segment, the repair and refurbishment component of the reverse logistics industry.

Financial Condition

      We incurred a consolidated net loss of $84,000 for the three months ended September 30, 2006 and $574,000 for the year ended June 30, 2006, and we had a working capital deficiency of $1,276,000 as of September 30, 2006. For the three months ended September 30, 2006, we have funded our ongoing operations from working capital generated by Cyber-Test and the issuance of preferred stock. However, these amounts have not been sufficient to fund all of our corporate overhead. Our ability to continue as a going concern is dependent upon achieving profitability and generating sufficient cash flows to meet our obligations as they come due.

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our fiscal 2006 and 2005 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Summary of Results of Operations

      The following table sets forth certain selected financial data as a percentage of sales for the three months ended September 30, 2006 and 2005:

                                             2006    2005
                                            -----   -----
Net sales                                   100.0%  100.0%
Cost of sales                                64.2    67.8
                                            -----   -----
Gross profit                                 35.8    32.2
Operating expenses                           39.2    49.8
                                            -----   -----
Loss from operations before other expense    (3.4)  (17.6)
Other expenses                               (0.5)   (0.9)
                                            -----   -----
Net loss                                     (3.9)% (18.5)%
                                            =====   =====

Net Sales

      Net sales for the three months ended September 30, 2006 amounted to $2,141,000 as compared to net sales of $2,289,000 for the three months ended September 30, 2005, a decrease of $148,000, or 6.5%. Cyber-Test, our core operating business unit, experienced a 6.5% decrease in net sales for the three months ended September 2006 compared to the comparable period in 2005. The decrease in net sales was primarily due to reduced repair orders from a major customer for a certain type of equipment during the period ended September 30, 2006 compared to the same period in 2005, partially offset by an increase in repair orders from another major customer for another type of equipment.

Cost of Sales

      Our cost of sales totaled $1,375,000 for the three months ended September 30, 2006 as compared to $1,552,000 for the three months ended September 30, 2005 a decrease of $177,000, or 11.4%. The decrease in cost of sales is primarily due to the aforementioned decrease in Cyber-Test's net sales, as well as an improvement of Cyber-Test's replacement parts purchase management. The decrease in cost of sales was also attributable to a decrease in parts costs as charges to write off excess parts were higher in the earlier period. The improvement in Cyber-Test's gross margin to 35.8% for the three months ended September 30, 2006 compared to gross margin of 32.2% in the 2005 period was attributable to such reduction in replacement parts write offs in the current period compared to the earlier period.

Operating Expenses

      Total operating expenses for the three months ended September 30, 2006 and 2005 were $839,000 and $1,141,000, respectively, representing a $302,000, or 26.5%, decrease from the three months ended September 30, 2005. The decrease was primarily attributable to decreases in depreciation and amortization expense and selling, general and administrative expenses of $60,000 and $317,000, respectively, offset by an increase of $75,000 in professional and consulting expenses as compared to the three months ended September 30, 2005.

      Depreciation and amortization expense for the three months ended September 30, 2006 amounted to $20,000 compared to $80,000 for the three months ended September 30, 2005. The decrease was principally due to amortization of deferred compensation recorded in the three months ended September 30, 2005, with no such expense recorded in the quarter ended September 30, 2006.

      Professional and consulting fees increased from $76,000 for the three months ended September 30, 2005 to $151,000 for the three months ended September 30, 2006. The increase of $75,000 in the current period compared to the prior year period was primarily due to an increase in legal fees associated with the PMIC bankruptcy proceeding and litigation settlement.

      Selling, general and administrative expenses decreased by $317,000 from $985,000 for the three months ended September 30, 2005 to $669,000 for the three months ended September 30, 2006, due to decreases in compensation expense and Encompass' operating expenses of $170,000 and $156,000, respectively. The decrease in compensation expense was primarily due to a non-recurring charge for a bonus to an officer incurred in the earlier period and the effect of a deferral of $54,000 of officer's compensation in the current period related to the acquisition of certain targeted businesses. Encompass, which ceased operations in California effective June 30, 2006 incurred no expenses in the three months ended September 30, 2006, whereas it incurred expenses of approximately $156,000 in the three months ended September 30, 2005.

Other Expense

      Interest expense for the three months ended September 30, 2006 was $11,000 compared to $20,000 for the three months ended September 30, 2005. The decrease is primarily due to a decrease in the amount of notes payables and capital leases outstanding in the three months ended September 30, 2006 compared to the comparable period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of $84,000 for the three months ended September 30, 2006 and $574,000 for the year ended June 30, 2006. The Company had a working capital deficiency of $1,276,000 as of September 30, 2006. For the year ended June 30, 2006 and for the three months ended September 30, 2006, we have funded our ongoing operations from working capital generated by Cyber-Test. However, these amounts have not been sufficient to fund all of our corporate overhead. The Company incurred a substantial amount of legal expenses during the quarter ended September 30, 2006 and for the year ended June 30, 2006. Our professional and consulting fees increased from $76,000 for three months ended September 30, 2005 to $151,000 for the three months ended June 30, 2006. We also incurred $108,000 and $302,000 of legal, accounting and consulting costs relating to the potential acquisition of certain targeted businesses for the three months ended September 30, 2006 and the year ended June 30, 2006, respectively. Additionally, during fiscal 2006 the Company settled litigation with former PMIC executives for $325,000, which was paid, in full, on September 18, 2006.

      On September 13, 2006, we sold 340 shares of our Series A-1 Preferred Stock for proceeds of $340,000. A portion of these proceeds was used to pay the $325,000 to former PMIC executives. Our existing sources of liquidity, including cash resources and cash provided by operating activities will not provide us with sufficient resources to meet our present obligations and the working capital and cash requirements for the next 12 months. Consequently, we are actively pursuing but have not yet secured a working capital facility to provide us with the necessary working capital over the next 12 months. The Company's ability to continue as a going concern is dependent upon achieving profitability and generating sufficient cash flows to meet its obligations as they come due, and obtaining additional equity or debt financing.

      We are pursuing equity and debt financing for the acquisition of profitable businesses within our industry. In April 2006, we engaged Janney Montgomery Scott, LLC, a Philadelphia-based investment banking firm, to assist us in securing an acquisition debt facility and/or long-term strategic equity investors, for the purpose of providing us with acquisition funds and funds for ongoing working capital needs and a planned recapitalization of our common and preferred stock. There can be no assurance that we will be able to obtain financing to meet working capital needs at suitable valuations or rates of interest, if at all. In addition, there is no guarantee that we will be able to secure financing to permit us to pursue strategic acquisitions and investments.

      On September 25, 2006, the Company entered into two separate, two-year employment agreements with a Chief Operating Officer and Chief Financial Officer. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $425,000 in the first year, $450,000 in the second year and $500,000 in the option year. Further, an aggregate of 100,000,000 restricted shares of the Company's common stock were awarded at the closing price per share at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.

      We have total contractual obligations of $651,000 as of September 30, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

                                           Contractual Obligations
                                --------------------------------------------
                                  Total    1 Year or Less   More Than 1 Year
                                --------   --------------   ----------------
Notes payable                   $618,000     $ 618,000          $     --
Capitalized lease obligations     33,000        24,000             9,000
                                --------     ---------          --------
Total Contractual Obligations   $651,000     $ 642,000          $  9,000
                                ========     =========          ========

Net Cash Provided By (Used In) Operating Activities

      Net cash provided by operating activities was $119,000 for the three months ended September 30, 2006 compared to net cash used in operating activities of $447,000 for the three months ended September 30, 2005. Net cash provided by operating activities for the three months ended September 30, 2006 was principally due to an increase in accounts payable and accrued expenses of $177,000, which was partially offset by the loss from operations of $84,000.

      Net cash used in operating activities was $447,000 for the three months ended September 30, 2005. Cash used in operating activities was principally due to the net loss from operations of $425,000 and an increase in accounts receivable of $374,000, offset by an increase in accounts payable and accrued expenses of $289,000 and non-cash depreciation and amortization charges of $80,000.

Net Cash Provided By (Used In) Investing Activities

      Net cash used in investing activities of $125,000 for the three months ended September 30, 2006 was attributable to deferred legal, accounting and consulting costs of $111,000 relating to several contemplated acquisitions of certain targeted businesses. Net cash used in investing activities of $4,000 for the three months ended September 30, 2005 was attributable to purchases of fixed assets.

Net Cash Provided By (Used In) Financing Activities

      Net cash provided by financing activities of $9,000 for the three months ended September 30, 2006 was attributable to proceeds of $340,000 from the sale of our Series A-1 preferred stock, offset by principal payments of $331,000 on notes payable and capital leases. Net cash used in financing activities of $5,000 for the three months ended September 30, 2005 was attributable to principal payments on notes payable and capital leases.

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

We Have A History Of Losses, And May Incur Additional Losses

      We are a holding company with a limited history of operations. For the three months ended September 30, 2006 and the year ended June 30, 2006, we incurred an overall net loss of $84,000 and $574,000, respectively. We cannot be sure that we will be profitable in future years.

Our Independent Auditors Have Added A Going Concern Opinion To Our Financial Statements, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our fiscal 2006 and 2005 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems by generating sufficient operating profits to provide additional working capital. Our ability to obtain additional funding and pay off our obligations will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We Need Additional Capital to Fund our Present Liabilities

      At September 30, 2006, we had a working capital deficit of $1,276,000. It is unlikely that Cyber-Test's operations will be able to produce sufficient excess working capital to fund this deficit in the next 12 months. Therefore, we will be required to raise additional debt or equity funds to pay our present liabilities. In the event we are not able to raise sufficient funds in connection with proposed acquisitions, we may not have any sources of capital available to pay these liabilities.

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

We Have A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2006 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

      We had a working capital deficit of $1,276,000 as of September 30, 2006, which means that our current liabilities exceeded our current assets by $1,276,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2006 were not sufficient to satisfy all of our current liabilities on that date.

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

RISKS RELATED TO OUR STOCK

The Future Conversion Of Our Outstanding Series A, A-1 And B Convertible Preferred Stock Will Cause Dilution To Our Existing Shareholders, Which Means That Our Per Share Income And Stock Price Could Decline

      The issuance of shares upon any future conversion of the outstanding Series A, Series A-1 and Series B Convertible Preferred Stock will have a dilutive impact on our stockholders. As of September 30, 2006, we have $3,650,000 of outstanding shares at liquidation value of Series A, Series A-1 and Series B Convertible Preferred Stock that is convertible into shares of our common stock. Our Series A and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. Our Series A-1 Convertible Preferred Stock is convertible at a price of $.01 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price were equal to or greater than $.01 per share at the time of conversion, the Series A, A-1 and B Convertible Preferred Stock would be convertible into an aggregate of 365,000,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 365,000,000. If such conversions had taken place at $0.0008, our recent stock price, then holders of our Convertible Preferred Stock would have received 4,668,750,000 shares of our common stock. As a result, the market price of our common stock could decline due to the dilutive effect of such additional shares of common stock.

The Conversion Of Our Series A Convertible Preferred Stock Could Cause A Change Of Control

      The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. Cornell Capital Partners, L.P. holds $2,120,000 of our Series A Convertible Preferred Stock, which if converted at $0.0008 per share would result in the issuance of up to 2,650,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own approximately 37% of our then outstanding shares of Common Stock. In such event, Cornell Capital Partners, L.P. would be a major shareholder and might be able to exercise control of us by electing directors and increasing the number of authorized shares of common stock that we could issue or otherwise.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

      As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 240.13a-15(e) or 240.15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the September 30, 2006 quarterly period, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

      There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange
Act) during our first fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company has been, and may in the future be, involved as a party to various legal proceedings which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2006, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On September 30, 2006, we were in default for failure to pay an unsecured term note when due on June 30, 2005. The note has a principal balance of $275,000 and bears interest at the rate of 10%. The total amount of principal and interest due as of September 30, 2006 amounted to $320,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

Exhibit No.   Description                                            Location (1)
-----------   -----------                                            ------------
2.1           Asset Purchase Agreement dated May 27, 2004, by and    Incorporated by reference to Exhibit 10.1 to
              between Cyber-Test, Inc., a Delaware corporation,      the Company's Form 8-K filed with the SEC on
              and Cyber-Test, Inc., a Florida corporation.           June 18, 2004

2.2           Stock Purchase Agreement, dated as of December 10,     Incorporated by reference to Exhibit 2.14.1 to
              2004, among Advanced Communications Technologies,      the Company's Form 8-K filed with the SEC on
              Inc., Theodore S. Li and Hui Cynthia Lee.              December 14, 2004

3(I)(a)       Articles of Incorporation of Media Forum               Incorporated by reference to Exhibit 2.1 to
              International, Inc.                                    the Company's Form S-8 filed with the SEC on
                                                                     February 9, 2000

3(I)(b)       Second Amendment to Articles of Incorporation of       Incorporated by reference to Exhibit 2.2 to
              Telenetworx, Inc.                                      the Company's Form S-8 filed with the SEC on
                                                                     February 9, 2000

3(I)(c)       Third Amendment to Articles of Incorporation of        Incorporated by reference to Exhibit 2.3 to
              Media Forum International, Inc.                        the Company's Form S-8 filed with the SEC on
                                                                     February 9, 2000

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

3(I)(h)       Eighth Amendment to Articles of Incorporation          Incorporated by reference to Exhibit 3.1 to
                                                                     the Company's Form 8-K filed with the SEC on
                                                                     September 19, 2006

3(II)         Bylaws of the Company                                  Incorporated by reference to Exhibit 2.4 to
                                                                     the Company's Form S-8 filed with the SEC on
                                                                     February 9, 2000

4.1           6% Secured Convertible Promissory Note, dated          Incorporated by reference to Exhibit 10.1 to
              December 30, 2004, issued to Theodore S. Li.           the Company's Form 8-K filed with the SEC on
                                                                     January 5, 2005

4.2           6% Secured Convertible Promissory Note, dated          Incorporated by reference to Exhibit 10.2 to
              December 30, 2004, issued to Hui Cynthia Lee.          the Company's Form 8-K filed with the SEC on
                                                                     January 5, 2005

4.3           Secured Convertible Debenture                          Incorporated by reference to Exhibit 10.21 to
                                                                     the Company's Form 10-KSB filed with the SEC
                                                                     on December 6, 2002

4.4           Securities Purchase Agreement, dated November 2002,    Incorporated by reference to Exhibit 10.19 to
              by and among Advanced Communications Technologies,     the Company's Form 10-KSB filed with the SEC
              Inc. and Buyers.                                       on December 6, 2002

4.5           Investor Registration Rights Agreement, dated          Incorporated by reference to Exhibit 10.20 to
              November 2002, by and among Advanced Communications    the Company's Form 10-KSB filed with the SEC
              Technologies, Inc. and Investors.                      on December 6, 2002

4.6           Escrow Agreement, dated November 2002, by and among    Incorporated by reference to Exhibit 10.22 to
              Advanced Communications Technologies, Inc., Buyers,    the Company's Form 10-KSB filed with the SEC
              and Wachovia Bank, N.A.                                on December 6, 2002

4.7           Irrevocable Transfer Agent Instructions, dated         Incorporated by reference to Exhibit 10.23 to
              November 2002                                          the Company's Form 10-KSB filed with the SEC
                                                                     on December 6, 2002

4.8           Security Agreement, dated November 2002, by and        Incorporated by reference to Exhibit 10.24 to
              among Advanced Communications Technologies, Inc. and   the Company's Form 10-KSB filed with the SEC
              Buyers                                                 on December 6, 2002

4.9           6% Senior Unsecured Promissory Note, in the original   Incorporated by reference to Exhibit 10.2 to
              principal amount of $547,000 issued on June 3, 2004    the Company's Form 8-K filed with the SEC on
              by Cyber-Test, Inc., a Delaware corporation, in        June 18, 2004
              favor of Cyber-Test, Inc., a Florida corporation.

4.10          Escrow Agreement, dated June 3, 2004, by and between   Incorporated by reference to Exhibit 10.3 to
              Cyber-Test, Inc., a Delaware corporation, and          the Company's Form 8-K filed with the SEC on
              Cyber-Test, Inc., a Florida corporation.               June 18, 2004

4.11          Amendment No. 1 to 6% Unsecured Promissory Note        Incorporated by reference to Exhibit 10.35 to
              dated August 10, 2004.                                 the Company's Form 10-KSB filed with the SEC
                                                                     on November 3, 2004

4.12          Form of Exchange Agreement, dated June 24, 2004, by    Incorporated by reference to Exhibit 10.40 to
              and among Advanced Communications Technologies, Inc.   the Company's Form 10-KSB filed with the SEC
              and certain debenture holders of Hy-Tech Technology    on November 3, 2004
              Group, Inc.

4.13          Escrow Agreement dated May 28, 2004 by and among       Incorporated by reference to Exhibit 10.42 to
              Advanced Communications Technologies, Inc., Buyers     the Company's Form 10-KSB filed with the SEC
              and Butler Gonzalez, LLP, Escrow Agent.                on November 3, 2004

4.14          Investment Agreement dated May 28, 2004 by and         Incorporated by reference to Exhibit 10.43 to
              between Advanced Communications Technologies, Inc.     the Company's Form 10-KSB filed with the SEC
              and Cornell Capital Partners, LP.                      on November 3, 2004

4.15          Registration Rights Agreement dated May 28, 2004 by    Incorporated by reference to Exhibit 10.44 to
              and between Advanced Communications Technologies,      the Company's Form 10-KSB filed with the SEC
              Inc. and Cornell Capital Partners, LP.                 on November 3, 2004

4.16          Investment Agreement dated September 8, 2006 by and    Incorporated by reference to Exhibit 4.1 to
              between Advanced Communications Technologies, Inc.     the Company's Form 8-K filed with the SEC on
              and the Series A-1 Preferred Stockholders              September 19, 2006

10.1          Custodial and Stock Pledge Agreement, dated December   Incorporated by reference to Exhibit 10.3 to
              30, 2004, among Advanced Communications                the Company's Form 8-K filed with the SEC on
              Technologies, Inc., Theodore S. Li and Hui Cynthia     January 5, 2005
              Lee, and Quarles & Brady Streich Lang LLP.

10.2          Employment Agreement, dated December 30, 2004, among   Incorporated by reference to Exhibit 10.4 to
              Pacific Magtron International Corporation, Inc.,       the Company's Form 8-K filed with the SEC on
              Advanced Communications Technologies, Inc.,            January 5, 2005
              Encompass Group Affiliates, Inc., and Theodore S. Li.

10.3          Employment Agreement, dated December 30, 2004, among   Incorporated by reference to Exhibit 10.5 to
              Pacific Magtron International Corporation, Inc.,       the Company's Form 8-K filed with the SEC on
              Advanced Communications Technologies, Inc.,            January 5, 2005
              Encompass Group Affiliates, Inc., and Hui Cynthia Lee

10.4          Indemnity Agreement, dated December 30, 2004, among    Incorporated by reference to Exhibit 10.6 to
              Advanced Communications Technologies, Inc., Theodore   the Company's Form 8-K filed with the SEC on
              S. Li and Hui Cynthia Lee.                             January 5, 2005

10.5*         Form of Grant Instrument under Advanced                Incorporated by reference to Exhibit 10.1 to
              Communications Technologies, Inc. 2005 Stock Plan      the Company's Form 8-K filed with the SEC on
              for Non-Employee Director.                             July 6, 2005

10.6*         Form of Lock-Up Agreement for Executive                Incorporated by reference to Exhibit 10.2 to
              Officer/Director of Advanced Communications            the Company's Form 8-K filed with the SEC on
              Technologies, Inc.                                     July 6, 2005

10.7*         Form of Grant Instrument under Advanced                Incorporated by reference to Exhibit 10.3 to
              Communications Technologies, Inc. 2005 Stock Plan      the Company's Form 8-K filed with the SEC on
              for Executive Officer/Employee.                        July 6, 2006

10.8*         Services Agreement entered into on June 7, 2005 by     Incorporated by reference to Exhibit 10.1 to
              and among Advanced Communications Technologies,        the Company's Form 8-K filed with the SEC on
              Inc., Wayne I. Danson and Danson Partners, LLC.        July 13, 2005

10.9          Equity Line of Credit Agreement dated July 2003, by    Incorporated by reference to Exhibit 10.13 to
              and between Cornell Capital Partners, LP and           the Company's Form SB-2 filed with the SEC on
              Advanced Communications Technologies, Inc.             July 16, 2003

10.10         Registration Rights Agreement dated July 2003, by      Incorporated by reference to Exhibit 10.14 to
              and between Advanced Communications Technologies,      the Company's Form SB-2 filed with the SEC on
              Inc. and Cornell Capital Partners, LP.                 July 16, 2003

10.11         Placement Agent Agreement dated July 2003, by and      Incorporated by reference to Exhibit 10.15 to
              between Advanced Communications Technologies, Inc.     the Company's Form SB-2 filed with the SEC on
              and Westrock Advisors, Inc.                            July 16, 2003

10.12         Escrow Agreement dated July 2003, by and among         Incorporated by reference to Exhibit 10.16 to
              Advanced Communications Technologies, Inc., Cornell    the Company's Form SB-2 filed with the SEC on
              Capital Partners, LP, Butler Gonzalez LLP and First    July 16, 2003
              Union National Bank.

10.13         Consulting Agreement dated July 1, 2002 between        Incorporated by reference to Exhibit 10.26 to
              Advanced Communications Technologies, Inc. and         the Company's Form 10-KSB/A filed on February
              Randall H. Prouty.                                     7, 2003

10.14         NonCompetition Agreement, dated June 3, 2004, by and   Incorporated by reference to Exhibit 10.4 to
              among Cyber-Test, Inc., a Delaware corporation,        the Company's Form 8-K filed with the SEC on
              Cyber-Test, Inc., a Florida corporation, and the       June 18, 2004
              shareholders of Cyber-Test.

10.15         Employment Agreement, dated June 3, 2004, by and       Incorporated by reference to Exhibit 10.5 to
              between Cyber-Test, Inc., a Delaware corporation,      the Company's Form 8-K filed with the SEC on
              and Lisa Welton.                                       June 18, 2004

10.16         Employment Agreement, dated June 3, 2004, by and       Incorporated by reference to Exhibit 10.6 to
              between Cyber-Test, Inc., a Delaware corporation,      the Company's Form 8-K filed with the SEC on
              and Thomas Sutlive.                                    June 18, 2004

10.17         Agreement, dated May 27, 2004, by and among            Incorporated by reference to Exhibit 10.36 to
              Encompass Group Affiliates, Inc., Hy-Tech Technology   the Company's Form 10-KSB filed with the SEC
              Group, Inc. and Hy-Tech Computer Systems, Inc.         on November 3, 2004

10.18         Customer Lists License Agreement, dated June 24,       Incorporated by reference to Exhibit 10.37 to
              2004, by and among Encompass Group Affiliates, Inc.,   the Company's Form 10-KSB filed with the SEC
              Hy-Tech Technology Group, Inc. and Hy-Tech Computer    on November 3, 2004
              Systems, Inc.

10.19         Websites License Agreement, dated June 24, 2004, by    Incorporated by reference to Exhibit 10.38 to
              and among Encompass Group Affiliates, Inc., Hy-Tech    the Company's Form 10-KSB filed with the SEC
              Technology Group, Inc. and Hy-Tech Computer Systems,   on November 3, 2004
              Inc.

10.20         NonCompetition and Nondisclosure Agreement by and      Incorporated by reference to Exhibit 10.39 to
              among Encompass Group Affiliates, Inc., Hy-Tech        the Company's Form 10-KSB filed with the SEC
              Technology Group, Inc. and Hy-Tech Computer Systems,   on November 3, 2004
              Inc.

10.21*        Employment Agreement dated June 24, 2004 by and        Incorporated by reference to Exhibit 10.41 to
              among Encompass Group Affiliates, Inc., Advanced       the Company's Form 10-KSB filed with the SEC
              Communications Technologies, Inc. and Martin Nielson.  on November 3, 2004

10.22*        January 1, 2005 Amendment to Employment Agreement by   Incorporated by reference to Exhibit 10.22 to
              and among Encompass Group Affiliates, Inc., Advanced   the Company's Form 10-KSB filed with the SEC
              Communications Technologies, Inc. and Martin Nielson.  on October 3, 2005

10.23*        Employment Agreement dated September 21, 2006          Incorporated by reference to Exhibit 10.23 to
              between Advanced Communications Technologies, Inc.     the Company's Form 8-K filed with the SEC on
              and John E. Donahue                                    September 29, 2006

10.24*        Employment Agreement dated September 8, 2006 between   Incorporated by reference to Exhibit 10.23 to
              Advanced Communications Technologies, Inc. and         the Company's Form 8-K filed with the SEC on
              Steven J. Miller                                       September 29, 2006

14            Code of Business Conduct and Ethics for Advanced       Incorporated by reference to Exhibit 14.1 to
              Communications Technologies, Inc.                      the Company's Form 10-KSB filed with the SEC
                                                                     on November 3, 2004

31.1          Certification by Chief Executive Officer pursuant to   Provided herewith
              Sarbanes-Oxley Section 302

31.2          Certification by Chief Financial Officer pursuant to   Provided herewith
              Sarbanes-Oxley Section 302

32.1          Certification by Chief Executive Officer pursuant to   Provided herewith
              18 U.S.C. Section 1350

32.2          Certification by Chief Financial Officer pursuant to   Provided herewith
              18 U.S.C. Section 1350

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

                                    ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.


                                    By: /s/ Wayne I. Danson
                                        ----------------------------------------
                                    Name: Wayne I. Danson
                                    Title: President, Chief Executive Officer
                                           (Principal Executive Officer) and
                                           Director
                                    Date: November 13, 2006


                                    By: /s/ John E. Donahue
                                        ----------------------------------------
                                    Name: John E. Donahue
                                    Title: Chief Financial Officer (Principal
                                           Accounting Officer)
                                    Date: November 13, 2006

                                  EXHIBIT INDEX

Exhibit No.   Description                                             Location (1)
-----------   -----------                                             ------------
2.1           Asset Purchase Agreement dated May 27, 2004, by and     Incorporated by reference to Exhibit 10.1 to
              between Cyber-Test, Inc., a Delaware corporation,       the Company's Form 8-K filed with the SEC on
              and Cyber-Test, Inc., a Florida corporation.            June 18, 2004

2.2           Stock Purchase Agreement, dated as of December 10,      Incorporated by reference to Exhibit 2.14.1 to
              2004, among Advanced Communications Technologies,       the Company's Form 8-K filed with the SEC on
              Inc., Theodore S. Li and Hui Cynthia Lee.               December 14, 2004

3(I)(a)       Articles of Incorporation of Media Forum                Incorporated by reference to Exhibit 2.1 to
              International, Inc.                                     the Company's Form S-8 filed with the SEC on
                                                                      February 9, 2000

3(I)(b)       Second Amendment to Articles of Incorporation of        Incorporated by reference to Exhibit 2.2 to
              Telenetworx, Inc.                                       the Company's Form S-8 filed with the SEC on
                                                                      February 9, 2000

3(I)(c)       Third Amendment to Articles of Incorporation of         Incorporated by reference to Exhibit 2.3 to
              Media Forum International, Inc.                         the Company's Form S-8 filed with the SEC on
                                                                      February 9, 2000

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

3(I)(h)       Eighth Amendment to Articles of Incorporation           Incorporated by reference to Exhibit 3.1 to
                                                                      the Company's Form 8-K filed with the SEC on
                                                                      September 19, 2006

3(II)         Bylaws of the Company                                   Incorporated by reference to Exhibit 2.4 to
                                                                      the Company's Form S-8 filed with the SEC on
                                                                      February 9, 2000

4.1           6% Secured Convertible Promissory Note, dated           Incorporated by reference to Exhibit 10.1 to
              December 30, 2004, issued to Theodore S. Li.            the Company's Form 8-K filed with the SEC on
                                                                      January 5, 2005

4.2           6% Secured Convertible Promissory Note, dated           Incorporated by reference to Exhibit 10.2 to
              December 30, 2004, issued to Hui Cynthia Lee.           the Company's Form 8-K filed with the SEC on
                                                                      January 5, 2005

4.3           Secured Convertible Debenture                           Incorporated by reference to Exhibit 10.21 to
                                                                      the Company's Form 10-KSB filed with the SEC
                                                                      on December 6, 2002

4.4           Securities Purchase Agreement, dated November 2002,     Incorporated by reference to Exhibit 10.19 to
              by and among Advanced Communications Technologies,      the Company's Form 10-KSB filed with the SEC
              Inc. and Buyers.                                        on December 6, 2002

4.5           Investor Registration Rights Agreement, dated           Incorporated by reference to Exhibit 10.20 to
              November 2002, by and among Advanced Communications     the Company's Form 10-KSB filed with the SEC
              Technologies, Inc. and Investors.                       on December 6, 2002

4.6           Escrow Agreement, dated November 2002, by and among     Incorporated by reference to Exhibit 10.22 to
              Advanced Communications Technologies, Inc., Buyers,     the Company's Form 10-KSB filed with the SEC
              and Wachovia Bank, N.A.                                 on December 6, 2002

4.7           Irrevocable Transfer Agent Instructions, dated          Incorporated by reference to Exhibit 10.23 to
              November 2002                                           the Company's Form 10-KSB filed with the SEC
                                                                      on December 6, 2002

4.8           Security Agreement, dated November 2002, by and         Incorporated by reference to Exhibit 10.24 to
              among Advanced Communications Technologies, Inc. and    the Company's Form 10-KSB filed with the SEC
              Buyers                                                  on December 6, 2002

4.9           6% Senior Unsecured Promissory Note, in the original    Incorporated by reference to Exhibit 10.2 to
              principal amount of $547,000 issued on June 3, 2004     the Company's Form 8-K filed with the SEC on
              by Cyber-Test, Inc., a Delaware corporation, in         June 18, 2004
              favor of Cyber-Test, Inc., a Florida corporation.

4.10          Escrow Agreement, dated June 3, 2004, by and between    Incorporated by reference to Exhibit 10.3 to
              Cyber-Test, Inc., a Delaware corporation, and           the Company's Form 8-K filed with the SEC on
              Cyber-Test, Inc., a Florida corporation.                June 18, 2004

4.11          Amendment No. 1 to 6% Unsecured Promissory Note         Incorporated by reference to Exhibit 10.35 to
              dated August 10, 2004.                                  the Company's Form 10-KSB filed with the SEC
                                                                      on November 3, 2004

4.12          Form of Exchange Agreement, dated June 24, 2004, by     Incorporated by reference to Exhibit 10.40 to
              and among Advanced Communications Technologies, Inc.    the Company's Form 10-KSB filed with the SEC
              and certain debenture holders of Hy-Tech Technology     on November 3, 2004
              Group, Inc.

4.13          Escrow Agreement dated May 28, 2004 by and among        Incorporated by reference to Exhibit 10.42 to
              Advanced Communications Technologies, Inc., Buyers      the Company's Form 10-KSB filed with the SEC
              and Butler Gonzalez, LLP, Escrow Agent.                 on November 3, 2004

4.14          Investment Agreement dated May 28, 2004 by and          Incorporated by reference to Exhibit 10.43 to
              between Advanced Communications Technologies, Inc.      the Company's Form 10-KSB filed with the SEC
              and Cornell Capital Partners, LP.                       on November 3, 2004

4.15          Registration Rights Agreement dated May 28, 2004 by     Incorporated by reference to Exhibit 10.44 to
              and between Advanced Communications Technologies,       the Company's Form 10-KSB filed with the SEC
              Inc. and Cornell Capital Partners, LP.                  on November 3, 2004

4.16          Investment Agreement dated September 8, 2006 by and     Incorporated by reference to Exhibit 4.1 to
              between Advanced Communications Technologies, Inc.      the Company's Form 8-K filed with the SEC on
              and the Series A-1 Preferred Stockholders               September 19, 2006

10.1          Custodial and Stock Pledge Agreement, dated December    Incorporated by reference to Exhibit 10.3 to
              30, 2004, among Advanced Communications                 the Company's Form 8-K filed with the SEC on
              Technologies, Inc., Theodore S. Li and Hui Cynthia      January 5, 2005
              Lee, and Quarles & Brady Streich Lang LLP.

10.2          Employment Agreement, dated December 30, 2004, among    Incorporated by reference to Exhibit 10.4 to
              Pacific Magtron International Corporation, Inc.,        the Company's Form 8-K filed with the SEC on
              Advanced Communications Technologies, Inc.,             January 5, 2005
              Encompass Group Affiliates, Inc., and Theodore S. Li.

10.3          Employment Agreement, dated December 30, 2004, among    Incorporated by reference to Exhibit 10.5 to
              Pacific Magtron International Corporation, Inc.,        the Company's Form 8-K filed with the SEC on
              Advanced Communications Technologies, Inc.,             January 5, 2005
              Encompass Group Affiliates, Inc., and Hui Cynthia Lee

10.4          Indemnity Agreement, dated December 30, 2004, among     Incorporated by reference to Exhibit 10.6 to
              Advanced Communications Technologies, Inc., Theodore    the Company's Form 8-K filed with the SEC on
              S. Li and Hui Cynthia Lee.                              January 5, 2005

10.5*         Form of Grant Instrument under Advanced                 Incorporated by reference to Exhibit 10.1 to
              Communications Technologies, Inc. 2005 Stock Plan       the Company's Form 8-K filed with the SEC on
              for Non-Employee Director.                              July 6, 2005

10.6*         Form of Lock-Up Agreement for Executive                 Incorporated by reference to Exhibit 10.2 to
              Officer/Director of Advanced Communications             the Company's Form 8-K filed with the SEC on
              Technologies, Inc.                                      July 6, 2005

10.7*         Form of Grant Instrument under Advanced                 Incorporated by reference to Exhibit 10.3 to
              Communications Technologies, Inc. 2005 Stock Plan       the Company's Form 8-K filed with the SEC on
              for Executive Officer/Employee.                         July 6, 2006

10.8*         Services Agreement entered into on June 7, 2005 by      Incorporated by reference to Exhibit 10.1 to
              and among Advanced Communications Technologies,         the Company's Form 8-K filed with the SEC on
              Inc., Wayne I. Danson and Danson Partners, LLC.         July 13, 2005

10.9          Equity Line of Credit Agreement dated July 2003, by     Incorporated by reference to Exhibit 10.13 to
              and between Cornell Capital Partners, LP and            the Company's Form SB-2 filed with the SEC on
              Advanced Communications Technologies, Inc.              July 16, 2003

10.10         Registration Rights Agreement dated July 2003, by       Incorporated by reference to Exhibit 10.14 to
              and between Advanced Communications Technologies,       the Company's Form SB-2 filed with the SEC on
              Inc. and Cornell Capital Partners, LP.                  July 16, 2003

10.11         Placement Agent Agreement dated July 2003, by and       Incorporated by reference to Exhibit 10.15 to
              between Advanced Communications Technologies, Inc.      the Company's Form SB-2 filed with the SEC on
              and Westrock Advisors, Inc.                             July 16, 2003

10.12         Escrow Agreement dated July 2003, by and among          Incorporated by reference to Exhibit 10.16 to
              Advanced Communications Technologies, Inc., Cornell     the Company's Form SB-2 filed with the SEC on
              Capital Partners, LP, Butler Gonzalez LLP and First     July 16, 2003
              Union National Bank.

10.13         Consulting Agreement dated July 1, 2002 between         Incorporated by reference to Exhibit 10.26 to
              Advanced Communications Technologies, Inc. and          the Company's Form 10-KSB/A filed on February
              Randall H. Prouty.                                      7, 2003

10.14         NonCompetition Agreement, dated June 3, 2004, by and    Incorporated by reference to Exhibit 10.4 to
              among Cyber-Test, Inc., a Delaware corporation,         the Company's Form 8-K filed with the SEC on
              Cyber-Test, Inc., a Florida corporation, and the        June 18, 2004
              shareholders of Cyber-Test.

10.15         Employment Agreement, dated June 3, 2004, by and        Incorporated by reference to Exhibit 10.5 to
              between Cyber-Test, Inc., a Delaware corporation,       the Company's Form 8-K filed with the SEC on
              and Lisa Welton.                                        June 18, 2004

10.16         Employment Agreement, dated June 3, 2004, by and        Incorporated by reference to Exhibit 10.6 to
              between Cyber-Test, Inc., a Delaware corporation,       the Company's Form 8-K filed with the SEC on
              and Thomas Sutlive.                                     June 18, 2004

10.17         Agreement, dated May 27, 2004, by and among             Incorporated by reference to Exhibit 10.36 to
              Encompass Group Affiliates, Inc., Hy-Tech Technology    the Company's Form 10-KSB filed with the SEC
              Group, Inc. and Hy-Tech Computer Systems, Inc.          on November 3, 2004

10.18         Customer Lists License Agreement, dated June 24,        Incorporated by reference to Exhibit 10.37 to
              2004, by and among Encompass Group Affiliates, Inc.,    the Company's Form 10-KSB filed with the SEC
              Hy-Tech Technology Group, Inc. and Hy-Tech Computer     on November 3, 2004
              Systems, Inc.

10.19         Websites License Agreement, dated June 24, 2004, by     Incorporated by reference to Exhibit 10.38 to
              and among Encompass Group Affiliates, Inc., Hy-Tech     the Company's Form 10-KSB filed with the SEC
              Technology Group, Inc. and Hy-Tech Computer Systems,    on November 3, 2004
              Inc.

10.20         NonCompetition and Nondisclosure Agreement by and       Incorporated by reference to Exhibit 10.39 to
              among Encompass Group Affiliates, Inc., Hy-Tech         the Company's Form 10-KSB filed with the SEC
              Technology Group, Inc. and Hy-Tech Computer Systems,    on November 3, 2004
              Inc.

10.21*        Employment Agreement dated June 24, 2004 by and         Incorporated by reference to Exhibit 10.41 to
              among Encompass Group Affiliates, Inc., Advanced        the Company's Form 10-KSB filed with the SEC
              Communications Technologies, Inc. and Martin Nielson.   on November 3, 2004

10.22*        January 1, 2005 Amendment to Employment Agreement by    Incorporated by reference to Exhibit 10.22 to
              and among Encompass Group Affiliates, Inc., Advanced    the Company's Form 10-KSB filed with the SEC
              Communications Technologies, Inc. and Martin Nielson.   on October 3, 2005

10.23*        Employment Agreement dated September 21, 2006           Incorporated by reference to Exhibit 10.23 to
              between Advanced Communications Technologies, Inc.      the Company's Form 8-K filed with the SEC on
              and John E. Donahue                                     September 29, 2006

10.24*        Employment Agreement dated September 8, 2006 between    Incorporated by reference to Exhibit 10.23 to
              Advanced Communications Technologies, Inc. and          the Company's Form 8-K filed with the SEC on
              Steven J. Miller                                        September 29, 2006

14            Code of Business Conduct and Ethics for Advanced        Incorporated by reference to Exhibit 14.1 to
              Communications Technologies, Inc.                       the Company's Form 10-KSB filed with the SEC
                                                                      on November 3, 2004

31.1          Certification by Chief Executive Officer pursuant to    Provided herewith
              Sarbanes-Oxley Section 302

31.2          Certification by Chief Financial Officer pursuant to    Provided herewith
              Sarbanes-Oxley Section 302

32.1          Certification by Chief Executive Officer pursuant to    Provided herewith
              18 U.S.C. Section 1350

32.2          Certification by Chief Financial Officer pursuant to    Provided herewith
              18 U.S.C. Section 1350

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company's file number under the Exchange Act is 000-30486.