Form 10QSB
period 2006-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2007-02-12
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(check one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended December 31, 2006

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
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ] No [X]

As of January 29, 2007, there were 4,896,276,164 shares of the registrant’s no par value common stock issued and outstanding.

Transmittal Small Business Disclosure Format (check one):
Yes [  ] No [X]

Advanced Communications Technologies, Inc.
Index To Form 10-QSB

Part I-Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets As Of December 31, 2006 (Unaudited) And June 30, 2006

Condensed Consolidated Statements Of Operations For The Three And Six Months Ended December 31, 2006 And 2005 (Unaudited)

Condensed Consolidated Statement Of Stockholders’ Equity For The Six Months Ended December 31, 2006 (Unaudited)

Condensed Consolidated Statements Of Cash Flows For The Six Months Ended December 31, 2006 And 2005 (Unaudited)

Notes To Condensed Consolidated Financial Statements As Of December 31, 2006 (Unaudited)

Item 2.	Management’s Discussion And Analysis Or Plan Of Operation

Item 3.	Controls And Procedures

Part II-Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission Of Matters To A Vote Of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

As used herein, the terms the “Company,” “Advanced Communications Technologies,” ”ACT,” “we,” “us” or “our” refer to Advanced Communications Technologies, Inc., a Florida corporation.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in the "Management’s Discussion and Analysis or Plan of Operation" and elsewhere in this quarterly report constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward-looking statements. Without limiting the generality of the foregoing, words such as "may,” “believes,” ”expects,” "anticipates,” "could,” "estimates,” “grow,” “plan,” "continue," “will,” “seek,” “scheduled,” “goal” or “future” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$644,790	$756,093
Accounts receivable, net of allowance for doubtful
accounts of $6,919 and $4,634, respectively	308,019	372,273
Replacement parts and equipment	406,775	414,425
Prepaid expenses and other current assets	103,912	119,961
Total Current Assets	1,463,496	1,662,752

Property and equipment, net	204,736	228,361
Other Assets
Other assets	7,601	7,601
Deferred acquisition costs	740,867	301,921
Licensed Intangibles and rights	400,000	400,000
Goodwill	2,624,388	2,624,388
Total Other Assets	3,772,856	3,333,910

TOTAL ASSETS	$5,441,088	$5,225,023

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Notes payable and current portion of capitalized lease obligation	$642,433	$965,909
Accounts payable and accrued expenses	2,661,248	1,993,193
Total Current Liabilities	3,303,681	2,959,102
Capitalized lease obligation, less current portion	2,265	15,340
TOTAL LIABILITIES	3,305,946	2,974,442

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000 shares authorized:
Series A convertible preferred stock, $.01 par value, 3,060 and 3,585 shares	31	36
issued and outstanding as of December 31, 2006 and June 30, 2006, respectively
(liquidation value of $3,060,000 and $3,585,000 as of December 31, 2006 and
June 30, 2006, respectively)
Series A-1 convertible preferred stock, $.01 par value, 340 shares
issued and outstanding as of December 31, 2006 (liquidation value of $340,000)	3	--
Series B convertible preferred stock, $.01 par value, 40 and 60 shares	1	1
issued and outstanding as of December 31, 2006 and June 30, 2006, respectively
(liquidation value of $40,000 and $60,000 as of December 31, 2006 and
June 30, 2006, respectively)
Common stock, no par value, 5,000,000,000 shares authorized,
4,983,776,164 and 4,167,927,006 shares issued and outstanding as of December
31, 2006 and June 30, 2006, respectively;	31,018,040	30,455,040
Additional paid-in capital	4,086,941	4,397,037
Accumulated deficit	(32,897,874)	(32,601,533)
Deferred Compensation	(72,000)	--
Total Stockholders' Equity	2,135,142	2,250,581
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,441,088	$5,225,023

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

NET SALES	$2,018,533	$2,202,442	$4,159,370	$4,491,124
COST OF SALES	1,344,974	1,389,326	2,719,830	2,941,648
GROSS PROFIT	673,559	813,116	1,439,540	1,549,476

OPERATING EXPENSES
Depreciation and amortization	17,247	18,020	36,783	35,158
Professional and consulting fees	66,441	182,023	217,179	257,769
Selling, general and administrative expenses	793,540	817,263	1,462,270	1,865,228
TOTAL OPERATING EXPENSES	877,228	1,017,306	1,716,232	2,158,155

Loss From Operations	(203,669)	(204,190)	(276,692)	(608,679)

OTHER INCOME (EXPENSE)
Other income	1,464	--	1,464	--
Interest expense, net	(9,696)	(20,492)	(21,113)	(40,975)
TOTAL OTHER INCOME (EXPENSE)	(8,232)	(20,492)	(19,649)	(40,975)

NET LOSS	$(211,901)	$(224,682)	$(296,341)	$(649,654)

Net loss per share - basic and dilutive	$-	$-	$-	$-

Weighted average number of shares
outstanding during the period - basic and dilutive	4,849,418,808	3,270,559,613	4,659,440,570	3,211,676,183

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	DEFERRED COMPENSATION	TOTAL
BALANCE AT JUNE 30, 2006	4,167,927,006	$30,455,040	3,645	$37	$4,397,037	$(32,601,533)	$--	$2,250,581

Common stock issued on conversion of Series A preferred stock	688,349,158	525,000	(525)	(5)	(524,995)	--	--	--
Common stock issued on conversion of Series B preferred stock	20,000,000	20,000	(20)	--	(20,000)	--	--	--
Issuance of Series A-1 preferred stock			340	3	339,997	--	--	340,000
Issuance of common stock to officers	20,000,000	18,000		--	72,000	--	(72,000)	18,000
Issuance of common stock to escrow pursuant to litigation settlement	87,500,000	--		--		--	--	--
Accrued distribution of common shares of Herborium Group, Inc. to shareholders	--	--	--	--	(177,098)	--	--	(177,098)
Net loss for the period						(296,341)	--	(296,341)

BALANCE AT DECEMBER 31, 2006	4,983,776,164	$31,018,040	3,440	$35	$4,086,941	$(32,897,874)	$(72,000)	$2,135,142

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) CONTINUING OPERATIONS:
Net loss	$(296,341)	$(649,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,783	35,158
Allowance for doubtful accounts	2,285	15,000
Loss on sale of marketable securities	4,859	--
Stock distribution from Herborium	(1,464)	--
Common stock issued for services	18,000	35,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	61,969	(131,577)
Replacement parts and equipment	7,650	(9,768)
Prepaid expense/security deposits	13	(9,286)
Increase in liabilities:
Accounts payable and accrued expenses	52,011	544,224
Net cash used in operating activities	(114,235)	(170,903)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(13,158)	(19,115)
Proceeds from sale of marketable securities	12,641	--
Net cash used in investing activities	(517)	(19,115)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized lease	(336,551)	(10,211)
Proceeds from sale of Series A-1 preferred stock	340,000	--
Net cash provided by (used in) financing activities	3,449	(10,211)

Net decrease in cash	(111,303)	(200,229)

Cash and cash equivalents at beginning of period	756,093	836,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$644,790	$636,647

See accompanying notes to consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)

NOTE 1. BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Unless the context requires otherwise, “we”, “us”, “our” “ACT” or the “Company” refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

We are a New York-based public holding company specializing in the technology after-market service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. a Delaware corporation ("Encompass"), acquires and operates businesses that provide computer and electronics repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. We are currently seeking to acquire various profitable businesses within our industry and to become a leader in the integrated technology aftermarket service and part supply industry through the acquisition of assets and companies in that industry.

Cyber-Test, a Delaware corporation and wholly-owned subsidiary of Encompass, operates as an independent service organization. Cyber-Test provides board-level repair of technical products to third-party warranty compa-nies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management. Cyber-Test's technical competency extends from office equip-ment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer elec-tronics, such as PDAs and digital cameras. Programs are delivered nationwide through proprietary sys-tems that feature real-time EDI, flexible analysis tools and repair tracking.

(B) Basis of Accounting

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $296,341 for the six months ended December 31, 2006 and $573,841 for the year ended June 30, 2006. The Company had a working capital deficiency of $1,840,185 and $1,296,350 as of December 31, 2006 and June 30, 2006, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management is pursuing additional capital and debt financing and the acquisitions of profitable businesses. However, there is no assurance that these efforts will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Interim Financial Statements

Financial statements as of December 31, 2006 and 2005 are unaudited but in the opinion of management the consolidated financial statements include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)

(E) Use of Estimates

The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, significant estimates are required to value replacement parts and equipment and estimate the future cost associated with the Company’s warranties. If the actual value of the Company’s replacement parts and equipment differs from these estimates, the Company’s operating results could be adversely impacted. The actual results with regard to warranty expenditures could also have an adverse impact on the Company if the actual rate of repair failure or the cost to re-repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

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

(G) Replacement Parts and Equipment

Replacement parts and equipment consists primarily of repair parts, consumable supplies for resale and used machines that are held for resale, and are stated at the lower of weighted average cost or market. The weighted average cost of replacement parts and equipment approximates the first-in, first-out (“FIFO”) method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-usable replacement parts and equipment and records necessary provisions to reduce such replacement parts and equipment to net realizable value.

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

(I) Goodwill

In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Goodwill.” The fair value assigned to intangible assets acquired is either based on valuations prepared by management using certain estimates and assumptions or the values negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but are reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. As of December 31, 2006, these intangible assets were not impaired.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)

(J) Revenue Recognition

The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company includes shipping costs in cost of sales. Total shipping costs included in cost of sales for the three months ended December 31, 2006 and 2005 were $367,777 and $389,066, respectively. Total shipping costs included in cost of sales for the six months ended December 31, 2006 and 2005 were $692,663 and $696,639, respectively. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company’s total revenue for the year.

(K) Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflect the potential dilution of securities that could share in the earnings of an entity. During the three and six months ended December 31, 2006 and 2005, shares of common stock that could have been issued upon conversion of convertible preferred stock were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

(L) Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(M) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position or results of operations.

In June 2006, the FASB issued Interpretation No. ("FIN") 48, “Accounting for Uncertainty in Income Taxes.”  This interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 will be effective for fiscal years beginning after December 15, 2006.  Management does not believe the adoption of FIN 48 will have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management does not believe the adoption of SFAS No. 157 will have a material impact on the Company's financial position or results of operations.

NOTE 2. STOCKHOLDERS’ EQUITY

On September 13, 2006, the Company amended its articles of incorporation to authorize the issuance of up to 1,000 shares of $0.01 par value Series A-1 Preferred Convertible Preferred Stock. The Series A-1 Preferred generally ranks junior to the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (collectively “the Senior Stock”) and is senior to the Company’s common stock and all series of preferred stock other than the Senior Stock. Subject to certain adjustments, the Series A-1 Preferred is, after December 31, 2006, convertible into shares of Common Stock at a conversion price of (a) $0.01 per share, or (b) eighty percent (80%) of the average of the three (3) lowest closing bid prices of the Common Stock for the ten (10) trading days immediately preceding the date of conversion, whichever is lower. The Company may redeem the shares of Series A-1 Preferred at any time, upon notice to the holders, for a price equal to 120% of the amount paid per share (the “Liquidation Amount”), and is mandatorily redeemable upon the Company’s receipt of an aggregate of $35,000,000 through any combination of debt and equity investments and financing facilities. Upon such event, the holders may exercise the right to convert their shares of Series A-1 Preferred into shares of the Company’s common stock. The Series A-1 Preferred does not have any voting rights.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)

On September 13, 2006, the Company sold 340 shares of Series A-1 Preferred Stock at a price of $1,000 per share. In connection with the sale of Series A-1 Preferred Stock, the Company received aggregate gross proceeds of $340,000 as follows: (a) $290,000 from officers and a former employee of the Company; and (b) $50,000 from an outside investor. In addition to the rights applicable to all holders of Series A-1 Preferred, the holders of Series A-1 Preferred Stock were granted certain piggyback registration rights in the event that the shares of Series A-1 Preferred are converted into shares of common stock.

In conjunction with the Company’s license of certain intangible assets, the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock (the “Series B Preferred Shares”), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part into shares of common stock on the same terms of the Series A Preferred Shares. During the six months ended December 31, 2006, holders of Series B Preferred Shares elected to convert 20 shares of their Series B preferred stock into 20,000,000 shares of the Company’s common stock. At December 31, 2006, 40 Series B Preferred shares remain issued and outstanding.

On September 25, 2006, the Company entered into two separate, two-year employment agreements with a Chief Operating Officer and Chief Financial Officer. Under the terms of the agreements, an aggregate of 100,000,000 restricted shares of the Company’s common stock were awarded at the closing price per share at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment. As of December 31, 2006, 20,000,000 shares of the Company’s stock valued at $18,000 have been issued to these two officers.

NOTE 3. MAJOR CUSTOMERS

For the three months ended December 31, 2006 and 2005, sales to two customers accounted for approximately 88% and 91%, respectively, of our sales. For the six months ended December 31, 2006 and 2005, sales to two customers accounted for approximately 89% and 90%, respectively, of our sales. As of December 31, 2006, accounts receivable from these two customers aggregated approximately $203,000 or 65.9% of accounts receivable.

NOTE 4. SEGMENT INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. For the three months and six months ended December 31, 2006 and 2005, the Company primarily operated in one segment, the repair and depot exchange of office and consumer electronics. For the three months and six months ended December 31, 2005, the Company also operated Encompass Electronics Recovery, an electronic asset recovery and distribution center. For the three months and six months ended December 31, 2006 and 2005, the Company’s asset recovery and distribution services business had less than 1% of the total revenue and accordingly, the financial results have not been separately reported as a business segment.

NOTE 5. COMMITMENTS AND CONTINGENCIES

On September 25, 2006, the Company entered into two separate, two-year employment agreements with a Chief Operating Officer and Chief Financial Officer, with each agreement having a one-year renewal option at the Company’s election. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $425,000 in the first year, $450,000 in the second year and $500,000 in the option year. Further, an aggregate of 100,000,000 restricted shares of the Company’s common stock were awarded at the closing price per share at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)

In July, 2006, the Company, Pacific Magtron International Corp. (PMIC), Theodore S. Li and Hui Cynthia Lee (Former Executives) and others entered into a Mutual Settlement Agreement and Release (the “Settlement Agreement”) with respect to the settlement of the litigation and other potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, and Wayne Danson, our Chief Executive Officer. PMIC’s entry into the Settlement Agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of PMIC’s Plan of Reorganization. Under PMIC’s Plan of Reorganization, ACT contributed $50,000 as of June 30, 2006, and an additional $127,000 in accrued legal fees during the six months ended December 31, 2006 on behalf of PMIC’s stockholders to effectuate the plan of reorganization and a subsidiary of PMIC merged with an unrelated entity, Herborium, Inc. In connection with the merger, PMIC changed its name to Herborium Group, Inc. Upon closing of the merger on September 18, 2006, the Company paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. In addition, Mr. Li and Ms. Lee are entitled to receive certain shares of common stock of Herborium Group. If these shares do not have a value of $.10 or greater at the end of a 150 day lock-up period, the difference will be made up, at our option, by cash payments from us or delivery of additional 1,750,000 shares of Herborium/PMIC common stock which would otherwise be issued to our stockholders under PMIC’s Plan of Reorganization and has been escrowed. A special stock distribution of approximately 7,400,000 shares of Herborium Group has been made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock. As of December 31, 2006, 87,500,000 shares of the Company’s common stock were issued to Mr. Li and Ms. Lee and held in escrow, and which have been subsequently cancelled. Under the court approved PMIC Plan of Reorganization, the Company has been acting as the disbursing agent and administrator for the remaining assets of PMIC since September 19, 2006. As of December 31, 2006, the Company held approximately $84,000 in trust for the payment of administrative and creditor claims. As of January 15, 2007, all creditors have been paid in full and the Company held approximately $3,000 in trust for payment of final administrative expenses.

NOTE 6. RELATED PARTIES

Certain of the Company’s legal counsels are stockholders and directors of the Company. The Company incurred $122 and $397 for these attorneys’ services during the three months and six months ended December 31, 2006. At December 31, 2006, the Company owed $1,497 to these attorneys.

Per terms of the Service Agreement with Danson Partners, LLC (“DPL”), the Company accrued $62,500 and $125,000 for Mr. Danson’s services as President and Chief Executive Officer for the three months and six months ended December 31, 2006, respectively. The Company also accrued $37,874 and $42,873 for DPL’s reimbursable expenses for the three months and six months ended December 31, 2006, respectively. The Company paid $69,500 and $79,276 to DPL during the three months and six months ended December 31, 2006, respectively, for DPL’s services and expenses. At December 31, 2006, the Company owed a total of approximately $342,000 to DPL for compensatory services.

NOTE 7. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The following are the payments made during the six months ended December 31, 2006 and 2005 for income taxes and interest:

	2006	2005
Income taxes	$3,913	$0

Interest	$0	$0

During the six months ended December 31, 2006 and 2005, the Company issued certain common shares for consideration other than cash.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)

Six Months Ended December 31, 2006:

(1)	525 shares of Series A Preferred Shares and 20 shares of Series B Preferred Shares were converted into 688,349,158 shares and 20,000,000 shares, respectively, of the Company’s common stock.
(2)	20,000,000 shares of the Company’s common stock were issued to certain officers of the Company pursuant to their employment contracts.
(3)	Unpaid acquisition-related costs of $439,000 have been deferred and are included in other assets.

Six Months Ended December 31, 2005:

(1)	65 shares of Series A Preferred Shares were converted into 89,093,531 shares of the Company’s common stock.
(2)	50,000,000 shares of the Company’s restricted common stock were issued to officers of Cyber-Test as additional compensation in the amount of $35,000.
(3)	172,881,526 shares of the Company’s common stock were issued as partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this quarterly report contain words such as “may,” "estimates," "expects," "anticipates," "believes," “plan,” "grow," "will," “could,” "seek," “continue,” “future,” “goal,” “scheduled” and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties. See “Risk Related To Our Business” and “Risks Related To Our Stock” below.

General

We are a New York-based public holding company specializing in the technology after-market service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), acquires and operates businesses that provide computer and electron-ics repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. The Company operated in one business segment, the repair and refurbishment component of the reverse logistics industry.

Financial Condition

We incurred a consolidated net loss of $296,000 for the six months ended December 31, 2006 and $574,000 for the year ended June 30, 2006, and we had a working capital deficiency of $1,840,000 as of December 31, 2006. For the six months ended December 31, we funded our ongoing operations from positive cash flow generated by Cyber-Test and the issuance of preferred stock. However, these amounts have not been sufficient to fund all of our corporate overhead: accordingly, we incurred an increase in accounts payable and accrued expenses at the holding company level. Our ability to continue as a going concern is dependent upon achieving profitability and generating sufficient cash flows to meet our obligations as they come due.

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

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2006 TO THE THREE MONTHS ENDED DECEMBER 31, 2005

Summary of Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the three months ended December 31, 2006 and 2005:

	2006	2005

Net sales	100.0%	100.0%
Cost of sales	66.6	63.1
Gross profit	33.4	36.9
Operating expenses	43.5	46.2
Loss from operations before other expense	(10.1)	(9.3)
Other expenses	(0.4)	(0.9)
Net loss	(10.5)%	(10.2)%

Net Sales

Net sales for the three months ended December 31, 2006 amounted to $2,019,000 as compared to net sales of $2,202,000 for the three months ended December 31, 2005, a decrease of $184,000, or 8.4%. Cyber-Test, our core operating business unit, experienced a 7.4% decrease in net sales for the three months ended December 31, 2006 compared to the comparable period in 2005. The decrease in net sales was primarily due to reduced repair orders from one of Cyber-Test’s major customers during the period ended December 31, 2006 compared to the same period in 2005, partially offset by an increase in repair orders from another major customer, as well as an increase in equipment salvage revenue.

Cost of Sales

Our cost of sales totaled $1,345,000 for the three months ended December 31, 2006 as compared to $1,389,000 for the three months ended December 31, 2005, a decrease of $44,000, or 3.2%. Our gross profit decreased to 33.4% for the three months ended December 31, 2006 as compared to 36.9% for the three months ended December 31, 2005, with gross profit for Cyber-Test for the two periods amounting to 33.4% and 36.3%, respectively.

The decrease in cost of sales is primarily due to the decrease in Cyber-Test’s net sales. The decrease in Cyber-Test’s gross margin to 33.4% from 36.3%, is attributable to fuel surcharges that could not be passed on to customers and the cost associated with workforce training in anticipation of additional repair work business from an existing customer that materialized in the subsequent period.

Operating Expenses

Total operating expenses for the three months ended December 31, 2006 and 2005 were $877,000 and $1,017,000, respectively, representing a decrease of $140,000, or 13.8%. The decrease was primarily attributable to decreases in depreciation and amortization expense and professional and consulting expenses of $64,000 and $116,000, respectively, offset by an increase of $39,000 in selling, general and administrative expenses as compared to the three months ended December 31, 2005.

Depreciation and amortization expense for the three months ended December 31, 2006 amounted to $17,000 compared to $18,000 for the three months ended December 31, 2005.

Professional and consulting fees decreased from $182,000 for the three months ended December 31, 2005 to $66,000 for the three months ended December 31, 2006, primarily due to lower legal fees associated with the PMIC bankruptcy proceeding and litigation settlement.

Selling, general and administrative expenses decreased to $794,000 for the three months ended December 31, 2006 from $817,000 for the three months ended December 31, 2005 principally due to amortization of deferred compensation recorded in the three months ended December 31, 2005, with no such expense recorded in the three months ended December 31, 2006, and a decrease in Encompass’ operating expenses, offset by an increase in compensation expense at the corporate level. The increase in compensation expense was primarily due to the expense associated with the addition of two executives (see Note 5 to the condensed consolidated financial statement above). Encompass, which ceased operations in California effective June 30, 2006, incurred no expenses in the three months ended December 31, 2006, whereas it incurred expenses of approximately $47,000 in the three months ended December 31, 2005.

Other Expense

Interest expense for the three months ended December 31, 2006 was $10,000 compared to $21,000 for the three months ended December 31, 2005. The decrease is primarily due to a decrease in the amount of notes payables and capital leases outstanding in the three months ended December 31, 2006 compared to the comparable period in 2005.

RESULTS OF OPERATIONS-COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2006 TO THE SIX MONTHS ENDED DECEMBER 31, 2005

Summary of Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the six months ended December 31, 2006 and 2005:

	2006	2005

Net sales	100.0%	100.0%
Cost of sales	65.4	65.5
Gross profit	34.6	34.5
Operating expenses	41.3	48.0
Loss from operations before other expense	(6.7)	(13.5)
Other expenses	(0.5)	(0.9)
Net loss	(7.2)%	(14.4)%

Net Sales

Net sales for the six months ended December 31, 2006 amounted to $4,159,000 as compared to net sales of $4,491,000 for the six months ended December 31, 2005, a decrease of $332,000, or 7.4%. Cyber-Test, our core operating business unit, experienced a 6.5% decrease in net sales for the six months ended December 31, 2006 compared to the comparable period in 2005, and sales for Encompass, which ceased operations in California effective June 30, 2006, were $0 in the current period compared to $42,000 in the comparable period in 2005. The decrease in net sales was primarily due to reduced repair orders from one of Cyber-Test’s major customers during the six months ended December 31, 2006 compared to the same period in 2005, partially offset by an increase in repair orders from another major customer, as well as an increase in equipment salvage revenue.

Cost of Sales

Our cost of sales totaled $2,720,000 for the six months ended December 31, 2006 as compared to $2,942,000 for the six months ended December 31, 2005, a decrease of $222,000, or 7.5%. Our gross margin increased slightly to 34.6% for the six months ended December 31, 2006 as compared to 34.5% for the six months ended December 31, 2005, with gross margin for Cyber-Test for the two periods amounting to 34.6% and 33.9%, respectively.

The decrease in cost of sales is primarily due to the decrease in Cyber-Test’s net sales. The increase in Cyber-Test’s gross margin to 34.6% from 33.9% was due to a decrease in parts costs as charges to write off excess or obsolete parts and machines were higher in the earlier period, offset by fuel surcharges and the cost associated with workforce training.

Operating Expenses

Total operating expenses for the six months ended December 31, 2006 and 2005 were $1,716,000 and $2,158,000, respectively, representing a decrease of $442,000, or 20.5%, primarily attributable to decreases in depreciation and amortization expense, professional and consulting fees and selling, general and administrative expenses of $123,000, $41,000 and $278,000, respectively.

Depreciation and amortization expense for the six months ended December 31, 2006 amounted to $37,000 compared to $35,000 for the six months ended December 31, 2005.

Professional and consulting fees decreased from $258,000 for the six months ended December 31, 2005 to $217,000 for the six months ended December 31, 2006, primarily due to lower legal fees associated with the PMIC bankruptcy proceeding and litigation settlement.

Selling, general and administrative expenses decreased to $1,462,000 for the six months ended December 31, 2006 from $1,865,000 for the six months ended December 31, 2005, due to amortization of deferred compensation recorded in the six months ended December 31, 2005, with no such expense recorded in the period ended December 31, 2006, and due to decreases in expenses at the corporate level and at Cyber-Test of $36,000 and $39,000, respectively, and Encompass’ operating expenses of $203,000. The decrease in corporate level expenses was primarily due to an increase in compensation expense from the addition of two executives (see Note 5 to the condensed consolidated financial statement above), offset by the resignation of a third employee. The decrease in Cyber-Test expenses was primarily due to lower compensation expense for salaried employees due to a lower average head count in the current period. Encompass, which ceased operations in California effective June 30, 2006, incurred no expenses in the six months ended December 31, 2006, whereas it incurred expenses of approximately $207,000 in the six months ended December 31, 2005.

Other Expense

Interest expense for the six months ended December 31, 2006 was $21,000 compared to $41,000 for the six months ended December 31, 2005. The decrease is primarily due to a decrease in the amount of notes payables and capital leases outstanding in the six months ended December 31, 2006 compared to the comparable period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $296,000 for the six months ended December 31, 2006 and $574,000 for the year ended June 30, 2006. The Company had a working capital deficiency of $1,840,000 as of December 31, 2006. For the year ended June 30, 2006 and for the six months ended December 31, 2006, we have funded our ongoing operations principally from working capital generated by Cyber-Test and the issuance of our Series A-1 preferred stock. However, these amounts have not been sufficient to fund all of our corporate overhead; accordingly, we have experienced an increase in accounts payable and accrued expenses at the holding company level. The Company incurred substantial legal expenses during the six months ended December 31, 2006 and for the year ended June 30, 2006. We also incurred $439,000 and $302,000 of legal, accounting and consulting costs relating to the potential acquisition of certain targeted businesses for the six months ended December 31, 2006 and the year ended June 30, 2006, respectively. Additionally, during fiscal 2006 the Company settled litigation with former PMIC executives for $325,000, which was paid, in full, on September 18, 2006.

On September 13, 2006, we sold 340 shares of our Series A-1 Preferred Stock for proceeds of $340,000. A portion of these proceeds was used to pay the $325,000 owed to former PMIC executives. Our existing sources of liquidity, including cash resources and cash provided by operating activities will not provide us with sufficient resources to meet our present obligations and the working capital and cash requirements for the next 12 months. Consequently, we are actively pursuing but have not yet secured a working capital facility to provide us with the necessary working capital over the next 12 months. The Company’s ability to continue as a going concern is dependent upon achieving profitability and generating sufficient cash flows to meet its obligations as they come due, and obtaining additional equity or debt financing.

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

On September 25, 2006, the Company entered into two separate, two-year employment agreements with its Chief Operating Officer and Chief Financial Officer, with each agreement having a one-year renewal option at the Company’s election. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $425,000 in the first year, $450,000 in the second year and $500,000 in the option year. Further, an aggregate of 100,000,000 restricted shares of the Company’s common stock were awarded at the closing price per share at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.

We have total contractual obligations of $645,000 as of December 31, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations

	Total	1 Year or Less	More Than 1 Year

Notes payable	$618,000	$618,000	$--
Capitalized lease obligations	27,000	25,000	2,000

Total Contractual Obligations	$645,000	$643,000	$2,000

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $114,000 for the six months ended December 31, 2006 compared to net $171,000 for the six months ended December 31, 2005. Net cash used in operating activities for the six months ended December 31, 2006 was principally due to the loss from operations of $296,000, which was partially offset by a decrease in accounts receivable of $62,000, an increase in accounts payable and accrued expenses of $52,000 and non-cash depreciation and amortization charges of $37,000.

Net cash used in operating activities for the six months ended December 31, 2005 was principally due to the net loss from operations of $650,000 and an increase in accounts receivable of $132,000, offset by an increase in accounts payable and accrued expenses of $419,000 and non-cash depreciation and amortization charges of $160,000.

Net Cash Provided By (Used In) Investing Activities

Net cash used in investing activities of $1,000 for the six months ended December 31, 2006 was principally attributable to purchases of fixed assets offset by proceeds from the sale of marketable securities.

Net cash used in investing activities of $19,000 for the six months ended December 31, 2005 was attributable to purchases of fixed assets.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities of $3,000 for the six months ended December 31, 2006 was attributable to proceeds of $340,000 from the sale of our Series A-1 preferred stock, offset by principal payments of $337,000 on notes payable and capital leases.

Net cash used in financing activities of $10,000 for the six months ended December 31, 2005 was attributable to principal payments on notes payable and capital leases.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. The Company does not have any non-consolidated special purpose entities.

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

We Have A History Of Losses, And May Incur Additional Losses

We are a holding company with a limited history of operations. For the six months ended December 31, 2006 and the year ended June 30, 2006, we incurred an overall net loss of $296,000 and $574,000, respectively. We cannot be sure that we will be profitable in future years.

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

We Will Need Additional Capital to Achieve Our Business Plans

We are seeking capital to fund the transactions with our current acquisition candidates. Delay in obtaining this funding will delay or inhibit our progress in achieving our goals. We will likely require additional investment funds:

•	to seek out and find investment opportunities in high growth-potential companies; and,

•	to acquire the assets or stock of related companies in the reverse logistics arena.

It is possible that we will be unable to obtain additional funding as and when we need it or on terms that are acceptable to us. If we are unable to obtain additional funding as and when needed, we could be forced to delay the progress of our business expansion plans.

We Need Additional Capital to Fund our Present Liabilities

At December 31, 2006, we had a working capital deficit of $1,840,000. It is unlikely that Cyber-Test’s operations will be able to produce sufficient excess working capital to fund this deficit in the next 12 months. Therefore, we will be required to raise additional debt or equity funds to pay our present liabilities. In the event we are not able to raise sufficient funds in connection with proposed acquisitions, we may not have any sources of capital available to pay these liabilities.

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

Competition within the office equipment and computer peripheral products service and repair industry is based on quality of service, depth of technical know-how, price, availability of parts, speed and accuracy of delivery, and the ability to tailor specific solutions to customer needs. Many of Cyber-Test's competitors are larger in size and have greater financial and other resources than Cyber-Test, such as Decision One, Depot America and DEX. Cyber-Test also competes with manufacturers, including original equipment manufacturers (OEMs), that do their own repair work, as well as large distribution and logistics companies such as United Parcel Service and Airborne Logistics.

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

Our Business Could Suffer If There Is A Prolonged Economic Downturn

We derive a substantial amount of our net revenue from the repair and service by Cyber-Test of office equipment and computer peripheral products. Revenue from the repair and service of such equipment does not generally fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business.

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

We Could Be Materially Affected By Turnover Among Our Service Representatives

Cyber-Test depends on its ability to identify, hire, train, and retain qualified service and repair personnel as well as a management team to oversee the services that Cyber-Test provides. A loss of a significant number of these experienced personnel would likely result in reduced revenues for Cyber-Test and could materially affect our business. Cyber-Test's ability to attract and retain qualified service representatives depends on numerous factors, including factors that Cyber-Test cannot control, such as conditions in the local employment markets in which it operates. We cannot provide any assurances that Cyber-Test will be able to hire or retain a sufficient number of service representatives to achieve its financial objectives.

We Have A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

We had a working capital deficit of $1,840,000 as of December 31, 2006, which means that our current liabilities exceeded our current assets by $1,840,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006 were not sufficient to satisfy all of our current liabilities on that date.

We Could Fail To Attract Or Retain Key Personnel

Our success largely depends on the efforts and abilities of key executives, including Mr. Wayne Danson, our President and Chief Executive Officer, Mr. Steven Miller, our Chief Operating Officer, Mr. John Donahue, our Chief Financial Officer and Ms. Lisa Welton, our President and Chief Executive Officer of Cyber-Test. The loss of the services of these key executives could materially adversely affect our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues. We maintain a $2,000,000 key-man life insurance policy for each of Mr. Danson and Ms. Welton, and will do so for Mr. Miller and Mr. Donahue.

RISKS RELATED TO OUR STOCK

The Future Conversion Of Our Outstanding Series A, A-1 And B Convertible Preferred Stock Will Cause Dilution To Our Existing Shareholders, Which Means That Our Per Share Income And Stock Price Could Decline

The issuance of shares upon any future conversion of the outstanding Series A, Series A-1 and Series B Convertible Preferred Stock will have a dilutive impact on our stockholders. As of December 31, 2006, we have $3,440,000 of outstanding shares at liquidation value of Series A, Series A-1 and Series B Convertible Preferred Stock that is convertible into shares of our common stock. Our Series A and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. Our Series A-1 Convertible Preferred Stock is convertible at a price of $.01 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price were equal to or greater than $.01 per share at the time of conversion, the Series A, A-1 and B Convertible Preferred Stock would be convertible into an aggregate of 344,000,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 344,000,000. If such conversions had taken place at $0.0006, our recent stock price, then holders of our Convertible Preferred Stock would have received 5,733,000,000 shares of our common stock. As a result, the market price of our common stock could decline due to the dilutive effect of such additional shares of common stock.

We Have Not Authorized A Sufficient Number Of Shares Of Our Common Stock To Cover The Future Conversion Of Our Outstanding Series A, A-1 and B Convertible Preferred Stock.

Our Articles of Incorporation require that we reserve and keep available out of our authorized common stock the full number of shares of our common stock issuable upon conversion of each of our Series A, A-1 and B Convertible Preferred Stock. Under our Articles of Incorporation, 5,000,000,000 shares of our common stock are currently authorized. As of January 29, 2007, 4,896,276,164 shares of our common stock were issued and outstanding. At a minimum, the conversion of all of our issued and outstanding shares of Series A, A-1 and B Convertible Preferred Stock would require us to issue an aggregate of 344,000,000 shares of our common stock to such investors, 327,776,164 shares of which are not currently authorized. In order to comply with our obligations under the Articles of Incorporation, our stockholders would need to authorize additional shares of common stock. Although our board of directors is contractually obligated to recommend that our shareholders approve such a measure and to vote any shares under the directors’ control in favor of such measure, we cannot make any assurances that additional shares of our common stock will be authorized. If such shares are not authorized, the investors holding shares of our Series A, A-1 and B Convertible Preferred Stock could declare a default under the terms of their respective agreements with us.

The Conversion Of Our Series A Convertible Preferred Stock Could Cause A Change Of Control

The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. Cornell Capital Partners, L.P. currently holds $2,040,000 of our Series A Convertible Preferred Stock, which if converted at $0.0006 per share would result in the issuance of up to 3,400,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own approximately 40% of our then outstanding shares of Common Stock. In such event, Cornell Capital Partners, L.P. would be a major shareholder and might be able to exercise control of us by electing directors and increasing the number of authorized shares of common stock that we could issue or otherwise.

The Price of Our Common Stock May Be Affected By A Limited Trading Volume And May Fluctuate Significantly

There is a limited public market for our common stock, and there can be no assurance that an active trading market will continue. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks:

•	have a price of less than $5.00 per share;

•	are not traded on a "recognized" national exchange;

•	are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in §240.13a-15(e) or 240.15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the December 31, 2006 quarterly period, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been, and may in the future be, involved as a party to various legal proceedings which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2006, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On December 31, 2006, we were in default for failure to pay an unsecured term note issued to Cornell Capital Partners, L.P. when due on June 30, 2005. The note has a principal balance of $275,000 and bears interest at the rate of 10%. The total amount of principal and interest due as of December 31, 2006 amounted to $327,000.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement, dated as of December 10, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit 2.14.1 to the Company’s Form 8-K filed with the SEC on December 14, 2004

3(I)(a)	Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(b)	Second Amendment to Articles of Incorporation of Telenetworx, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(c)	Third Amendment to Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(d)	Fourth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.7 to the Form SB-2 filed with the SEC on March 5, 2002

3(I)(e)	Fifth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.8 to the Form SB-2 filed with the SEC on July 16, 2003

3(I)(f)	Sixth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.6 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(I)(g)	Seventh Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.7 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(I)(h)	Eighth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

3(II)	Bylaws of the Company	Incorporated by reference to Exhibit 2.4 to the Company’s Form S-8 filed with the SEC on February 9, 2000

4.1	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Theodore S. Li.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 5, 2005

4.2	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 5, 2005

4.3	Secured Convertible Debenture	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.4	Securities Purchase Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers.	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.5	Investor Registration Rights Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Investors.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.6	Escrow Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc., Buyers, and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.7	Irrevocable Transfer Agent Instructions, dated November 2002	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.8	Security Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.9
6% Senior Unsecured Promissory Note, in the original principal amount of $547,000 issued on June 3, 2004 by Cyber-Test, Inc., a Delaware corporation, in favor of Cyber-Test, Inc., a Florida corporation.
Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.10	Escrow Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.11	Amendment No. 1 to 6% Unsecured Promissory Note dated August 10, 2004.	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.12	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.13	Escrow Agreement dated May 28, 2004 by and among Advanced Communications Technologies, Inc., Buyers and Butler Gonzalez, LLP, Escrow Agent.	Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.14	Investment Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.15	Registration Rights Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.16	Investment Agreement dated September 8, 2006 by and between Advanced Communications Technologies, Inc. and the Series A-1 Preferred Stockholders	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

10.1	Custodial and Stock Pledge Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee, and Quarles & Brady Streich Lang LLP.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.2	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Theodore S. Li.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.3	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Hui Cynthia Lee	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.4	Indemnity Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.5*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Non-Employee Director.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 6, 2005

10.6*	Form of Lock-Up Agreement for Executive Officer/Director of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 6, 2005

10.7*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Executive Officer/Employee.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on July 6, 2006

10.8*	Services Agreement entered into on June 7, 2005 by and among Advanced Communications Technologies, Inc., Wayne I. Danson and Danson Partners, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 13, 2005

10.9	Equity Line of Credit Agreement dated July 2003, by and between Cornell Capital Partners, LP and Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.10	Registration Rights Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.14 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.11	Placement Agent Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.15 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.12	Escrow Agreement dated July 2003, by and among Advanced Communications Technologies, Inc., Cornell Capital Partners, LP, Butler Gonzalez LLP and First Union National Bank.	Incorporated by reference to Exhibit 10.16 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.13	Consulting Agreement dated July 1, 2002 between Advanced Communications Technologies, Inc. and Randall H. Prouty.	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-KSB/A filed on February 7, 2003

10.14	NonCompetition Agreement, dated June 3, 2004, by and among Cyber-Test, Inc., a Delaware corporation, Cyber-Test, Inc., a Florida corporation, and the shareholders of Cyber-Test.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.15	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Lisa Welton.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.16	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Thomas Sutlive.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.17	Agreement, dated May 27, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.18	Customer Lists License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.19	Websites License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.20	NonCompetition and Nondisclosure Agreement by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.21*	Employment Agreement dated June 24, 2004 by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.22*	January 1, 2005 Amendment to Employment Agreement by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the SEC on October 3, 2005

10.23*	Employment Agreement dated September 21, 2006 between Advanced Communications Technologies, Inc. and John E. Donahue	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the SEC on September 29, 2006

10.24*	Employment Agreement dated September 8, 2006 between Advanced Communications Technologies, Inc. and Steven J. Miller	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the SEC on September 29, 2006

14	Code of Business Conduct and Ethics for Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

* Management contract or management compensatory plan or arrangement.
(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

By:	/s/ Wayne I. Danson
Name:	Wayne I. Danson
Title:	President, Chief Executive Officer (Principal Executive Officer) and Director
Date:	February 12, 2007

By:	/s/ John E. Donahue
Name:	John E. Donahue
Title:	Chief Financial Officer (Principal Accounting Officer)
Date:	February 12 ,2007

EXHIBIT INDEX

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement, dated as of December 10, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit 2.14.1 to the Company’s Form 8-K filed with the SEC on December 14, 2004

3(I)(a)	Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(b)	Second Amendment to Articles of Incorporation of Telenetworx, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(c)	Third Amendment to Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(d)	Fourth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.7 to the Form SB-2 filed with the SEC on March 5, 2002

3(I)(e)	Fifth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.8 to the Form SB-2 filed with the SEC on July 16, 2003

3(I)(f)	Sixth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.6 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(I)(g)	Seventh Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.7 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(I)(h)	Eighth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

3(II)	Bylaws of the Company	Incorporated by reference to Exhibit 2.4 to the Company’s Form S-8 filed with the SEC on February 9, 2000

4.1	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Theodore S. Li.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 5, 2005

4.2	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 5, 2005

4.3	Secured Convertible Debenture	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.4	Securities Purchase Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers.	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.5	Investor Registration Rights Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Investors.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.6	Escrow Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc., Buyers, and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.7	Irrevocable Transfer Agent Instructions, dated November 2002	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.8	Security Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.9
6% Senior Unsecured Promissory Note, in the original principal amount of $547,000 issued on June 3, 2004 by Cyber-Test, Inc., a Delaware corporation, in favor of Cyber-Test, Inc., a Florida corporation.
Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.10	Escrow Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.11	Amendment No. 1 to 6% Unsecured Promissory Note dated August 10, 2004.	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.12	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.13	Escrow Agreement dated May 28, 2004 by and among Advanced Communications Technologies, Inc., Buyers and Butler Gonzalez, LLP, Escrow Agent.	Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.14	Investment Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.15	Registration Rights Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.16	Investment Agreement dated September 8, 2006 by and between Advanced Communications Technologies, Inc. and the Series A-1 Preferred Stockholders	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

10.1	Custodial and Stock Pledge Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee, and Quarles & Brady Streich Lang LLP.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.2	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Theodore S. Li.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.3	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Hui Cynthia Lee	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.4	Indemnity Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.5*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Non-Employee Director.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 6, 2005

10.6*	Form of Lock-Up Agreement for Executive Officer/Director of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 6, 2005

10.7*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Executive Officer/Employee.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on July 6, 2006

10.8*	Services Agreement entered into on June 7, 2005 by and among Advanced Communications Technologies, Inc., Wayne I. Danson and Danson Partners, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 13, 2005

10.9	Equity Line of Credit Agreement dated July 2003, by and between Cornell Capital Partners, LP and Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.10	Registration Rights Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.14 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.11	Placement Agent Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.15 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.12	Escrow Agreement dated July 2003, by and among Advanced Communications Technologies, Inc., Cornell Capital Partners, LP, Butler Gonzalez LLP and First Union National Bank.	Incorporated by reference to Exhibit 10.16 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.13	Consulting Agreement dated July 1, 2002 between Advanced Communications Technologies, Inc. and Randall H. Prouty.	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-KSB/A filed on February 7, 2003

10.14	NonCompetition Agreement, dated June 3, 2004, by and among Cyber-Test, Inc., a Delaware corporation, Cyber-Test, Inc., a Florida corporation, and the shareholders of Cyber-Test.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.15	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Lisa Welton.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.16	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Thomas Sutlive.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.17	Agreement, dated May 27, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.18	Customer Lists License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.19	Websites License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.20	NonCompetition and Nondisclosure Agreement by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.21*	Employment Agreement dated June 24, 2004 by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.22*	January 1, 2005 Amendment to Employment Agreement by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the SEC on October 3, 2005

10.23*	Employment Agreement dated September 21, 2006 between Advanced Communications Technologies, Inc. and John E. Donahue	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the SEC on September 29, 2006

10.24*	Employment Agreement dated September 8, 2006 between Advanced Communications Technologies, Inc. and Steven J. Miller	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the SEC on September 29, 2006

14	Code of Business Conduct and Ethics for Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

* Management contract or management compensatory plan or arrangement.
(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.