Form 10KSB/A
period 2006-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2007-06-19
CIK 1100820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
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
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, No Par Value, 5,000,000,000 shares authorized

Check whether the issuer is not required to file reports pursuant to Section 13 or 15((d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The issuer's revenue for fiscal year ended June 30, 2006 was $9,183,276.

The aggregate market value as of September 15, 2006 of the voting common equity held by non-affiliates is $3,491,222
ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of September 15, 2006, there were 4,597,302,006 shares of the Company’s no par value common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Form 10-KSB/A is to amend Part II, Items 6, 7 and 8A of the Annual Report on Form 10-KSB (the "Form 10-KSB") of Advanced Communications Technologies, Inc. (the "Company") for its fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on October 12, 2006. Except as set forth in this Form 10-KSB/A, this Form 10-KSB/A does not reflect any events that occurred after the filing of the Form 10-KSB or modify, amend or update any disclosures contained in the Form 10-KSB to reflect any subsequent events. Except as set forth in this Form 10-KSB/A, the Company is not making any changes to, or updating any disclosures contained in, the Form 10-KSB.

This Form 10-KSB/A is being filed in response to the Company’s determination that it is required to restate certain of its historical financial statements to reclassify its issues of convertible preferred stock from stockholders’ equity to liabilities.

The Company is required to restate certain of its historical financial statements to account for its issues of Series A and Series B convertible preferred stock during the periods subsequent to, and including, June 30, 2004 as a liability, not as a component of stockholders’ equity. Conversion of preferred stock into shares of common stock is taken at the lower of the fixed price of $.01 per share or the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion. Since there is no minimum price, conversion of each of the individual issues of convertible preferred stock could result in conversion into an indeterminable number of shares of common stock, and, therefore, under the guidance in paragraph 20 of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) the Company is prohibited from concluding that it has sufficient available authorized and unissued shares to meet the issues’ conversion requirements and, therefore, settlement is not within the control of the Company.

As discussed in Note 18 of the consolidated financial statements, the Company has reflected an increase in liabilities, and a decrease in stockholders’ equity/increase in stockholders’ deficiency, and for the years ended June 30, 2006, 2005 and 2004 in the amount of $3,625,200, $4,300,000 and $4,500,000, respectively.

This matter does not have an effect on the Company’s reported revenues, expenses or cash flows from past or future operations.

In addition, this Form 10-KSB/A also updates Part II, Item 8A to reflect management's conclusion that the changes reflected in Part II, Items 6 and 7 of this Form 10-KSB/A are not the result of a material weakness relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-KSB/A

TABLE OF CONTENTS

		PAGE
PART I

ITEM 1.	Description of Business	1-5

ITEM 2.	Description of Property	5

ITEM 3.	Legal Proceedings	5-6

ITEM 4.	Submission of Matters to a Vote of Security Holders	6

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	7-8

ITEM 6.	Management's Discussion and Analysis or Plan of Operation	8-16

ITEM 7.	Financial Statements	16

ITEM 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	16

ITEM 8A.	Controls and Procedures	16-17

ITEM 8B.	Other Information	17

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	18-21

ITEM 10.	Executive Compensation	21-26

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26-28

ITEM 12.	Certain Relationships and Related Transactions	28

ITEM 13.	Exhibits	29-34

ITEM 14.	Principal Accountant Fees and Services	34-35

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 AND 2005		F-1 - F-24

As used herein, the terms the “Company,” “Advanced Communications Technologies,” “ACT,” “we,” “us,” or “our” refer to Advanced Communications Technologies, Inc., a Florida corporation.

Forward-Looking Statements

Certain statements in the "Description of Business" (Item 1), "Management’s Discussion and Analysis or Plan of Operation" (Item 6) and elsewhere in this Annual Report on Form 10-KSB constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. The Act may, in certain circumstances, limit our liability in any lawsuit based on forward-looking statements we have made. All statements, other than statements of historical facts, included in this Annual Report on Form 10-KSB that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward looking statements. Without limiting the generality of the foregoing, words such as "may,” "anticipation,” "intend,” "could,” "estimate,” or "continue" or the negative or other comparable terminologies are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Advanced Communications Technologies, Inc. ("we," "us," "our," “ACT,” or the "Company") is a public holding company specializing in the technology after market service and supply chain known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), will acquire and operate businesses that provide repair and end-of-life cycle services for consumer electronics, computers and peripheral equipment. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), a depot repair and refurbishment company based in Florida currently our principal operating business.

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

Cyber-Test, a Delaware corporation and wholly owned subsidiary of Encompass, operates as an independent service organization. From its roots in the space industry more than 20 years ago, Cyber-Test gained the expertise to provide board-level repair of technical products to third-party warranty companies, original equipment manufacturers (“OEMs”), national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as PDAs and digital cameras. Cyber-Test plans to offer repair and exchange services during fiscal 2007 on gaming products including Sony’s PlayStation™, Microsoft’s X-Box™ and Nintendo’s Game Cube™ consoles. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.

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

According to D.F. Blumberg, a recognized industry statistician, the consumer electronics and computer / Electronic Data Processing (“EDP”) segment of reverse logistics is expected to be $4.2 billion in 2006 (an 8.8% increase over 2005) and is forecasted to increase at a 10.6% CAGR over the next four years, reaching $6.3 billion by 2010. The growth in sales of consumer electronics and computer and peripheral equipment is driving the need for reverse logistics and repair services, representing one of the largest opportunities within the industry. The Consumer Electronics Association (“CEA”) estimated that 2005 sales of consumer electronics and computers and peripheral equipment were $125.7 billion and $102.9 billion, respectively. There remains significant opportunity for above average company growth within the industry by continuing to increase capabilities across the product life cycle.

The reverse logistics industry has seen a dramatic increase in demand for services such as technical support, repair, asset recovery, end-of-life product management, disposal and recycling. This rapidly emerging market is driven by environmental regulations, outsourcing trends, and accelerating product life cycles across numerous technologies.

Electronic equipment discards are among the fastest growing segments of our nation’s waste stream and are increasingly being considered “toxic” waste when dumped into landfills. Environmental concerns and regulatory momentum are contributing to rapid growth in the e-Recycle segment of the reverse logistics industry. Both producers and users of electronic products need a single source solution that efficiently disassembles this equipment and safely recovers the components for use in new material manufacturing and properly disposes of unusable parts and materials.

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

With the technological advances and associated cost reductions in shipping, the warranty manager’s challenge is to meet and exceed customer’s expectations with respect to speed of response. The repair/warranty industry has seen a shift towards outsourcing warranty service to companies whose primary purpose and core strength is to manage complex demands of the repair/warranty chain process. Warranty service companies are expected to be able to:

•	offer one-stop / turnkey service;

•	have the technical ability to repair multi-products for multi-vendors;

•	offer advance exchange of office equipment computer peripheral products;

•	offer distribution logistics from call management through delivery; and

•	demonstrate supply-line parts management logistics efficiencies.

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

Cyber-Test’s Products and Services

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

Repair and Exchange. Cyber-Test has offered board-level repair of technical products for more than 20 years, and offers service programs for equipment dealers, OEMs, extended warranty companies, retail outlets and end-users. The service programs include:

•	return to depot repair of office equipment and computer peripheral products;

•	advance exchange of office equipment and computer peripheral products;

•	board-level repair of circuit boards and sub assemblies;

•	return to depot repair for component-level circuit boards;

•	OEM warranty exchange and repair programs;

•	large volume repair and refurbishment; and

•	call center technical support.

Cyber-Test’s repair and exchange service is managed by a proprietary information system designed and developed by the management team of Cyber-Test with software-tracking that allows customers or the call center function (whether it is onsite at Cyber-Test’s facilities or at the customer’s facility) to track on a real-time basis the repair status of any given unit, including a date of return delivery to the end-user, while at the same time allowing Cyber-Test to manage the output volume and quality of the repair process. This software allows its clients to view their inventory, parts, parts used per unit, and the status of all equipment on a real-time basis via its secure website. Clients may also change priorities and accelerate orders directly from this proprietary, customized web portal. Repair work is principally performed for OEM’s, retailers and TPAs under warranty programs.

Parts and Sales. Cyber-Test stocks a line of parts, accessories, and consumables for its in-house repair needs and offers these parts for sale as well. Cyber-Test stocks over 30,000 parts for printers, facsimile machines, scanners, laptops, monitors and PDAs. Customer’s can view a full listing of parts at Cyber-Test’s website (in the ADVANCEX™ section) and, if any part is not in stock, it can usually be made available in one business day. Cyber-Test's unique parts ordering system affords the capability to search, order, and buy parts without an OEM part number, and its search feature will cross-reference to other OEMs or parts manufacturers that may fit the desired part.

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

Service Contracts. In addition to OEMs and major retailers, Cyber-Test has established relationships with a number of insurance companies and third-party service providers to provide full repair and call center support service. Extended manufacturer’s warranties sold at retail stores are typically backed by a third party insurance company. In other cases, the extended warranty is managed by the retailer itself. If a product covered in a service contract is determined to be in need of repair by the Call Center, a replacement unit may be sent directly to the end-user via ADVANCEX™. Cyber-Test manages the process from call receipt and receiving the defective product back from the customer, to tracking the product, repairing the returned units, and managing against customer fraud.

Cyber-Test also offers an "Advance Exchange" program, known as ADVANCEX™, which provides same day service to its customers on all products Cyber-Test repairs. With the ADVANCEX™ program, Cyber-Test can ship an equivalent-to-new ("ETN") replacement product directly to the customer if phone support fails to correct the problem. The customer then returns the defective unit to Cyber-Test for repair and refurbishment and subsequent use for another customer. A special capability of Cyber-Test’s proprietary system is that it allows the OEM to gather failure analysis and failure trends critical to the release of new products. This information is collected online while Cyber-Test is providing Level II and III technical support directly to the customer. Its telephone support achieves a current phone fix-rate of more than 50%, saving OEMs millions of dollars per year in unnecessary product exchange expenses. Cyber-Test has a same-day fulfillment up to 5:00 p.m. Eastern Time on all ADVANCEX™ products, and ships approximately 3,500 repaired units per month. The ADVANCEX™ program has resulted in decreased product returns and increased customer satisfaction.

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

Company History

We were incorporated in Florida on April 30, 1998 under the name Media Forum International, Inc. ("Media Forum"). We were inactive from April 1998 to June 1998, except for the issuance of founders’ shares during such time period. On April 7, 1999, Advanced Communications Technologies, Inc., a Nevada corporation ("Advanced Communications (Nevada)") merged with and into us. Pursuant to this merger, the shareholders of Advanced Communications (Nevada) received 90% of our outstanding common stock and we received all of Advanced Communications (Nevada)’s assets. These assets included all of the North and South American rights to market and distribute SpectruCell, a wireless software-defined radio ("SDR")-based communications platform under development in Australia by entities related to a founding shareholder, to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communications signals through one base station. We subsequently changed our name from Media Forum to Advanced Communications Technologies, Inc. Upon completion of the merger, we changed our trading symbol to "ADVC." As a result of the merger, Advanced Communications (Nevada) ceased to exist as a separate entity.

In 2002, we closed operations relating to SpectruCell, significantly reduced our expenses, and shifted to a holding company structure, as it became uncertain whether SpectruCell’s development would ever be completed and brought to market in the U.S. On December 17, 2003, we formed SpectruCell, Inc., a wholly owned Delaware subsidiary, and transferred all of our rights in the SpectruCell technology to this subsidiary. SpectruCell, Inc. is presently inactive and the technology, to the best of our knowledge, has never been commercially developed and/or tested.

On January 31, 2000, we acquired Smart Investments.com, Inc. through a stock exchange with Smart Investments’ sole shareholder. Immediately upon completion of that acquisition, we elected successor issuer status in accordance with Rule 12g-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and consequently became a "reporting company" under the Exchange Act.

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

On December 30, 2004, we acquired a controlling interest in Pacific Magtron International Corp. (“PMIC”) PMIC engaged in the wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. On May 11, 2005, PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada.

Due to the bankruptcy filing of PMIC and its subsidiaries on May 11, 2005, and as of that date, the Company was no longer able to exercise management control over PMIC’s business operations. Consequently, as of June 30, 2005, the Company accounted for the investment in PMIC under the cost method of accounting. On June 23, 2005 PMIC ceased all business activities except those necessary to liquidate its remaining assets.

Employees

As of June 30, 2006, the Company had 102 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal executive office is located at 420 Lexington Avenue, Suite 2738, New York, New York 10170. The Company, through a lease agreement effective December 1, 2004 with Danson Partners, LLC, a party related to our chief executive officer, occupies a 499 square foot office facility having a monthly lease obligation of $1,478, as adjusted annually. Our lease agreement is on a month-to-month basis and is at fair market rental.

The Company’s core operating business, Cyber-Test is located at 448 Commerce Way, Longwood, Florida 32750. This 29,000 square foot office/warehouse facility has a one-year triple net lease that commenced on August 1, 2004 and ended on July 31, 2005, and provides for two one-year options at a monthly lease obligation of $13,900. Cyber-Test has exercised its options and extended its lease to July 31, 2007.

The Company’s principal operating unit, Encompass was located at 1600 California Circle, Milpitas, California 95035 until September 14, 2006, at which time it was relocated to our principal executive office at 420 Lexington Avenue, Suite 2738, New York, New York 10170.

ITEM 3. LEGAL PROCEEDINGS

The Company has been, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2006, there were no threatened or pending legal matters that would have a material impact on the Company’s consolidated results of operations, financial position or cash flows other than the proceedings described below.

On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of our then majority-owned subsidiary Pacific Magtron International Corp. (“PMIC”), for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among us and Mr. Li and Ms. Lee. On December 8, 2005, defendants answered the complaint and asserted various defenses to the claims set forth therein.

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

In July, 2006, we, PMIC, Mr. Li, Ms. Lee and others entered into a Mutual Settlement Agreement and Release (the “Settlement Agreement”) with respect to the settlement of the above litigation and other potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, and Wayne Danson, our Chief Executive Officer. PMIC’s entry into the Settlement Agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of PMIC’s Plan of Reorganization. Under PMIC’s Plan of Reorganization, ACT contributed $50,000 on behalf of PMIC’s stockholders to effectuate the plan of reorganization and a subsidiary of PMIC merged with an unrelated entity, Herborium, Inc. In connection with the merger, PMIC changed its name to Herborium Group, Inc. Upon closing of the merger, the Company paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. In addition, Li and Lee received certain shares of common stock of Herborium Group. If these shares do not have a value of $.10 or greater at the end of a 150 day lock-up period, the difference will be made up, at our option, by cash payments from us or delivery of additional 1,750,000 shares of Herborium/PMIC common stock which would otherwise be issued to our stockholders under PMIC’s Plan of Reorganization. A special stock distribution of shares of Herborium Group will be made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock.

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

The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

	High Bid	Low Bid
Fiscal Year 2006
Quarter Ended September 30, 2005	$.0012	$.0006
Quarter Ended December 31, 2005	.0011	.0003
Quarter Ended March 31, 2006	.0090	.0004
Quarter Ended June 30, 2006	.0022	.0010

Fiscal Year 2005
Quarter Ended September 30, 2004	$.00119	$.0005
Quarter Ended December 31, 2004	.002	.00038
Quarter Ended March 31, 2005	.0015	.0009
Quarter Ended June 30, 2005	.0015	.0005

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

RESTATEMENT

This Form 10-KSB/A and the restated consolidated financial statements included herein reflect a correction of our accounting and disclosure primarily related to our issues of convertible preferred stock. The restatement is being made to reclassify our issues of Series A and Series B convertible preferred stock during the periods subsequent to, and including, June 30, 2004 as a liability, not as a component of stockholders’ equity. As discussed in Note 18 of the consolidated financial statements, the Company has reflected an increase in liabilities, and a decrease in stockholders’ equity/increase in stockholders’ deficiency, and for the years ended June 30, 2006, 2005 and 2004 in the amount of $3,625,200, $4,300,000 and $4,500,000, respectively.

This matter does not have an effect the Company’s reported revenues, operating expenses or cash flows from past or future operations.

GENERAL

We are a New York-based public holding company specializing in the technology after market service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), acquires and operates businesses that provide computer and electronics repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business.

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

Cyber-Test, our core operating business unit, continued to experience increases in revenue and profitability in fiscal 2006. Cyber-Test’s sales increased 21% from $7,521,000 for the fiscal year ended June 30, 2005 to $9,094,000 for the year ended June 30, 2006. Gross profit from Cyber-Test was 35% of sales in the fiscal years ended June 30, 2006 and 2005. Cyber-Test’s operating results reflect, in part, management’s successful efforts to increase sales, and control operating expenses.

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

Summary of Results Of Operations

The following table sets forth certain selected financial data as a percentage of sales for the years ended June 30, 2006 and 2005:

	2006	2005

Net sales	100.0%	100.0%
Cost of sales	64.9	64.9
Gross profit	35.1	35.1
Loss from continuing operations before other income (expense)	42.9	59.2
Operating expenses	(7.8)	(24.1)
Other income (expenses)	1.6	30.1
Income (loss) from continuing operations	(6.2)	6.0
Loss from discontinued operations, net of minority interest	-	(15.9)
Net loss	(6.2)%	(9.9)%

Net Sales

Net sales for the fiscal year ended June 30, 2006 amounted to $9,183,000 as compared to net sales of $7,522,000 for the fiscal year ended June 30, 2005, an increase of $1,661,000, or 22.1%. The increase in net sales in fiscal 2006 was primarily due to a shift in Cyber-Test’s sales mix from its more traditional core work such as fax machines, printers and multifunction machines repair work to an increased volume of PDA, Blackberry and laptop repair work.

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

Other Income and Expenses

Our other income was $137,000 for the fiscal year ended June 30, 2006 compared to $2,266,000 of income for the prior year. We settled litigation with two former PMIC’s executives for a $325,000 cash payment in exchange for the cancellation of notes totaling $500,000, plus accrued interest, payable to the former PMIC’s executives. We recorded a gain of $220,000 for this settlement in the year ended June 30, 2006. Net interest expense decreased by $23,000 to $83,000 for the fiscal year ended June 30, 2006 from $106,000 for the fiscal year ended June 30, 2005. This decrease was due to the reduction in interest-bearing debt in fiscal 2006 compared to fiscal 2005. During the fiscal year ended June 30, 2005, we realized $2.8 million of debt forgiveness gain resulting from the favorable judgment against our former CEO and related entities that allowed us to discharge these obligations. We also realized $385,000 of investment income from our partnership investment in Yorkville Advisors, which was offset, in part, by a $191,000 loss on redemption of our partnership interest. In addition, a one-time charge of $669,000 representing the complete write-off of our investment in PMIC was recorded in the year ended June 30, 2005.

Loss from Discontinued Operations, Net of minority Interest

In fiscal 2005, we included PMIC’s loss of $1,195,000 from operations, net of minority interest, for the period January 1, 2005 through May 11, 2005, the date PMIC filed petitions to reorganize its businesses under Chapter 11 of the U.S. Bankruptcy Code separately as a loss from discontinued operations. As of the May 11, 2005 bankruptcy filing, the Company was no longer able to exercise management control over PMIC’s business operations. Consequently, as of June 30, 2005, the Company accounted for the investment in PMIC under the cost method of accounting.

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

We are pursuing additional capital and debt financing and acquisition of profitable businesses within our industry. Previously, we had financed our acquisitions and investments principally with short-term borrowings through our $30 million Equity Line of Credit with Cornell Capital Partners, L.P. (“Equity Line”). For the fiscal year ended June 30, 2006, we made no advances under the Equity Line prior to our termination of the Equity Line. In April 2006, we engaged Janney Montgomery Scott, LLC, a Philadelphia-based investment banking firm to assist us in securing an acquisition debt facility and/or long-term strategic equity investors, for the purpose of providing us with acquisition funds and funds for ongoing working capital needs and a planned recapitalization of our common and preferred stock. There can be no assurance that we will be able to obtain financing to meet working capital needs at suitable valuations or rates of interest, if at all. In addition, there is no guarantee that we will be able to secure financing to permit us to pursue strategic acquisitions and investments.

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

We have total liabilities and contractual obligations of $2,974,000 as of June 30, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations
	Total	1 Year or Less	More Than 1 Year

Notes payable	$942,000	$942,000	$—
Capitalized lease obligations	39,000	24,000	15,000

Total Contractual Obligations	$981,000	$966,000	$15,000

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $325,000 for the fiscal year ended June 30, 2006 compared to net cash used in operating activities of $876,000 for the year ended June 30, 2005. Cash provided by operating activities in the year ended June 30, 2006 was principally due to an increase in accounts payable and accrued expenses of $1,170,000, which was partially offset by a loss from continuing operations of $574,000 and a non-cash gain of $220,000 from a litigation settlement.

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

We had a working capital deficit of $2,976,000 as of June 30, 2006, which means that our current liabilities exceeded our current assets by $2,976,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2006 were not sufficient to satisfy all of our current liabilities on that date.

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

The issuance of shares upon any future conversion of the outstanding Series A Convertible Preferred Stock and B Convertible Preferred Stock will have a dilutive impact on our stockholders. As of June 30, 2006, we have $3,625,000 of outstanding shares of Series A Convertible Preferred Stock and B Convertible Preferred Stock that are convertible into shares of our common stock. Both the Series A Convertible Preferred Stock and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price is equal to or greater than $.01 per share at the time of conversion, the Series A Convertible Preferred Stock and B Convertible Preferred Stock would be convertible into an aggregate of 362,500,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 362,500,000. If such conversions had taken place at $0.001, our recent stock price, then holders of our Series A Convertible Preferred Stock and  Series B Convertible Preferred Stock would have received 3,625,000,000 shares of our common stock. As a result, our net loss per share could increase in future periods, and the market price of our common stock could decline.

We Have Not Authorized a Sufficient Number of Shares Of Our Common Stock To Cover the Future Conversion Of Our Outstanding Series A and B Convertible Preferred Stock

Our Articles of Incorporation require that we reserve and keep available out of our authorized common stock the full number of shares of our common stock issuable upon conversion of each of our Series A and B Convertible Preferred Stock. Under our Articles of Incorporation, 5,000,000,000 shares of our common stock are currently authorized. As of June 30, 2006, 4,167,927,000 shares of our common stock were issued and outstanding. At a minimum, the conversion of all of our issued and outstanding shares of Series A and B Convertible Preferred Stock would require us to issue an aggregate of 3,625,000,000 shares of our common stock to such investors, 2,973,000,000 shares of which are not currently authorized. In order to comply with our obligations under the Articles of Incorporation, our stockholders would need to authorize additional shares of common stock. Although our Board of Directors is contractually obligated to recommend that our shareholders approve such a measure and to vote any shares under the director’s control in favor of such measure, we cannot make any assurances that additional shares of our common stock will be authorized. If such shares are not authorized, the investors holding the shares of our Series A and B Convertible Preferred Stock could declare a default under the terms of their respective agreements with us.

The Conversion Of Our Series A Convertible Preferred Stock Could Cause A Change Of Control

The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. At June 30, 2006, Cornell Capital Partners, L.P. holds $2,470,000 of our Series A Convertible Preferred Stock, which if converted at current prices would result in the issuance of up to 2,470,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own approximately 25% of our then outstanding shares of Common Stock, computed based on 5,000,000,000 shares that are currently authorized to be issued. In such event, Cornell Capital Partners, L.P. would be a major shareholder and might be able to exercise control of us by electing directors and increasing the number of authorized shares of common stock that we could issue or otherwise.

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

The termination of Weinberg and appointment of Berenson as independent public accountants was recommended by our Audit Committee and was unanimously approved by our Board of Directors

ITEM 8A. CONTROLS AND PROCEDURES

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

Subsequent to the date of our evaluation, each of our Company's CEO and CFO considered the restatement of the selected financial data, the management's discussion and analysis of financial conditions and results of operations, and the restatement of the financial statements presented in Part II, Items 6 and 7, respectively, included in this Form 10-KSB/A and concluded that such restatements were not the result of a material weakness relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers~~,~~ and their principal offices. Our executive officers are elected annually by the Board of Directors and serve terms of one year or until their death, resignation or removal by the Board of Directors. Our directors serve one-year terms until their successors are elected. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Our directors and executive officers are as follows:

Name and Address	Age	Position

Wayne I. Danson	53	President, Chief Executive Officer
420 Lexington Avenue		and Director
New York, NY 10170

Steven J. Miller	48	Chief Operating Officer
420 Lexington Avenue		(effective September 25, 2006)
New York, NY 10170

John E. Donahue	57	Vice President and Chief Financial Officer
420 Lexington Avenue		(effective September 25, 2006)
New York, NY 10170

Dr. Michael Finch	58	Director
37 Walnut Street
Wellesley, MA 02481

Jonathan J. Lichtman	54	Secretary and Director
120 Palmetto Park Road
Boca Raton, FL 33432

Martin Nielson	54	Senior Vice President-Acquisitions and Director
420 Lexington Avenue		(Resigned on July 19, 2006)
New York, NY 10170

Randall Prouty	54	Director
420 Lexington Avenue
New York, NY 10170

Wilbank J. Roche	60	Director
520 South Sepulveda Boulevard
Los Angeles, CA 90049

The directors named above, except for Martin Nielson, will serve until the next annual meeting of our shareholders or until their successors shall be elected and accept their positions.

Wayne I. Danson, President, Chief Executive Officer, and Director. Mr. Danson has served as our Chief Financial Officer since December 1, 1999, as a Director since January 3, 2000, as President since April 30, 2002, and was appointed Chief Executive Officer on June 7, 2005. Mr. Danson also serves as Chief Executive Officer and Chairman of the Board of Encompass. Mr. Danson has served as an officer and director of certain subsidiaries of Pacific Magtron International Corporation, Inc. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm specializing in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was Managing Director of PricewaterhouseCoopers LLP’s Real Estate Capital Markets Group. Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal’s National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

Steven J. Miller, Chief Operating Officer. Mr. Miller has served as our Chief Operating Officer since September 25, 2006. For the past ten years Mr. Miller served as Senior Director of Service Operations for N.E.W. Customer Service Companies, Inc., the nation’s largest privately held third party administrator/reinsurer providing warranty policies for consumer electronic goods. There, Mr. Miller built and managed the team that developed new service offerings and currently delivers more than 3 million service events per year, representing $400 million in claims payments. Prior to this, he was the Director of North American Service Operations with Sharp Electronics with responsibility for all North American parts distribution, board level repairs and product refurbishment operations at Sharp’s headquarters in Romeoville, IL. Previously, for ten years he was responsible for shop and field service as well as parts inventory and parts sales for several large-market locations for General Electric/RCA, where he was Area Manager for GE Consumer Services. Mr. Miller is currently a Board Member of NESDA (National Servicing Dealers Association of America). He earned his Bachelor’s Degree in Business Administration from The Detroit Institute of Technology.

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

Jonathan J. Lichtman, Secretary and Director. Mr. Lichtman has served as a Director and Secretary since November 9, 1999 and is currently a partner with the Boca Raton law firm of Levinson & Lichtman, LLP, where he specializes in structuring corporate and partnership transactions, including real estate syndications. Mr. Lichtman is also currently a general partner of several real estate partnerships in New York, North Carolina and Florida. Prior to forming Levinson and Lichtman LLP, Mr. Lichtman was an attorney with English, McCaughan and O’Bryan, PA, where he performed legal work for domestic and international clients, as well as real estate partnerships and development. Mr. Lichtman obtained his J.D. degree, cum laude, from Syracuse University College of Law and his LLM degree in taxation from the University of Miami School of Law. He is also a certified public accountant and is licensed to practice law in Florida and New York.

Dr. Michael Finch, Director. Dr. Finch has served as a Director since March 10, 1997. For the four years before that, he was employed by Media Forum (first in the UK, and then in the U.S.) as Director of Product Development. Since 1998, he has been Chief Technology Officer of New Media Solutions, responsible for the conception, planning, creation, execution and deployment of all software products and projects. He was responsible for developing and implementing Media Forum’s software capabilities and strategy, managing technical and complex software projects for high-end clients, and pre-sales demonstrations to clients of Media Forum’s software stance and expertise. From 1983 to 1993, Dr. Finch was a Financial Software Engineer, who designed, wrote and implemented sophisticated real-time computer programs for trading Financial Instruments and Commodities on the Chicago and New York Futures exchanges. Prior to 1983, Dr. Finch was a research scientist and mathematician, with an academic career at four UK universities. He obtained a Doctorate of Mathematics at Sussex University for original research into Einstein’s Theory of General Relativity and its application to Neutron Stars. He lectured at Queen Mary’s College London on advanced mathematics.

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

Wilbank J. Roche, Director. Mr. Roche was appointed a Director on March 25, 1999 and is currently a principal with the law firm of Roche & Holt in Santa Monica, California. Mr. Roche was an honors graduate from the University of Southern California in 1976, as well as from Loyola University School of Law, Los Angeles, in 1979. He was admitted to the California State Bar in 1979 and has been practicing law actively since that time. Mr. Roche worked for law firms in the Los Angeles area from 1976 to 1983, when he opened his own office. In 1985, he formed Roche & Holt. Mr. Roche’s law practice has revolved largely around representing small businesses and their owners. In that regard, he has provided legal services in connection with the formation, purchase, sale, and dissolution of numerous entities, as well as in connection with their on-going operations.

Other Significant Employees

Lisa A. Welton, President and Chief Executive Officer of Cyber-Test, Inc. and Executive Vice President of Encompass Group Affiliates, Inc. From 1990 to June 3, 2004, Ms. Welton served as President and Chief Executive Officer of Cyber-Test, where she was responsible for overseeing the company’s operational, marketing, contractual, and communications efforts, including business development and growth. Upon our acquisition of Cyber-Test's assets, Ms. Welton was appointed to the same offices and given the same responsibilities with Cyber-Test. Ms. Welton was appointed Executive Vice President of Encompass in June 2004 and assists in the overall vision and implementation of the business. From 1987 to 1989, Ms. Welton served as the National Director of Business Development for Charlan Brock and Associates, an International architectural firm specializing in hotels and high-end custom home developments, where she secured architectural contracts for the firm’s clients in the United States and Europe. From 1985 to 1987, Ms. Welton was Senior Account Manager at Robison, Yesawich and Pepperdine, an advertising and public relations firm, where she coordinated hotel property grand openings and all subsequent press events. Ms. Welton graduated from the University of Wisconsin with a BS degree in advertising and marketing.

Thomas Sutlive, Vice President of Cyber-Test, Inc.  From August 1995 to June 3, 2004, Mr. Sutlive was employed by Cyber-Test, where he served as Vice President, since January 2004, and was responsible for the overall service structure and establishment of purchasing policies and procedures. Upon our acquisition of Cyber-Test's assets, Mr. Sutlive was appointed to the same offices and given the same responsibilities with Cyber-Test. Prior to Mr. Sutlive’s appointment to Vice President, he served as Cyber-Test’s Director of Operations from September 1999 to January 2004 and Purchasing Manager from August 1995 to September 1999. From 1989 to 1995, Mr. Sutlive was Lead Electric Technician with Sprague Electric, where he handled the operational readiness of specialized precision manufacturing equipment. Mr. Sutlive previously held the position of Systems Analyst with Dyncorp, a defense contractor, where he was responsible for generating failure analyses for naval missile tracking systems. Mr. Sutlive earned a bachelors degree from the University of Georgia and served six honorable years with the United States Navy.

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

The Board of Directors has established an Audit Committee and a Compensation Committee.

The Audit Committee was established May 15, 2001. The Audit Committee reports to our Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our internal accounting controls. The Audit Committee is comprised of Messrs. Prouty and Finch.

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

Corporate Governance

In April 2004, we established a Code of Business Conduct and Ethics (the "Code"), applicable to all of our employees, including our principal executive, accounting and financial officers, which states that we are committed to the highest standards of legal and ethical conduct. This Code sets forth our policies with respect to the way we conduct ourselves individually and operate our business. The provisions of this Code are designed to deter wrongdoing and to promote honest and ethical conduct among our employees, officers and directors. The Code is incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004. We will satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, any provision of our Code by posting such information on our corporate website. We will provide a copy of the Code, without charge, upon request. You may request a copy of the Code by writing to the Company’s corporate office located at 420 Lexington Avenue, Suite 2739, New York, NY 10170.

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

Item 10. Executive Compensation

Summary Compensation Table

The following table shows all cash compensation accrued and/or paid by us to our two executive officers, as well as certain other compensation paid or accrued, for the fiscal years ended June 30, 2006, 2005 and 2004. Mr. Nielson became an executive officer in June 2004. Other than as set forth herein, no executive officer’s cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred.

						Long-Term Compensation
		Annual Compensation				Awards			Payouts
Name and		Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)		Options/ SARs	LTIP Payouts	All Other Compensation
Principal Position	Year	($)	($)	($)		($)		(#)	($)	($)

Wayne I. Danson,	2006	125,794	—	9,884	(2)	—
President, CEO	2005	215,000	125,000	22,476	(2)	140,000		—	—	—
	2004	150,000	—	9,122	(1)	—		—	—	—

Martin Nielson,	2006	175,000	—	—		—
Sr. VP-Acquisitions (3)	2005	225,000	15,000	—		125,000	(4)	—	—	—
	2004	16,667	15,000	—		—		—	—	—

(1)	Represents reimbursement of out-of-pocket expenses, net of a $35,000 write-off, received by Mr. Danson through Danson Partners, LLC, an entity owned and operated by Mr. Danson.

(2)	Represents reimbursement of out-of-pocket expenses.

(3)	Mr. Nielson resigned on July 19, 2006.

(4)	Represents 12,500,000 shares of common stock valued at $.01 per share earned by Mr. Nielson pursuant to the deferred compensation provision of his June 24, 2004 employment contract, as amended.

Mr. Danson’s compensation is paid pursuant to a Services Agreement among Mr. Danson, Danson Partners, LLC and the Company. As described below under “Employment Agreements,” an annual base fee of $250,000 is payable under the Services Agreement. During the fiscal year ended June 30, 2006, Mr. Danson and Danson Partners, LLC deferred payment of $124,206 in fees. This amount has been accrued on the Company’s consolidated balance sheet as of June 30, 2006. Mr. Danson and Danson Partners, LLC have continued to defer all fees through the date of filing of this Report.

We have no stock options, SAR or other bonus arrangements for our employees and/or directors. During the fiscal year ended June 30, 2006, all decisions concerning executive compensation were made by our Compensation Committee.

Employment Agreements

John E. Donahue and Steven J. Miller

On September 25, 2006, Advanced Communications Technologies, Inc. (the “Company”) entered into employment agreements with John E. Donahue and Steven J. Miller pursuant to which Mr. Donahue will serve as the Company’s Chief Financial Officer and Mr. Miller will serve as the Company’s Chief Operating Officer. On that date, Mr. Donahue was also appointed the Company’s Assistant Secretary. Mr. Donahue replaces Wayne I. Danson, who has served as the Company’s Chief Financial Officer since December 1999. Mr. Danson will continue as the Company’s President and Chief Executive Officer.

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

•
Each employment agreement is effective as of September 25, 2006 and expires on the second anniversary thereof unless terminated earlier in accordance with its terms. The Company has the option to retain each executive for an additional one-year period.

•	At the request of the Company’s Board of Directors, each executive will serve as a director or officer of any subsidiary of the Company without additional compensation.

•
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

•
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

•	The Company is obligated to provide a $1,000,000 term life insurance policy on each executive and to insure each executive under a $2,000,000 key man life insurance policy.

•
Each employment agreement contains restrictive covenants prohibiting the executive from competing with the Company or soliciting the Company’s employees or customers for another business during the term of the agreement and for a period of two years after termination or the end of the employment term.

•
The Company may terminate each employment agreement for “cause” as defined therein or in the event that the respective executive becomes “Permanently Disabled” as defined therein. Each executive may terminate his agreement for “Good Reason” as defined therein. Each employment agreement automatically terminates upon the respective executive’s death.

•
In the event that the Company terminates the executive’s employment without cause, the Company will pay to the executive (i) any accrued base salary and reimbursement for business expenses incurred prior to the termination date and any accrued unpaid bonus for the current and prior fiscal years (the “Accrued Payments”) and (ii) a severance payment equal to the additional amount of base salary which would have been payable to the executive during the six-month period immediately following the termination date (the “Severance Payment”), which Severance Payment will be payable in cash to the executive in a lump sum no later than 30 days after the termination date; notwithstanding the foregoing, if such Severance Payment exceeds the exempt amount under Section 409A of the Internal Revenue Code (the “Code”) for an involuntary separation pay arrangement, any amount in excess of the exempt amount for involuntary separation pay arrangements will be paid to the executive in a lump sum on the first business day of the seventh month following the termination date. If it is determined that the payment of the amount in excess of the exempt amount in this manner nonetheless violates Code Section 409A, then such provision shall be deemed void and all such Severance Payments will be paid to the executive in a lump sum on the first business day of the seventh month following the termination date.

•
In the event that the executive terminates the employment agreement for Good Reason, the Company will pay the executive the Accrued Payments and the Severance Payments in a lump-sum on the first business day of the seventh month following the termination date.

•
In the event that (i) within three months prior to a “Change in Control” (as defined in the employment agreement), the Company terminates the agreement without cause (including the Company’s refusal or failure to exercise the option period), or (ii) within three months prior to, or twelve months following a Change in Control, the executive terminates the agreement with Good Reason due to (a) a reduction in base salary or (b) the Company is a party to a merger or consolidation in which it is not the surviving entity, and the surviving or new entity does not undertake to assume and perform the Company’s obligations under the agreement, the Severance Payment will be increased to an amount which, when added to the base salary paid to the executive from the date of Change of Control to the termination date, if any, equals 299% of the amount of base salary which would have been payable to the executive during the twelve-month period immediately following the termination date (the “Change in Control Benefit”). In addition, upon such a termination, all unvested stock options or stock awards held by the executive shall immediately become accelerated and vested. Any payment due in the foregoing events shall be paid in a lump sum on the first business day of the seventh month following the last to occur of the termination or Change in Control.

•
In the event that within twelve months following a Change in Control, the Company terminates the employment agreement without cause (including the Company’s refusal or failure to exercise the option period), the Severance Payment shall be increased to an amount which equals the Change in Control Benefit. Any payment due in such event will be paid in a lump sum no later than 30 days following the termination. In addition, upon such a termination, all unvested stock options or stock awards held by the executive shall immediately become accelerated and vested.

Danson Services Agreement

On June 7, 2005, the Company entered into a Services Agreement (the “Services Agreement”) expiring December 31, 2006, with Wayne I. Danson and Danson Partners, LLC, a limited liability company of which Mr. Danson is a principal (“DPL”).

Under the Services Agreement, DPL will provide Mr. Danson’s services to the Company and Mr. Danson will serve as Chief Executive Officer, President and Chief Financial Officer of the Company. In addition, the Company will take all necessary action to cause Mr. Danson to continue as a member of the Company’s Board of Directors, and, if elected, Mr. Danson will continue to serve as a director of the Company. The Services Agreement further provides that, at the request of the Company’s Board of Directors, Mr. Danson also will serve as a director or officer of any subsidiary of the Company without additional compensation. The Services Agreement is effective as of January 1, 2005 and expires on the second anniversary thereof unless earlier terminated in accordance with its terms.

Under the Services Agreement, the Company will pay DPL an annual base fee of $250,000. Pursuant to the Services Agreement, DPL is also entitled to (i) a cash bonus of $250,000, including $50,000, which was paid in July 2004 and $75,000, which was paid in January 2005 with the remaining $125,000 to be earned as of August 1, 2005 and paid on or before August 31, 2005 (this remaining amount has not been paid as of the date of this report), and (ii) a share bonus of 200,000,000 fully vested shares of the Company’s Common Stock issued contemporaneously with the execution of the Services Agreement. Mr. Danson has entered into a Lock-Up Agreement with the Company in connection with the issuance of the share bonus. For each fiscal year or portion therefore during the term of the Services Agreement, the Company may pay to DPL an annual performance bonus, in cash and/or restricted shares of Common Stock, in an amount determined at the sole discretion of the Compensation Committee, taking into account such factors as it considers appropriate, including but not necessarily limited to, Mr. Danson’s contribution to the Company’s consolidated net earnings and stock appreciation during such fiscal year. In addition, the Company may grant cash bonuses, restricted shares of Common Stock, or options to DPL in consideration for Mr. Danson’s services, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion. Neither Mr. Danson nor DPL will receive additional consideration for Mr. Danson’s service as a director of the Company. Under the Services Agreement, the Company is obligated to provide a $2,000,000 term life insurance policy on Mr. Danson, the beneficiary of which will be Mr. Danson’s wife, and to insure Mr. Danson under a $2,000,000 key man life insurance policy, the beneficiary of which will be the Company.

The Company may terminate the Services Agreement for “cause” or in the event that Mr. Danson becomes “Permanently Disabled.” The Services Agreement automatically terminates upon Mr. Danson’s death. In the event that the Company terminates the Services Agreement without cause or Mr. Danson or DPL terminate the Services Agreement for “Good Reason,” the Company shall pay to DPL (i) any accrued annual base fees and reimbursements for business expenses incurred prior to the termination date and any unpaid bonus fees for a prior fiscal year, which amounts will be payable in a lump sum no later than 30 days after the termination date, and (ii) a severance payment equal to the annual base fee for the twelve-month period immediately following the termination date, payable in a lump sum within 30 days of the termination date if Mr. Danson or DPL terminates the Services Agreement for “Good Reason” or in twelve equal monthly installments if the Company terminates the Services Agreement without cause. If within three months prior to, or twelve months following, a “Change of Control,” (i) the Company terminates the Services Agreement without cause or (ii) Mr. Danson or DPL terminate the Services Agreement for certain occurrences constituting “Good Reason,” the severance payment will be increased to an amount which, when added to the annual base fees paid to DPL from the date of the “Change in Control” to the termination date, if any, equals 299% of the amount of annual base fees which would have been payable to DPL during the twelve-month period immediately following the termination date and will be payable in a lump sum within 30 days of the last to occur of the termination date or the “Change in Control,” and (y) all unvested stock options or stock awards held by either DPL or Mr. Danson will immediately become accelerated and vested.

Under the Services Agreement, the following terms have the meanings specified below:

•
“Cause” means (i) any act or omission by Mr. Danson that constitutes malfeasance, misfeasance or nonfeasance in the course of his duties thereunder, or in the judgment of the Board of Directors, Mr. Danson has been grossly negligent (including habitual neglect of duties), incompetent or insubordinate in carrying out his duties thereunder, (ii) a material breach of the Services Agreement by DPL or Mr. Danson that is not cured within ten (10) days of receipt of notice thereof, (iii) Mr. Danson’s or DPL’s breach of a fiduciary duty owed to the Company or its affiliates, or (iv) Mr. Danson’s or DPL’s conviction of, or pleading nolo contendere to, a criminal offense or crime constituting a misdemeanor or felony, or conviction in respect to any act involving fraud, dishonesty or moral turpitude (other than minor traffic infractions or similar minor offenses);

•
“Permanently Disabled” means becomes disabled or incapacitated as determined under the Company's Long Term Disability Policy, whether or not such Policy covers Mr. Danson, or, in the event the Company does not have a Long Term Disability Policy at the relevant time, Mr. Danson's inability to fully perform his duties and responsibilities thereunder to the full extent required by the Company by reason of illness, injury or incapacity for 120 consecutive days or for more than six months during any twelve month period;

•
“Good Reason” means the occurrence of any of the following without Mr. Danson’s consent: (i) a material reduction in Mr. Danson’s duties or authority, or a change in reporting relationship which requires Mr. Danson to report to any person or persons other than the Board of Directors or a Committee of the Board, (ii) a requirement that Mr. Danson be relocated to an office outside of the New York City metropolitan area, (iii) a reduction in the Base Fees, or (iv) the Company is a party to a merger or consolidation in which it is not the surviving entity, and the surviving or new entity does not undertake to assume and perform the Company’s obligations under the Services Agreement; and

•	“Change in Control” means any one of the following:

(i)
Any “person” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than the Company, officers and directors of the Company as of the date of the Services Agreement and certain other persons or entities) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty five percent (25%) or more of the combined voting power of the Company’s then outstanding securities;

(ii)
The share owners of the Company approve a merger or consolidation of the Company with any other company that results in a change of ownership of more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

(iii)	The share owners of the Company approve a plan of liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or

(iv)	The Current Director Group constitutes less than 50% of the members of the Board of Directors.

Notwithstanding the foregoing, a “Change in Control” shall not include any transaction under subparagraphs (ii) or (iii) unless Mr. Danson and DPL have voted their shares of the Company against such transaction, or any triggering change in the Current Director Group under subparagraph (iv), unless Mr. Danson, as a Director, shall not have had a vote with respect to, or shall have voted against, the members whose addition to the Board of Directors subsequent to the effective date causes the Current Director Group to “constitute less 50% of the members of the Board.”

On June 24, 2004 the Company entered into a two-year employment agreement, as amended effective June 1, 2005, with Mr. Martin Nielson, our former Senior Vice President, Acquisitions. Mr. Nielson’s employment contract expired by its terms on June 23, 2006. Under the terms of the employment agreement Mr. Nielson was entitled to earn up to 50,000,000 shares of our restricted stock valued at $.01 per share to vest over a two year period. On July 1, 2005, 12,500,000 shares of restricted common stock vested and were issued to Mr. Nielson. Under the terms of a general release and settlement agreement with Mr. Nielson entered into on July 19, 2006, the unvested portion of the common stock grant or 37,500,000 shares valued at $375,000 was forfeited by Mr. Nielson.

 Compensation Of Directors

Our directors did not receive any cash or stock compensation for their services as a director in fiscal 2006, but were reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director. Each of the independent directors is entitled to $25,000 in cash compensation, payable $6,250 per quarter of services rendered. In fiscal 2006, our independent directors did not receive any cash compensation from the Company. In fiscal 2005, each of the independent directors received $18,750 in cash compensation, payable $6,250 per quarter of service. Mr. Prouty received an additional $5,000 for serving as Chairman of the Compensation Committee. As of June 30, 2006, each independent director is owed $31,250, or $125,000 in the aggregate, for director services rendered for the year ended June 30, 2006 and for the three months ended June 30, 2005. On June 29, 2005, each independent director received 75,000,000 shares of common stock having a value of $52,500 as compensation for prior services rendered. The stock grants were made under the Company’s 2005 Stock Plan. Each independent director entered into a Lock-Up Agreement with the Company with respect to such stock grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information about the beneficial ownership of our common stock as of September 15, 2006 for:

•	any person, who at June 30, 2006 owned more than five percent (5%) of our common stock;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table in Part III - Item 10. Executive Compensation of this Annual Report on Form 10-KSB; and

•	all directors and executive officers as a group.

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

	Common Stock Beneficially Owned
Name/Title	Number		Percent (1)

Wayne I. Danson, President, CEO & Director	210,158,832	(2)	4.57%
John E. Donahue, VP & Chief Financial Officer	0	(5)	00.00%
Steven J. Miller, Chief Operating Officer	0	(5)	00.00%
Jonathan J. Lichtman, Secretary & Director	105,710,334	(3)	2.30%
Dr. Michael Finch, Director	75,591,334		1.64%
Randall Prouty, Director	88,527,080		1.93%
Wilbank Roche, Director	93,507,143		2.03%
David G. Boshart	532,585,003	(4)	11.58%
Total	1,106,079,726		24.06. %
All Executive Officers and Directors as a Group (7) persons)	573,494,723		12.47%

(1)
Percentage of outstanding shares is based on 4,597,302,006 shares of common stock outstanding as of September 15, 2006, together with shares deemed beneficially owned by each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)
Includes 39,808,832 shares beneficially owned by Mr. Danson's affiliated entity and spouse. Includes 31,500,000 shares held by Mr. Danson’s adult children. Mr. Danson has no beneficial ownership in these shares.

(3)	Excludes 396,666 shares held by various family trusts. Mr. Lichtman has no beneficial ownership in these shares.

(4)	Includes shares owned in trust for Mr. Boshart’s adult child and shares held by tenants in common with Mr. Boshart’s brother and sister.

(5)	On September 27, 2006 pursuant to their employment contracts, Messrs. Donahue and Miller were each issued 10,000,000 shares of restricted common stock.

Although pursuant to the terms of our Series A Convertible Preferred Stock issued to Cornell Capital and other investors (the “Holders”), the Holders are not permitted to own more than 9.99% of our outstanding common stock at any one time, the Holders are permitted to waive such restriction, which waiver is effective on the 61st day after delivery of the waiver to us. Accordingly, there are a sufficient number of shares of our common stock issuable under the outstanding Series A Convertible Preferred Stock, such that by delivering such waiver the Holders could affect a change of control of the Company on or after the 61st day following delivery.

Existing Stock Compensation Plans

The following table sets forth information as of June 30, 2006 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	0	0	200,000,000	(2)
Total	0	0	200,000,000

(1)
Pursuant to the terms of Mr. Nielson's employment agreement, Mr. Nielson is entitled to receive 50,000,000 shares of the Company's restricted common stock, priced at $.01 per share, of which (i) 12,500,000 shares vested on July 1, 2005; and (ii) 37,500,000 shares would fully vest on July 1, 2006, provided that Mr. Nielson was then employed by the Company. The 12,500,000 shares were issued to Mr. Nielson on July 1, 2005. The employment contract with Mr. Nielson expired on June 23, 2006 and the unvested 37,500,000 shares were forfeited. The terms of Mr. Nielson’s employment agreement are discussed in more detail under Part III - Item 10. Executive Compensation - Employment Agreements.

(2)
Pursuant to the Company’s 2005 Stock Plan, 200,000,000 shares of the Company’s common stock remain available for issuance as incentive stock options or as nonqualified stock options. A description of the 2005 Stock Plan is set forth in Note 12(E) of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB.

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

The Company, through a license agreement effective December 1, 2004 with Danson Partners, LLC (“DPL”), a party related to our chief executive officer, occupies a 499 square foot office facility at 420 Lexington Avenue, New York, NY 10170, having a monthly lease obligation of $1,478, as adjusted annually. The Company’s license agreement is on a month-to-month basis. Under the Danson Service Agreement, the Company paid $135,678 in fiscal 2006 to DPL for the services and expenses of Mr. Danson. As of June 30, 2006, the Company owed DPL $257,617 for services and reimbursable expenses.

On April 24, 2006, the Company issued an unsecured promissory note to Mr. Wayne Danson, our Chief Executive Officer, for proceeds of $35,000. The note bears interest at 10% per annum. Payments of principal and accrued interest are due on October 24, 2006.

Item 13. Exhibits

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement, dated as of December 10, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit ~~2.1~~4.1 to the Company’s Form 8-K filed with the SEC on December 14, 2004

3(I)(a)	Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(b)	Second Amendment to Articles of Incorporation of Telenetworx, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(c)	Third Amendment to Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(d)	Fourth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.7 to the Form SB-2 filed with the SEC on March 5, 2002

3(I)(e)	Fifth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.8 to the Form SB-2 filed with the SEC on July 16, 2003

3(I)(f)	Sixth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.6 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(I)(g)	Seventh Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.7 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(I)(h)	Eighth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

3(II)	Bylaws of the Company	Incorporated by reference to Exhibit 2.4 to the Company’s Form S-8 filed with the SEC on February 9, 2000

4.1	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Theodore S. Li.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 5, 2005

4.2	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 5, 2005

4.3	Secured Convertible Debenture	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.4	Securities Purchase Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers.	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.5	Investor Registration Rights Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Investors.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.6	Escrow Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc., Buyers, and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.7	Irrevocable Transfer Agent Instructions, dated November 2002	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.8	Security Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.9
6% Senior Unsecured Promissory Note, in the original principal amount of $547,000 issued on June 3, 2004 by Cyber-Test, Inc., a Delaware corporation, in favor of Cyber-Test, Inc., a Florida corporation.
Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.10	Escrow Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.11	Amendment No. 1 to 6% Unsecured Promissory Note dated August 10, 2004.	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.12	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.13	Escrow Agreement dated May 28, 2004 by and among Advanced Communications Technologies, Inc., Buyers and Butler Gonzalez, LLP, Escrow Agent.	Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.14	Investment Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.15	Registration Rights Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.16	Investment Agreement dated September 8, 2006 by and between Advanced Communications Technologies, Inc. and the Series A-1 Preferred Stockholders	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

10.1	Custodial and Stock Pledge Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee, and Quarles & Brady Streich Lang LLP.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.2	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Theodore S. Li.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.3	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Hui Cynthia Lee	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.4	Indemnity Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.5*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Non-Employee Director.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 6, 2005

10.6*	Form of Lock-Up Agreement for Executive Officer/Director of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 6, 2005

10.7*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Executive Officer/Employee.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on July 6, 2006

10.8*	Services Agreement entered into on June 7, 2005 by and among Advanced Communications Technologies, Inc., Wayne I. Danson and Danson Partners, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 13, 2005

10.9	Equity Line of Credit Agreement dated July 2003, by and between Cornell Capital Partners, LP and Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.10	Registration Rights Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.14 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.11	Placement Agent Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.15 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.12	Escrow Agreement dated July 2003, by and among Advanced Communications Technologies, Inc., Cornell Capital Partners, LP, Butler Gonzalez LLP and First Union National Bank.	Incorporated by reference to Exhibit 10.16 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.13	Consulting Agreement dated July 1, 2002 between Advanced Communications Technologies, Inc. and Randall H. Prouty.	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-KSB/A filed on February 7, 2003

10.14	NonCompetition Agreement, dated June 3, 2004, by and among Cyber-Test, Inc., a Delaware corporation, Cyber-Test, Inc., a Florida corporation, and the shareholders of Cyber-Test.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.15	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Lisa Welton.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.16	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Thomas Sutlive.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.17	Agreement, dated May 27, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.18	Customer Lists License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.19	Websites License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.20	NonCompetition and Nondisclosure Agreement by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.21*	Employment Agreement dated June 24, 2004 by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.22*	January 1, 2005 Amendment to Employment Agreement by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the SEC on October 3, 2005

10.23*	Employment Agreement dated September 21, 2006 between Advanced Communications Technologies, Inc. and John E. Donahue	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the SEC on September 29, 2006

10.24*	Employment Agreement dated September 8, 2006 between Advanced Communications Technologies, Inc. and Steven J. Miller	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the SEC on September 29, 2006

14	Code of Business Conduct and Ethics for Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

21	Subsidiaries of Advanced Communications Technologies, Inc.	Provided herewith

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our independent auditors, Berenson LLP, has billed us (a) $43,853 for the audit of the Company’s annual consolidated financial statements for the fiscal years ended June 30, 2006 and the review of the Company’s Forms 10-KSB for the fiscal year ended June 30, 2006 and (b) a total of $29,883 for the reviews of our consolidated financial statements included in the Company’s Forms 10-QSB for the quarters ended December 31, 2005 and March 31, 2006.

The aggregate fees billed for professional services rendered by Weinberg & Company, P.A., the Company’s prior independent auditors, were (a) $106,520 for the audit of the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2005 and the reviews of the consolidated financial statements included in the Company’s Forms 10-QSB for the fiscal year ended June 30, 2005 and (b) $14,745 for the review of the financial statements included in the Company’s Forms 10-QSB for the quarter ended September 30, 2005.

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

All Other Fees

Other than the services described above, the aggregate fees billed for services rendered by Berenson LLP was $121,863 for the fiscal year ended June 30, 2006. These fees were related to the due diligence services for acquiring certain business targets.

Policy For Pre-Approval Of Audit And Non-Audit Services

All engagements of our independent auditor to perform any audit services and non-audit services were approved by the Audit Committee in accordance with its normal functions. During the fiscal years ended June 30, 2006 and 2005, no audit services or non-audit services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The Board of Directors and the Audit Committee are in the process of creating a policy to pre-approve all audit services and all non-audit services that our independent auditor will perform for us under applicable federal securities regulations. As permitted by the applicable regulations, we anticipate that the Audit Committee’s policy will utilize a combination of specific pre-approval on a case-by-case basis of individual engagements of our independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that will be reviewed annually by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

By:	/s/ Wayne I. Danson
Name: Wayne I. Danson
Title: President and Chief Executive Officer
Date: June 15, 2007

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wayne I. Danson	President and Chief Executive Officer	June 15, 2007
Wayne I. Danson	(Principal Executive Officer) and Director

/s/ John E. Donahue	Vice President and Chief Financial Officer	June 15, 2007
John E. Donahue	(Principal Accounting Officer)

/s/ Jonathan Lichtman	Secretary and Director	June 15, 2007
Jonathan Lichtman, Esq.

/s/ Dr. Michael Finch	Director	June 15, 2007
Dr. Michael Finch

/s/ Randall Prouty	Director	June 15, 2007
Randall Prouty

/s/ Wilbank J. Roche	Director	June 15, 2007
Wilbank J. Roche, Esq.

EXHIBIT INDEX

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement, dated as of December 10, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit ~~2.1~~4.1 to the Company’s Form 8-K filed with the SEC on December 14, 2004

3(I)(a)	Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(b)	Second Amendment to Articles of Incorporation of Telenetworx, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(c)	Third Amendment to Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(I)(d)	Fourth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.7 to the Form SB-2 filed with the SEC on March 5, 2002

3(I)(e)	Fifth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.8 to the Form SB-2 filed with the SEC on July 16, 2003

3(I)(f)	Sixth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.6 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(I)(g)	Seventh Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.7 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(I)(h)	Eighth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

3(II)	Bylaws of the Company	Incorporated by reference to Exhibit 2.4 to the Company’s Form S-8 filed with the SEC on February 9, 2000

4.1	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Theodore S. Li.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 5, 2005

4.2	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 5, 2005

4.3	Secured Convertible Debenture	Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.4	Securities Purchase Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers.	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.5	Investor Registration Rights Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Investors.	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.6	Escrow Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc., Buyers, and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.7	Irrevocable Transfer Agent Instructions, dated November 2002	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.8	Security Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-KSB filed with the SEC on December 6, 2002

4.9
6% Senior Unsecured Promissory Note, in the original principal amount of $547,000 issued on June 3, 2004 by Cyber-Test, Inc., a Delaware corporation, in favor of Cyber-Test, Inc., a Florida corporation.
Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.10	Escrow Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.11	Amendment No. 1 to 6% Unsecured Promissory Note dated August 10, 2004.	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.12	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.13	Escrow Agreement dated May 28, 2004 by and among Advanced Communications Technologies, Inc., Buyers and Butler Gonzalez, LLP, Escrow Agent.	Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.14	Investment Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.15	Registration Rights Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.16	Investment Agreement dated September 8, 2006 by and between Advanced Communications Technologies, Inc. and the Series A-1 Preferred Stockholders	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

10.1	Custodial and Stock Pledge Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee, and Quarles & Brady Streich Lang LLP.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.2	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Theodore S. Li.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.3	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Hui Cynthia Lee	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.4	Indemnity Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 5, 2005

10.5*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Non-Employee Director.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 6, 2005

10.6*	Form of Lock-Up Agreement for Executive Officer/Director of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 6, 2005

10.7*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Executive Officer/Employee.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on July 6, 2006

10.8*	Services Agreement entered into on June 7, 2005 by and among Advanced Communications Technologies, Inc., Wayne I. Danson and Danson Partners, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 13, 2005

10.9	Equity Line of Credit Agreement dated July 2003, by and between Cornell Capital Partners, LP and Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.10	Registration Rights Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.14 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.11	Placement Agent Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.15 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.12	Escrow Agreement dated July 2003, by and among Advanced Communications Technologies, Inc., Cornell Capital Partners, LP, Butler Gonzalez LLP and First Union National Bank.	Incorporated by reference to Exhibit 10.16 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

10.13	Consulting Agreement dated July 1, 2002 between Advanced Communications Technologies, Inc. and Randall H. Prouty.	Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-KSB/A filed on February 7, 2003

10.14	NonCompetition Agreement, dated June 3, 2004, by and among Cyber-Test, Inc., a Delaware corporation, Cyber-Test, Inc., a Florida corporation, and the shareholders of Cyber-Test.	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.15	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Lisa Welton.	Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.16	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Thomas Sutlive.	Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on June 18, 2004

10.17	Agreement, dated May 27, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.18	Customer Lists License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.19	Websites License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.20	NonCompetition and Nondisclosure Agreement by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.21*	Employment Agreement dated June 24, 2004 by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

10.22*	January 1, 2005 Amendment to Employment Agreement by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the SEC on October 3, 2005

10.23*	Employment Agreement dated September 21, 2006 between Advanced Communications Technologies, Inc. and John E. Donahue	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the SEC on September 29, 2006

10.24*	Employment Agreement dated September 8, 2006 between Advanced Communications Technologies, Inc. and Steven J. Miller	Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the SEC on September 29, 2006

14	Code of Business Conduct and Ethics for Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

21	Subsidiaries of Advanced Communications Technologies, Inc.	Provided herewith

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

i

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONTENTS

PAGE	F-1-F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006 AND 2005

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

PAGE	F-5	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

PAGES	F7 - F-24	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Advanced Communications Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Advanced Communications Technologies, Inc., and Subsidiaries as of June 30, 2006 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We also have audited the adjustments described in Note 18 that were applied to restate the fiscal 2004 through 2006 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the fiscal 2004 and 2005 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2004 and 2005 financial statements taken as a whole.

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

As discussed in Note 18 to the accompanying financial statements, the Company has restated its fiscal 2004 through 2006 financial statements.

J.H. COHN LLP

New York, New York

August 30, 2006, except for notes 5(B), 9, 10(E), 12(B), 15(C) and 16(B) as to which the date is September 25, 2006, and note 18 as to which the date is June 7, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Advanced Communications Technologies, Inc. and Subsidiaries

We have audited, before the effects of the adjustments for the correction of the error described in Note 18, the accompanying consolidated balance sheet of Advanced Communications Technologies, Inc., and Subsidiaries (“Company”) as of June 30, 2005 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended (the fiscal 2005 financial statements before the effects of the adjustments discussed in Note 18 are not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit, before the effects of the adjustments described above, of these consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments for the correction of the error described in Note 18, present fairly, in all material respects, the financial position and the results of the operations and cash flows of Advanced Communications Technologies, Inc. and Subsidiaries for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(B) to the consolidated financial statements included in the Company’s 2005 Form 10-KSB not presented herein, the Company’s recurring losses from operations and working capital deficiency raised substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters were also described in Note 1(B) to those financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 18 and, accordingly, do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by the Independent Registered Public Accounting Firm J.H. Cohn LLP.

/s/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida
September 23, 2005

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
RESTATED (Note 18)

	June 30,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$756,093	$836,876
Accounts receivable, net of allowance for doubtful accounts of $4,634
and $4,723 at June 30, 2006 and 2005, respectively	372,273	364,285
Replacement parts and equipment	414,425	367,453
Prepaid expenses and other current assets	119,961	130,605
Total Current Assets	1,662,752	1,699,219

Property and equipment, net	228,361	259,764
Other Assets
Other assets	7,601	—
Deferred acquisition costs	301,921	—
Licensed intangibles and rights	400,000	400,000
Goodwill	2,624,388	2,611,055
Total Other Assets	3,333,910	3,011,055
TOTAL ASSETS	$5,225,023	$4,970,038

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current Liabilities
Current portion of notes payable and capitalized lease obligation	$965,909	$1,020,028
Accounts payable and accrued expenses	1,993,193	818,554
Total Current Liabilities	2,959,102	1,838,582
Long-term Notes and Loans Payable, less Current Portion	15,340	205,367
Convertible Preferred Stock
Series A convertible preferred stock, $.01 par value	3,565,200	4,200,000
Series B convertible preferred stock, $.01 par value	60,000	100,000
TOTAL LIABILITIES	6,599,642	6,343,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 5,000,000,000 shares authorized,
4,167,927,006 and 3,151,773,731 shares issued and outstanding at June 30, 2006
and 2005, respectively	30,475,040	29,751,907
Additional paid in capital	1,195,374	1,570,374
Deferred commitment and equity financing fees, net of accumulated amortization	—	(25,000)
Deferred compensation, net of amortization of $500,000 and $250,000 at
June 30, 2006 and 2005, respectively	—	(250,000)
Accumulated deficit	(33,045,033)	(32,421,192)
Total Stockholders' Deficiency	(1,374,619)	(1,373,911)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,225,023	$4,970,038

See accompanying notes to consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2006	2005

NET SALES	$9,183,276	$7,521,723
COST OF SALES	5,959,085	4,879,081
GROSS PROFIT	3,224,191	2,642,642

OPERATING EXPENSES
Depreciation and amortization	98,420	124,175
Professional and consulting fees	861,534	476,718
Other selling, general and administrative expenses	2,975,366	3,848,642

TOTAL OPERATING EXPENSES	3,935,320	4,449,535

Loss From Continuing Operations before Other Income (Expense)	(711,129)	(1,806,893)

OTHER INCOME (EXPENSE)
Litigation settlement	220,083	2,847,511
Loss on partnership redemption	—	(191,292)
Distributable share of partnership income	—	385,233
Write-off of investment in Pacific Magtron International Corp.	—	(668,834)
Interest expense, net	(82,795)	(106,184)

TOTAL OTHER INCOME (EXPENSE), NET	137,288	2,266,434

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(573,841)	$459,541

LOSS FROM DISCONTINUED OPERATIONS, NET OF MINORITY INTEREST	—	(1,195,374)

NET LOSS	$(573,841)	$(735,833)

Earnings (loss) per share:
Basic and diluted income (loss) per share from continuing operations	$—	$—
Basic and diluted loss per share from discontinued operations	$—	$—
Net basic and diluted loss per share	$—	$—

Weighted average number of shares
outstanding during the year - basic and dilutive	3,514,362,488	2,072,211,255

See accompanying notes to consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
RESTATED (Note 18)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	DEFFERED COMMITMENT AND EQUITY FINANCING	DEFERRED
	SHARES	AMOUNT	CAPTIAL	DEFICIT	FEES	COMPENSATION	TOTAL
BALANCE AT JUNE 30, 2004	1,994,365,845	$28,745,253	$—	$(31,685,359)	$(135,432)	$—	$(3,075,538)
Reversal of escrowed stock issued to pay short term debt	(162,999,640)	—	—	—	—	—	—
Stock issued in partial payment of short term note	172,881,526	100,000	—	—	—	—	100,000
Stock issued in exchange for services	505,000,000	357,500	—	—	—	—	357,500
Stock issued on conversion of Series B preferred stock	400,000,000	200,000	—				200,000
Deferred compensation	12,500,000	125,000	375,000	—	—	(500,000)	—
Amortization of deferred compensation	—	—	—	—		250,000	250,000
Adjustment to reflect the effect of a change in accounting
from the equity method to the cost method for the
investment in Pacific Magtron International Corp. ("PMIC")	—	—	1,195,374		—	—	1,195,374
Amortization of deferred commitment & financing fees	—	(5,872)	—	—	110,432	—	104,560
Stock issued for convertible debt and accrued interest	230,026,000	230,026	—	—	—	—	230,026
Net loss for the year	—	—	—	(735,833)	—	—	(735,833)
BALANCE AT JUNE 30, 2005	3,151,773,731	29,751,907	1,570,374	(32,421,192)	(25,000)	(250,000)	(1,373,911)
Stock issued on conversion of Series A preferred stock	885,994,544	634,800				—	634,800
Stock issued on conversion of Series B preferred stock	63,492,064	40,000					40,000
Escrow of Contingent stock	16,666,667	13,333	—			—	13,333
Stock issued for executive bonus	50,000,000	35,000	—			—	35,000
Amortization of deferred compensation			(375,000)			250,000	(125,000)
Amortization of deferred commitment & financing fees					25,000		25,000
Accrued distribution of Herborium Inc.'s common shares to shareholders				(50,000)			(50,000)
Net loss for the year				(573,841)			(573,841)
BALANCE AT JUNE 30, 2006	4,167,927,006	$30,475,040	$1,195,374	$(33,045,033)	$—	$—	$(1,374,619)

See accompanying notes to consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) OPERATIONS:
Net loss	$(573,841)	$(735,833)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	98,420	124,175
Amortization of deferred compensation	(125,000)	250,000
Allowance for doubtful accounts	(89)	—
Stock issued in payment of accrued interest	—	40,526
Stock issued for services	35,000	357,500
Debt discount expense	—	36,977
Litigation settlement	(220,083)	(2,847,511)
Loss on partnership redemption	—	191,292
Distributive share of partnership income	—	(385,233)
Write-off of investment in Pacific Magtron International Corp.	—	668,834
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivables	(7,899)	36,462
Deferred Costs and other receivables	—	(37,252)
Replacement parts and equipment	(46,972)	(16,490)
Prepaid expense and other assets	(4,457)	12,011
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,169,722	233,235
Net cash provided by (used in) continuing operations	324,801	(2,071,307)
Net cash used in discontinued operations	—	1,195,374
Net cash provided by (used in) operating activities	324,801	(875,933)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Partnership distributions	—	280,000
Purchase of business/fixed assets	(42,017)	(193,945)
Proceeds from partnership redemption	—	2,688,940
Deferred acquisition costs	(301,921)	—
Sale of investment securities	7,500	—
Purchase of investment securities	—	(91,618)
Net cash provided by (used in) investing activities	(336,438)	2,683,377

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of promissory note	35,000	—
Principal payments on notes payable and capitalized lease	(104,146)	(2,233,416)
Proceeds from capitalized lease	—	69,678
Net cash used in financing activities	(69,146)	(2,163,738)

Net decrease in cash and cash equivalents	(80,783)	(356,294)

Cash and cash equivalents at beginning of year	836,876	1,193,170

CASH AND CASH EQUIVALENTS AT END OF YEAR	$756,093	$836,876

See accompanying notes to consolidated financial statements

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

NOTE 1. BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A)  Organization

Unless the context requires otherwise, “we”, “us”, “our”, “ACT” or the “Company” refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

We are a New York-based public holding company specializing in the technology after market service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), a Delaware corporation, acquires and operates businesses that provide computer and electronic equipment repair and end-of-life cycle services. Encompass owns Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. We seek to acquire profitable and growing businesses within our industry.

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

Pacific Magtron International Corp. (“PMIC”) together with its wholly-owned subsidiaries Pacific Magtron, Inc. (“PMI”), Pacific Magtron (GA), Inc. (“PMIGA”) and Live Warehouse, Inc. (“LW”), was our 62% majority-owned subsidiary that was acquired as of December 30, 2004 (See Note 9). PMIC’s principal business consisted of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. LW sold consumer computer products through the Internet and distributed certain computer products to resellers. On May 11, 2005 (the "Petition Date"), PMIC, PMI, PMIGA and LW filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada, (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re: Pacific Magtron International Corp., et al., Case No.BK-S-05-14326 LBR”. Because PMIC was unsuccessful in reaching an agreement with one of its secured creditors, on June 23, 2005 it ceased all business activities except those necessary to liquidate its remaining assets.

On June 21, 2006, PMIC and LW filed the Fourth Amended Plans of Reorganization for PMIC and LW (collectively, the “Plan”). On August 11, 2006 (the “Confirmation Date”), the Court entered an order (Docket No. 910) (“Confirmation Order”) approving and confirming the Plan, including the Mutual Settlement Agreement and Release (the “Settlement Agreement”) among the Company, ACT and two terminated executives (See Notes 9 and 15(B)). The effective date of the Plan was September 18, 2006.

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

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

(C)  Financial Statement Presentation and Principles of Consolidation

The consolidated financial statements include the Company and all of its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The Company consolidates all majority-owned and controlled subsidiaries, uses the equity method of accounting for investments in which the Company is able to exercise significant influence, and uses the cost method for all other investments. In accordance with ARB51 and FAS94, the Company’s consolidated financial statements include the consolidated financial results of PMIC, a majority-owned and controlled company, and its wholly-owned subsidiaries, PMI, PMIGA and LW for the period January 1, 2005 through May 11, 2005, the date PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the U.S. Bankruptcy Code.

Due to the bankruptcy filing of PMIC and its subsidiaries on May 11, 2005, and as of that date, the Company was no longer able to exercise management control over PMIC’s business or operations. Effective May 11, 2005, the Company accounted for its investment in PMIC under the cost method of accounting. At June 30, 2005, the Company wrote off its entire investment in PMIC. Effective June 30, 2005, PMIC ceased its operations except for liquidating its assets. The financial results of PMIC are reclassified as discontinued operations in the accompanying consolidated financial statements.

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

(F)  Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset’s carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value, net of disposal costs.

(G)	Goodwill

In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Goodwill”. The fair value assigned to intangible assets acquired is based on valuations prepared by management using certain estimates and assumptions or the values negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. During the quarter ended June 30, 2006, these intangible assets were tested for impairment and were determined not to be impaired.

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

(I)   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the fiscal years ended June 30, 2006 and 2005, shares of common stock that could have been issued upon conversion of convertible preferred stock were excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive. As of June 30, 2006 and 2005, the number of shares of common stock that would have been issued upon conversion of issued and outstanding convertible preferred stock based on the then current share prices amounted to 3,645,000,000 and 4,300,000,000 shares, respectively.

(J)   Property and Equipment

Property and equipment are stated at cost. Assets are depreciated using the straight-line method based on the following estimated useful lives:

Machinery and equipment	3 to 7 years
Furniture and fixtures	5 to 7 years

Maintenance and repairs are charged to expense when incurred.

(K)  Warranty Reserve

Refurbished peripheral computer equipment sold to customers and the repair of customer owned equipment is guaranteed for a period of ninety days and a period of 12 months for the repair of circuit boards. Any defective refurbished equipment is replaced free of change and the customer owned equipment is repaired without charge during the warranty period. Cyber-Test provides a reserve for warranty repairs based on historical failure rates and the estimated cost to repair.

During fiscal 2006 and 2005, the provision for warranty costs and costs charged against the reserve were as follows:

	2006	2005
Balance at the beginning of year	$34,000	$21,000
Provison recorded	739,000	403,000
Warranty costs incurred	(709,000)	(390,000)
Balance at the end of year	$64,000	$34,000

(L) Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts payable, accrued liabilities, debentures, and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

(M) Revenue Recognition

The Company recognizes the majority of its revenue from the exchange of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. In addition, revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company includes shipping costs in cost of sales. Total shipping costs included in cost of sales for the years ended June 30, 2006 and 2005 were approximately $1,469,000 and $929,000, respectively. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company’s total revenue for fiscal 2006 and 2005.

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

(Q)	Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include commercial paper, money market funds and certain certificates of deposit.

(R)  Stock Based Compensation

The Company determines the value of grants of restricted common stock to employees and others based on the closing price per share at the date of grant and amortizes the cost as compensation expense over the period of vesting which currently is immmediately.

(S)  Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS 123, “Share-Based Payment”(“SFAS No. 123R”), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. SFAS 123R supercedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS 123R, companies are required to record compensation expense for all share-based award transactions measured at fair value as determined by an option valuation model. This statement is effective for the first interim or annual reporting period beginning after December 15, 2005. Since the Company currently recognizes compensation expense at fair value for share-based transactions in accordance with SFAS 123, it does not anticipate adoption of this standard will have a significant impact on its financial position, results of operations or cash flows. However, the Company is still evaluating all aspects of the revised standard.

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of Statement 154 will have a material effect on the Company’s financial position, results of operations, or cash flows.

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 157 - Fair Value Measurements (“SFAS157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.

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

NOTE 2. DISCONTINUED OPERATIONS

Effective June 30, 2005, PMIC ceased its operations except for liquidating its assets. For financial statement reporting purposes, the operating results of PMIC are reclassified as discontinued operations. The operating results of PMIC for the fiscal year ended June 30, 2005 were as follows:

Net sales	$10,701,000
Net loss, net of minority interest	$(1,195,374)

NOTE 3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of June 30, 2006 and 2005:

	2006	2005
Computer, office equipment and fixtures	$204,249	$$135,494
Machinery and equipment	59,277	23,731
Leasehold improvements	58,952	121,236
	322,478	280,461
Less: Accumulated depreciation	94,117	20,697
Property and equipment, net	$228,361	$259,764

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

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

On January 31, 2005, the Managing Member of Yorkville Advisors Management, LLC, announced that Yorkville would begin winding up its affairs and was expected to be dissolved. Subsequently, on February 11, 2005, the Company’s partnership interest in Yorkville Advisors Management, LLC was redeemed in full for $2,625,000. We recorded a loss of $191,292 on the redemption of our Yorkville interest in fiscal 2005.

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

NOTE 5. LITIGATION SETTLEMENT

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

On August 11, 2006, the United States Bankruptcy Court for the District of Nevada approved the settlement agreement among ACT, PMIC, Encompass, the Company’s officers and two former terminated executives (“Terminated Executives”) of PMIC (See Notes 10(E) and 15(B)). Among other terms of the settlement agreement, the Company paid the Terminated Executives $325,000 in cash on September 18, 2006. The remaining balance on the promissory notes totaling $175,000 plus accrued interest in the amount of $45,083 was cancelled on September 18, 2006. The Company recorded income from this litigation settlement of $220,083 in fiscal 2006.

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

This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. The Company acquired net tangible assets valued at $1,286,985. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $2,611,055. During fiscal 2006, the Company issued and transferred 16,666,667 shares of its common stock, at its fair value of $13,333, into escrow for the Earn-Out Shares pursuant to the Asset Purchase Agreement. The Company recorded the value of the shares issued as an addition to goodwill. The Company accounts for the purchased goodwill in accordance with the provisions of SFAS 142.

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

Under the terms of the Asset Purchase Agreement between Cyber-Test and Encompass, the seller, Ms. Welton, of Cyber-Test is entitled to receive 16,666,667 shares (the “Earn-Out Shares”) of the Company’s common stock provided that Cyber-Test achieves certain revenues and EBIDTA milestones (the “Milestones”) in each of the fiscal years ended June 30, 2005, 2006 and 2007. In the event that Cyber-Test does not achieve the Milestones during any such fiscal year, the Earn-Out Shares shall be forfeited unless the Board of Directors at its discretion grants these shares. In the event that Ms. Welton’s employment with the Company is terminated, for any reason, other than by the Company without “cause” or due to death or disability of Ms. Welton, prior to the expiration of the employment agreement, the Earn-Out Shares shall be forfeited entirely. As of June 30, 2006, the Company has issued and transferred 16,666,667 shares of its common stock, at its fair value of $13,333, into escrow for the year ended June 30, 2005.

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

NOTE 8. LICENSED INTANGIBLES

On May 27, 2004, Encompass entered into an Agreement with Hy-Tech Technology Group, Inc and Hy-Tech Computer Systems, Inc (collectively “Hy-Tech”) to license and use on an exclusive, worldwide, royalty-free, perpetual, non-terminable and irrevocable right basis, various intangible assets of Hy-Tech including its customer lists and corporate web addresses. The Company recorded $400,000 for these licensed intangibles. The licensed intangibles will be amortized over a 5-year period using the straight-line method beginning from the closing date of certain planned acquisitions that are expected to close in fiscal 2007. The Company anticipates amortization expense associated with the licensed intangibles to be approximately $80,000 annually over a five year period following closing, subject to a change in the estimated useful life.

NOTE 9. PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES

On December 30, 2004, we completed the acquisition of 6,454,300 shares of the common stock of Pacific Magtron International Corp. (“PMIC”) (the "PMIC Shares") for the aggregate purchase price of $500,000 from Theodore S. Li and Hui Cynthia Lee (collectively, the "Stockholders") pursuant to the terms of a Stock Purchase Agreement, dated December 10, 2004, among the Company, Mr. Li and Ms. Lee (the "Stock Purchase Agreement"). The total purchase price of $500,000 consisted of two one-year 6% secured notes (See Note 10 (E)). The Company also incurred $168,834 of capitalized transaction costs for a total acquisition cost of $668,834. The PMIC Shares represented 61.56% of the currently issued and outstanding common stock of PMIC. PMIC was primarily engaged in the business of distributing computer peripheral products, such as components and multimedia and systems networking products, through its wholly-owned subsidiaries. PMIC’s common stock trades on the Over the Counter Bulletin Board, and separately files periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141.

On May 11, 2005, PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada. On April 12, 2006, the Company and Theodore S. Li and Hui "Cynthia" Lee entered into a binding letter agreement with respect to the settlement of the litigation proceedings among the Company, PMIC, Encompass, the Company’s officers and Mr. Li and Ms. Lee. On August 11, 2006, the settlement agreement became effective upon the entry of the order (the Confirmation Order") of the United States Bankruptcy Court for the District of Nevada ("the "Court"), which is jointly administering the voluntary petitions filed by PMIC and its wholly-owned subsidiaries to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings") (see Note 15(B)) for the terms of the settlement agreement). On that date, the Court confirmed the Fourth Amended Plans of Reorganization of PMIC and its wholly-owned subsidiary, LiveWarehouse, Inc. (collectively, the "Plan"), which incorporates the terms of the settlement agreement.

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

As of June 30, 2005, our entire investment of $668,834 in PMIC had been written off and is included in other income and (expenses) in the Company’s consolidated statement of operations.

NOTE 10. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following at June 30, 2006 and 2005:

	2006	2005
12% Note Payable (A)	$57,832	$57,832
Note Payable to Shareholder (B)	35,000	—
Note Payable to Cornell Capital (C)	275,000	275,000
6% Unsecured Note (D)	249,236	332,314
Payable to former PMIC’s shareholders (E)	325,000	500,000
Capitalized Lease (F)	39,181	60,249
Total notes Payable and capital lease obligations	981,249	1,225,395
Less: current portion	(965,909)	(1,020,028)
Notes payable and capital lease obligations,
less current portion	$15,340	$205,367

(A) 12% Note Payable

On November 14, 2002, the Company settled its litigation with the noteholder plaintiffs by agreeing to release the plaintiffs’ stock from restriction and issued a three-year unsecured 8% promissory note in the principal amount of $173,494 to reimburse the plaintiffs for their legal costs. The note is payable in three equal annual installments of principal and interest, the first of which was due on December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. On December 2, 2005, the Company entered into an Extension Agreement extending the maturity date of the note to February 28, 2006 and effective December 1, 2005, increasing the interest rate to 12% from 8%. On March 6, 2006 and August 1, 2006, the parties agreed to again extend the maturity date of the note to May 31, 2006 and September 30, 2006, respectively. As of June 30, 2006, the outstanding amount of the note was $57,832.

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

(E) Payable to Former PMIC’s Shareholders

On December 10, 2004, the Company entered into a Stock Purchase Agreement with Theodore S. Li and Hui Cynthia Lee (collectively, the "Stockholders") pursuant to which the Company agreed to purchase an aggregate of 6,454,300 shares of the common stock of Pacific Magtron International Corp. (the "PMIC Shares") for the aggregate purchase price of $500,000.

Under the terms of the Stock Purchase Agreement, the Company paid the purchase price for the PMIC Shares by delivering two convertible promissory notes (the "Notes") in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively (See Note 9). The Notes matured on December 29, 2005 and bore interest at 6.0% per annum. The holders of the Notes, at their option, could convert into shares of common stock of the Company at a conversion price per share of $0.01. The Company’s payment obligations under the Notes were secured by the PMIC Shares.

On August 11, 2006, the United States Bankruptcy Court for the District of Nevada approved the settlement agreement among PMIC, the Company, Encompass, the Company’s officers and Mr. Li and Ms. Lee (See Note 15(B)). Pursuant to the settlement agreement, the Company paid Mr. Li and Ms. Lee $325,000 in cash on September 18, 2006 in full payment of the promissory notes resulting in a gain of $220,083.

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

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30 2006, are as follows:

Year Ending June 30,	Amount
2007	$27,392
2008	15,978
Total minimum lease payments	43,370
Less: Amount representing interest	(4,189)
Present value of net minimum lease payments	39,181
Less: Current maturities of capital lease obligations	(23,841)
Long-term capital lease obligations	$15,340

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

Total future maturities of long-term debt, including capital lease obligations, as of June 30, 2006 are as follows:

Date	Amount
June 30, 2007	965,909
June 30, 2008	15,340
Total	$981,249

NOTE 11. CONVERTIBLE DEBENTURE AND PREFERRED STOCK

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

(B) Preferred Stock

• Series A Convertible Preferred Stock

The Company has 25,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the acquisition of the Cyber-Test assets, the Company issued 4,200 shares of Series A Convertible Preferred Stock (the “Series A Preferred Shares”) having a liquidation value of $1,000 per share, to Cornell Capital Partners, L.P. During fiscal 2005, a portion of these shares was transferred by Cornell Capital Partners, L.P. to unrelated parties. Holders of the Series A Preferred Shares are entitled to receive cash dividends on a cumulative basis, in arrears, at the annual rate of 5% when and if a dividend is scheduled by the Company’s board of directors. The Series A Preferred Shares are convertible, in whole or in part, on or after May 21, 2005 into shares of common stock at the fixed price of $.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower.

The Series A Preferred Shares are nonvoting and redeemable at the option of the Company, in whole or in part, at any time at a 20% premium to liquidation value.

In any liquidation of the Company, each of the Series A Preferred Shares will be entitled to a liquidation preference before any distribution may be made on the Company’s common stock or any series of capital stock that is junior to the Series A Preferred Shares. In the event of a fundamental change in control of the Company or its current management, the Holder of the Series A Preferred Shares has the immediate right to convert their Series A Preferred Shares into common stock of the Company.

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

At June 30, 2005, no preferred shares have been converted into common stock. During fiscal 2006, 635 shares of Series A Preferred Shares were converted into 885,994,544 shares of the Company’s common stock.

• Series A-1 Convertible Preferred Stock

On September 13, 2006, the Company amended its articles of incorporation to authorize the issuance of up to 1,000 shares of $0.01 par value Series A-1 Preferred Convertible Preferred Stock. The Series A-1 Preferred generally ranks junior to the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (collectively “the Senior Stock”) and is senior to the Company’s common stock and all series of preferred stock other than the Senior Stock. Subject to certain adjustments, the Series A-1 Preferred is convertible into shares of Common Stock at a conversion price of (a) $0.01 per share, or (b) eighty percent (80%) of the average of the three (3) lowest closing bid prices of the Common Stock for the ten (10) trading days immediately preceding the date of conversion, whichever is lower. The Company may redeem the shares of Series A-1 Preferred at any time, upon notice to the holders, for a price equal to 120% of the amount paid per share (the “Liquidation Amount”),upon the Company’s receipt of an aggregate of $35,000,000 through any combination of debt and equity investments and financing facilities. Upon such event, the holders may exercise the right to convert their shares of Series A-1 Preferred into shares of the Company’s common stock. The Series A-1 Preferred does not have any voting rights.

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

• Series B Convertible Preferred Stock

In conjunction with the Company’s license of certain intangible assets, the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock (the “Series B Preferred Shares”) having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms as the Series A Preferred Shares. On June 23, 2005, holders of 200 shares of Series B Convertible Preferred stock elected to convert $200,000 of preferred stock at a price of $.0005 per share into 400,000,000 shares of common stock. During fiscal 2006, 40 shares of Series B Preferred Shares were converted into 63,492,064 shares of the Company’s common stock. At June 30, 2006, 60 shares of Series B Convertible Preferred stock remain outstanding

NOTE 12.  STOCKHOLDERS’ DEFICIENCY

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

(B) Stock Issued For Note Payable To Cornell Capital Partners, L.P.

During the fiscal year ended June 30, 2005, the Company issued 172,881,526 shares of common stock having a value of $100,000 in partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

(C) Stock Issued For Convertible Debt

During the fiscal year ended June 30, 2005, the Company issued 230,026,000 shares of common stock valued at $187,500 and $42,526 of principal and accrued interest, respectively, in full payment on the 10% secured convertible debt. No amount remains owed to Cornell Capital Partners, L.P. on the convertible debenture as of June 30, 2006.

(D) Stock Issued Under 2005 Stock Plan

During the fiscal year ended June 30, 2005, the Company’s Board of Directors adopted the Company’s 2005 Stock Plan (the “Plan”) to provide designated employees of the Company and its subsidiaries, certain independent consultants and advisors and non-employee members of the Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The Company believes that the Plan will encourage the participants to contribute materially to the growth of the Company and its business thereby benefiting the Company’s stockholders and will align the economic interests of the participants with those of the stockholders.

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

On May 24, 2005, the Board of Directors approved the issuance of 75,000,000 shares of the Company’s common stock to each of the four non-employee directors of the Company, or 300,000,000 in the aggregate, having a value of $52,500 each or $210,000 in the aggregate, in recognition of the considerable time and effort that each non-employee director has devoted to the Company’s business since at least October 1999 without adequate compensation and without the protection of directors and officers liability insurance (the “Stock Grants”). The Stock Grants were formally issued pursuant to the terms and conditions of the Plan on June 29, 2005.

Pursuant to the terms of a Services Agreement between Mr. Wayne I. Danson, Danson Partners, LLC and the Company, (See Note 15(C)), on June 29, 2005 Mr. Danson received a share bonus of 200,000,000 restricted, fully vested shares of the Company's Common Stock (the “Stock Bonus”). These shares had a value of $140,000 and together with the Stock Grants above, have an aggregate value of $350,000 that was charged to earnings as compensation expense for the fiscal year ended June 30, 2005.

(E) Stock Issued For Services

During the fiscal year ended June 30, 2005, the Company issued 5,000,000 shares of our common stock having a value of $7,500 to a third party for professional services rendered.

(F) Performance Bonuses

In connection with the employment agreements with two executives of Cyber-Test, the Company agreed to set aside for the payment of cash bonuses an amount equal to 10% of net income of Cyber-Test during such fiscal years. For each fiscal year, the Company shall pay to each executive an annual performance bonus, in cash and/or restricted stock of the Company, equal to a portion of the Cyber-Test bonus pool, as determined by the Compensation Committee, in its sole discretion. During fiscal 2006, the Company issued a total of 50,000,000 shares of the Company’s common stock valued at $35,000 to the executives for performance bonuses.

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

NOTE 13. INCOME TAXES

There was no income tax benefit or expense recorded for the years ended June 30, 2006 and 2005. The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the federal income tax rate of 34% in fiscal 2006 and 2005 to income before income taxes:
	2006	2005
Federal income tax benefit at statutory rate	$195,000	$250,000
Change in deferred tax assets	48,000	(91,000)
Non-taxable income and expenses	—	(412,000)
Change in valuation allowance	(243,000)	253,000

Federal income tax benefit (expense)	$-	$-

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

Deferred tax assets and liabilities as of June 30, 2006 were comprised of the following:
Deferred tax assets (liabilities):
Capital loss carryover	$1,352,000
Net operating loss carryover	13,446,000
14,798,000
Valuation allowance	(14,600,000)
198,000
Property and equipment	(198,000)
Net deferred tax assets	$—

Realization of the Company’s deferred tax assets is dependent upon future income in specific tax jurisdictions. The Company has evaluated all significant available positive and negative evidence, the existence of losses in the recent years and forecast of future taxable income (loss) in determining the need for a valuation allowance. At June 30, 2006 and 2005, the Company recorded a 100% valuation allowance against the net deferred tax assets to reduce them to zero.

NOTE 14. MAJOR CUSTOMERS

During the fiscal year ended June 30, 2006 and 2005, Cyber-Test sales to two customers accounted for approximately 90% and 83% of its sales, respectively. As of June 30, 2006, accounts receivable from two major customers aggregated $303,000, or 81% of accounts receivable.

NOTE 15. COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Commitments

The Company, through a license agreement effective December 1, 2004 with Danson Partners, LLC, a party related to our chief executive officer, occupies a 499 square foot office facility having a monthly lease obligation of $1,478, as adjusted annually. The term of the Company’s license agreement is a month-to-month term and is at fair market rental.

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

On May 11, 2005, we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of our then majority-owned subsidiary Pacific Magtron International Corp. (“PMIC”), for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among us and Mr. Li and Ms. Lee. On December 8, 2005, defendants answered the complaint and asserted various defenses to the claims set forth therein.

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

In July, 2006, we, PMIC, Mr. Li, Ms. Lee and others entered into a Mutual Settlement Agreement and Release (the “Settlement Agreement”) with respect to the settlement of the above litigation and other potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, and Wayne Danson, our Chief Executive Officer. PMIC’s entry into the Settlement Agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of PMIC’s Plan of Reorganization. Under PMIC’s Plan of Reorganization, ACT contributed $50,000 on behalf of PMIC’s stockholders to effectuate the plan of reorganization and a subsidiary of PMIC merged with an unrelated entity, Herborium, Inc. In connection with the merger, PMIC changed its name to Herborium Group, Inc. Upon closing of the merger, the Company paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. To the extent permissible, PMIC will reimburse ACT for this payment using available cash or other assets remaining in the PMIC bankruptcy estate after final distribution under the Plan. We currently do not expect PMIC to contribute more than $25,000 to this reimbursement, and may not contribute any amount. In addition, Li and Lee received certain shares of common stock of Herborium Group. If these shares do not have a value of $.10 or greater at the end of a 150 day lock-up period, the difference will be made up, at our option, by cash payments from us or delivery of additional 1,750,000 shares of Herborium/PMIC common stock which would otherwise be issued to our stockholders under PMIC’s Plan of Reorganization and has been escrowed. A special stock distribution of shares of Herborium Group will be made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock.

A more detailed description of the terms of the Settlement Agreement is contained in our Current Report on Form 8-K filed with the SEC on August 16, 2006.

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

(C) Executive Employment Contracts

On June 7, 2005, the Company entered into a Services Agreement with Wayne I. Danson and Danson Partners, LLC, a limited liability company of which Mr. Danson is a principal (“DPL”).  Under the Services Agreement, effective as of January 1, 2005 and expiring on the second anniversary thereof unless earlier terminated in accordance with its terms, the Company will pay DPL an annual base fee of $250,000 for, among other services, Mr. Danson to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer (through September 25, 2006). DPL is also entitled to (i) a cash bonus of $250,000, of which $125,000 has not been paid as of the date of this report, and (ii) a share bonus of 200,000,000 fully vested shares of the Company’s Common Stock issued contemporaneously with the execution of the Services Agreement. Under certain circumstances in the event of a change in control, as defined, DPL shall be entitled to a severance payment equal to 299% of the annual base fee. The Company may grant cash bonuses, restricted shares of Common Stock, or options to DPL in consideration for Mr. Danson’s services, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion. Neither Mr. Danson nor DPL receives consideration for Mr. Danson’s service as a director of the Company.

On September 25, 2006, the Company entered into two separate, two-year employment agreements with a Chief Operating Officer and Chief Financial Officer, with each agreement having a one-year option at the Company’s election. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $400,000 in the first year, $425,000 in the second year and $450,000 in the option year. Under certain circumstances in the event of a change in control, as defined, the Chief Operating Officer and Chief Financial Officer shall be entitled to severance payments equal to 299% of their then current respective annual base salaries. Further, an aggregate of 100,000,000 restricted shares of the Company’s common stock were awarded at the closing price per share at the date of grant, September 25, 2006, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.

On June 3, 2004, we entered into a three-year employment agreement with Lisa Welton and Thomas Sutlive (“Cyber-Test Executives”). In accordance with the terms of the Cyber-Test Executives’ employment agreements, the Cyber-Test Executives are entitled to a total of $230,000 annual salaries and incentive bonuses determined at the discretion of our Compensation Committee based on their contribution to our overall performance as well as a bonus based on the overall separate business and financial performance of Cyber-Test.

NOTE 16. RELATED PARTIES

(A) Legal Counsel

Certain of the Company’s legal counsel are stockholders and directors of the Company. The Company has paid these attorneys, for current and prior legal services, an aggregate of $4,051 and $76,882 during the fiscal years 2006 and 2005, respectively. At June 30, 2006, the Company owed $1,100 to these attorneys.

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

On April 24, 2006, the Company issued an unsecured promissory note to the Company’s President for loan proceeds of $35,000. See Note 10(B). On September 18, 2006, the Company received $50,000 from this executive for the purchase of our Series A-1 Preferred Stock.

(C) Independent Directors

Certain of the Company’s independent directors were contracted to provide business services to the Company. The Company paid these independent directors, for current and prior business services, an aggregate of $23,406 in cash during the fiscal year 2005. There was no payment made to these directors in fiscal 2006. At June 30, 2006, the Company owed these independent directors a total of $125,000 for director services rendered during the year ended June 30, 2006 and for the three months ended June 30, 2005.

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

NOTE 17. SEGMENT INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. For the fiscal year ended June 30, 2006 and 2005, the Company primarily operated in one segment - Cyber-Test, Inc., a repair and depot exchange of office and consumer electronics. During fiscal 2006, the Company also operated Encompass Electronics Recovery, an electronic asset recovery and distribution center. For the year ended June 30, 2006, the Company’s asset recovery and distribution services business had less than 1% of the total revenue and accordingly, the financial results have not been separately reported as a business segment. Pacific Magtron International Corp. ceased its operations in fiscal 2005 and its financial results have been reclassified as discontinued operations.

NOTE 18. RESTATEMENT

The Company has historically classified its issues of Series A and Series B convertible preferred stock in stockholders’ equity based on the conclusion that each issue’s conversion feature was conventional, as is commonly the case with such classes of stock. However, since conversion is at the lower of the fixed price of $.01 per share or the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, there is no minimum price. Accordingly, the conversion of each of the individual issues of convertible preferred stock could result in the conversion into an indeterminable number of shares of common stock, and, therefore, under the guidance in paragraph 20 of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company is prohibited from concluding that it has sufficient available authorized and unissued shares to meet the issues’ conversion requirements and, therefore, settlement is not within the control of the Company. The Company thereby is required to reclassify its Series A and Series B issues of convertible preferred stock as a liability rather than as a component of stockholders’ equity. The Company reflected on its consolidated balance sheet and consolidated statement of changes in stockholders’ deficiency an increase in liabilities and stockholders’ deficiency. These reclassifications do not affect the Company’s reported revenues, expenses or cash flows from past or future operations.

The following table summarizes the changes in the consolidated balance sheets as of fiscal year end June 30, 2006, 2005 and 2004:

	June 30, 2006	June 30, 2005	June 30, 2004 (Unaudited)
Total liabilities, as previously reported	$2,974,442	$2,043,949	$6,571,877
Adjustment to reclassify preferred stock	3,625,200	4,300,000	4,500,000
Total liabilities, as restated	$6,599,642	$6,343,949	$11,071,877

Total stockholders’ equity, as previously reported	$2,250,581	$2,926,089	$1,424,462
Adjustment to reclassify preferred stock	(3,625,200)	(4,300,000)	(4,500,000)
Total stockholders’ (deficiency), as restated	$(1,374,619)	$(1,373,911)	$(3,075,538)

The following table summarizes the changes in the unaudited consolidated balance sheet as of quarter end March 31, 2006, December 31, 2005 and September 30, 2005:

	March 31, 2006	December 31, 2005	September 30, 2005
Total liabilities, as previously reported	$2,702,465	$2,452,962	$2,327,606
Adjustment to reclassify preferred stock	3,875,200	4,235,000	4,285,000
Total liabilities, as restated	$6,577,665	$6,687,962	$6,612,606

Total stockholders’ equity, as previously reported	$2,214,314	$2,436,436	$2,563,618
Adjustment to reclassify preferred stock	(3,875,200)	(4,235,000)	(4,285,000)
Total stockholders’ (deficiency), as restated	$(1,660,886)	$(1,798,564)	$(1,721,382)

 ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

The following table summarizes the changes in the unaudited consolidated balance sheet as of quarter end March 31, 2005, December 31, 2004 and September 30, 2004

	March 31, 2005	December 31, 2004	September 30, 2004
Total liabilities, as previously reported	$10,576,877	$15,154,409	$6,514,496
Adjustment to reclassify preferred stock	4,500,000	4,500,000	4,500,000
Total liabilities, as restated	$15,076,877	$19,654,409	$11,014,496

Total stockholders’ equity, as previously reported	$2,978,463	$4,276,258	$1,471,514
Adjustment to reclassify preferred stock	(4,500,000)	(4,500,000)	(4,500,000)
Total stockholders’ (deficiency), as restated	$(1,521,537)	$(223,742)	$(3,028,486)

NOTE 19. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The following are the payments made during the fiscal years ended June 30, 2006 and 2005 for income taxes and interest:

	2006	2005
Income taxes	$—	$—

Interest	$16,328	$19,481

During the fiscal year ended June 30, 2006 and 2005, the Company issued certain common shares for consideration other than cash.

Fiscal Year Ended June 30, 2006:

(1)	The Company issued and transferred 16,666,667 shares of common stock valued at $13,333 into an escrow relating to the Earn-Out Shares. See Note 6.

(2)	The Company issued a total of 50,000,000 shares of common stock valued at $35,000 to Ms. Welton and Mr. Sutlive for performance bonuses. See Note 12(G).

(3)
615 shares of Series A Preferred Shares and 40 shares of Series B Preferred Shares were converted into 885,994,544 shares and 63,492,064 shares, respectively, of the Company’s common stock. See Note 12(B).

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