Form 10QSB/A
period 2006-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2007-06-19
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of October 12, 2006, there were 4,679,030,401shares of the registrant’s no par value common stock issued and outstanding.

Transmittal Small Business Disclosure Format (check one):
Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Form 10-QSB/A is to amend Part II, Items 1and 2 of the Quarterly Report on Form 10-QSB (the "Form 10-QSB") of Advanced Communications Technologies, Inc. (the "Company") for its three months ended September 30, 2006, as filed with the Securities and Exchange Commission on November 13, 2006. Except as set forth in this Form 10-QSB/A, this Form 10-GSB/A does not reflect any events that occurred after the filing of the Form 10-QSB or modify, amend or update any disclosures contained in the Form 10-QSB to reflect any subsequent events. Except as set forth in this Form 10-QSB/A, the Company is not making any changes to, or updating any disclosures contained in, the Form 10-QSB.

This Form 10-QSB/A is being filed in response to the Company’s determination that it is required to restate certain of its historical financial statements to reclassify its issues of convertible preferred stock from stockholders’ equity to liabilities.

The Company is required to restate certain of its historical financial statements to account for its issues of Series A, Series A-1 and Series B convertible preferred stock during the periods subsequent to, and including, June 30, 2004 as a liability, not as a component of stockholders’ equity. Conversion of preferred stock into shares of common stock is taken at the lower of the fixed price of $.01 per share or a percent of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion. Since there is no minimum price, conversion of each of the individual issues of convertible preferred stock could result in conversion into an indeterminable number of shares of common stock, and, therefore, under the guidance in paragraph 20 of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company is prohibited from concluding that it has sufficient available authorized and unissued shares to meet the issues’ conversion requirements and, therefore, settlement is not within the control of the Company.

As discussed in Note 7 of the unaudited consolidated financial statements, the Company has reflected an increase in liabilities and a decrease in stockholders’ equity/increase in stockholders’ deficiency as of September 30, 2006 in the amount of $3,630,200.

This matter does not have an effect on the Company’s reported revenues, expenses or cash flows from past or future operations.

In addition, this Form 10-QSB/A also updates Part I, Item 3 to reflect management's conclusion that the changes reflected in Part I, Item 1 of this Form 10-QSB/A are not the result of a material weakness relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
INDEX TO FORM 10-QSB

Part I-Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets As Of September 30, 2006 (Unaudited) And June 30, 2006

Condensed Consolidated Statements Of Operations For The Three Months Ended September 30, 2006 And 2005 (Unaudited)

Condensed Consolidated Statement Of Stockholders’ Deficiency For The Three Months Ended September 30, 2006 (Unaudited)

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
RESTATED (NOTE 7)

	September 30, 2006	June 30, 2006
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$759,562	$756,093
Accounts receivable, net of allowance for doubtful
accounts of $5,290 and $4,634, respectively	385,291	372,273
Replacement parts and equipment	411,113	414,425
Prepaid expenses and other current assets	128,841	119,961
Total Current Assets	1,684,807	1,662,752

Property and equipment, net	221,983	228,361
Other Assets
Other assets	—	7,601
Deferred acquisition costs	413,369	301,921
Licensed Intangibles and rights	400,000	400,000
Goodwill	2,624,388	2,624,388
Total Other Assets	3,437,757	3,333,910

TOTAL ASSETS	$5,344,547	$5,225,023

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current Liabilities
Notes payable and current portion of capitalized lease obligation	$641,659	$965,909
Accounts payable and accrued expenses	2,318,986	1,993,193
Total Current Liabilities	2,960,645	2,959,102
Capitalized lease obligation, less current portion	8,904	15,340
Series A convertible preferred stock, $.01 par value	3,250,200	3,565,200
Series B convertible preferred stock, $.01 par value	40,000	60,000
Series A-1 convertible preferred stock, $.01 par value	340,000	—
TOTAL LIABILITIES	6,599,749	6,599,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 5,000,000,000 shares authorized,
4,617,302,006 and 4,167,927,006 shares issued and outstanding as of September
30, 2006 and June 30, 2006, respectively	30,828,040	30,475,040
Additional paid-in capital	1,118,231	1,195,374
Accumulated deficit	(33,129,473)	(33,045,033)
Deferred Compensation	(72,000)	--
Total Stockholders' Deficiency	(1,255,202)	(1,374,619)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,344,547	$5,225,023

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	September 30,
	2006	2005

NET SALES	$2,140,837	$2,288,683
COST OF SALES	1,374,856	1,552,322
GROSS PROFIT	765,981	736,361

OPERATING EXPENSES
Depreciation and amortization	19,536	79,638
Professional and consulting fees	150,738	75,746
Selling, general and administrative expenses	668,730	985,465
TOTAL OPERATING EXPENSES	839,004	1,140,849

Loss From Operations Before Other Expense	(73,023)	(404,488)

OTHER EXPENSE
Interest expense, net	(11,417)	(20,483)

NET LOSS	$(84,440)	$(424,971)

Net loss per share - basic and dilutive	$-	$-

Weighted average number of shares
outstanding during the year - basic and dilutive	4,449,489,506	3,152,792,753

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)
RESTATED (NOTE 7)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	DEFERRED
	SHARES	AMOUNT	CAPITAL	DEFICIT	COMPENSATION	TOTAL
BALANCE AT JUNE 30, 2006	4,167,927,006	$30,475,040	$1,195,374	$(33,045,033)	$-	$(1,374,619)

Common stock issued on conversion of Series A preferred stock	321,875,000	315,000	--	—	—	315,000
Common stock issued on conversion of Series B preferred stock	20,000,000	20,000	--	—	--	20,000
Issuance of common stock to officers	20,000,000	18,000	72,000	—	(72,000)	18,000
Issuance of common stock to escrow pursuant to litigation settlement	87,500,000	—		—	—	—
Accrued distribution of common shares of Herborium Group, Inc. to shareholders	—	—	(149,143)	—	—	(149,143)
Net loss for the period				(84,440)	—	(84,440)

BALANCE AT SEPTEMBER 30, 2006	4,617,302,006	$30,828,040	$1,118,231	$(33,129,473)	$(72,000)	$(1,255,202)

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended
	September 30,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) CONTINUING OPERATIONS:
Net loss	$(84,440)	$(424,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,536	79,638
Common stock issued for services	18,000	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(13,018)	(373,824)
Replacement parts and equipment	3,312	315
Prepaid expense/security deposits	(1,279)	(16,830)
Increase in liabilities:
Accounts payable and accrued expenses	176,650	288,686
Net cash provided by (used in) operating activities	118,761	(446,986)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(13,158)	(3,936)
Deferred acquisition costs	(111,448)	—
Net cash used in investing activities	(124,606)	(3,936)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized lease	(330,686)	(5,029)
Proceeds from sale of Series A-1 preferred stock	340,000	—
Net cash provided by (used in) financing activities	9,314	(5,029)

Net increase (decrease) in cash	3,469	(455,951)

Cash and cash equivalents at beginning of period	756,093	836,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$759,562	$380,925

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

(D) Interim Financial Statements

Financial statements as of September 30, 2006 and 2005 are unaudited but in the opinion of management the consolidated financial statements include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operation. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The June 30, 2006 balance sheet has been derived from the audited financial statements as of that date.

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

(K) Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities, using the treasury stock method that could share in the earnings of an entity. During the three months ended September 30, 2006 and 2005, shares of common stock that could have been issued upon conversion of convertible preferred stock were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. As of September 30, 2006 and 2005, our preferred stock would have been converted into 4,668,750,000 and 4,285,000,000 additional common shares, respectively, at our then current stock prices.

(L) Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(M) Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS 123, “Share-Based Payment” (“SFAS No. 123R”), which addressed the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of equity instruments. SFAS 123R supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS 123R, companies are required to record compensation expense for all share-based award transactions measured at fair value as determined by an option valuation model. This statement is effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 123R on July 1, 2006 using the modified prospective method, which requires the recognition of compensation expense over the remaining vesting period for all awards that remain unvested as of June 30, 2006. The Company does not have any stock options outstanding and all stock issued in prior years vested at date of grant.

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

NOTE 2. PREFERRED AND COMMON STOCK

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

On September 25, 2006, the Company entered into two separate, two-year employment agreements with its Chief Operating Officer and Chief Financial Officer. Under the terms of the agreements, an aggregate of 100,000,000 restricted shares of the Company’s common stock with an aggregate value of $90,000 were awarded at the closing price of $.0009 per share at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment. As of September 30, 2006, 20,000,000 shares of the Company’s stock valued at $18,000 have been issued to these two officers; the balance of unamoritzed compensation expense amounted to $72,000 as of that date.

NOTE 3. MAJOR CUSTOMERS

For the three months ended September 30, 2006 and 2005, sales to two customers accounted for approximately 90% of our sales. As of September 30, 2006, accounts receivable from these two customers aggregated approximately $285,000 or 76% of accounts receivable.

NOTE 4. SEGMENT INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. For the three months ended September 30, 2006 and 2005, the Company primarily operated in one segment, the repair and depot exchange of office and consumer electronics. For the three months ended September 30, 2005, the Company also operated Encompass Electronics Recovery, an electronic asset recovery and distribution center. For the three months ended September 30, 2006 and 2005, the Company’s asset recovery and distribution services business had less than 1% of the total revenue and accordingly, the financial results have not been separately reported as a business segment.

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

In July, 2006, the Company, Pacific Magtron International Corp. (PMIC), Mr. Li and Ms. Lee (Former Executives) and others entered into a Mutual Settlement Agreement and Release (the “Settlement Agreement”) with respect to the settlement of the litigation and other potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, and Wayne Danson, our Chief Executive Officer. PMIC’s entry into the Settlement Agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of PMIC’s Plan of Reorganization. Under PMIC’s Plan of Reorganization, ACT contributed $50,000 as of June 30, 2006, and an additional $100,000 during the three months ended September 30, 2006 on behalf of PMIC’s stockholders to effectuate the plan of reorganization and a subsidiary of PMIC merged with an unrelated entity, Herborium, Inc. In connection with the merger, PMIC changed its name to Herborium Group, Inc. Upon closing of the merger on September 18, 2006, the Company paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. In addition, Li and Lee are entitled to receive certain shares of common stock of Herborium Group. If these shares do not have a value of $.10 or greater at the end of a 150 day lock-up period, the difference will be made up, at our option, by cash payments from us or delivery of additional 1,750,000 shares of Herborium/PMIC common stock which would otherwise be issued to our stockholders under PMIC’s Plan of Reorganization and has been escrowed. A special stock distribution of shares of Herborium Group will be made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock. As of September 30, 2006, 87,500,000 shares of the Company’s common stock have been issued, are held in escrow and are to be cancelled by the Company upon the issuance of the Herborium Group, Inc. shares. Under the court approved PMIC plan of reorganization, the Company has been acting as the disbursing agent and administrator for the remaining assets of PMIC since September 19, 2006. As of September 30, 2006, the Company held approximately $81,000 in trust for the payment of administrative and creditor claims.

NOTE 6. RELATED PARTIES

Certain of the Company’s legal counsels are stockholders and directors of the Company. The Company incurred $275 for one of these attorneys’ services during the three months ended September 30, 2006. At September 30, 2006, the Company owed $1,375 to this attorney.

Per terms of the Service Agreement with Danson Partners, LLC (“DPL”), the Company accrued $62,500 for Mr. Danson’s services as President and Chief Executive Officer and $4,999 for reimbursable expenses for the three months ended September 30, 2006. During the quarter ended September 30, 2006, the Company reimbursed DPL $9,776 for expenses previously incurred for the Company and did not make any payment for DPL’s services. At September 30, 2006, the Company owed a total of approximately $293,000 to DPL for compensatory services and reimbursable expenses.

NOTE 7. RESTATEMENT

The Company has historically classified its issues of Series A and Series B convertible preferred stock in stockholders’ equity based on the conclusion that each issue’s conversion feature was conventional, as is commonly the case with such classes of stock. However, since conversion is at the lower of the fixed price of $.01 per share or a percent of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, there is no minimum price. Accordingly, the conversion of each of the individual issues of convertible preferred stock could result in the conversion into an indeterminable number of shares of common stock, and, therefore, under the guidance in paragraph 20 of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company is prohibited from concluding that it has sufficient available authorized and unissued shares to meet the issues’ conversion requirements and, therefore, settlement is not within the control of the Company. The Company thereby is required to reclassify its Series A, Series A-1 and Series B issues of convertible preferred stock as a liability rather than as a component of stockholders’ equity. The Company reflected on its consolidated balance sheet and consolidated statement of changes in stockholders’ deficiency an increase in liabilities and stockholders’ deficiency. These reclassifications do not affect the Company’s reported revenues, expenses or cash flows from past or future operations.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

The following table summarizes the changes in the unaudited consolidated balance sheet as of quarter end September 30, 2006:

September 30, 2006
Total liabilities, as previously reported	$2,969,549
Adjustment to reclassify preferred stock	3,630,200
Total liabilities, as restated	$6599,749

Total stockholders’ equity, as previously reported	$2,374,998
Adjustment to reclassify preferred stock	(3,630,200)
Total stockholders’ (deficiency), as restated	$(1,255,202)

NOTE 8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The following are the payments made during the three months ended September 30, 2006 and 2005 for income taxes and interest:

	2006	2005

Income taxes	$3,913	$2,010

Interest	$0	$0

During the three months ended September 30, 2006 and 2005, the Company issued certain common shares for consideration other than cash.

Three Months Ended September 30, 2006:

(1)	315 shares of Series A Preferred Shares and 20 shares of Series B Preferred Shares were converted into 321,875,000 shares and 20,000,000 shares, respectively, of the Company’s common stock.

(2)	20,000,000 shares of the Company’s common stock were issued to certain officers of the Company in pursuant of the employment contracts with the Company.

Three Months Ended September 30, 2005:

(1)	15 shares of Series A Preferred Shares were converted into 18,750,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSIONAND ANALYSISOR PLANOF OPERATION

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

Restatement

This Form 10-QSB/A and the restated consolidated financial statements included herein reflect a correction of our accounting and disclosure primarily related to our issues of convertible preferred stock. The restatement is being made to reclassify our issues of Series A, Series B and Series A-1 convertible preferred stock as of September 30, 2006 as a liability, not as a component of stockholders’ equity. As discussed in Note 7 of the unaudited consolidated financial statements, the Company has reflected an increase in liabilities and stockholders’ deficiency as of September 30, 2006 in the amount of $3,630,200.

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

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Summary of Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the three months ended September 30, 2006 and 2005:

	2006	2005

Net sales	100.0%	100.0%
Cost of sales	64.2	67.8
Gross profit	35.8	32.2
Operating expenses	39.2	49.8
Loss from operations before other expense	(3.4)	(17.6)
Other expenses	(0.5)	(0.9)
Net loss	(3.9)%	(18.5)%

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

Cost of Sales

Our cost of sales totaled $1,375,000 for the three months ended September 30, 2006 as compared to $1,552,000 for the three months ended September 30, 2005 a decrease of $177,000, or 11.4%. The decrease in cost of sales is primarily due to the aforementioned decrease in Cyber-Test’s net sales, as well as an improvement of Cyber-Test’s replacement parts purchase management. The decrease in cost of sales was also attributable to a decrease in parts costs as charges to write off excess parts were higher in the earlier period. The improvement in Cyber-Test’s gross margin to 35.8% for the three months ended September 30, 2006 compared to gross margin of 32.2% in the 2005 period was attributable to such reduction in replacement parts write offs in the current period compared to the earlier period.

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

Selling, general and administrative expenses decreased by $317,000 from $985,000 for the three months ended September 30, 2005 to $669,000 for the three months ended September 30, 2006, due to decreases in compensation expense and Encompass’ operating expenses of $170,000 and $156,000, respectively. The decrease in compensation expense was primarily due to a non-recurring charge for a bonus to an officer incurred in the earlier period and the effect of a deferral of $54,000 of officer’s compensation in the current period related to the acquisition of certain targeted businesses. Encompass, which ceased operations in California effective June 30, 2006 incurred no expenses in the three months ended September 30, 2006, whereas it incurred expenses of approximately $156,000 in the three months ended September 30, 2005.

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

We have total contractual obligations of $651,000 as of September 30, 2006. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations
	Total	1 Year or Less	More Than 1 Year

Notes payable	$618,000	$618,000	$—
Capitalized lease obligations	33,000	24,000	9,000

Total Contractual Obligations	$651,000	$642,000	$9,000

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

The issuance of shares upon any future conversion of the outstanding Series A, Series A-1 and Series B Convertible Preferred Stock will have a dilutive impact on our stockholders. As of September 30, 2006, we have $3,630,000 of outstanding shares at liquidation value of Series A, Series A-1 and Series B Convertible Preferred Stock that is convertible into shares of our common stock. Our Series A and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. Our Series A-1 Convertible Preferred Stock is convertible at a price of $.01 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price were equal to or greater than $.01 per share at the time of conversion, the Series A, A-1 and B Convertible Preferred Stock would be convertible into an aggregate of 363,000,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 363,000,000. If such conversions had taken place at $0.0008, our recent stock price, then holders of our Convertible Preferred Stock would have received 4,537,500,000 shares of our common stock. As a result, the market price of our common stock could decline due to the dilutive effect of such additional shares of common stock.

We Have Not Authorized A Sufficient Number Of Shares Of Our Common Stock To Cover The Future Conversion Of Our Outstanding Series A, A-1 and B Convertible Preferred Stock.

Our Articles of Incorporation require that we reserve and keep available out of our authorized common stock the full number of shares of our common stock issuable upon conversion of each of our Series A, A-1 and B Convertible Preferred Stock. Under our Articles of Incorporation, 5,000,000,000 shares of our common stock are currently authorized. As of September 30, 2006, 4,617,302,006 shares of our common stock were issued and outstanding. At a minimum, the conversion of all of our issued and outstanding shares of Series A, A-1 and B Convertible Preferred Stock would require us to issue an aggregate of 4,537,500,000 shares of our common stock to such investors, 4,154,800,000 shares of which are not currently authorized. In order to comply with our obligations under the Articles of Incorporation, our stockholders would need to authorize additional shares of common stock. Although our board of directors is contractually obligated to recommend that our shareholders approve such a measure and to vote any shares under the directors’ control in favor of such measure, we cannot make any assurances that additional shares of our common stock will be authorized. If such shares are not authorized, the investors holding shares of our Series A, A-1 and B Convertible Preferred Stock could declare a default under the terms of their respective agreements with us.

The Conversion Of Our Series A Convertible Preferred Stock Could Cause A Change Of Control

The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. As of September 30, 2006, Cornell Capital Partners, L.P. held $2,170,000 of our Series A Convertible Preferred Stock, which if converted at our recent stock price of $0.0008 per share would result in the issuance of up to 2,713,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own approximately 35% of our then outstanding shares of Common Stock. In such event, Cornell Capital Partners, L.P. would be a major shareholder and might be able to exercise control of us by electing directors and increasing the number of authorized shares of common stock that we could issue or otherwise.

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

Subsequent to the date of our evaluation, each of our Company's CEO and CFO considered the restatement of the selected financial data, the management's discussion and analysis of financial conditions and results of operations, and the restatement of the financial statements presented in Part I, Items 1 and 2, respectively, included in this Form 10-QSB/A and concluded that such restatements were not the result of a material weakness relating to the accounting and disclosure for complex and non-standard stockholders' equity transactions.

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
Date: June 15, 2006

By:	/s/ John E. Donahue
Name: John E. Donahue
Title: Chief Financial Officer (Principal Accounting Officer)
Date: June 15, 2006

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