Form 10QSB/A
period 2006-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2007-06-19
CIK 1100820

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
Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Form 10-QSB/A is to amend Part II, Items 1and 2 of the Quarterly Report on Form 10-QSB (the "Form 10-QSB") of Advanced Communications Technologies, Inc. (the "Company") for its three months ended December 31, 2006, as filed with the Securities and Exchange Commission on February 9, 2007. Except as set forth in this Form 10-QSB/A, this Form 10-GSB/A does not reflect any events that occurred after the filing of the Form 10-QSB or modify, amend or update any disclosures contained in the Form 10-QSB to reflect any subsequent events. Except as set forth in this Form 10-QSB/A, the Company is not making any changes to, or updating any disclosures contained in, the Form 10-QSB.

This Form 10-QSB/A is being filed in response the Company’s determination that it is required to restate certain of its historical financial statements to reclassify its issues of convertible preferred stock from stockholders’ equity to liabilities.

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

As discussed in Note 7 of the unaudited consolidated financial statements, the Company has reflected an increase in liabilities and a decrease in stockholders’ equity/increase in stockholders’ deficiency as of December 31, 2006 in the amount of $3,420,200.

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

Condensed Consolidated Balance Sheets As Of December 31, 2006 (Unaudited) And June 30, 2006

Condensed Consolidated Statements Of Operations For The Three And Six Months Ended December 31, 2006 And 2005 (Unaudited)

Condensed Consolidated Statement Of Stockholders’ Deficiency For The Six Months Ended December 31, 2006 (Unaudited)

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
RESTATED (NOTE 7)

	December 31, 2006	June 30, 2006
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$644,790	$756,093
Accounts receivable, net of allowance for doubtful accounts of $6,919 and $4,634, respectively	308,019	372,273
Replacement parts and equipment	406,775	414,425
Prepaid expenses and other current assets	103,912	119,961
Total Current Assets	1,463,496	1,662,752

Property and equipment, net	204,736	228,361
Other Assets
Other assets	7,601	7,601
Deferred acquisition costs	740,867	301,921
Licensed Intangibles and rights	400,000	400,000
Goodwill	2,624,388	2,624,388
Total Other Assets	3,772,856	3,333,910

TOTAL ASSETS	$5,441,088	$5,225,023

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current Liabilities
Notes payable and current portion of capitalized lease obligation	$642,433	$965,909
Accounts payable and accrued expenses	2,661,248	1,993,193
Total Current Liabilities	3,303,681	2,959,102
Capitalized lease obligation, less current portion	2,265	15,340
Series A convertible preferred stock, $.01 par value	3,040,200	3,565,200
Series B convertible preferred stock, $.01 par value	40,000	60,000
Series A-1 convertible preferred stock, $.01 par value	340,000	—
TOTAL LIABILITIES	6,726,146	6,599,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 5,000,000,000 shares authorized, 4,983,776,164 and 4,167,927,006 shares issued and outstanding as of December 31, 2006 and June 30, 2006, respectively	31,038,040	30,475,040
Additional paid-in capital	1,090,276	1,195,374
Accumulated deficit	(33,341,374)	(33,045,033)
Deferred Compensation	(72,000)	—
Total Stockholders' Deficiency	(1,285,058)	(1,374,619)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,441,088	$5,225,023

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

NET SALES	$2,018,533	$2,202,442	$4,159,370	$4,491,124
COST OF SALES	1,344,974	1,389,326	2,719,830	2,941,648
GROSS PROFIT	673,559	813,116	1,439,540	1,549,476

OPERATING EXPENSES
Depreciation and amortization	17,247	18,020	36,783	35,158
Professional and consulting fees	66,441	182,023	217,179	257,769
Selling, general and administrative expenses	793,540	817,263	1,462,270	1,865,228
TOTAL OPERATING EXPENSES	877,228	1,017,306	1,716,232	2,158,155

Loss From Operations	(203,669)	(204,190)	(276,692)	(608,679)

OTHER INCOME (EXPENSE)
Other income	1,464	—	1,464	—
Interest expense, net	(9,696)	(20,492)	(21,113)	(40,975)
TOTAL OTHER INCOME (EXPENSE)	(8,232)	(20,492)	(19,649)	(40,975)

NET LOSS	$(211,901)	$(224,682)	$(296,341)	$(649,654)

Net loss per share - basic and dilutive	$—	$—	$—	$—

Weighted average number of shares
outstanding during the period - basic and dilutive	4,849,418,808	3,270,559,613	4,659,440,570	3,211,676,183

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)
RESTATED (NOTE 7)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED	DEFERRED
	SHARES	AMOUNT	CAPITAL	DEFICIT	COMPENSATION	TOTAL

BALANCE AT JUNE 30, 2006	4,167,927,006	$30,475,040	$1,195,374	$(33,045,033)	$—	$(1,374,619)

Common stock issued on conversion of Series A preferred stock	688,349,158	525,000	—	—	—	525,000
Common stock issued on conversion of Series B preferred stock	20,000,000	20,000	—	—	—	20,000
Issuance of common stock to officers	20,000,000	18,000	72,000	—	(72,000)	18,000
Issuance of common stock to escrow pursuant to litigation settlement	87,500,000	—		—	—	—
Accrued distribution of common shares of Herborium Group, Inc. to shareholders	—	—	(177,098)	—	—	(177,098)
Net loss for the period				(296,341)	—	(296,341)

BALANCE AT DECEMBER 31, 2006	4,983,776,164	$31,038,040	$1,090,276	$(33,341,374)	$(72,000)	$(1,285,058)

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2006	2005
CASH FLOWS PROVIDED BY (USED IN) CONTINUING OPERATIONS:
Net loss	$(296,341)	$(649,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,783	35,158
Allowance for doubtful accounts	2,285	15,000
Loss on sale of marketable securities	4,859	—
Stock distribution from Herborium	(1,464)	—
Common stock issued for services	18,000	35,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	61,969	(131,577)
Replacement parts and equipment	7,650	(9,768)
Prepaid expense/security deposits	13	(9,286)
Increase in liabilities:
Accounts payable and accrued expenses	52,011	544,224
Net cash provided by operating activities	(114,235)	(170,903)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(13,158)	(19,115)
Proceeds from sale of marketable securities	12,641	—
Net cash used in investing activities	(517)	(19,115)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized lease	(336,551)	(10,211)
Proceeds from sale of Series A-1 preferred stock	340,000	—
Net cash provided by (used in) financing activities	3,449	(10,211)

Net decrease in cash	(111,303)	(200,229)

Cash and cash equivalents at beginning of period	756,093	836,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$644,790	$636,647

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)

(K) Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. During the three and six months ended December 31, 2006 and 2005, shares of common stock that could have been issued upon conversion of convertible preferred stock were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. As of December 31, 2006 and 2005, our preferred stock would have been converted into 5,841,667,000 and 4,235,000,000 additional common shares, respectively, at our then current stock prices.

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

On September 25, 2006, the Company entered into two separate, two-year employment agreements with a Chief Operating Officer and Chief Financial Officer. Under the terms of the agreements, an aggregate of 100,000,000 restricted shares of the Company’s common stock with an aggregate value of $90,000 were awarded at the closing price per share of $.0009 at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment. As of December 31, 2006, 20,000,000 shares of the Company’s stock valued at $18,000 have been issued to these two officers; the balance of unamortized compensation expense amounted to $72,000 as of that date.

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

NOTE 7. RESTATEMENT

The Company has historically classified its issues of Series A, Series B and Series A-1 convertible preferred stock in stockholders’ equity based on the conclusion that each issue’s conversion feature was conventional, as is commonly the case with such classes of stock. However, since conversion is at the lower of the fixed price of $.01 per share or a percent of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, there is no minimum price. Accordingly, the conversion of each of the individual issues of convertible preferred stock could result in the conversion into an indeterminable number of shares of common stock, and, therefore, under the guidance in paragraph 20 of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company is prohibited from concluding that it has sufficient available authorized and unissued shares to meet the issues’ conversion requirements and, therefore, settlement is not within the control of the Company. The Company thereby is required to reclassify its Series A, Series A-1 and Series B issues of convertible preferred stock as a liability rather than as a component of stockholders’ equity. The Company reflected on its consolidated balance sheet and consolidated statement of changes in stockholders’ deficiency an increase in liabilities and stockholders’ deficiency. These reclassifications do not affect the Company’s reported revenues, expenses or cash flows from past or future operations.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006
(UNAUDITED)

The following table summarizes the changes in the unaudited consolidated balance sheet as of quarter end December 31, 2006:

December 31, 2006
Total liabilities, as previously reported	$3,305,946
Adjustment to reclassify preferred stock	3,420,200
Total liabilities, as restated	$6,726,146

Total stockholders’ equity, as previously reported	$2,135,142
Adjustment to reclassify preferred stock	(3,420,200)
Total stockholders’ (deficiency), as restated	$(1,285,058)

NOTE 8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The following are the payments made during the six months ended December 31, 2006 and 2005 for income taxes and interest:

	2006	2005

Income taxes	$3,913	$0

Interest	$0	$0

During the six months ended December 31, 2006 and 2005, the Company issued certain common shares for consideration other than cash.

Six Months Ended December 31, 2006:

(1)	525 shares of Series A Preferred Shares and 20 shares of Series B Preferred Shares were converted into 688,349,158 shares and 20,000,000 shares, respectively, of the Company’s common stock.

(2)	20,000,000 shares of the Company’s common stock were issued to certain officers of the Company pursuant to their employment contracts.

(3)	Unpaid acquisition-related costs of $439,000 have been deferred and are included in other assets.

Six Months Ended December 31, 2005:

(1)	65 shares of Series A Preferred Shares were converted into 89,093,531 shares of the Company’s common stock.

(2)	50,000,000 shares of the Company’s restricted common stock were issued to officers of Cyber-Test as additional compensation in the amount of $35,000.

(3)	172,881,526 shares of the Company’s common stock were issued as partial repayment of the short-term note payable due to Cornell Capital Partners, L.P.

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

Restatement

This Form 10-QSB/A and the restated consolidated financial statements included herein reflect a correction of our accounting and disclosure primarily related to our issues of convertible preferred stock. The restatement is being made to reclassify our issues of Series A, Series B and Series A-1 convertible preferred stock as of December 31, 2006 as a liability, not as a component of stockholders’ equity. As discussed in Note 7 of the unaudited consolidated financial statements, the Company has reflected an increase in liabilities and stockholders’ deficiency as of December 31, 2006 in the amount of $3,420,200.

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

The issuance of shares upon any future conversion of the outstanding Series A, Series A-1 and Series B Convertible Preferred Stock will have a dilutive impact on our stockholders. As of December 31, 2006, we have $3,420,000 of outstanding shares at liquidation value of Series A, Series A-1 and Series B Convertible Preferred Stock that is convertible into shares of our common stock. Our Series A and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. Our Series A-1 Convertible Preferred Stock is convertible at a price of $.01 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price were equal to or greater than $.01 per share at the time of conversion, the Series A, A-1 and B Convertible Preferred Stock would be convertible into an aggregate of 342,000,000 shares of our common stock. In the event the price of our common stock is less than $.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 342,000,000. If such conversions had taken place at $0.0006, our recent stock price, then holders of our Convertible Preferred Stock would have received 5,841,667,000 shares of our common stock. As a result, the market price of our common stock could decline due to the dilutive effect of such additional shares of common stock.

We Have Not Authorized A Sufficient Number Of Shares Of Our Common Stock To Cover The Future Conversion Of Our Outstanding Series A, A-1 and B Convertible Preferred Stock.

Our Articles of Incorporation require that we reserve and keep available out of our authorized common stock the full number of shares of our common stock issuable upon conversion of each of our Series A, A-1 and B Convertible Preferred Stock. Under our Articles of Incorporation, 5,000,000,000 shares of our common stock are currently authorized. As of December 31, 2006, 4,983,776,000 shares of our common stock were issued and outstanding. At a minimum, the conversion of all of our issued and outstanding shares of Series A, A-1 and B Convertible Preferred Stock would require us to issue an aggregate of 5,841,667,000 shares of our common stock to such investors, 5,825,443,000 shares of which are not currently authorized. In order to comply with our obligations under the Articles of Incorporation, our stockholders would need to authorize additional shares of common stock. Although our board of directors is contractually obligated to recommend that our shareholders approve such a measure and to vote any shares under the directors’ control in favor of such measure, we cannot make any assurances that additional shares of our common stock will be authorized. If such shares are not authorized, the investors holding shares of our Series A, A-1 and B Convertible Preferred Stock could declare a default under the terms of their respective agreements with us.

The Conversion Of Our Series A Convertible Preferred Stock Could Cause A Change Of Control

The issuance of shares upon the conversion of our Series A Convertible Preferred Stock could result in a change of control. As of December 31, 2006, Cornell Capital Partners, L.P. held $2,070,000 of our Series A Convertible Preferred Stock, which if converted at our recent stock price of $0.0006 per share would result in the issuance of up to 3,450,000,000 shares of our common stock. After such conversions, Cornell Capital Partners, L.P. would own approximately 40% of our then outstanding shares of common stock. In such event, Cornell Capital Partners, L.P. would be a major shareholder and might be able to exercise control of us by electing directors and increasing the number of authorized shares of common stock that we could issue or otherwise.

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

ITEM 4. SUBMISSIONOF MATTERS TO A VOTE OF SECURITY HOLDERS

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
Date: June 15, 2007

By:	/s/ John E. Donahue
Name: John E. Donahue
Title: Chief Financial Officer (Principal Accounting Officer)
Date: June 15, 2007

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