Form 10QSB
period 2007-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2007-06-19
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 1, 2007, there were 4,997,711,570 shares of the registrant’s no par value common stock issued and outstanding.

Transmittal Small Business Disclosure Format (check one):
Yes ☐ No ☒

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
INDEX TO FORM 10-QSB

Part I-Financial Information

Part II-Other Information

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission Of Matters To A Vote Of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$544,749	$756,093
Accounts receivable, net of allowance for doubtful
accounts of $9,419 and $4,634, respectively	590,590	372,273
Replacement parts and equipment	423,975	414,425
Prepaid expenses and other current assets	102,875	119,961
Total Current Assets	1,662,189	1,662,752

Property and equipment, net	215,898	228,361
Other Assets
Other assets	7,025	7,601
Deferred acquisition costs	782,975	301,921
Licensed Intangibles and rights	400,000	400,000
Goodwill	2,624,388	2,624,388
Total Other Assets	3,814,388	3,333,910

TOTAL ASSETS	$5,692,475	$5,225,023

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current Liabilities
Notes payable and capitalized lease obligation	$638,649	$965,909
Accounts payable and accrued expenses	3,233,558	1,993,193
Total Current Liabilities	3,872,207	2,959,102
Capitalized lease obligation, less current portion	—	15,340
Series A convertible preferred stock, $.01 par value	3,006,200	3,565,200
Series B convertible preferred stock, $.01 par value	40,000	60,000
Series A-1 convertible preferred stock, $.01 par value	340,000	—
TOTAL LIABILITIES	7,258,407	6,599,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 5,000,000,000 shares authorized,
4,997,711,570 and 4,167,927,006 shares issued and outstanding as of March
31, 2007 and June 30, 2006, respectively	31,072,040	30,475,040
Additional paid-in capital	1,047,421	1,195,374
Accumulated deficit	(33,685,393)	(33,045,033)
Total Stockholders' Deficiency	(1,565,932)	(1,374,619)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,692,475	$5,225,023

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

NET SALES	$2,617,443	$2,552,055	$6,776,813	$7,043,179
COST OF SALES	1,802,159	1,656,386	4,521,989	4,598,034
GROSS PROFIT	815,284	895,669	2,254,824	2,445,145

OPERATING EXPENSES
Depreciation	16,990	19,010	53,773	54,168
Professional and consulting fees	115,406	290,678	332,585	548,447
Selling, general and administrative expenses	957,506	849,720	2,419,776	2,714,948
TOTAL OPERATING EXPENSES	1,089,902	1,159,408	2,806,134	3,317,563

Loss From Operations	(274,618)	(263,739)	(551,310)	(872,418)

OTHER EXPENSE
Other expense	(50,000)	—	(50,000)	—
Interest expense, net	(19,401)	(20,882)	(39,050)	(61,857)
TOTAL OTHER EXPENSE	(69,401)	(20,882)	(89,050)	(61,857)

NET LOSS	$(344,019)	$(284,621)	$(640,360)	$(934,275)

Net loss per share - basic and dilutive	$—	$—	$—	$—

Weighted average number of shares
outstanding during the period - basic and dilutive	4,976,626,376	3,605,694,811	4,763,625,689	3,341,098,360

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE AT JUNE 30, 2006	4,167,927,006	$30,475,040	$1,195,374	$(33,045,033)	$(1,374,619)

Common stock issued on conversion of Series A preferred stock	789,784,564	559,000	—	—	559,000
Common stock issued on conversion of Series B preferred stock	20,000,000	20,000	—	—	20,000
Issuance of common stock to officers	20,000,000	18,000	13,500	—	31,500
Issuance of common stock to escrow pursuant to litigation settlement	87,500,000	—	—	—	—
Cancellation of common stock issued to escrow	(87,500,000)	—	—	—
Accrued distribution of common shares of Herborium Group, Inc. to shareholders	—	—	(161,453)	—	(161,453)
Net loss for the period	—	—	—	(640,360)	(640,360)

BALANCE AT MARCH 31, 2007	4,997,711,570	$31,072,040	$1,047,421	$(33,685,393)	$(1,565,932)

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2007	2006
CASH FLOWS USED IN OPERATIONS:
Net loss	$(640,360)	$(934,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,773	54,168
Deferred compensation amortization	13,500	187,500
Allowance for doubtful accounts	4,785	22,861
Loss on sale of marketable securities	4,859	—
Stock distribution from Herborium	(1,464)	—
Common stock issued for services	18,000	35,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(223,102)	(330,429)
Replacement parts and equipment	(9,550)	(71,480)
Prepaid expense and other current assets	1,626	(4,152)
Increase in liabilities:
Accounts payable and accrued expenses	651,094	695,486
Interest payable	46,737	62,703
Net cash used in operating activities	(80,102)	(282,618)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(41,310)	(40,565)
Increase in deferred acquisition costs	(126,473)
Reimbursement of costs from PMIC bankruptcy proceeding	26,500
Proceeds from sale of marketable securities	12,641	7,500
Net cash used in investing activities	(128,642)	(33,065)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized lease	(342,600)	(15,555)
Proceeds from sale of Series A-1 preferred stock	340,000	—
Net cash used in financing activities	(2,600)	(15,555)

Net decrease in cash	(211,344)	(331,238)

Cash and cash equivalents at beginning of period	756,093	836,876

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$544,749	$505,638

See accompanying notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

NOTE 1. BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Unless the context requires otherwise, “we”, “us”, “our” “ACT” or the “Company” refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

We are a New York-based public holding company specializing in the consumer electronic aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. a Delaware corporation ("Encompass"), acquires and operates businesses that provide office and consumer electronics repair services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), a consumer electronic equipment repair company based in Florida and our principal operating business. We are currently seeking to acquire various profitable businesses within our industry and to become a leader in the integrated technology aftermarket service and part supply industry through the acquisition of assets and companies in that industry.

Cyber-Test, a Delaware corporation and wholly-owned subsidiary of Encompass, operates as an independent service organization. Cyber-Test provides board-level repair of consumer electronic products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics, such as PDAs, Blackberries and digital cameras. Programs are delivered nationwide through proprietary systems that feature real-time EDI, flexible analysis tools and repair tracking.

(B) Basis of Accounting

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $640,360 for the nine months ended March 31, 2007 and $573,841 for the year ended June 30, 2006. The Company had a working capital deficiency of $2,210,018 and $1,296,350 as of March 31, 2007 and June 30, 2006, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management is pursuing additional capital and debt financing and the acquisitions of profitable businesses. However, there is no assurance that these efforts will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) Interim Financial Statements

The financial statements as of March 31, 2007 and for the three and nine months ended March 31, 2007 and 2006 are unaudited but in the opinion of management the consolidated financial statements include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operation and cash flows. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The June 30, 2006 balance sheet has been derived from the audited financial statements as of that date.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
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

(G) Replacement Parts and Equipment

Replacement parts and equipment consist primarily of repair parts, consumable supplies for resale and used machines that are held for resale, and are stated at the lower of weighted average cost or market. The weighted average cost of replacement parts and equipment approximates the first-in, first-out (“FIFO”) method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-usable replacement parts and equipment and records necessary provisions to reduce such replacement parts and equipment to net realizable value.

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

(J) Revenue Recognition

The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company includes shipping costs in cost of sales. Total shipping costs included in cost of sales for the three months ended March 31, 2007 and 2006 were $495,862 and $418,584, respectively. Total shipping costs included in cost of sales for the nine months ended March 31, 2007 and 2006 were $1,188,525 and $1,115,223, respectively. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company’s total revenue for the three and nine months ended March 31, 2007.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

(K) Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. During the three and nine months ended March 31, 2007 and 2006, shares of common stock that could have been issued upon conversion of convertible preferred stock were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.  At March 31, 2007 and 2006, our preferred stock would have been converted into 5,677,000,000 and 1,300,000,000 additional common shares, respectively,  at our then current stock prices.

(L) Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(M) Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of equity instruments.  SFAS 123R supercedes APB opinion No. 25 and amends SFAS No. 95, "Statement of Cash Flows". Under SFAS 123R, companies are required to record compensation expense for all share-based award transactions measured at fair value as determined by an option valuation model.  This statement is effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 123R on July 1, 2006 using the modified prospective method, which requires the recognition of compensation expense over the remaining vesting period for all awards that remain unvested as of June 30, 2006. The Company does not have any stock options outstanding and all stock issued in prior years vested at date of grant.

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

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective beginning on January 1, 2008. We are currently evaluating the impact this new Standard could have on our financial position and results of operations.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

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

On September 13, 2006, the Company sold 340 shares of Series A-1 Preferred Stock at a price of $1,000 per share. In connection with the sale of Series A-1 Preferred Stock, the Company received aggregate gross proceeds of $340,000 as follows: (a) $290,000 from officers and a former employee of the Company; and (b) $50,000 from an outside investor. In addition to the rights applicable to all holders of Series A-1 Preferred Stock, the holders of Series A-1 Preferred Stock were granted certain piggyback registration rights in the event that the shares of Series A-1 Preferred Stock are converted into shares of common stock.

In conjunction with the Company’s license of certain intangible assets, the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock (the “Series B Preferred Shares”), having a liquidation value of $1,000 per share. The Series B Preferred Shares have the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part into shares of common stock on the same terms as the Series A Preferred Shares. During the nine months ended March 31, 2007, holders of Series B Preferred Shares elected to convert 20 shares of their Series B preferred stock into 20,000,000 shares of the Company’s common stock. At March 31, 2007, 40 Series B Preferred shares remained issued and outstanding.

Since conversion of the above issuance of preferred stock could result in an indeterminable number of shares of common stock, the Company has classified the preferred stock as a liability under the guidance of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

On September 25, 2006, the Company entered into two separate, two-year employment agreements with a Chief Operating Officer and Chief Financial Officer. Under the terms of the agreements, an aggregate of 100,000,000 restricted shares of the Company’s common stock with an aggregate value of $90,000 were awarded at the closing price of $.009 per share at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment. As of March 31, 2007, 20,000,000 shares of the Company’s stock valued at $18,000 have been issued to these two officers; the balance of unamortized compensation expense amounted to $58,500 as of that date.

NOTE 3. MAJOR CUSTOMERS

For the three months ended March 31, 2007 and 2006, sales to two customers accounted for approximately 82.6% and 90.9%, respectively, of our sales. For the nine months ended March 31, 2007 and 2006, sales to the two customers accounted for approximately 86.3% and 90.5%, respectively, of our sales. As of March 31, 2007, accounts receivable from these two customers aggregated approximately $326,000 or 57.1% of accounts receivable.

NOTE 4. SEGMENT INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. For the three and nine months ended March 31, 2007 and 2006, the Company primarily operated in one segment, the repair and depot exchange of office and consumer electronics. During the nine months ended March 31, 2006 and prior to discontinuing operations effective June 30, 2006, the Company also operated Encompass Electronics Recovery, an electronic asset recovery and distribution center, which represented less than 1% of the total revenue in that period.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

NOTE 5. COMMITMENTS AND CONTINGENCIES

On March 14, 2007, the Company entered into an employment agreement with Mr. Danson to continue to serve as President and Chief Executive Officer of the Company and continue as a member of the Board of Directors. The employment agreement is for a two-year term beginning January 1, 2007. Under terms of the employment agreement, Mr. Danson is entitled to receive a base salary of $350,000 in the first year and $400,000 in the second year and a $50,000 signing bonus payable on May 15, 2007 or earlier. In the event the acquisitions of several target companies and the related financing do not close on or before April 30, 2007, then Mr. Danson’s base salary shall be reduced to $275,000 until such time as the targets are acquired. Mr. Danson is also entitled to a bonus of between $250,000 and $500,000, as determined by the Compensation Committee of the Board, upon consummation of certain acquisition transactions. In the employment agreement, the Company acknowledges accrued compensation owed pursuant to Mr. Danson’s recently expired Services Agreement in the amount of $342,575, which is payable on May 15, 2007, or earlier if certain financing is received by the Company.

On September 25, 2006, the Company entered into two separate, two-year employment agreements with a Chief Operating Officer and Chief Financial Officer, with each agreement having a one-year renewal option at the Company’s election. Under the terms of the agreements, the Company is obligated to pay base salaries in the aggregate amount of $425,000 in the first year, $450,000 in the second year and $500,000 in the option year. Under certain circumstances in the event of a change in control, as defined, the Chief Operating Officer and Chief Financial Officer shall be entitled to severance payments equal to 299% of their then current respective annual base salaries. Further, an aggregate of 100,000,000 restricted shares of the Company’s common stock was awarded at the closing price per share at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.

In July 2006, the Company, its subsidiary, Pacific Magtron International Corp. (“PMIC”), Theodore S. Li and Hui Cynthia Lee (the “Former Executives”), and others entered into a Mutual Settlement Agreement and Release (the “Settlement Agreement”) with respect to the settlement of the litigation and other potential claims, involving the Company, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson, the Company’s then Executive Vice President, and Wayne Danson, the Company’s Chief Executive Officer. PMIC’s entry into the Settlement Agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of PMIC’s Plan of Reorganization. Under PMIC’s Plan of Reorganization, ACT contributed $50,000 as of June 30, 2006, and an additional $137,000 in accrued legal fees during the nine months ended March 31, 2007 on behalf of PMIC’s stockholders to effectuate the plan of reorganization and the merger of a subsidiary of PMIC with an unrelated entity, Herborium, Inc. In connection with the merger, PMIC changed its name to Herborium Group, Inc. Upon closing of the merger on September 18, 2006, the Company paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. In addition, Mr. Li and Ms. Lee are entitled to receive certain shares of common stock of Herborium Group. Under the terms of the Settlement Agreement, if these shares failed to have a value of $.10 or greater at the end of a 150-day lock-up period, the difference would be made up, at the Company’s option, by cash payments from the Company and/or delivery of an additional 1,750,000 shares of Herborium/PMIC common stock which would otherwise be issued to the Company’s stockholders under PMIC’s Plan of Reorganization and which have been escrowed. The common stock of Herborium Group did not have a value of $.10 per share at the end of the lock-up period which expired on April 20, 2007; accordingly, a reserve in the amount of $50,000 was recorded in the period ending March 31, 2007 to reserve for a possible claim arising from this matter. The Company intends to distribute approximately 2,800,000 escrowed and other shares of common stock of Herborium Group to fulfill its obligation.

A special stock distribution of approximately 7,400,000 shares of Herborium Group has been made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock. On August 16, 2006, 87,500,000 shares of the Company’s common stock were issued to Mr. Li and Ms. Lee and held in escrow in accordance with the Settlement Agreement. These escrowed shares were subsequently cancelled following the aforementioned issuance of 7,400,000 shares of Herborium Group common stock in January 2007.

Under the court approved PMIC Plan of Reorganization, the Company has been acting as the disbursing agent and administrator for the remaining assets of PMIC since September 19, 2006. By court order dated March 20, 2007, all PMIC bankruptcy claims have been finalized and closed effective February 28, 2007. As of March 31, 2007, all creditors have been paid in full and the Company held approximately $500 in trust for payment of final administrative expenses.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

NOTE 6. RELATED PARTIES

Certain of the Company’s legal counsels are stockholders and directors of the Company. The Company incurred $0 and $397 for these attorneys’ services during the three and nine months ended March 31, 2007, respectively. At March 31, 2007, the Company owed $1,497 to these attorneys.

Pursuant to the terms of a Service Agreement with Danson Partners, LLC (“DPL”), which agreement expired on December 31, 2006, the Company accrued $125,000 for Mr. Danson’s services as President and Chief Executive Officer for the six months ended December 31, 2006. At March 31, 2007, the Company owed a total of $343,000 to DPL for compensatory services and reimbursable expenses under the Service Agreement, which amount bears interest from January 1, 2007 at the current prime interest rate. On March 14, 2007, the Company entered into the employment agreement with Mr. Danson described in Note 5 above.

NOTE 7. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The following are the payments made during the nine months ended March 31, 2007 and 2006 for income taxes and interest:

	2007	2006
Income taxes	$3,913	$0

Interest	$0	$0

During the nine months ended March 31, 2007 and 2006, the Company issued certain common shares for consideration other than cash.

Nine Months Ended March 31, 2007:

(1)	559 shares of Series A Preferred Shares and 20 shares of Series B Preferred Shares were converted into 789,784,564 shares and 20,000,000 shares, respectively, of the Company’s common stock.
(2)	20,000,000 shares of the Company’s common stock were issued to certain officers of the Company pursuant to their employment contracts.
(3)	Acquisition-related costs of $481,000, $126,000 of which were paid, have been deferred and are included in other assets.

Nine Months Ended March 31, 2006:

(1)	385 shares of Series A Preferred Shares and 40 shares of Series B Preferred Shares were converted into 719,327,877 shares and 63,492,065 shares, respectfully, of the Company’s common stock.
(2)	50,000,000 shares of the Company’s restricted common stock were issued to officers of Cyber-Test as additional compensation in the amount of $35,000.

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

General

We are a New York-based public holding company specializing in the consumer electronic aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), acquires and operates businesses that provide office and consumer electronics repair services. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an office and consumer electronic equipment repair company based in Florida and our principal operating business. Encompass ceased the operations of PMIC in California effective June 30, 2006. The Company currently operates in one business segment, the repair and refurbishment component of the reverse logistics industry.

Financial Condition

We incurred a consolidated net loss of $640,000 for the nine months ended March 31, 2007 and $574,000 for the year ended June 30, 2006, and we had a working capital deficiency of $2,210,000 as of March 31, 2007. For the nine months ended March 31, 2007, we partially funded our ongoing operations from positive cash flow generated by Cyber-Test and the issuance of preferred stock. However, as these amounts have not been sufficient to fund all of our corporate overhead, we accordingly incurred an increase in accounts payable and accrued expenses at the holding company level. Our ability to continue as a going concern is dependent upon achieving profitability and generating sufficient cash flows to meet our obligations as they come due.

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

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Summary of Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the three months ended March 31, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	68.9	64.9
Gross profit/margin	31.1	35.1
Operating expenses	41.6	45.4
Loss from operations before other expense	(10.5)	(10.3)
Other expenses	(2.6)	(0.8)
Net loss	(13.1)%	(11.1)%

Net Sales

Net sales for the three months ended March 31, 2007 were $2,617,000 as compared to net sales of $2,552,000 for the three months ended March 31, 2006, an increase of $65,000, or 2.5%. Cyber-Test, our core operating business unit, experienced a $91,000, or 3.6%, increase in net sales for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Encompass, which ceased operations in California effective June 30, 2006, recorded no sales in the three months ended March 31, 2007 compared to $26,000 in the same period in 2006. The increase in Cyber-Tests net sales was primarily due to an increase in repair orders from one of Cyber-Test’s two major customers, as well as an increase in repair orders from several recently-added customers, during the period ended March 31, 2007 compared to the same period in 2006, partially offset by a decrease in repair orders from its other major customer. Sales to Cyber-Test’s two major customers as a percent of total sales decreased to approximately 82.6% during the three months ended March 31, 2007 compared to 90.9% during the three months ended March 31, 2006.

Cost of Sales and Gross Profit

Our cost of sales totaled $1,802,000 for the three months ended March 31, 2007, as compared to $1,656,000 for the three months ended March 31, 2006, an increase of $146,000, or 8.8%. Our gross profit decreased to $815,000 for the three months ended March 31, 2007 as compared to $896,000 for the three months ended March 31, 2006, with gross margins declining to 31.1% from 35.1% for the comparable periods.

The overall decrease in gross profit and gross margin is primarily attributable to a change in product mix as a greater percentage of repair work in the current period was performed on equipment that yields lower margins and also, to a lesser extent, the inclusion of high margin sales by Encompass in the earlier period. Encompass’ sales represented the disposal of remaining consignment inventory that had low direct product costs associated with it.

Operating Expenses

Total operating expenses for the three months ended March 31, 2007 and 2006 were $1,090,000 and $1,159,000, respectively, representing a decrease of $69,000, or 6.0%. The overall decrease was primarily attributable to a decrease in professional and consulting expenses of $175,000, offset by an increase of $109,000 in selling, general and administrative expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Depreciation expense for the three months ended March 31, 2007 amounted to $17,000 compared to $19,000 for the three months ended March 31, 2006.

Professional and consulting fees decreased to $115,000 for the three months ended March 31, 2007 from $291,000 for the three months ended March 31, 2006, primarily due to lower legal fees associated with the PMIC bankruptcy proceeding and litigation settlement.

Selling, general and administrative expenses increased to $958,000 for the three months ended March 31, 2007 from $850,000 for the three months ended March 31, 2006, principally due to an increase in compensation expense at the corporate level in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, offset by a decrease in amortization expense in the current period attributable to a higher deferred compensation balance in the earlier comparable period associated with an unvested stock grant and a decrease in Encompass’ operating expenses. A $204,000 increase in compensation expense in the three-month period ended March 31, 2007 was primarily due to the expense associated with the addition of two executives. Encompass, which ceased operations in California effective June 30, 2006, incurred no expenses in the three months ended March 31, 2007, whereas it incurred expenses of approximately $48,000 in the three months ended March 31, 2006.

Other Expense

Other expense amounted to $50,000 for the three months ended March 31, 2007, compared to $0 for the three months ended March 31, 2006, and represents a reserve for possible additional payments in connection with PMIC bankruptcy proceeding and litigation settlement. Interest expense for the three months ended March 31, 2007 was $19,000 compared to $21,000 for the three months ended March 31, 2006.

RESULTS OF OPERATIONS-COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2007 TO THE NINE MONTHS ENDED MARCH 31, 2006

Summary of Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the nine months ended March 31, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	66.7	65.3
Gross profit/margin	33.3	34.7
Operating expenses	41.4	47.1
Loss from operations before other expense	(8.1)	(12.4)
Other expenses	(1.3)	(0.9)
Net loss	(9.4)%	(13.3)%

Net Sales

Net sales for the nine months ended March 31, 2007 amounted to $6,777,000 as compared to net sales of $7,043,000 for the nine months ended March 31, 2006, a decrease of $266,000, or 3.8%. Cyber-Test, our core operating business unit, experienced a 2.9% decrease in net sales for the nine months ended March 31, 2007, compared to the comparable period in 2006, and sales for Encompass, which ceased operations in California effective June 30, 2006, were $1,000 in the current period compared to $68,000 in the comparable period in 2006. The decrease in net sales was primarily due to reduced repair orders from one of Cyber-Test’s major customers during the nine months ended March 31, 2007, compared to the same period in 2006, partially offset by an increase in repair orders from another major customer, as well as an increase in equipment salvage revenue. Sales to Cyber-Test’s two major customers as a percent of total sales decreased to approximately 86.4% during the nine months ended March 31, 2007 compared to 90.5% during the nine months ended March 31, 2006.

Cost of Sales and Gross Profit

Our cost of sales totaled $4,522,000 for the nine months ended March 31, 2007 as compared to $4,598,000 for the nine months ended March 31, 2006, a decrease of $76,000, or 1.7%. Our gross profit decreased to $2,255,000 for the nine months ended March 31, 2007 as compared to $2,445,000 for the nine months ended March 31, 2006. Gross margins for the current period declined to 33.3% from 34.7% in the prior period.

The overall decrease in gross profit and gross margin is principally due to the decrease in Cyber-Test’s net sales and gross margin in the current period compared to the earlier period, and to a lesser extent due to the inclusion of high margin sales by Encompass in the earlier period. Encompass’ sales represented the disposal of remaining consignment inventory that had low direct product costs associated with it. The decrease in the Company’s gross margin to 33.3% from 34.7% was also due to a change in Cyber-Test’s product mix in the latter months of the current period as a greater percentage of repair work was performed on equipment that yields lower margins.

Operating Expenses

Total operating expenses for the nine months ended March 31, 2007 and 2006 were $2,806,000 and $3,318,000, respectively, representing a decrease of $512,000, or 15.4%, primarily attributable to decreases in professional and consulting fees and selling, general and administrative expenses of $216,000 and $295,000, respectively.

Depreciation expense for the nine months ended March 31, 2007 and 2006 amounted to $54,000.

Professional and consulting fees decreased to $333,000 for the nine months ended March 31, 2007 from $548,000 for the nine months ended March 31, 2006, primarily due to lower legal fees associated with the PMIC bankruptcy proceeding and litigation settlement.

Selling, general and administrative expenses decreased to $2,420,000 for the nine months ended March 31, 2007 from $2,715,000 for the nine months ended March 31, 2006, principally due to a decrease in Encompass’ operating expenses of $203,000. Corporate level expenses decreased by a minor amount of $8,000, which was the net result of an increase of $116,000 in compensation expense from the addition of two executives (see Note 5 to the Condensed Consolidated

Financial Statements above), relocation expense of $28,000 in the current period, and a credit of $35,000 in the earlier period for over withholding of state taxes in connection with a sale of securities, offset by a $173,000 decrease in amortization expense in the current period attributable to a higher deferred compensation balance in the earlier period associated with an unvested stock grant and by a $28,000 decrease in promotion expenses. Encompass, which ceased operations in California effective June 30, 2006, incurred expenses of $4,000 in the nine months ended March 31, 2007, compared to expenses of $255,000 in the nine months ended March 31, 2006.

Other Expense

Other expense amounted to $50,000 for the nine months ended March 31, 2007 compared to $0 for the nine months ended March 31, 2006, which charge represents a charge for possible additional payments in connection with PMIC bankruptcy proceeding and litigation settlement. Interest expense for the nine months ended March 31, 2007 was $39,000, compared to $62,000 for the nine months ended March 31, 2006. The decrease is primarily due to a decrease in the amount of notes payables and capital leases outstanding in the nine months ended March 31, 2007, compared to the comparable period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $640,000 for the nine months ended March 31, 2007 and $574,000 for the year ended June 30, 2006. The Company had a working capital deficiency of $2,210,000 as of March 31, 2007. For the year ended June 30, 2006 and for the nine months ended March 31, 2007, we have funded our ongoing operations principally from working capital generated by Cyber-Test and the issuance of our Series A-1 Preferred Stock. However, these amounts have not been sufficient to fund all of our corporate overhead; accordingly, we have experienced an increase in accounts payable and accrued expenses at the holding company level. The Company incurred substantial legal expenses during the nine months ended March 31, 2007 and for the year ended June 30, 2006. We also incurred $481,000 and $302,000 of legal, accounting and consulting costs relating to the potential acquisition of certain targeted businesses for the nine months ended March 31, 2007 and the year ended June 30, 2006, respectively. Additionally, during fiscal 2006, the Company settled litigation with former PMIC executives for $325,000, which was paid, in full, on September 18, 2006.

On September 13, 2006, we sold 340 shares of our Series A-1 Preferred Stock for proceeds of $340,000. A portion of these proceeds was used to pay the $325,000 owed to former PMIC executives. Our existing sources of liquidity, including cash resources and cash provided by operating activities, will not provide us with sufficient resources to meet our present obligations and the working capital and cash requirements for the next 12 months. Consequently, we are actively pursuing but have not yet secured a working capital facility to provide us with the necessary working capital over the next 12 months. The Company’s ability to continue as a going concern is dependent upon achieving profitability and generating sufficient cash flows to meet its obligations as they come due, and obtaining additional equity or debt financing.

We are pursuing equity and debt financing for the acquisition of profitable businesses within our industry. In April 2006, we engaged Janney Montgomery Scott, LLC, a Philadelphia-based investment banking firm, to assist us in securing long-term strategic equity investors and/or an acquisition debt facility for the purpose of providing us with acquisition funds and funds for ongoing working capital needs and a planned recapitalization of our common and preferred stock. There can be no assurance that we will be able to obtain financing to meet working capital needs at suitable valuations or rates of interest, if at all. In addition, there is no guarantee that we will be able to secure financing to permit us to pursue strategic acquisitions and investments.

On September 25, 2006, the Company entered into two separate, two-year employment agreements with its Chief Operating Officer and Chief Financial Officer, with each agreement having a one-year renewal option at the Company’s election. Under the terms of the agreements, the Company is obligated to pay base salaries in the aggregate amount of $425,000 in the first year, $450,000 in the second year and $500,000 in the option year. Further, an aggregate of 100,000,000 restricted shares of the Company’s common stock was awarded to the Chief Operating Officer and Chief Financial Officer at the closing price per share at the dates of grant, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.

On March 14, 2007, the Company entered into an employment agreement with Mr. Danson pursuant to which he will continue to serve as President and Chief Executive Officer of the Company and continue as a member of the Board of Directors. The employment agreement is for a two-year term beginning January 1, 2007. Under terms of the employment agreement, Mr. Danson is entitled to receive a base salary of $350,000 in the first year and $400,000 in the second year and a $50,000 signing bonus payable on May 15, 2007 or earlier. In the event the acquisitions of several target companies and the related financing do not close on or before April 30, 2007, then Mr. Danson’s base salary shall be reduced to $275,000 until such time as the targets are acquired. Mr. Danson is also entitled to a bonus of between $250,000 and $500,000, as determined by the Compensation Committee of the Board, upon consummation of certain acquisition transactions. In the employment agreement, the Company acknowledges accrued compensation owed pursuant to Mr. Danson’s recently expired Services Agreement in the amount of $342,575, which is payable on May 15, 2007, or earlier if certain financing is received by the Company.

We have total contractual obligations of $639,000 as of March 31, 2007. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations

	Total	1 Year or Less	More Than 1 Year

Notes payable	$617,000	$617,000	$—
Capitalized lease obligations	22,000	22,000	—

Total Contractual Obligations	$639,000	$639,000	$—

Net Cash Used In Operating Activities

Net cash used in operating activities was $80,000 for the nine months ended March 31, 2007, compared to net cash used in operating activities of $283,000 for the nine months ended March 31, 2006. Net cash used in operating activities for the nine months ended March 31, 2007 was principally due to the loss from operations of $640,000 and an increase in accounts receivable of $223,000, offset by an increase in accounts payable and accrued expenses of $651,000, an increase in accrued interest of $47,000 and depreciation, amortization and other non-cash charges of $93,000.

Net cash used in operating activities for the nine months ended March 31, 2006 was principally due to the net loss from operations of $934,000, an increase in accounts receivable of $330,000 and an increase in replacement parts and equipment of $72,000, offset by an increase in accounts payable and accrued expenses of $695,000, an increase in accrued interest of $63,000 and depreciation, amortization and other non-cash charges of $300,000.

Net Cash Used In Investing Activities

Net cash used in investing activities of $129,000 for the nine months ended March 31, 2007 was attributable to an increase in deferred acquisition costs of $126,000 incurred in connection with planned acquisitions in process and purchases of fixed assets of $41,000.

Net cash used in investing activities of $33,000 for the nine months ended March 31, 2006 was principally attributable to purchases of fixed assets of $41,000, offset by the receipt of $8,000 of funds from the sale of marketable securities.

Net Cash Used In Financing Activities

Net cash used in financing activities of $3,000 for the nine months ended March 31, 2007 was attributable to proceeds of $340,000 from the sale of our Series A-1 Preferred Stock, offset by principal payments of $343,000 on notes payable and capital leases.

Net cash used in financing activities of $16,000 for the nine months ended March 31, 2006 was attributable to principal payments on notes payable and capital leases.

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

We Have A History Of Losses, And May Incur Additional Losses

We are a holding company with a limited history of operations. For the nine months ended March 31, 2007 and the year ended June 30, 2006, we incurred an overall net loss of $640,000 and $574,000, respectively. We cannot be sure that we will be profitable in future years.

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

We Need Additional Capital to Fund our Present Liabilities

At March 31, 2007, we had a working capital deficit of $2,210,000. It is unlikely that Cyber-Test’s operations will be able to produce sufficient excess working capital to fund this deficit in the next 12 months. Therefore, we will be required to raise additional debt or equity funds to pay our present liabilities. In the event we are not able to raise sufficient funds in connection with proposed acquisitions, we may not have any sources of capital available to pay these liabilities.

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

We Have A Working Capital Deficit, Which Means That Our Current Assets On March 31, 2007 Were Not Sufficient To Satisfy Our Current Liabilities On That Date

We had a working capital deficit of $2,210,000 as of March 31, 2007, which means that our current liabilities exceeded our current assets by $2,210,000. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2007 were not sufficient to satisfy all of our current liabilities on that date.

We Could Fail To Attract Or Retain Key Personnel

Our success largely depends on the efforts and abilities of key executives, including Mr. Wayne Danson, our President and Chief Executive Officer, Mr. Steven Miller, our Chief Operating Officer, Mr. John Donahue, our Chief Financial Officer, and Ms. Lisa Welton, President and Chief Executive Officer of Cyber-Test. The loss of the services of these key executives could materially adversely affect our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues. We maintain a $2,000,000 key-man life insurance policy for each of Mr. Danson and Ms. Welton, and expect to do so for Mr. Miller and Mr. Donahue.

RISKS RELATED TO OUR STOCK

The Future Conversion Of Our Outstanding Series A, A-1 And B Convertible Preferred Stock Will Cause Dilution To Our Existing Shareholders, Which Means That Our Per Share Income And Stock Price Could Decline

The issuance of shares upon any future conversion of the outstanding Series A, Series A-1 and Series B Convertible Preferred Stock will have a dilutive impact on our stockholders. As of March 31, 2007, we had $3,386,000 of outstanding shares at liquidation value of Series A, Series A-1 and Series B Convertible Preferred Stock that is convertible into shares of our common stock. Our Series A and B Convertible Preferred Stock are convertible at a price of $0.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. Our Series A-1 Convertible Preferred Stock is convertible at a price of $0.01 per share or 80% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower. If our share price were equal to or greater than $0.01 per share at the time of conversion, the Series A, A-1 and B Convertible Preferred Stock would be convertible into an aggregate of 339,000,000 shares of our common stock. In the event the price of our common stock is less than $0.01 per share at the time of conversion, the number of shares of our common stock issuable would be greater than 339,000,000. If such conversions had taken place at $0.0006, our recent stock price, then holders of our Convertible Preferred Stock would have received 5,643,000,000 shares of our common stock. As a result, the market price of our common stock could decline due to the dilutive effect of such additional shares of common stock.

We Have Not Authorized A Sufficient Number Of Shares Of Our Common Stock To Cover The Future Conversion Of Our Outstanding Series A, A-1 and B Convertible Preferred Stock.

Our Articles of Incorporation require that we reserve and keep available out of our authorized common stock the full number of shares of our common stock issuable upon conversion of each of our Series A, A-1 and B Convertible Preferred Stock. Under our Articles of Incorporation, 5,000,000,000 shares of our common stock are currently authorized. As of May 1, 2007, 4,997,711,570 shares of our common stock were issued and outstanding. At a minimum, the conversion of all of our issued and outstanding shares of Series A, A-1 and B Convertible Preferred Stock would require us to issue an aggregate of 5,677,000,000 shares of our common stock to such investors, 5,675,000,000 shares of which are not currently authorized. In order to comply with our obligations under the Articles of Incorporation, our stockholders would need to authorize additional shares of common stock. Although our Board of Directors is contractually obligated to recommend that our shareholders approve such a measure and to vote any shares under the directors’ control in favor of such measure, we cannot make any assurances that additional shares of our common stock will be authorized. If such shares are not authorized, the investors holding shares of our Series A, A-1 and B Convertible Preferred Stock could declare a default under the terms of their respective agreements with us.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the March 31, 2007 quarterly period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been, and may in the future be, involved as a party to various legal proceedings which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2007, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 31, 2007, we were in default for failure to pay an unsecured term note issued to Cornell Capital Partners, L.P. when due on June 30, 2005. The note has a principal balance of $275,000 and bears interest at the rate of 10%. The total amount of principal and interest due as of March 31, 2007 amounted to $334,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location (1)

3(i)(a)	Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(i)(b)	Second Amendment to Articles of Incorporation of Telenetworx, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(i)(c)	Third Amendment to Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(i)(d)	Fourth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.7 to the Company’s Form SB-2 filed with the SEC on March 5, 2002

3(i)(e)	Fifth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.8 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

3(i)(f)	Sixth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.6 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(i)(g)	Seventh Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.7 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(i)(h)	Eighth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

3(ii)	Bylaws of the Company	Incorporated by reference to Exhibit 2.4 to the Company’s Form S-8 filed with the SEC on February 9, 2000

4.7
6% Senior Unsecured Promissory Note, in the original principal amount of $547,000 issued on June 3, 2004 by Cyber-Test, Inc., a Delaware corporation, in favor of Cyber-Test, Inc., a Florida corporation.
Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.8	Escrow Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.9	Amendment No. 1 to 6% Unsecured Promissory Note dated August 10, 2004.	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.10	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.11	Escrow Agreement dated May 28, 2004 by and among Advanced Communications Technologies, Inc., Buyers and Butler Gonzalez, LLP, Escrow Agent.	Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.12	Investment Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.13	Registration Rights Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.14	Investment Agreement dated September 8, 2006 by and between Advanced Communications Technologies, Inc. and the Series A-1 Preferred Stockholders	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

10.1*	Employment Agreement dated January 1, 2007 between Advanced Communications Technologies, Inc. and Wayne I. Danson	Provided herewith

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

By: /s/ Wayne I. Danson
Name: Wayne I. Danson
Title: President, Chief Executive Officer (Principal Executive Officer) and Director
Date: June 15, 2007

By: /s/ John E. Donahue
Name: John E. Donahue
Title: Chief Financial Officer (Principal Accounting Officer)
Date: June 15, 2007

EXHIBIT INDEX

Exhibit No.	Description	Location (1)

3(i)(a)	Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(i)(b)	Second Amendment to Articles of Incorporation of Telenetworx, Inc.	Incorporated by reference to Exhibit 2.2 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(i)(c)	Third Amendment to Articles of Incorporation of Media Forum International, Inc.	Incorporated by reference to Exhibit 2.3 to the Company’s Form S-8 filed with the SEC on February 9, 2000

3(i)(d)	Fourth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.7 to the Company’s Form SB-2 filed with the SEC on March 5, 2002

3(i)(e)	Fifth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 2.8 to the Company’s Form SB-2 filed with the SEC on July 16, 2003

3(i)(f)	Sixth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.6 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(i)(g)	Seventh Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1.7 the Company’s Form 10-KSB filed with the SEC on November 3, 2004

3(i)(h)	Eighth Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

3(ii)	Bylaws of the Company	Incorporated by reference to Exhibit 2.4 to the Company’s Form S-8 filed with the SEC on February 9, 2000

4.7
6% Senior Unsecured Promissory Note, in the original principal amount of $547,000 issued on June 3, 2004 by Cyber-Test, Inc., a Delaware corporation, in favor of Cyber-Test, Inc., a Florida corporation.
Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.8	Escrow Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 18, 2004

4.9	Amendment No. 1 to 6% Unsecured Promissory Note dated August 10, 2004.	Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.10	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.11	Escrow Agreement dated May 28, 2004 by and among Advanced Communications Technologies, Inc., Buyers and Butler Gonzalez, LLP, Escrow Agent.	Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.12	Investment Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.13	Registration Rights Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004

4.14	Investment Agreement dated September 8, 2006 by and between Advanced Communications Technologies, Inc. and the Series A-1 Preferred Stockholders	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on September 19, 2006

10.1*	Employment Agreement dated January 1, 2007 between Advanced Communications Technologies, Inc. and Wayne I. Danson	Provided herewith

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Provided herewith

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.