Form 10QSB/A
period 2007-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2007-06-20
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A

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
Yes [ ] No [X]

EXPLANATORY NOTE

The purpose of this Form 10-QSB/A is to amend the Quarterly Report on Form 10-QSB (the "Form 10-QSB") of Advanced Communications Technologies, Inc. (the "Company") for its quarterly period ended March 31, 2007, as filed with the Securities and Exchange Commission on June 19, 2007 to file the certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302 and pursuant to 18 U.S.C. Section 1350. Such certifications, filed in the aforementioned Form 10-QSB, are not being properly displayed to a reader as part of the Form 10-QSB document when accessed through the EDGAR system.