Form 10KSB
period 2007-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2007-09-28
CIK 1100820

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant To Section 13 Or 15 (D)
Of The Securities Exchange Act Of 1934

For the Fiscal Year Ended June 30, 2007

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

The issuer's revenue for fiscal year ended June 30, 2007 was $9,243,992.

The aggregate market value as of September 24, 2007 of the voting common equity held by non-affiliates is $3,097,305

Issuers Involved In Bankruptcy
Proceeding During THE PAST Five Years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only To Corporate Registrants

As of September 24, 2007, there were 4,997,711,570 shares of the Company’s no par value common stock issued and outstanding.

Documents Incorporated By Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III of Registrant’s Proxy Statement for Solicitation of Consent In Lieu Of 2007 Annual Meeting of Stockholders.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Advanced Communications Technologies, Inc. and Subsidiaries
Form 10-KSB

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

Part I

Item 1. Description Of Business

Advanced Communications Technologies, Inc., a Florida corporation ("we," "us," "our," “ACT,” or the "Company"), is a public holding company specializing in the technology aftermarket service and supply chain known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc., a Delaware corporation ("Encompass"), acquires and operate businesses that provide repair of consumer electronics, computers and peripheral equipment, distribute parts for those and other products and anticipates providing end-of-life cycle services for all such products.

Our strategy is to become a market leader in reverse logistics for the electronics industry by consolidating a core group of highly synergistic companies to provide original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life-cycle reverse logistic management services for technology products. We have chosen to address the overall market from both the end-user driven product support and repair industry and from the manufacturer-driven e-Waste recovery industry. While these two industries have different characteristics, they have significant back-end operational synergies. We view both markets as essential in order to present a complete outsourced solution to our customers. Thus, we are focused on becoming a full-service provider of repair, refurbishment, parts distribution and end-of-life cycle services in the computer peripheral and consumer electronics markets. To that end we intend to continue to acquire businesses that either repair and refurbish equipment or distribute parts typically used in the repair and refurbishment process, as well as those that provide e-Waste recovery services. We intend to provide single source life cycle professional management services for technology products to businesses and consumers in the North American market initially, and then on a more worldwide basis.

Encompass owns Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"), a depot repair and refurbishment company based in Florida that has heretofore been our principal operating business. Cyber-Test operates as an independent service organization. From its roots in the space industry more than 20 years ago, Cyber-Test gained the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as PDAs and digital cameras. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.

On August 17, 2007, Encompass completed the acquisition of Vance Baldwin, Inc., an OEM parts distributor that has been a leader in the industry for over fifty years. Vance Baldwin has operations in southern Florida and suburban Atlanta and distributes approximately 30,000 different parts (i.e. SKU’s) annually ranging from consumer electronics, computers, printers and office supplies. In addition, Vance Baldwin provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment. Vance is the only distributor in the U.S. that supports original replacement parts for all the major categories while selling to virtually every national “big box” retailer and rental organization.

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

According to D.F. Blumberg, a recognized industry statistician, the consumer electronics and computer / Electronic Data Processing (“EDP”) segment of reverse logistics was expected to be $4.2 billion in 2006 (an 8.8% increase over 2005) and is forecasted to increase at a 10.6% CAGR over the next four years, reaching $6.3 billion by 2010. The growth in sales of consumer electronics and computer and peripheral equipment is driving the need for reverse logistics and repair services, representing one of the largest opportunities within the industry. The Consumer Electronics Association (“CEA”) estimated that 2005 sales of consumer electronics and computers and peripheral equipment were $125.7 billion and $102.9 billion, respectively. There remains significant opportunity for above average company growth within the industry by continuing to increase capabilities across the product life cycle.

The consumer electronics (including high-tech home appliances), computer and computer peripherals segment of the reverse logistics industry can be broken down into five segments which span the industry lifecycle, including: parts suppliers; repair, refurbishment and returns management companies; remote/onsite repair management and service dispatch providers; warranty administrators; and, e-Waste recovery organizations. These constituencies provide services to OEMs, retailers and TPAs that participate at various points along the product life-cycle continuum, from the OEMs who manufacture the products and original parts to the retailers engaged in marketing and selling of the end-products to the TPAs which underwrite the extended service plans.

Parts Suppliers

Historically, parts suppliers tended to be regionally focused, lacking the ability to provide clients with a national solution and serving the network of repair centers and onsite service technicians in their surrounding areas. Today, most part suppliers are nationally based, but struggle with the only cost of supporting customers nationally due to the minimum service requirement of two day delivery and are forced to resort to expensive freight methods such as two day air. Some parts suppliers have vertically integrated repair operations, leveraging the sourcing of parts from their own inventory. Parts companies tend to specialize around certain product categories, and/or specific OEMs. Because of the lengthy authorization process initiated by the OEM, many parts companies do not cross manufacturer lines. OEMs control parts access and in some cases (like Apple and Sony for certain product lines) make it virtually impossible for independent service or parts providers to gain access to their parts. The rise of Asian parts suppliers who allow access to “proprietary” OEM parts sold in the U.S. is key to gaining market share in the parts support and repair industry. The cost of over-runs on the manufacturing of products is also a primary factor driving demand for parts distributors. To extend the life of products and to prevent inefficient post-manufacturing parts production (after a product line is closed), OEMs will apply core charges to circuit boards and other high mortality items to extend product life.

Repair, Refurbishment and Returns Management Companies

Historic repair and refurbishment activities for technology products have been organized based on the proximity of the repair center to the users. Examples include the independent service dealer handling in-warranty authorized repairs for OEMs or out-of-warranty repairs for end consumers (all walk-in driven). The industry has witnessed consolidation in service repair centers, as well as groups aligning together to create a national network for OEMs. Over the last 20 years, the growth of the service contract business has been driven by large insurance agencies, acquiring a sizeable piece of the out-of-warranty repair incoming volumes and placing them under the service plans they underwrite.

The larger scale operations have historically been run by OEMs. Integrated circuitry, power source improvements and lifestyle changes are driving products toward smaller dimensions. As a result, price pressures from imports, fickle consumer demand and manufacturer consolidation have forced OEMs to close these large scale facilities and outsource work to external service providers or cobble together a network to replicate this operation. The influx of Asian OEMs, many of which are Chinese manufacturers historically focused on private label manufacturing for major US brands (e.g., Panasonic, Sony, etc), have been aggressively selling into the U.S. with extremely cost-competitive products. However, these OEMs do not possess the requisite US-based service infrastructures and, therefore, are driving additional demand toward a group of smaller external service providers. In addition to pure service delivery, repair and refurbishment companies are broadening their offerings to include level II and III technical support, diagnosing and potentially repairing equipment directly over the phone with the end user. As equipment becomes more integrated with other systems and software, it has become necessary for the repair centers to offer this value added service.

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

Our Products and Services

Cyber-Test

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

Vance Baldwin

Parts and Sales. As one of the nation’s largest distributors of parts for consumer electronics products, computers, printers and fax machines as well as office supplies, Vance Baldwin currently stocks approximately 25,000 different parts and products. Customers can view a full listing of parts at Vance Baldwin’s website and, if any part is not in stock, it can usually be made available in one business day. Vance Baldwin’s unique parts ordering system affords the capability to search, order, and buy parts without an OEM part number, and its search feature will cross-reference to other OEMs or parts manufacturers that may fit the desired part. Parts and products sold are typically backed with a full OEM warranty.

Generally, Vance Baldwin serves customers in the Eastern half of the country. Freight costs make it prohibitively costly to supply customers on a nation-wide basis, hence, all competitors with the exception of one other, are substantially smaller and serve smaller regions.

In an effort to generate increased parts sales volume, Vance Baldwin has entered into innovative contractual agreements with several of the country’s largest providers of extended warranty plans to consumers. Such plans are purchased in approximately __% of product purchases consumers make at “big box” retailers and others for flat screen TV’s, cell phones, PDAs, printers and laptop computers. Vance Baldwin has developed a program, including developing proprietary technical information systems, whereby Vance Baldwin supplies parts to the thousands of repair businesses like Cyber-Test. The advantage to the extended warranty provider is (i) standard pricing for parts and (b) a system that offers control over the repair cycle so that the extended warranty provider has the ability to monitor the repair cycle status for hundreds of thousands of repair jobs, an ability that did not previously exist to and meaningful degree.

Call Center Technical Support. Vance Baldwin offers customers support through its Call Center. The Call Center has handled as many as 25,000 calls per month from its customers and currently averages approximately 7,500 calls per month. The principal service provided by the Call Center is assisting customers with parts searches and purchases.

Competition

Cyber-Test

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

Vance Baldwin

Vance Baldwin’s business is highly competitive within the geographic area in which it operates. Given its relative size compared to others, it competes with numerous smaller, more regionally restricted firms. In the Eastern half of the country, this has helped Vance Baldwin become (a) the predominant distributor for the largest well known Original Equipment Manufacturers such as Panasonic, Samsung, Toshiba, RCA, JVC, Sony, Phillips, and many others, and (b) the predominant supplier to the largest retailers such as Circuit City, Best Buy and Rent-a-Center.

Competition within the parts distribution segment of the reverse logistics industry is based on service, price, availability of parts (fill rate), speed and accuracy of delivery, depth of technical know-how and the ability to tailor specific solutions to customer needs. Vance Baldwin is very proficient in forging technological links with its suppliers and customers to streamline the exchange of information for ordering, shipping and paying, something which has given a clear competitive advantage over others. Freight cost is a major expense component affecting all parts distributors. With the move of its warehouse operation to a larger facility in April 2006, Vance Baldwin was able to lower freight costs with the ability to ship more customers by 2-day land and thereby reduce the use of more costly air shipping.

Competitors of Vance Baldwin include Andrews Electronics, Tritronics, Herman Electronics, Fox International, Union Electronics, Parts Now and Depot America.

Customers

Cyber-Test

Cyber-Test currently generates a significant portion of its revenues from two large customers. During the fiscal year ended June 30, 2007, Cyber-Test’s sales to two customers accounted for approximately 85% of its total sales, respectively. The loss of one or more of these customers would have a material adverse effect on our business, results of operations and financial condition. Management believes it is essential to expand Cyber-Test's customer base to minimize this dependency. Cyber-Test's ability to do so is dependent upon many variables including its ability to successfully attract and retain technicians that are capable of performing repair on all brands and models of office equipment and computer peripherals at prices which remain competitive.

Vance Baldwin

Vance Baldwin, which currently sells to approximately 7,000 active customers, many for a decade or more, derives approximately 60% of its sales volume from three large customers. The loss of one or more of these customers would have a material adverse effect on our business, results of operations and financial condition.

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

On June 3, 2004, pursuant to the terms of an asset purchase agreement dated May 27, 2004, Encompass acquired 100% of the assets and business of Cyber-Test, a Delaware corporation.

On December 30, 2004, we acquired a controlling interest in Pacific Magtron International Corp. (“PMIC”) PMIC engaged in the wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. On May 11, 2005, PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada. Due to the bankruptcy filing of PMIC and its subsidiaries on May 11, 2005, and as of that date, the Company was no longer able to exercise management control over PMIC’s business operations. Consequently, as of June 30, 2005, the Company accounted for the investment in PMIC under the cost method of accounting. PMIC and its operating subsidiaries have been liquidated under Chapter 11 of the bankruptcy code pursuant to plans confirmed by the Bankruptcy Court in August 2005 and January 2006.

On August 17, 2007 we entered into a series of transactions to effect a recapitalization which, among other transactions, included the following:

• the acquisition of Vance Baldwin for cash, a convertible note and shares of our Series D Convertible Preferred Stock;

• the offer and sale of a significant preferred stock investment of more than $6 million to ACT-DE, LLC, an affiliate of H.I.G. Capital, LLC, which, together with certain other parties, received newly designated Series C Convertible Preferred Stock, par value $.01, constituting approximately 79.5% of the ownership interest in the Company (before dilution for stock options issued to management as described herein); and

• the issuance of approximately $23.4 million in senior and subordinated notes pursuant to a Note Purchase Agreement, for which Sankaty Advisors, LLC is the collateral agent.

In connection with the above-described recapitalization, the Company offered the holders of the Company’s Series A Convertible Preferred Stock, par value $.01 per share, Series A-1 Convertible Preferred Stock, par value $.01 per share, and Series B Convertible Preferred Stock, par value $.01 per share, the right to exchange such stock for the newly designated Series A-2 Preferred (the “Exchange”). In the Exchange, the existing preferred stockholders provided a full release of any claims against the Company, but were not required to provide any other consideration other than the surrender of their outstanding shares of preferred stock. In connection with the recapitalization, the Company also paid off outstanding debts to certain creditors with an aggregate payment of approximately $3,600,000 in cash. One creditor received a convertible promissory note in addition to a cash payment. Certain of these creditors then purchased shares of the Series A-2 Preferred from one of the stockholders receiving such stock pursuant to the exchange.

Employees

As of June 30, 2007, the Company had 110 full-time employees.

Item 2. Description Of Property

The Company’s principal executive office is located at 420 Lexington Avenue, Suite 2739, New York, New York 10170. The Company, through a license agreement effective August 15, 2007 with Danson Partners, LLC, a party related to our chief executive officer, effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,000 square feet of office space through May 31, 2010, and licenses for its use all the furniture, fixtures, filing cabinets, computers, servers, office equipment, etc. that it needs to conduct its business.

Cyber-Test leases a 29,000 square foot office/warehouse facility under a one-year triple net lease that commenced on January 1, 2007 and ends on July 31, 2008, and carries a one-year option. The monthly lease obligations are $14,690 for the period January 1, 2007 to July 31, 2007, $15,150 for the period August 1, 2007 to July 31, 2008 and $15,700 for the option period August 1, 2008 to July 31, 2009.

Cyber-Test also leases an adjacent 10,800 square foot warehouse facility under a one-year triple net lease that commenced on January 1, 2007 and ends on July 31, 2008, and carries a one-year option. The monthly lease obligations are $5,600 for the period January 1, 2007 to July 31, 2008, and $5,800 for the option period August 1, 2008 to July 31, 2009.

Vance Baldwin leases 55,985 square foot office/warehouse facility under a lease that commenced February 15, 2006 and ends on June 30, 2011, and carries a one-year option. The monthly base lease obligations are $8,631 for months 1-8, $17,262 months 9-16, $17,589 for months 17-28, $17,962 for months 29-40, $18,335 for months 41-52 and $18,662 for months 53-64.

Vance Baldwin also leases 10,010 square foot office facility under a lease that commenced August 10, 2000, as amended by First Amendment to Lease, dated May 1, 2006, and ends on April 30, 2008. The monthly lease obligations are $7,508 for the period May 1, 2006 to April 30, 2007, and $7,532 for the period May 1, 2007 to April 30, 2008.

The Company’s principal operating unit, Encompass was located at 1600 California Circle, Milpitas, California 95035 until September 14, 2006, at which time it was relocated to our principal executive office at 420 Lexington Avenue, Suite 2739, New York, New York 10170.

Item 3. Legal Proceedings

The Company has been, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2007, there were no threatened or pending legal matters that would have a material impact on the Company’s consolidated results of operations, financial position or cash flows other than the proceedings described below.

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

In July, 2006, we, PMIC, Mr. Li, Ms. Lee and others entered into a Mutual Settlement Agreement and Release (the “Settlement Agreement”) with respect to the settlement of the above litigation and other potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, and Wayne Danson, our Chief Executive Officer. PMIC’s entry into the Settlement Agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of PMIC’s Plan of Reorganization. Under PMIC’s Plan of Reorganization, the Company contributed $50,000 on behalf of PMIC’s stockholders to effectuate the plan of reorganization and a subsidiary of PMIC merged with an unrelated entity, Herborium, Inc. In connection with the merger, PMIC changed its name to Herborium Group, Inc. Upon closing of the merger, the Company paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. In addition, Li and Lee received 4,585,554 shares, in the aggregate, of common stock of Herborium Group valued at $175,000. A special stock distribution of shares of Herborium Group was made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock.

A more detailed description of the terms of the Settlement Agreement is contained in our Current Report on Form 8-K filed with the SEC on August 16, 2006.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Part II

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Price Range Of Common Stock

Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ADVC." As of September 17, 2007, there were 4,997,711,570 common shares issued and outstanding and approximately 510 holders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

	High Bid	Low Bid
Fiscal Year 2007
Quarter Ended September 30, 2006	$.0010	$.0008
Quarter Ended December 31, 2006	.0008	.0003
Quarter Ended March 31, 2007	.0006	.0004
Quarter Ended June 30, 2007	.0008	.0005

Fiscal Year 2006
Quarter Ended September 30, 2005	$.0012	$.0006
Quarter Ended December 31, 2005	.0011	.0003
Quarter Ended March 31, 2006	.0090	.0004
Quarter Ended June 30, 2006	.0022	.0010

Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

We did not pay any dividends during fiscal 2007 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as our Board of Directors deems relevant. Our agreements with the holders of our Senior and Subordinated Notes restrict the payment of dividends. In addition, the provisions of our Series C Convertible Preferred Stock prohibit the payment of dividends on common stock, or other capital stock ranking junior to the Series C Preferred Stock, without the consent of a the holders of a majority of the Series C Preferred Stock.

Recent Sales Of Unregistered Securities

On September 25, 2006, under employment agreements entered into with two executives, an aggregate of 100,000,000 restricted shares of the Company’s common stock were awarded at the closing price per share at the date of grant. The shares were valued at $.0009 per share or $90,000 in the aggregate of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.

On September 13, 2006, the Company sold a total of 340 shares of its Series A-1 Preferred Stock at $1,000 per share to executive officers, one employee and one outside investor.

In addition, subsequent to the end of the fiscal year, we engaged in the recapitalization described above under Item 1, Description of Business - Company History, and issued certain shares of our Series C, Series D and Series A-2 Preferred Stock, as well as certain notes. Reference is made to our Current Report on Form 8-K filed August 21, 2007, for a description of these transactions.

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

Issuer Purchases of Equity Securities

We did not make any purchases of equity securities during the fiscal year ended June 30, 2007.

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

GENERAL

We are a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Through our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), our strategy is to acquire and operates businesses that provide computer and electronics repair and refurbishment services and end-of-life cycle services, as well as parts distribution, for such products as laptop computers, monitors, multi-function units and high-end consumer electronics such as PDAs and digital cameras, as well as office equipment such as fax machines, printers, copiers and scanners. Encompass owns Cyber-Test, Inc. ("Cyber-Test"), an electronic equipment repair company based in Florida and our principal operating business. The Company operated in one business segment, the repair and refurbishment component of the reverse logistics industry, for the fiscal years ended June 30, 2007 and 2006.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2007 TO THE FISCAL YEAR ENDED JUNE 30, 2006

FINANCIAL CONDITION

We incurred a net loss of $1,250,000 and $574,000 for the years ended June 30, 2007 and 2006, respectively, and we had a working capital deficiency of $2,477,000 and $1,296,000 as of June 30, 2007 and 2006, respectively. Our consolidated current liabilities increased from $2,959,000 as of June 30, 2006 to $4,205,000 as of June 30, 2007. For the year ended June 30, 2007, we funded our ongoing operations from working capital generated by Cyber-Test and the issuance of Series A-1 Convertible Preferred Stock. However, this amount was not sufficient to fund all of our corporate overhead; accordingly, we experienced a substantial increase in accounts payable and accrued expenses.

As of June 30, 2007, our ability to continue as a going concern was dependent upon achieving profitability and generating sufficient cash flows to meet our obligations as they come due, or obtaining financing to meet working capital needs or to fund the acquisition of profitable businesses. Our independent auditor added an explanatory paragraph to its audit opinion issued in connection with the fiscal year 2006 financial statements, which stated that our losses and working capital deficiency raised substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In April 2006, we engaged Janney Montgomery Scott, LLC, a Philadelphia-based investment banking firm to assist us in securing equity and debt financing for the purpose of providing us with funding for several contemplated acquisitions, retirement of certain debt and preferred stock, and adequate funding for increased working capital needs and additional acquisitions.

On August 17, 2007, the Company entered into a series of transactions to effect a recapitalization in connection with the acquisition of a new operating subsidiary which included the completion of a preferred stock investment of $6,300,000, the issuance of $23.4 million in senior and subordinated notes, the liquidation of substantially all of the Company’s current liabilities, including notes payable, by cash payment or conversion into Series A-2 Convertible Preferred Stock, and the conversion of substantially all of the Company’s convertible preferred stock, by cash payment or conversion into Series A-2 Convertible Preferred Stock, which will automatically convert into common stock upon stockholder approval to increase the number of authorized shares of common stock. Also on August 17, 2007, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., a privately-held Florida subchapter S corporation doing business as Vance Baldwin Electronics and engaged in distribution and shipping of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”). Revenue and net income for Vance Baldwin for the year ended December 31, 2006 amounted to $48,970,000 and $4,551,000, respectively.

Summary of Results Of Operations

The following table sets forth certain selected financial data as a percentage of sales for the years ended June 30, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	66.3	64.9
Gross profit	33.7	35.1
Operating expenses	45.7	42.9
	(12.0)	(7.8)
Other income (expenses)	(1.5)	1.6
Net loss	(13.5)%	(6.2)%

Net Sales

Net sales for the fiscal year ended June 30, 2007 amounted to $9,244,000 as compared to net sales of $9,183,000 for the fiscal year ended June 30, 2006, an increase of $61,000, or 0.7%. The minor increase in net sales in fiscal 2007 compared to fiscal 2006 was due to an increase of $149,000, or 1.6%, in Cyber-Test’s sales offset by a decrease of $88,000 in sales by Encompass as final PMIC inventory clearing sales were completed in the earlier period. During fiscal 2007, Cyber-Test continued to experience the shift in sales mix from its more traditional core work such as fax machines, printers and multifunction machines repair work to an increased volume of PDA, Blackberry and laptop repair work that began in fiscal 2006.

Cost of sales

Our cost of sales totaled $6,133,000 for the fiscal year ended June 30, 2007 as compared to $5,959,000 for the fiscal year ended June 30, 2006 an increase of $174,000, or 2.9%. Cost of sales for Cyber-Test increased by 3% as a result of the aforementioned 1.7% increase in gross sales and a decrease in gross margin for the current fiscal year compared to fiscal 2006. Gross margin for Cyber-Test was 33.7% for the year ended June 30, 2007, compared to gross margin of 34.6% in 2006, with the decrease attributable to lower margin laptop repair work representing a greater percentage of volume. In addition to the effect of Cyber-Test’s decrease in gross margin on total Company gross margin, which decreased from 35.1% for fiscal 2006 to 33.7% for fiscal 2007, the aforementioned decrease in sales by Encompass, with no associated cost since the inventory had been previously written off, had an unfavorable impact.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2007 and 2006 were $4,218,000 and $3,935,000, respectively, representing a $283,000, or 7.2%, increase from the fiscal year ended June 30, 2006. The increase was primarily attributable to an increase in selling, general and administrative expenses of $395,000 and a charge for an impairment of an intangible asset of $400,000, partially offset by a decrease of $488,000 in professional and consulting expenses as compared to the fiscal year ended June 30, 2006.

Professional and consulting fees decreased from $862,000 for the fiscal year ended June 30, 2006 to $373,000, or 56.7%, for the fiscal year ended June 30, 2007, primarily due to the decrease in legal fees associated with the PMIC bankruptcy and litigation that was settled in the first quarter of fiscal 2007.

Other selling, general and administrative expenses increased from $2,975,000 for the year ended June 30, 2006 to $3,370,000, or 13.3%, for the year ended June 30, 2007. The net increase was primarily due to an increase in corporate compensation expense of $445,000 due to the addition of two executives in anticipation of the recently completed recapitalization and acquisition of Vance Baldwin and due to recording a one-time credit to income in fiscal 2006 to reverse deferred compensation amortization charges for a terminated executive.

Other Income and Expenses

Our other income (expense) amounted to $142,000 of expense for the fiscal year ended June 30, 2007 compared to $137,000 of income for the prior year. We settled litigation with two former PMIC’s executives for a $325,000 cash payment in exchange for the cancellation of notes totaling $500,000, plus accrued interest, payable to the former PMIC’s executives. We recorded a gain of $220,000 for this settlement in the year ended June 30, 2006. Net interest expense increased by $60,000 to $143,000 for the fiscal year ended June 30, 2007 from $83,000 for the fiscal year ended June 30, 2006. This increase was due to recording interest expense in the amount of $85,000 for the beneficial conversion feature attributable to the conversion discount of the Series A-1 Convertible Preferred Stock issued in fiscal 2007, partially offset by a reduction in the average amount of interest-bearing debt outstanding during fiscal 2007 compared to fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $1,250,000 and $574,000 for the years ended June 30, 2007 and 2006, respectively. The Company had a working capital deficiency of $2,477,000 and $1,296,000 as of June 30, 2007 and 2006, respectively. Our consolidated current liabilities increased from $2,959,000 as of June 30, 2006 to $4,205,000 as of June 30, 2007. For the year ended June 30, 2007, we funded our ongoing operations from working capital generated by Cyber-Test and the issuance of Series A-1 Convertible Preferred Stock. However, this amount was not sufficient to fund all of our corporate overhead; accordingly, we experienced a substantial increase in accounts payable and accrued expenses.

On September 13, 2006, we sold 340 shares of our Series A-1 Preferred Stock for proceeds of $340,000. A portion of these proceeds was used to pay the $325,000 to former PMIC executives.

As of June 30, 2007, our ability to continue as a going concern was dependent upon achieving profitability and generating sufficient cash flows to meet our obligations as they come due, or obtaining financing to meet working capital needs or to fund the acquisition of profitable businesses. Our independent auditor added an explanatory paragraph to its audit opinion issued in connection with the fiscal year 2006 financial statements, which stated that our losses and working capital deficiency raised substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In April 2006, we engaged Janney Montgomery Scott, LLC, a Philadelphia-based investment banking firm to assist us in securing equity and debt financing for the purpose of providing us with funding for several contemplated acquisitions, retirement of certain debt and preferred stock, and adequate funding for increased working capital needs and additional acquisitions.

On August 17, 2007, the Company entered into a series of transactions to effect a recapitalization in connection with the acquisition of a new operating subsidiary which included the completion of a preferred stock investment of $6.3 million, the issuance of $23.4 million in senior and subordinated notes, the liquidation of substantially all of the Company’s current liabilities, including notes payable, by cash payment or conversion into Series A-2 Convertible Preferred Stock, and the conversion of substantially all of the Company’s convertible preferred stock, by cash payment or conversion into Series A-2 Convertible Preferred Stock, which will automatically convert into common stock upon stockholder approval to increase the number of authorized shares of common stock. Also on August 17, 2007, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., a privately-held Florida subchapter S corporation doing business as Vance Baldwin Electronics and engaged in distribution and shipping of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”). Net sales and net income for Vance Baldwin for the year ended December 31, 2006 amounted to $48,970,000 and $4,551,000, respectively.

In connection with the recapitalization and acquisition of Vance Baldwin, we issued $12,690,355 in aggregate principal amount of Senior Notes for an aggregate purchase price of $12,500,000 and $10,714,286 in aggregate principal amount of Subordinated Notes for an aggregate purchase price of $10,500,000.

The Senior Notes bear interest at LIBOR plus 3.75%, per annum payable quarterly, in arrears, and have a five-year term through August 17, 2012 (the “Maturity Date”). They are repayable in consecutive quarterly installments in an amount equal to 1%, or approximately $127,000, through August 17, 2012. At the Maturity Date the remaining principal amount and any unpaid and accrued interest on the Senior Notes shall be due. We are required to prepay the Senior Notes from any new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to stipulated exceptions. We may redeem the Senior Notes at any time, subject to a redemption premium, as defined. The Senior Notes are secured by a first priority security interest in substantially all of our assets and are guaranteed by our direct or indirect wholly-owned subsidiaries.

The Subordinated Notes bear interest, payable quarterly, in arrears, at 13% per annum, plus an increment of up to 4% based on the debt to equity leverage ratio. The Subordinated Notes have a six-year term through August 17, 2013. We may redeem the Subordinated Notes only following repayment of the Senior Notes in full, subject to a redemption premium. The Subordinated Notes are secured by a second priority security interest in substantially all of our assets and are guaranteed by our direct or indirect wholly-owned subsidiaries.

We may issue up to an additional $2,500,000 in Senior Notes and/or Subordinated Notes if it meets a certain financial covenant. Such notes will be Senior Notes, Subordinated Notes, or a combination depending upon our performance measured against the financial covenant.

We anticipate that the revenues from operations and ability to issue additional Senior or Subordianted notes will be sufficient to fund our operations and corporate overhead for the next 12 months.

We have total contractual obligations of $632,000 as of June 30, 2007. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations
	Total	1 Year or Less	More Than 1 Year

Notes payable	$617,000	$617,000	$—
Capitalized lease obligations	15,000	15,000	—

Total Contractual Obligations	$632,000	$632,000	$—

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $342,000 for the fiscal year ended June 30, 2007 compared to $325,000 for the year ended June 30, 2006. Cash provided by operating activities in the year ended June 30, 2007 was principally due to an increase in accounts payable and accrued expenses of $984,000 and non-cash charges of $601,000 for depreciation, amortization, stock issued for services, beneficial conversion feature and an asset impairment charge, which was partially offset by a loss from operations of $1,250,000 and an increase in accounts receivable of $59,000.

Net cash provided by operating activities was $325,000 for the fiscal year ended June 30, 2006 was principally due to an increase in accounts payable and accrued expenses of $1,170,000, offset by a loss from operations of $574,000, a non-cash gain of $220,000 attributable from a litigation settlement and an increase in replacement parts and equipment.

Net Cash Used In Investing Activities

Net cash used in investing activities was $245,000 for the fiscal year ended June 30, 2007 compared to $336,000 for the year ended June 30, 2006. Net cash used in investing activities of $245,000 for the fiscal year ended June 30, 2007 was attributable to deferred legal, accounting and consulting costs of $175,000 relating to several contemplated acquisitions of targeted businesses and purchases of fixed assets of $109,000.

Net cash used in investing activities of $336,000 for the fiscal year ended June 30, 2006 was attributable to deferred legal, accounting and consulting costs of $302,000 relating to several contemplated acquisitions of targeted businesses and purchases of fixed assets of $42,000.

Net Cash Used In Financing Activities

Net cash used in financing activities was $9,000 for the fiscal year ended June 30, 2007 compared to $69,000 for the year ended June 30, 2006. Net cash used in financing activities of $9,000 for the fiscal year ended June 30, 2007 was attributable to principal payments of $349,000 on notes payable and capital leases, offset by proceeds of $340,000 from the issuance of Series A-1 Convertible Preferred Stock.

Net cash used in financing activities of $69,000 for the fiscal year ended June 30, 2006 was attributable to principal payments of $104,000 on notes payable and capital leases, offset by proceeds of $35,000 from a note issued to our executive officer.

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

The following discussion outlines certain factors that we think could cause our actual outcomes and results to differ materially from our forward-looking statements as well as impact our future overall performance. These factors are in addition to those set forth elsewhere in this Annual Report on Form 10-KSB. These factors, as well as forward-looking statements providing our current expectations or forecasts of future events, should be specifically considered in light of the material recapitalization and acquisition effective August 17, 2007 described elsewhere in this Annual Report on Form 10-KSB

We Have A History Of Losses, And May Incur Additional Losses

For the fiscal year ended 2007 and 2006, we incurred an overall net loss of $1,250,000 and $574,000, respectively. Although we cannot be sure that we will be profitable in future years given our history of losses and an increase in debt service resulting from the recapitalization and acquisition transaction, revenue and net income for the year ended December 31, 2006 for the business acquired amounted to $48,970,000 and $4,551,000, respectively.

We Will Need Additional Capital to Achieve Our Business Plans

We will need capital to fund transactions with potential acquisition candidates. Delay in obtaining this funding for further acquisitions will delay or inhibit our progress in achieving our goals. We will likely require additional investment funds:

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

To Service Our Indebtedness, We Will Require A Significant Amount Of Cash; Our Ability To Generate Cash Depends On Many Factors Beyond Our Control

Our ability to make payments on the indebtedness we incurred to fund our recent and future acquisitions will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our projected level of operations after the acquisitions, we believe our cash flow from operations will be adequate to meet our debt service requirements. We cannot provide any assurances, however, that we will have sufficient cash flow to fund our debt service and other liquidity needs. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot make any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot make any assurances that any such actions, if necessary, could be effected on commercially reasonable terms, or at all.

New Equity Financing Could Dilute Current Stockholders

If we raise additional funds through equity financing to meet the needs discussed above, it will have a further dilutive effect on existing holders of our shares by reducing their percentage ownership. The shares may be sold at a time when the market price is low because we need the funds. This will dilute existing holders more than if our stock price was higher. In addition, equity financings often involve shares sold at a discount to the current market price.

The Loss Of Any One Of our Key Customers Could Have A Material Adverse Effect On Our Business

Cyber-Test and Vance Baldwin rely heavily on the business of a limited number of key customers. While some of these key customers are contractually committed, these contracts are terminable within 60 to 90 days. If any one (or all) of these key customers terminates its relationship with Cyber-Test or Vance Baldwin, it could have a material adverse effect on our business.

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

Vance Baldwin’s business is highly competitive within the geographic area in which it operates. Given it relative size compared to others, it competes with numerous smaller, more regionally restricted firms. In the Eastern half of the country, this has helped Vance Baldwin become (a) the predominant distributor for the largest well known Original Equipment Manufacturers such as Panasonic, Samsung, Toshiba, RCA, JVC, Sony, Phillips, and many others, and (b) the predominant supplier to the largest retailers such as Circuit City, Best Buy and Rent-a-Center.

Competition within the parts distribution segment of the reverse logistics industry is based on service, price, availability of parts (fill rate), speed and accuracy of delivery, depth of technical know-how and the ability to tailor specific solutions to customer needs. Vance Baldwin is very proficient in forging technological links with its suppliers and customers to streamline the exchange of information for ordering, shipping and paying, something which has given a clear competitive advantage over others. Freight cost is a major expense component affecting all parts distributors. With the move of its warehouse operation to a larger facility in April 2006, Vance Baldwin was able to lower freight costs with the ability to ship more customers by 2-day land and thereby reduce the use more costly air shipping.

Competitors for Vance Baldwin include Andrews Electronics, Tritronics, Herman Electronics, Fox International, Union Electronics, Marcone, Parts Now, Depot America and CP&S.

Our Business Could Suffer If There Is A Prolonged Economic Downturn

We have derived a substantial amount of our revenue from the repair and resale by Cyber-Test of office equipment and computer peripheral products and from the resale by Vance Baldwin of parts for consumer electronics, printers, appliances, and computers. Revenue from the repair and resale of equipment and distribution of parts does not generally fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our businesses.

Fluctuations In The Price Or Availability Of Office Equipment Parts And Computer Peripheral Products Could Materially Adversely Affect Us

The price of office equipment parts and computer peripheral products that Cyber-Test purchases and the parts for consumer electronics, printers, appliances, and computers that Vance Baldwin purchases may fluctuate significantly in the future. Changes in the supply of or demand for such parts and products could affect delivery times and prices. We cannot provide any assurances that Cyber-Test and Vance Baldwin will continue to have access to such parts and products in the necessary amounts or at reasonable prices or that any increases in the cost of such parts and products will not have a material adverse effect on our business.

We Could Be Materially Affected By Turnover Among Our Service Qualified Technical and Other Personnel

Cyber-Test and Vance Baldwin depend on their ability to identify, hire, train, and retain qualified technical and other personnel as well as a management team to oversee the services that each provide. A loss of a significant number of these experienced personnel would likely result in reduced revenues for Cyber-Test and Vance Baldwin and could materially affect our business. Their ability to attract and retain qualified personnel depends on numerous factors, including factors that they cannot control, such as conditions in the local employment markets in which it operates. We cannot provide any assurances that Cyber-Test and Vance Baldwin will be able to hire or retain a sufficient number of qualified personnel to achieve its financial objectives.

We Could Fail To Attract Or Retain Key Personnel

Our success largely depends on the efforts and abilities of key corporate executives as well as key executives at Cyber-Test and Vance Baldwin. The loss of the services of these key executives could materially adversely affect our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues.

We Could Fail To Successfully Integrate Vance Baldwin’s Business With The Company’s Existing Business

There can be no assurance that the Company will be able to successfully integrate Vance Baldwin’s business with the Company’s existing business. The Company could have difficulty retaining and assimilating new personnel, retaining vendors of the acquired business, and assimilating the services of the acquired business into the Company’s overall operations. These difficulties could disrupt the Company’s business, distract its management and employees, increase expenses and adversely affect the Company’s business, results of operations and financial condition.

RISKS RELATED TO OUR STOCK

The Future Conversion Of Our Outstanding Series A-2, Series C and Series D Convertible Preferred Stock Will Cause Dilution To Our Existing Stockholders, Which Means That Our Per Share Income And Stock Price Could Decline

The issuance of shares upon any future conversion of our outstanding Convertible Preferred Stock will have a dilutive impact on our stockholders. Subject to adjustment, if all of the preferred stock were converted on the date of this Report, we would need to issue approximately 102,800,000,000 shares of common stock As a result, our net loss per share could decrease in future periods or net income per share could decrease and the market price of our common stock could decline.

We Have Not Authorized A Sufficient Number Of Shares Of Our Common Stock To Cover The Future Conversion Of Our Outstanding Series A-2, Series C and And Series D Convertible Preferred Stock.

Our Articles of Incorporation require that we reserve and keep available out of our authorized common stock the full number of shares of our common stock issuable upon conversion of each of our Series A and B Convertible Preferred Stock. Depending upon certain factors affecting the conversions rates, the conversion of all our Series A-2, Series C and D Preferred will require us to issue an aggregate of between approximately 64,100,000,000 and 116,900,000,000 shares of our common stock to the holders of such preferred stock. If all of the preferred stock were converted on the date of this filing, we would need to issue approximately 102,800,000,000 shares of common stock. In addition, conversion of the promissory note issued to one of our creditors (discussed above) as well as the conversion of a second convertible promissory note issued to the sole shareholder of Vance Baldwin, Inc. in connection with our purchase of that company will require us to issue an aggregate of 2,010,243,333 shares. In order to comply with our obligations under the Articles of Incorporation, our stockholders will need to authorize additional shares of common stock. The Board of Directors anticipates taking action to obtain the stockholderss consent to increase the number of authorized shares of common stock as soon as practical. If such shares are not authorized, the investors holding shares of our Convertible Preferred Stock could declare a default under the terms of their respective agreements with us.

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

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     On May 3, 2007, the Company received notice that Berenson LLP (“Berenson”), the Company’s independent registered public accountants, had combined with J.H. Cohn LLP, with J.H. Cohn LLP as the surviving entity (“J.H. Cohn”). On May 11, 2007, the Audit Committee of the Company’s Board of Directors approved the engagement of J.H. Cohn as Berenson’s successor to continue as the Company’s independent registered public accountants for the fiscal year ending June 30, 2007.

      The report of Berenson on the financial statements of the Company as of and for the fiscal year ended June 30, 2006 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Berenson’s report on the Company’s financial statements for fiscal year ended June 30, 2006 did contain an explanatory paragraph regarding their substantial doubt as to the Company’s ability to continue as a going concern, and the lack of any adjustments to the financial statements that might result from that circumstance.

      During the Company’s fiscal year ended June 30, 2006 and subsequent interim periods preceding the engagement of J.H. Cohn, there were no disagreements between the Company and Berenson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Berenson, would have caused Berenson to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements. During the Company’s past fiscal year and the interim period through the engagement of J.H. Cohn, Berenson did not advise the Company of any of the matters specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

On January 9, 2006, the Company terminated Weinberg & Co., P.A. ("Weinberg") as its auditor. The Company engaged Berenson to serve as the independent public accountants on January 11, 2006. During the Company’s fiscal years ended June 30, 2004 and June 30, 2005, and the interim period through January 11, 2006, the Company had no consultations with Berenson concerning: (a) the application of accounting principles to a specific transaction or the type of opinion that might be rendered on the Company’s financial statements as to which the Company received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-B.

During the Company’s fiscal years ended June 30, 2006 and 2005 and subsequent interim period preceding the engagement of J.H. Cohn, the Company had no consultations with J.H. Cohn regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements as to which the Company received oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-B.

During our fiscal years ended June 30, 2004 and June 30, 2005, and the interim period through January 9, 2006, we had no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreement in connection with its report. During our past two fiscal years and the interim period through January 9, 2006, Weinberg did not advise us of any of the matters specified in Item 304(a)(1)(iv)(B) of Regulation S-B.
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

(A) Evaluation Of Disclosure Controls And Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in §240.13a-15(e) or 240.15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the June 30, 2007 fiscal year, our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports that are filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(B) Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Refer to the information under the captions Action No. 4 Election of Directors and Corporate Governance in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders, all of which information is incorporated herein by reference.

Item 10. Executive Compensation

Refer to the information under the caption Executive and Director Compensation in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders, all of which information is incorporated herein by reference.

Item 11. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Refer to the information under the caption Security Ownership Of Certain Beneficial Owners And Management in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders, all of which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Refer to the information under the caption Transactions with Related Persons in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders, all of which information is incorporated herein by reference.

Item 13. Exhibits

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement, dated as of December 10, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004

2.3	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

3(i)	Restated Articles of Incorporation of Advanced Communications Technologies, Inc.	Filed herewith

3(ii)	Amended Bylaws of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.1	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Theodore S. Li.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

4.2	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

4.3	Secured Convertible Debenture	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.4	Securities Purchase Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers.	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.5	Investor Registration Rights Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Investors.	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.6	Escrow Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc., Buyers, and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.7	Irrevocable Transfer Agent Instructions, dated November 2002	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.8	Security Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on 10-KSB filed with the SEC on December 6, 2002

4.9
6% Senior Unsecured Promissory Note, in the original principal amount of $547,000 issued on June 3, 2004 by Cyber-Test, Inc., a Delaware corporation, in favor of Cyber-Test, Inc., a Florida corporation.
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

4.10	Escrow Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

4.11	Amendment No. 1 to 6% Unsecured Promissory Note dated August 10, 2004.	Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.12	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.13	Escrow Agreement dated May 28, 2004 by and among Advanced Communications Technologies, Inc., Buyers and Butler Gonzalez, LLP, Escrow Agent.	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.14	Investment Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report Form 10-KSB filed with the SEC on November 3, 2004

4.15	Registration Rights Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.16	Investment Agreement dated September 8, 2006 by and between Advanced Communications Technologies, Inc. and the Series A-1 Preferred Stockholders	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2006

4.17	Form of Convertible Promissory Note issued in connection with Exhibit 2.3	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.18
Note Purchase Agreement, dated as of August 17, 2007, by and among Encompass Group Affiliates, Inc. as Issuer, and Advanced Communications Technologies, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.19	Form of Senior Note issued in connection with Exhibit 4.18	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.20	Form of Subordinated Note issued in connection with Exhibit 4.18	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.21
First Lien Pledge and Security Agreement, dated as of August 17, 2007, between Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc., SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test, Inc., Vance Baldwin, Inc. and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.22
Second Lien Pledge and Security Agreement , dated August 17, 2007, between Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc., SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test, Inc., Vance Baldwin, Inc. and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.1	Custodial and Stock Pledge Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee, and Quarles & Brady Streich Lang LLP.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

10.2	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Theodore S. Li.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

10.3	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Hui Cynthia Lee	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

10.4	Indemnity Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

10.5*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Non-Employee Director.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2005

10.6*	Form of Lock-Up Agreement for Executive Officer/Director of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2005

10.7*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Executive Officer/Employee.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006

10.8*	Services Agreement entered into on June 7, 2005 by and among Advanced Communications Technologies, Inc., Wayne I. Danson and Danson Partners, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005

10.9	Equity Line of Credit Agreement dated July 2003, by and between Cornell Capital Partners, LP and Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Form SB-2 Registration Statement filed with the SEC on July 16, 2003

10.10	Registration Rights Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.14 to the Company’s Form SB-2 Registration Statement filed with the SEC on July 16, 2003

10.11	Placement Agent Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.15 to the Company’s Form SB-2 Registration Statement filed with the SEC on July 16, 2003

10.12	Escrow Agreement dated July 2003, by and among Advanced Communications Technologies, Inc., Cornell Capital Partners, LP, Butler Gonzalez LLP and First Union National Bank.	Incorporated by reference to Exhibit 10.16 to the Company’s Form SB-2 Registration Statement filed with the SEC on July 16, 2003

10.13*	Consulting Agreement dated July 1, 2002 between Advanced Communications Technologies, Inc. and Randall H. Prouty.	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB/A filed on February 7, 2003

10.14	NonCompetition Agreement, dated June 3, 2004, by and among Cyber-Test, Inc., a Delaware corporation, Cyber-Test, Inc., a Florida corporation, and the shareholders of Cyber-Test.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

10.15	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Lisa Welton.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

10.16	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Thomas Sutlive.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

10.17	Agreement, dated May 27, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

10.18	Customer Lists License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

10.19	Websites License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

10.20	NonCompetition and Nondisclosure Agreement by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

10.21*	Employment Agreement dated June 24, 2004 by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

10.22*	January 1, 2005 Amendment to Employment Agreement by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.22 to the Company’s Form Annual Report on 10-KSB filed with the SEC on October 3, 2005

10.23*	Employment Agreement dated September 21, 2006 between Advanced Communications Technologies, Inc. and John E. Donahue	Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2006

10.24*	Employment Agreement dated September 8, 2006 between Advanced Communications Technologies, Inc. and Steven J. Miller	Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2006

10.25
Mutual Settlement Agreement and Release effective August 11, 2006 among Pacific Magtron International, Corp., Livewarehouse, Inc., the liquidating estates of Pacific Magtron, Inc. and Pacific Magtron (GA), Inc. by and through their estate representative, Encompass Group Affiliates , Inc., Advanced Communications Technologies, Inc., Wayne Danson, Martin Nielson, Theodore S. Li and Hui Cynthia Lee
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2006

10.26
Stockholders Agreement by and among Advanced Communications Technologies, Inc., the holders of the Series C Convertible Preferred Stock and the holders of the Series D Convertible Preferred Stock, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.27	Purchase Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the other Buyers identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.28
Registration Rights Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.29	Stockholders Agreement by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.30	Exchange Agreement entered into by and among Advanced Communications Technologies and the parties listed on the signature pages thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.31*	2007 Amended and Restated Stock Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.32*	Form of Option Agreement for Executive Officers under the 2007 Amended and Restated Stock Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.33	Management Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Filed herewith

10.34	Investment Advisory Services Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Filed herewith

10.35	Letter Agreement between Advanced Communications Technologies, Inc. and YA Global Investments, L.P. dated as of August 17, 2007	Filed herewith

10.36*	Letter Agreement among Wayne I. Danson, Danson Partners LLC and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Filed herewith

10.37*	Employment Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.38*	Employment Agreement between John Donahue and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.39*	Employment Agreement between Steven Miller and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.40*	Stock Option Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.41*	Stock Option Agreement between John Donahue and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.42*	Stock Option Agreement between Steven Miller and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.43	Side Letter between H.I.G. Capital L.L.C. and Sankaty Advisors, LLC, dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

14	Code of Business Conduct and Ethics for Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

16	Letter of Concurrence from Berenson LLP Regarding Change in Certifying Accountant	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2007

21	Subsidiaries of Advanced Communications Technologies, Inc.	Filed herewith

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.

Item 14. Principal Accountant Fees and Services

Audit Fees

Our independent auditors, J.H Cohn, will bill us $70,000 for the audit of the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2007 and the review of the Company’s Forms 10-KSB for the fiscal year ended June 30, 2007.

Our predecessor independent auditors, Berenson, has billed us (a) $60,000 for the audit of the Company’s annual consolidated financial statements for the fiscal years ended June 30, 2006 and the review of the Company’s Forms 10-KSB for the fiscal year ended June 30, 2006 and (b) a total of $42,000 for the reviews of our consolidated financial statements included in the Company’s Forms 10-QSB for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007.

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

Audit-Related Fees

For the fiscal year ended June 30, 2007, the aggregate fees billed for professional services rendered by our predecessor independent auditors, Berenson, was $2,160 related to correspondence with the Securities and Exchange Commission for audit related matters and $10,000 for services rendered in connection with a restatement of certain annual and quarterly financial statements.

The aggregate fees billed for professional services rendered by our prior independent auditors, Weinberg & Company, P.A., was $1,500 related to the filing of our Form 8-K and $12,785 in connection with due diligence services for PMIC and Cyber-Test, Inc. for the fiscal years ended June 30, 2007 and 2005, respectively.

Tax Fees

No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice and tax planning services.

All Other Fees

Other than the services described above, the aggregate fees billed for services rendered by Berenson was $122,000 for the fiscal year ended June 30, 2007. These fees were related to the audits and due diligence services for acquiring certain business targets.

Policy For Pre-Approval Of Audit And Non-Audit Services

All engagements of our independent auditor to perform any audit services and non-audit services were approved by the Audit Committee in accordance with its normal functions. During the fiscal years ended June 30, 2007 and 2006, no audit services or non-audit services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The Board of Directors and the Audit Committee are in the process of creating a policy to pre-approve all audit services and all non-audit services that our independent auditor will perform for us under applicable federal securities regulations. As permitted by the applicable regulations, we anticipate that the Audit Committee’s policy will utilize a combination of specific pre-approval on a case-by-case basis of individual engagements of our independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that will be reviewed annually by the Audit Committee.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Communications Technologies, Inc.

By:	/s/ Wayne I. Danson
Name:	Wayne I. Danson
Title:	President and Chief Executive Officer
Date:	September 28, 2007

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne I. Danson
Wayne I. Danson	President and Chief Executive Officer (Principal Executive Officer) and Director	September 28, 2007

/s/ John E. Donahue
John E. Donahue	Vice President and Chief Financial Officer (Principal Accounting Officer)	September 28, 2007

/s/ John Black
John Black	Director	September 28, 2007

/s/ J.G. (Pete) Ball
J.G. (Pete) Ball	Director	September 28, 2007

/s/ Thomas R. Ketteler
Thomas R. Ketteler	Director	September 28, 2007

/s/ Wilbank J. Roche
Wilbank J. Roche	Director	September 28, 2007

/s/ William J. Nolan
William J. Nolan	Director	September 28, 2007

/s/ Gerald E. Wedren
Gerald E. Wedren	Director	September 28, 2007

EXHIBIT INDEX

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement, dated as of December 10, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2004

2.3	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

3(i)	Restated Articles of Incorporation of Advanced Communications Technologies, Inc.	Filed herewith

3(ii)	Amended Bylaws of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.1	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Theodore S. Li.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

4.2	6% Secured Convertible Promissory Note, dated December 30, 2004, issued to Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

4.3	Secured Convertible Debenture	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.4	Securities Purchase Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers.	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.5	Investor Registration Rights Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Investors.	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.6	Escrow Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc., Buyers, and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.7	Irrevocable Transfer Agent Instructions, dated November 2002	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.8	Security Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on 10-KSB filed with the SEC on December 6, 2002

4.9
6% Senior Unsecured Promissory Note, in the original principal amount of $547,000 issued on June 3, 2004 by Cyber-Test, Inc., a Delaware corporation, in favor of Cyber-Test, Inc., a Florida corporation.
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

4.10	Escrow Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

4.11	Amendment No. 1 to 6% Unsecured Promissory Note dated August 10, 2004.	Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.12	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.13	Escrow Agreement dated May 28, 2004 by and among Advanced Communications Technologies, Inc., Buyers and Butler Gonzalez, LLP, Escrow Agent.	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.14	Investment Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report Form 10-KSB filed with the SEC on November 3, 2004

4.15	Registration Rights Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.16	Investment Agreement dated September 8, 2006 by and between Advanced Communications Technologies, Inc. and the Series A-1 Preferred Stockholders	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2006

4.17	Form of Convertible Promissory Note issued in connection with Exhibit 2.3	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.18
Note Purchase Agreement, dated as of August 17, 2007, by and among Encompass Group Affiliates, Inc. as Issuer, and Advanced Communications Technologies, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.19	Form of Senior Note issued in connection with Exhibit 4.18	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.20	Form of Subordinated Note issued in connection with Exhibit 4.18	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.21
First Lien Pledge and Security Agreement, dated as of August 17, 2007, between Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc., SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test, Inc., Vance Baldwin, Inc. and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.22
Second Lien Pledge and Security Agreement , dated August 17, 2007, between Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc., SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test, Inc., Vance Baldwin, Inc. and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.1	Custodial and Stock Pledge Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee, and Quarles & Brady Streich Lang LLP.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

10.2	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Theodore S. Li.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

10.3	Employment Agreement, dated December 30, 2004, among Pacific Magtron International Corporation, Inc., Advanced Communications Technologies, Inc., Encompass Group Affiliates, Inc., and Hui Cynthia Lee	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

10.4	Indemnity Agreement, dated December 30, 2004, among Advanced Communications Technologies, Inc., Theodore S. Li and Hui Cynthia Lee.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2005

10.5*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Non-Employee Director.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2005

10.6*	Form of Lock-Up Agreement for Executive Officer/Director of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2005

10.7*	Form of Grant Instrument under Advanced Communications Technologies, Inc. 2005 Stock Plan for Executive Officer/Employee.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006

10.8*	Services Agreement entered into on June 7, 2005 by and among Advanced Communications Technologies, Inc., Wayne I. Danson and Danson Partners, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2005

10.9	Equity Line of Credit Agreement dated July 2003, by and between Cornell Capital Partners, LP and Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 10.13 to the Company’s Form SB-2 Registration Statement filed with the SEC on July 16, 2003

10.10	Registration Rights Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.14 to the Company’s Form SB-2 Registration Statement filed with the SEC on July 16, 2003

10.11	Placement Agent Agreement dated July 2003, by and between Advanced Communications Technologies, Inc. and Westrock Advisors, Inc.	Incorporated by reference to Exhibit 10.15 to the Company’s Form SB-2 Registration Statement filed with the SEC on July 16, 2003

10.12	Escrow Agreement dated July 2003, by and among Advanced Communications Technologies, Inc., Cornell Capital Partners, LP, Butler Gonzalez LLP and First Union National Bank.	Incorporated by reference to Exhibit 10.16 to the Company’s Form SB-2 Registration Statement filed with the SEC on July 16, 2003

10.13*	Consulting Agreement dated July 1, 2002 between Advanced Communications Technologies, Inc. and Randall H. Prouty.	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB/A filed on February 7, 2003

10.14	NonCompetition Agreement, dated June 3, 2004, by and among Cyber-Test, Inc., a Delaware corporation, Cyber-Test, Inc., a Florida corporation, and the shareholders of Cyber-Test.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

10.15	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Lisa Welton.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

10.16	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Thomas Sutlive.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

10.17	Agreement, dated May 27, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

10.18	Customer Lists License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

10.19	Websites License Agreement, dated June 24, 2004, by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

10.20	NonCompetition and Nondisclosure Agreement by and among Encompass Group Affiliates, Inc., Hy-Tech Technology Group, Inc. and Hy-Tech Computer Systems, Inc.	Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

10.21*	Employment Agreement dated June 24, 2004 by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

10.22*	January 1, 2005 Amendment to Employment Agreement by and among Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc. and Martin Nielson.	Incorporated by reference to Exhibit 10.22 to the Company’s Form Annual Report on 10-KSB filed with the SEC on October 3, 2005

10.23*	Employment Agreement dated September 21, 2006 between Advanced Communications Technologies, Inc. and John E. Donahue	Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2006

10.24*	Employment Agreement dated September 8, 2006 between Advanced Communications Technologies, Inc. and Steven J. Miller	Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2006

10.25
Mutual Settlement Agreement and Release effective August 11, 2006 among Pacific Magtron International, Corp., Livewarehouse, Inc., the liquidating estates of Pacific Magtron, Inc. and Pacific Magtron (GA), Inc. by and through their estate representative, Encompass Group Affiliates , Inc., Advanced Communications Technologies, Inc., Wayne Danson, Martin Nielson, Theodore S. Li and Hui Cynthia Lee
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2006

10.26
Stockholders Agreement by and among Advanced Communications Technologies, Inc., the holders of the Series C Convertible Preferred Stock and the holders of the Series D Convertible Preferred Stock, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.27	Purchase Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the other Buyers identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.28
Registration Rights Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.29	Stockholders Agreement by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.30	Exchange Agreement entered into by and among Advanced Communications Technologies and the parties listed on the signature pages thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.31*	2007 Amended and Restated Stock Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.32*	Form of Option Agreement for Executive Officers under the 2007 Amended and Restated Stock Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.33	Management Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Filed herewith

10.34	Investment Advisory Services Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Filed herewith

10.35	Letter Agreement between Advanced Communications Technologies, Inc. and YA Global Investments, L.P. dated as of August 17, 2007	Filed herewith

10.36*	Letter Agreement among Wayne I. Danson, Danson Partners LLC and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Filed herewith

10.37*	Employment Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.38*	Employment Agreement between John Donahue and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.39*	Employment Agreement between Steven Miller and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.40*	Stock Option Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.41*	Stock Option Agreement between John Donahue and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.42*	Stock Option Agreement between Steven Miller and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

10.43	Side Letter between H.I.G. Capital L.L.C. and Sankaty Advisors, LLC, dated as of August 17, 2007	Filed herewith (subject to request for confidential treatment)

14	Code of Business Conduct and Ethics for Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

16	Letter of Concurrence from Berenson LLP Regarding Change in Certifying Accountant	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2007

21	Subsidiaries of Advanced Communications Technologies, Inc.	Filed herewith

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.

Advanced Communications Technologies, Inc. And Subsidiaries

Contents

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 AND 2006

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

PAGES	F6 - F-24	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Advanced Communications Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Communications Technologies, Inc., and Subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Advanced Communications Technologies, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

J.H. COHN LLP

New York, New York

September 20, 2007

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$843,721	$756,093
Accounts receivable, net of allowance for doubtful accounts of $6,919 and $4,634 at June 30, 2007 and 2006, respectively	429,105	372,273
Replacement parts and equipment	371,353	414,425
Prepaid expenses and other current assets	84,083	119,961
Total Current Assets	1,728,262	1,662,752

Property and equipment, net	261,849	228,361
Other Assets
Deferred acquisition costs	885,364	301,921
Licensed intangibles and rights	—	400,000
Goodwill	2,624,388	2,624,388
Other assets	7,960	7,601
Total Other Assets	3,517,712	3,333,910
TOTAL ASSETS	$5,507,823	$5,225,023

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current Liabilities
Current portion of notes payable and capitalized lease obligation	$632,409	$965,909
Accounts payable and accrued expenses	3,572,707	1,993,193
Total Current Liabilities	4,205,116	2,959,102
Long-term Notes and Loans Payable, less Current Portion	—	15,340
Convertible Preferred Stock
Series A convertible preferred stock, $.01 par value	3,006,200	3,565,200
Series A-1 convertible preferred stock, $.01 par value	340,000	—
Series B convertible preferred stock, $.01 par value	40,000	60,000
TOTAL LIABILITIES	7,591,316	6,599,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 5,000,000,000 shares authorized, 4,997,711,570 and 4,167,927,006 shares issued and outstanding at June 30, 2007 and 2006, respectively	31,092,290	30,475,040
Additional paid-in capital	1,280,374	1,195,374
Accumulated deficit	(34,456,157)	(33,045,033)
Total Stockholders' Deficiency	(2,083,493)	(1,374,619)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,507,823	$5,225,023

See accompanying notes to consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2007	2006

NET SALES	$9,243,992	$9,183,276
COST OF SALES	6,132,584	5,959,085
GROSS PROFIT	3,111,408	3,224,191

OPERATING EXPENSES
Depreciation and amortization	75,137	98,420
Professional and consulting fees	373,191	861,534
Other selling, general and administrative expenses	3,370,100	2,975,366
Asset impairment charge	400,000	—

TOTAL OPERATING EXPENSES	4,218,428	3,935,320

Loss From Operations	(1,107,020)	(711,129)

OTHER INCOME AND (EXPENSES)
Litigation settlement	—	220,083
Interest expense, net	(142,651)	(82,795)

TOTAL OTHER INCOME (EXPENSE), NET	(142,651)	137,288

NET LOSS	$(1,249,671)	$(573,841)

Loss per share:
Net basic and diluted loss per share	$—	$—

Weighted average number of shares outstanding during the year - basic and dilutive	4,821,986,826	3,514,362,488

See accompanying notes to consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	DEFFERED COMMITMENT AND EQUITY	DEFERRED
	SHARES	AMOUNT	CAPTIAL	DEFICIT	FINANCING FEES	COMPENSATION	TOTAL
BALANCE AT JULY 1, 2005	3,151,773,731	$29,751,907	$1,570,374	$(32,421,192)	$(25,000)	$(250,000)	$(1,373,911)
Stock issued on conversion of Series A preferred stock	885,994,544	634,800	—	—	—	—	634,800
Stock issued on conversion of Series B preferred stock	63,492,064	40,000	—	—	—	—	40,000
Escrow of Contingent stock	16,666,667	13,333	—	—	—	—	13,333
Stock issued for executive bonus	50,000,000	35,000	—	—	—	—	35,000
Amortization of deferred compensation	—	—	(375,000)	—	—	250,000	(125,000)
Amortization of deferred commitment & financing fees	—	—	—	—	25,000	—-	25,000
Accrued distribution of Herborium Inc.'s common shares to shareholders	—	—	—	(50,000)	—	—	(50,000)
Net loss for the year	—	—	—	(573,841)	—	—	(573,841)
BALANCE AT JUNE 30, 2006	4,167,927,006	30,475,040	1,195,374	(33,045,033)	—	—	(1,374,619)
Stock issued on conversion of Series A preferred stock	789,784,564	559,000	—	—	—	—	559,000
Stock issued on conversion of Series B preferred stock	20,000,000	20,000	—	—	—	—	20,000
Common stock issued to officers	20,000,000	38,250	—	—	—	—	38,250
Accrued distribution of Herborium Inc.'s common shares to shareholders	—	—	—	(161,453)	—	—	(161,453)
Beneficial conversion feature attributable to Series A-1 preferred stock	—	—	85,000	—	—	—	85,000
Net loss for the year	—	—	—	(1,249,671)	—	—	(1,249,671)
BALANCE AT JUNE 30, 2007	4,997,711,570	$31,092,290	$1,280,374	$(34,456,157)	$—	$—	$(2,083,493)

See accompanying notes to consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2007	2006
CASH FLOWS PROVIDED BY OPERATIONS:
Net loss	$(1,249,671)	$(573,841)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,137	98,420
Allowance for doubtful accounts	2,285	(89)
Stock issued to officers for services	38,250	(90,000)
Beneficial conversion feature of Series A-1 preferred stock	85,000	—
Asset impairment charge	400,000	—
Loss on sale of marketable securities	4,859	—
Litigation settlement	—	(220,083)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivables	(59,117)	(7,899)
Replacement parts and equipment	43,072	(46,972)
Prepaid expense and other assets	18,019	(4,457)
Increase in liabilities:
Accounts payable and accrued expenses	983,974	1,169,722
Net cash provided by operating activities	341,808	324,801

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(108,625)	(42,017)
Deferred acquisition costs	(175,856)	(301,921)
Funds received from PMIC bankruptcy trustee	26,500	—
Proceeds from sale of marketable securities	12,641	7,500
Net cash used in investing activities	(245,340)	(336,438)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from issuance of promissory note	—	35,000
Principal payments on notes payable and capitalized lease	(348,840)	(104,146)
Proceeds from sale of Series A-1 preferred stock	340,000	—
Net cash used in financing activities	(8,840)	(69,146)

Net increase (decrease) in cash and cash equivalents	87,628	(80,783)

Cash and cash equivalents at beginning of year	756,093	836,876

CASH AND CASH EQUIVALENTS AT END OF YEAR	$843,721	$756,093

See accompanying notes to consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 1.	BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Unless the context requires otherwise, “we”, “us”, “our”, “ACT” or the “Company” refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

We are a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), a Delaware corporation, acquires and operates businesses that provide computer and electronic equipment repair and end-of-life cycle services. On June 2, 2004, Encompass acquired Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"). Cyber-Test, which has been our principal operating business, is an electronic equipment repair company based in Florida.

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

We seek to acquire profitable and growing businesses within our industry. With our wholly-owned subsidiary Cyber-Test as the platform, our strategy is to become a leader in the reverse logistics industry through the acquisition of assets and companies in that industry. To that end, on August 17, 2007, Encompass completed the acquisition of Vance Baldwin, Inc., an Original Equipment Manufacturer Parts Distributor that has been a leader in the industry for over fifty years. Vance Baldwin has operations in southern Florida and suburban Atlanta and distributes parts ranging from consumer electronics and computers to printers and office supplies. In addition, Vance Baldwin provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment. (See Note 16 for further information concerning this acquisition and the related financings transactions.)

We acquired a 62% interest in Pacific Magtron International Corp. (“PMIC”) together with its wholly-owned subsidiaries as of December 30, 2004 (see Note 3). PMIC’s principal business consisted of the importation and wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States. Through a subsidiary PMIC sold consumer computer products through the Internet and distributed certain computer products to resellers. As described in Note 3 and Note 11, on May 11, 2005 PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada. All operations ceased in June 2005.

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

(C) Use of Estimates

The preparation of the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, significant estimates are required to value replacement parts and equipment and estimate the future cost associated with the Company’s warranties. If the actual value of the Company’s replacement parts and equipment differs from these estimates, the Company’s operating results could be adversely impacted. The actual results with regard to warranty expenditures could also have an adverse impact on the Company if the actual rate of repair failure or the cost to re-repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

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

(F) Goodwill and Intangible Assets

In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Goodwill”. The fair value assigned to intangible assets acquired is based on valuations prepared by management using certain estimates and assumptions or the values negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. During the year ended June 30, 2007, these intangible assets were tested for impairment and, as a result, a write off in the amount of $400,000 was recorded for certain intangible assets determined to be impaired.

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

(H) Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities using the treasury stock method that could share in the earnings of an entity. During the fiscal years ended June 30, 2007 and 2006, shares of common stock that could have been issued upon conversion of convertible preferred stock were excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive. As of June 30, 2007 and 2006, the number of shares of common stock that would have been issued upon conversion of issued and outstanding convertible preferred stock based on the then current stock prices amounted to 4,339,000,000 and 3,645,000,000 shares, respectively.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

(I) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Assets are depreciated using the straight-line method based on the following estimated useful lives:

Machinery and equipment	3 to 7 years
Furniture and fixtures	5 to 7 years

Maintenance and repairs are charged to expense when incurred.

(J) Warranty Reserve

Refurbished peripheral computer equipment sold to customers and the repair of customer owned equipment is guaranteed for a period of ninety days and a period of 12 months for the repair of circuit boards. Any defective refurbished equipment is replaced free of charge and customer owned equipment is repaired without charge during the warranty period. Cyber-Test provides a reserve for warranty repairs based on historical failure rates and the estimated cost to repair. During fiscal 2007 and 2006, the provision for warranty costs and costs charged against the reserve were as follows:

	2007	2006
Balance at beginning of year	$64,000	$34,000
Provision recorded	646,000	684,000
Warranty costs incurred	638,000	654,000
Balance at end of year	$72,000	$64,000

(K) Fair Value of Financial Instruments

The carrying amounts of the Company’s accounts payable, accrued liabilities, debentures, and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

(L) Revenue Recognition

The Company recognizes the majority of its revenue from the exchange of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. In addition, revenue for the repair of customer owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of products during shipment. The Company is reimbursed by the common carriers for shipping damage and lost products. The Company includes shipping costs in cost of sales. Total shipping costs included in cost of sales for the years ended June 30, 2007 and 2006 were approximately $1,621,000 and $1,469,000, respectively. The Company also sells extended warranty and product maintenance contracts. Revenue from these contracts is deferred and recognized as income on a straight-line basis over the life of the contract, which is typically for a period of one year. Service warranty and product maintenance revenue represented less than 5% of the Company’s total revenue for fiscal 2007 and 2006.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

(M)  Income Taxes

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

(N) Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(O) Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents include commercial paper, money market funds and certain certificates of deposit.

(P) Stock Based Compensation

The Company determines the value of grants of restricted common stock to employees and others based on the closing price per share at the date of grant and amortizes the cost as compensation expense over the period of vesting.

(Q) Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards Number 157 - Fair Value Measurements (“SFAS157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Fin 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. Fin 48 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

NOTE 2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of June 30, 2007 and 2006:

	2007	2006
Computer, office equipment and fixtures	$236,970	$204,249
Machinery and equipment	84,885	59,277
Leasehold improvements	109,248	58,952
	431,103	322,478
Less: Accumulated depreciation	169,254	94,117
Property and equipment, net	$261,849	$228,361

Depreciation and amortization expense for the years ended June 30, 2007 and 2006 was $75,137 and $73,420, respectively.

NOTE 3.	ACQUISITION OF PACIFIC MAGTRON INTERNATIONAL CORP. AND SUBSIDIARIES

On December 30, 2004, we completed the acquisition of 61.6% of the common stock of Pacific Magtron International Corp. (“PMIC”) (the "PMIC Shares") for the aggregate purchase price of $500,000 from Theodore S. Li and Hui Cynthia Lee (collectively, the "Stockholders") pursuant to the terms of a Stock Purchase Agreement, dated December 10, 2004, among the Company, Mr. Li and Ms. Lee (the "Stock Purchase Agreement"). PMIC was primarily engaged in the business of distributing computer peripheral products, such as components and multimedia and systems networking products, through its wholly-owned subsidiaries. See Note 11 for the terms of ensuing litigation and the terms of the settlement agreement finalized in fiscal 2007.

NOTE 4.	DEFERRED ACQUISITION COSTS

The Company has incurred and deferred certain legal, accounting, advisory and consulting costs relating to acquiring certain targeted businesses. As described further in Note 16, the acquisition of one of the identified businesses was completed August 17, 2007. Upon the closing of an acquisition, such deferred costs are included with the purchase price in determining the total cost of acquiring the assets or capital stock of the acquired business. As of June 30, 2007, $885,364 of these acquisition costs have been deferred by the Company and included in other assets.

NOTE 5.	LICENSED INTANGIBLES

On May 27, 2004, Encompass entered into an Agreement with Hy-Tech Technology Group, Inc and Hy-Tech Computer Systems, Inc (collectively “Hy-Tech”) to license and use on an exclusive, worldwide, royalty-free, perpetual, non-terminable and irrevocable right basis, various intangible assets of Hy-Tech including its customer lists and corporate web addresses. The Company originally recorded $400,000 for these licensed intangibles. During the year ended June 30, 2007, these intangible assets were tested for impairment and, as a result of a determination that these assets were impaired, an impairment charge in the amount of $400,000 was recorded in fiscal 2007.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 6.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In connection with the recapitalization effective August 17, 2007 as described in Note 16, all of the following notes (with the exception of the capitalized lease obligation) and related accrued interest were satisfied in full as of that date.

Notes payable and capital lease obligations consist of the following at June 30, 2007 and 2006:

	2007	2006
12% Note Payable (A)	$57,832	$57,832
Note Payable to Officer (B)	35,000	35,000
Note Payable to Cornell Capital (C)	275,000	275,000
6% Unsecured Note (D)	249,236	249,236
Payable to former PMIC’s shareholders (E)	—	325,000
Capitalized Lease (F)	15,341	39,181
Total notes Payable and capital lease obligations	632,409	981,249
Less: current portion	(632,409)	(965,909)
Notes payable and capital lease obligations, less current portion	$—	$15,340

(A) 12% Note Payable

On November 14, 2002, the Company settled its litigation with the noteholder plaintiffs by agreeing to release the plaintiffs’ stock from restriction and issued a three-year unsecured 8% promissory note in the principal amount of $173,494 to reimburse the plaintiffs for their legal costs. The note was payable in three equal annual installments of principal and interest, the first of which was due on December 1, 2003 with additional installments due on December 1, 2004 and December 1, 2005. On December 2, 2005, the Company entered into an Extension Agreement extending the maturity date of the note to February 28, 2006 and effective December 1, 2005, increasing the interest rate to 12% from 8%. The maturity date was extended several times in fiscal 2007 and 2006. As of June 30, 2007, the outstanding amount of the note was $57,832.

(B) Note Payable to Officer/Shareholder

On April 24, 2006, the Company issued an unsecured promissory note to an officer/shareholder of the Company for proceeds of $35,000. The note bears interest at 10% per annum. Payments of principal and accrued interest were due on October 24, 2006. Thereafter, the maturity date was extended indefinitely.

(C) Note Payable to Cornell Capital Partners, L.P.

During January 2004, the Company entered into a six-month unsecured promissory note with Cornell Capital Partners, L.P. in the amount of $3,000,000, of which the net proceeds of $2,829,000 were used to purchase its minority interest in the Yorkville Advisors partnership. Under the terms of the promissory note, the Company agreed to repay the note either in cash or through the net proceeds to be received by the Company under its Equity Line of Credit facility over a 24-week period commencing February 23, 2004. The Company repaid $625,000 of the note from proceeds on the issuance of 517,000,360 shares of common stock under its Equity Line of Credit facility during fiscal 2004. During the fiscal year ended June 30, 2005, the Company repaid a total of $2,100,000 of principal on the note, of which $100,000 was repaid by issuing 172,881,526 shares of common stock and $2,000,000 was repaid in cash leaving an unpaid balance of $275,000. On February 10, 2005, the note was modified, extended to June 30, 2005, and bears interest at a rate of 10%. The remaining balance of the note was paid at that date and was in default as of June 30, 2007.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

(D) 6% Unsecured Note Payable

Pursuant to the terms of the Cyber-Test acquisition, on June 2, 2004 the Company issued a three-year 6% unsecured installment note in the amount of $498,469 to the shareholders of Cyber-Test as part of the purchase of the Cyber-Test assets. The note, which matured on June 2, 2007, was payable in three equal annual installments of $166,156 plus accrued interest. During the fiscal year ended June 30, 2005, principal amount of $166,156 plus $9,970 of accrued interest were paid. During the fiscal year ended June 30, 2006, principal amount of $83,078 plus $10,004 of accrued interest were paid. As of June 30, 2007, the outstanding principal balance of the note in the amount of $249,235 remained unpaid.

(E) Payable to Former PMIC’s Shareholders

On December 10, 2004, the Company entered into a Stock Purchase Agreement with Theodore S. Li and Hui Cynthia Lee pursuant to which the Company agreed to purchase an aggregate of 6,454,300 shares of the common stock of Pacific Magtron International Corp. (the "PMIC Shares") for the aggregate purchase price of $500,000. Under the terms of the Stock Purchase Agreement, the Company paid the purchase price for the PMIC Shares by delivering two convertible promissory notes in the principal amounts of $166,889 and $333,111 to Mr. Li and Ms. Lee, respectively. The notes matured on December 29, 2005, bore interest at 6.0% per annum and were secured by the PMIC Shares. See Note 11 for a description in ensuing litigation between the parties.

On August 11, 2006, the United States Bankruptcy Court for the District of Nevada approved the settlement agreement among PMIC, the Company, Encompass, the Company’s officers and Mr. Li and Ms. Lee. Pursuant to the settlement agreement, the Company paid Mr. Li and Ms. Lee $325,000 in cash on September 18, 2006 in full payment of the promissory notes and accrued interest.

(F) Capital Lease Obligations

The Company leases a telephone system and related software under an agreement that is classified as a capital lease. The cost of the equipment purchase was $69,678 and is included in the accompanying balance sheet as property, plant, and equipment at June 30, 2007. Accumulated amortization of the leased equipment was $31,292 as of June 30, 2007. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30 2007, are as follows:

	Year Ending June 30,	Amount
Total minimum lease payments	2008	$15,979
Less: Amount representing interest		(638)
Present value of net minimum lease payments		$15,341

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 7.	PREFERRED STOCK

The Company is required to classify its Series A, Series A-1 and Series B issues of convertible preferred stock as a liability rather than as a component of stockholders’ equity since there is no minimum conversion price for each of the three issues of convertible preferred stock. An election to convert any or part of one or more of the issues could result in the conversion into an indeterminable number of shares of common stock. Therefore, under the guidance in paragraph 20 of EITF 00-19, the Company is prohibited from concluding that it has sufficient available authorized and unissued shares to meet the issues’ conversion requirements and, therefore, settlement is not within the control of the Company. Such circumstances require classification of the convertible preferred stock issues as a liability rather than as a component of stockholders’ equity.

In connection with the recapitalization effective August 17, 2007 as described in Note 16, all shares of Series A, Series A-1 and Series B Convertible Preferred Stock issues were exchanged for cash or for shares of a new Series A-2 Convertible Preferred Stock issued as of that date.

(A) Series A Convertible Preferred Stock

The Company has 25,000 shares of Convertible Preferred Stock authorized for issuance in one or more series, at a par value of $.01 per share. In conjunction with the acquisition of the Cyber-Test assets, the Company issued 4,200 shares of Series A Convertible Preferred Stock (the “Series A Preferred Shares”) having a liquidation value of $1,000 per share, to Cornell Capital Partners, L.P. During fiscal 2005, a portion of these shares was transferred by Cornell Capital Partners, L.P. to unrelated parties. Holders of the Series A Convertible Preferred Stock are entitled to receive cash dividends at the annual rate of 5% when and if a dividend is scheduled by the Company’s board of directors. The Series A Convertible Preferred Stock are convertible, in whole or in part, on or after May 21, 2005 into shares of common stock at the fixed price of $.01 per share or 100% of the average of the three lowest closing bid prices for the ten trading days immediately preceding the date of conversion, whichever is lower.

Shares of the Series A Convertible Preferred Stock are nonvoting and redeemable at the option of the Company, in whole or in part, at any time at a 20% premium to liquidation value.

In any liquidation of the Company, each share of the Series A Convertible Preferred Stock will be entitled to a liquidation preference before any distribution may be made on the Company’s common stock or any series of capital stock that is junior to the Series A Convertible Preferred Stock. In the event of a fundamental change in control of the Company or its current management, the holders of the Series A Convertible Preferred Stock have the immediate right to convert their shares of Series A Convertible Preferred Stock into common stock of the Company.

During fiscal 2007 and 2006, 559 and 635 shares of Series A Convertible Preferred Stock were converted into 789,784,564 and 885,994,544 shares of the Company’s common stock, respectively. At June 30, 2007, 3,006 shares of Series A Convertible Preferred Stock remained outstanding.

(B) Series A-1 Convertible Preferred Stock

On September 13, 2006, the Company amended its articles of incorporation to authorize the issuance of up to 1,000 shares of $0.01 par value Series A-1 Convertible Preferred Stock. The Series A-1 Convertible Preferred Stock generally ranks junior to the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (collectively “the Senior Stock”) and is senior to the Company’s common stock and all series of preferred stock other than the Senior Stock. Subject to certain adjustments, the Series A-1 Convertible Preferred Stock is convertible into shares of common stock at a conversion price of (a) $0.01 per share, or (b) eighty percent (80%) of the average of the three (3) lowest closing bid prices of the common stock for the ten (10) trading days immediately preceding the date of conversion, whichever is lower. The Company may redeem the shares of Series A-1 Convertible Preferred Stock at any time, upon notice to the holders, for a price equal to 120% of the amount paid per share upon the Company’s receipt of an aggregate of $35,000,000 through any combination of debt and equity investments and financing facilities. Upon such event, the holders may exercise the right to convert their shares of Series A-1 Convertible Preferred Stock into shares of the Company’s common stock. The Series A-1 Convertible Preferred Stock does not have any voting rights. In addition, the holders of Series A-1 Convertible Preferred Stock were granted certain piggyback registration rights in the event that the shares of Series A-1 Convertible Preferred Stock are converted into shares of common stock.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

On September 13, 2006, the Company sold 340 shares of Series A-1 Convertible Preferred Stock at a $1,000 per share. In connection with the sale of Series A-1 Convertible Preferred Stock, the Company received aggregate gross proceeds of $340,000 as follows: (a) $275,000 from officers of the Company; and (b) $65,000 from outside investors. In fiscal 2007, the company recorded interest expense in the amount of $85,000 for the beneficial conversion feature arising from the conversion discount described above.

(C) Series B Convertible Preferred Stock

In conjunction with the Company’s license of certain intangible assets, the Company issued 300 shares of nonvoting Series B Convertible Preferred Stock having a liquidation value of $1,000 per share. The Series B Convertible Preferred Stock has the same terms and privileges as the Series A Preferred Shares, but are junior to the Series A Preferred Shares in the event of a liquidation of the Company, and are convertible, in whole or in part, on or after June 23, 2005 into shares of common stock on the same terms as the Series A Convertible Preferred Stock.

During fiscal 2007 and 2006, 20 and 40 shares of Series B Convertible Preferred Stock were converted into 20,000,000 and 63,492,064 shares of the Company’s common stock, respectively. At June 30, 2007, 40 shares of Series B Convertible Preferred stock remained outstanding.

NOTE 8.	STOCKHOLDERS’ DEFICIENCY

In connection with the recapitalization effective August 17, 2007 as described in Note 16, the Company’s 2005 Stock Plan was amended and restated as of that date.

(A) Stock Issued Under 2005 Stock Plan

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

Under employment agreements entered into with two executives on September 25, 2006, an aggregate of 100,000,000 restricted shares of the Company’s common stock with a fair market value of $90,000 were awarded at the closing price of $.0009 per share at the date of grant, September 25, 2006, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment. The following summaries the status of the grant as of June 30, 2007:

	Shares	Amount
Restricted Shares:
Granted	100,000,000	$90,000
Vested	42,500,000	$38,250
Unvested	57,500,000	$51,750

During fiscal 2007, $38,250 was expensed for restricted shares that vested during the year. During fiscal 2008, $51,750 will be charged to expense for restricted shares that vested on an accelerated basis due to the August 17, 2007 recapitalization and change in control described in Note 16..

(F) Performance Bonuses

In connection with the employment agreements with two executives of Cyber-Test, the Company may pay to each executive an annual performance bonus, in cash and/or restricted stock of the Company, as determined by the Compensation Committee in its sole discretion. For fiscal 2007, $50,000 was accrued for such bonuses which will be paid in cash. During fiscal 2006, the Company issued a total of 50,000,000 shares of the Company’s common stock valued at $35,000 to the executives for performance bonuses.

NOTE 9.	INCOME TAXES

The Company did not record an income tax benefit or expense for the years ended June 30, 2007 and 2006. The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the federal income tax rate of 34% in fiscal 2007 and 2006 to income before income taxes:

	2007	2006

Federal income tax benefit at statutory rate	$425,000	$195,000
State income tax benefit, net	54,000	23,000
Permanent differences	31,000	25,000
Change in valuation allowance	(510,000)	(243,000)

Income tax benefit (expense)	$-	$-

The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss for the years ended June 30, 2007 and 2006. There was no tax benefit recorded relating to the increase in deferred tax assets.

As of June 30, 2007, the Company had total net operating loss carryforwards (NOL) available to offset future federal taxable income of approximately $32,000,000 expiring in the fiscal years from 2016 through 2026. As of June 30, 2007, the Company also had approximately $4,000,000 of capital loss carryforwards, expiring in fiscal 2008 and 2010 that could be used to offset future federal taxable income. As of June 30, 2007, the Company had NOLs available to offset future Florida, New York and California taxable income of approximately $26,000,000, $17,000,000 and $11,000,000, respectively. The Florida NOL expires from fiscal 2019 through 2027 and the New York NOL expires from fiscal 2023 through 2027.

Deferred tax assets and liabilities as of June 30, 2007 and 2006 were comprised of the following:

	2007	2006
Deferred tax assets (liabilities):
Capital loss carryover	$1,352,000	$1,352,000
Net operating loss carryover	13,965,000	13,446,000
	15,317,000	14,798,000
Valuation allowance	(15,110,000)	(14,600,000)
	207,000	198,000
Property and equipment	(207,000)	(198,000)
Net deferred tax assets	$—	$—

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

Realization of the Company’s deferred tax assets is dependent upon future income in specific tax jurisdictions. The Company has evaluated all significant available positive and negative evidence, the existence of losses in the recent years and forecast of future taxable income (loss) in determining the need for a valuation allowance. At June 30, 2007 and 2006, the Company recorded a 100% valuation allowance against the net deferred tax assets to reduce them to zero.

NOTE 10.	MAJOR CUSTOMERS

During the fiscal year ended June 30, 2007 and 2006, Cyber-Test’s sales to two customers accounted for approximately 44% and 41% and 39% and 51%, respectively, of its total sales, respectively. As of June 30, 2007, accounts receivable from such two major customers aggregated $253,000, or 16% and 42%, respectively, of accounts receivable.

NOTE 11.	LITIGATION SETTLEMENT

On May 11, 2005, PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada. Also, on that date we filed a complaint in the United States District Court for the Southern District of New York against Theodore S. Li and Hui Cynthia Lee, the former officers and principal shareholders of our then majority-owned subsidiary PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among us and Mr. Li and Ms. Lee.

In July, 2006, we, PMIC, Mr. Li, Ms. Lee and others entered into a Mutual Settlement Agreement and Release (the “Settlement Agreement”) with respect to the settlement of the above litigation and other potential claims, including the termination of their employment contracts, involving us, PMIC, Encompass, Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, and Wayne Danson, our Chief Executive Officer. PMIC’s entry into the Settlement Agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of PMIC’s Plan of Reorganization. Under PMIC’s Plan of Reorganization, ACT contributed $50,000 on behalf of PMIC’s stockholders to effectuate the plan of reorganization and a subsidiary of PMIC merged with an unrelated entity, Herborium, Inc., a provider of proprietary, natural and complimentary botanical healthcare products, on September 18, 2006. In connection with the merger, PMIC changed its name to Herborium Group, Inc., which became the surviving operating entity post-merger. Upon closing of the merger, the Company paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. In addition, Li and Lee received certain shares of common stock of Herborium Group. The remaining balance on certain promissory notes totaling $175,000 plus accrued interest in the amount of $45,083 was cancelled on September 18, 2006. The Company recorded income from this litigation settlement of $220,083 in fiscal 2006. The Company also recorded a charge to accumulated deficit in fiscal 2007 for $161,453, in addition to a charge to accumulated deficit in fiscal 2006 for the $50,000 contribution. A special stock distribution of shares of Herborium Group was made directly to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock, representing approximately an 8% interest in Herborium Group.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 12.	COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Commitments

The Company, through a license agreement effective December 1, 2004 with Danson Partners, LLC, a party related to our chief executive officer, occupies a 499 square foot office facility having a monthly lease obligation of $1,478, as adjusted annually. The term of the Company’s license agreement is a month-to-month term and is at fair market rental. In connection with the recapitalization effective August 17, 2007 as described in Note 16, this agreement was superseded by a new license agreement whereby the Company effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,000 square feet of office space.

Cyber-Test leases a 29,000 square foot office/warehouse facility under a one-year triple net lease that commenced on January 1, 2007 and ends on July 31, 2008, and carries a one-year option. The monthly lease obligations are $14,690 for the period January 1, 2007 to July 31, 2007, $15,150 for the period August 1, 2007 to July 31, 2008 and $15,700 for the option period August 1, 2008 to July 31, 2009.

Cyber-Test also leases a 10,800 square foot office/warehouse facility under a one-year triple net lease that commenced on January 1, 2007 and ends on July 31, 2008, and carries a one-year option. The monthly lease obligations are $5,600 for the period January 1, 2007 to July 31, 2008, and $5,800 for the option period August 1, 2008 to July 31, 2009.

Future minimum lease payments as of June 30, 2007 are approximately as follows:

For the year ending June 30, 2008	$341,000
June 30, 2009	122,000
June 30, 2010	93,000
Total	$556,000

(B) Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2007, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows. See Note 11 for a description of certain legal proceeding settled in fiscal 2007.

(C) Executive Employment Contracts

On June 7, 2005, the Company entered into a Services Agreement with Wayne I. Danson and Danson Partners, LLC, a limited liability company of which Mr. Danson is a principal (“DPL”), which expired December 31, 2006. Under the Services Agreement, effective as of January 1, 2005 and expiring on the second anniversary thereof unless earlier terminated in accordance with its terms, the Company will pay DPL an annual base fee of $250,000 for, among other services, Mr. Danson to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer (through September 25, 2006). DPL is also entitled to (i) a cash bonus of $250,000, of which $125,000 has not been paid as of the date of this report, and (ii) a share bonus of 200,000,000 fully vested shares of the Company’s Common Stock issued contemporaneously with the execution of the Services Agreement. Under certain circumstances in the event of a change in control, as defined, DPL shall be entitled to a severance payment equal to 299% of the annual base fee. The Company may grant cash bonuses, restricted shares of Common Stock, or options to DPL in consideration for Mr. Danson’s services, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion. Neither Mr. Danson nor DPL receives consideration for Mr. Danson’s service as a director of the Company.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

On March 14, 2007, the Company entered into an employment agreement with Mr. Danson to continue to serve as President and Chief Executive Officer of the Company and continue as a member of the Board of Directors. The employment agreement is for a two-year term beginning January 1, 2007. Under terms of the employment agreement, Mr. Danson is entitled to receive a base salary of $350,000 in the first year and $400,000 in the second year and a $50,000 signing bonus payable on May 15, 2007 or earlier. In the event the acquisitions of several target companies and the related financing do not close on or before April 30, 2007, then Mr. Danson’s base salary shall be reduced to $275,000 until such time as the targets are acquired. The acquisitions did not close on or before April 30, 2007; accordingly, Mr. Danson’s base salary was reduced to $275,000. Mr. Danson is also entitled to a bonus of between $250,000 and $500,000, as determined by the Compensation Committee of the Board, upon consummation of certain acquisition transactions. This bonus provision was eliminated with the subsequent execution of a new employment agreement described below. The Company acknowledges accrued compensation owed pursuant to Mr. Danson’s recently expired Services Agreement in the amount of $342,575, plus interest on unpaid compensation, which was payable on May 15, 2007, or earlier if certain financing was received by the Company.

On September 25, 2006, the Company entered into two separate, two-year employment agreements with a Chief Operating Officer and Chief Financial Officer, with each agreement having a one-year option at the Company’s election. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $400,000 in the first year, $425,000 in the second year and $450,000 in the option year. Under certain circumstances in the event of a change in control, as defined, the Chief Operating Officer and Chief Financial Officer shall be entitled to severance payments equal to 299% of their then current respective base salaries. Further, an aggregate of 100,000,000 restricted shares of the Company’s common stock were awarded at the closing price per share at the date of grant, September 25, 2006, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.

In connection with the recapitalization effective August 17, 2007 as described in Note 16, the Company entered into new employment agreements with these three executive officers which replaced all prior employment agreements.

On June 2, 2004, Encompass acquired the business and assets of Cyber-Test, Inc., a Florida-based, electronic equipment repair company. In connection therewith, we entered into a three-year employment agreement with Lisa Welton and Thomas Sutlive (“Cyber-Test Executives”). In accordance with the terms of the Cyber-Test Executives’ employment agreements, the Cyber-Test Executives are entitled to a total of $230,000 annual salaries and incentive bonuses determined at the discretion of our Compensation Committee based on their contribution to our overall performance as well as a bonus based on the overall separate business and financial performance of Cyber-Test. The agreements have expired. Under the terms of the Asset Purchase Agreement between Cyber-Test and Encompass, the seller of Cyber-Test, Ms. Welton, was entitled to receive 16,666,667 shares of the Company’s common stock provided that Cyber-Test achieves certain revenues and EBIDTA milestones in each of the fiscal years ended June 30, 2005, 2006 and 2007. These milestones were not achieved in fiscal 2006 and 2007. During fiscal 2006, the Company has issued and transferred 16,666,667 shares of its common stock, at its fair value of $13,333 related to the year ended June 30, 2005.

NOTE 13.	RELATED PARTIES

(A) Legal Counsel

Certain of the Company’s legal counsel are stockholders and directors of the Company. The Company has paid these attorneys, for current and prior legal services, an aggregate of $0 and $4,051 during the fiscal years 2007 and 2006, respectively. At June 30, 2007, the Company owed $1,500 to these attorneys.

(B) President and Chief Executive

Per terms of the Service Agreement, payments made to DPL in fiscal 2007 and fiscal 2006 amounted to $19,737 and $135,700, respectively. At June 30, 2007 and 2006, the Company owed $357,000 and $257,600, respectively, to DPL for compensatory services. At June 30, 2007, the Company also owed $307,000 to Mr. Danson directly as an employee, principally accrued and unpaid compensation and amounts loaned to or invested in the Company. (See Note 16.)

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

On April 24, 2006, the Company issued an unsecured promissory note to Mr. Danson for loan proceeds of $35,000 (see Note 6(B). On September 18, 2006, the Company received $50,000 from this executive for the purchase of our Series A-1 Preferred Stock.

The Company, through a license agreement effective December 1, 2004 with DPL, occupies an office facility having a monthly lease obligation of $1,478, as adjusted annually. The Company, through a new license agreement effective August 15, 2007 with DPL, effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,000 square feet of space through May 31, 2010, and licenses for its use all the furniture, fixtures, filing cabinets, computers, servers, office equipment, etc. that it needs to conduct its business.

(C) Independent Directors

Certain of the Company’s independent directors were contracted to provide business services to the Company. There were no payments for such business services made to these directors in fiscal 2007 and 2006.

At June 30, 2007, the Company owed these independent directors for director services $105,000 for each of the fiscal years ended June 30, 2007 and 2006, and $25,000 for the three month period ended June 30, 2005, or a total of $235,000.

NOTE 14.	SEGMENT INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. For the fiscal year ended June 30, 2007 and 2006, the Company primarily operated in one segment - Cyber-Test, Inc., a repair and depot exchange of office and consumer electronics. During fiscal 2006, the Company also operated Encompass Electronics Recovery, an electronic asset recovery and distribution center. For the year ended June 30, 2006, the Company’s asset recovery and distribution services business had less than 1% of the total revenue and accordingly, the financial results have not been separately reported as a business segment.

NOTE 15.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The following are the payments made during the fiscal years ended June 30, 2007 and 2006 for income taxes and interest:

	2007	2006

Income taxes	$—	$—

Interest	$3,796	$16,328

During the fiscal year ended June 30, 2007 and 2006, the Company issued certain common shares for consideration other than cash.

Fiscal Year Ended June 30, 2007:

(1)	The Company issued 20,000,000 restricted shares of common stock to a Chief Operating Officer and Chief Financial Officer in accordance with the provisions of employment agreements with the Company.
(2)	615 shares of Series A Preferred Shares and 20 shares of Series B Preferred Shares were converted into 789,884,564 shares and 20,000,000 shares, respectively, of the Company’s common stock.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

(3)	The Company recorded a charge in the amount of $85,000 for the beneficial conversion feature associated with the Series A-1 Convertible Preferred Stock.

Fiscal Year Ended June 30, 2006:

(1)	The Company issued and transferred 16,666,667 shares of common stock valued at $13,333 into an escrow relating to the Earn-Out Shares.

(2)	The Company issued a total of 50,000,000 shares of common stock valued at $35,000 to Ms. Welton and Mr. Sutlive for performance bonuses.

(3)	615 shares of Series A Preferred Shares and 40 shares of Series B Preferred Shares were converted into 885,994,544 shares and 63,492,064 shares, respectively, of the Company’s common stock.

NOTE 16.	SUBSEQUENT EVENT

(A) Acquisition

On August 17, 2007 (the “Closing Date”), the Company entered into a series of transactions to effect a recapitalization which included the acquisition of a new operating subsidiary for an aggregate purchase price of $27.3  million (including transaction costs), the completion of a significant preferred stock issuance and the issuance of $23.4 million in senior and subordinated notes. On the Closing Date, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., a privately-held Florida subchapter S corporation doing business as Vance Baldwin Electronics and engaged in distribution and shipping of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”). Management believes that the business and operations of Vance Baldwin, which has its headquarters in Ft. Lauderdale, Florida and a substantial distribution facility in Lawrenceville, Georgia, will complement the business and operations offered by Cyber-Test and significantly expand the Company’s presence in the reverse logistics business. No assets or liabilities or results of operations of Vance Baldwin are included in the accompanying consolidated financial statements of the Company.

  Consideration consist of the following: (i) $23,920,755 in cash, $750,000 of which was placed into an escrow account to serve as a source of funds to satisfy any indemnification obligations under the VB Purchase Agreement, (ii) 312.50 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred”), and a convertible promissory note in the amount of $1,000,000. The note issued to Mr. Baldwin will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and is due and payable on October 17, 2012 to the extent the holder has not exercised its conversion rights thereunder. The fair value of the Series D Convertible Preferred Stock was determined based on the implicit value of the Series C Convertible Preferred Stock based on the ratio of the amount received for the sale of shares of such issue to the equity interest sold.

The purchase price of the acquisition is set forth below:

Cash paid to seller	$23,920,755
Issuance of Series D convertible preferred stock to seller	198,113
Issuance of convertible note issued to seller	1,000,000
Total consideration paid to seller	25,118,868
Additional cash paid for transaction costs	2,144,562
Total purchase price	27,263,430
Less: noncash item of issuance of Convertible Common Stock	(198,113)
Less: noncash item of notes issued to seller	(1,000,000)
Less: cash acquired in the acquisition	(1,600,000)
Net cash paid for acquisition	$24,465,317

The allocation of the purchase price consideration paid at closing to the assets acquired and liabilities assumed will be based upon an appraisal of the fair market value of the acquired assets and liabilities assumed in accordance with FAS 141. The fair values assigned to the intangibles acquired will be formulated based on an independent third-party evaluation. The business acquired is a recognized leader in its industry, has had long-term relationships with its major vendors and customers, a history of increasing levels of annual sales and earnings, and introduces a number of favorable strategic opportunities to the Company; accordingly, the Company believes that the excess of purchase price over net assets acquired is justified.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

The preliminary estimate of the fair value of the assets acquired and liabilities assumed is set forth below:

Assets acquired:
Current assets	$10,614,000
Property and equipment	250,000
Long-term assets	37,000
Total assets acquired	10,901,000
Liabilities assumed:
Current liabilities	4,613,000
Non-current liabilities	—
Total liabilities assumed	4,613,000
Net tangible assets acquired	6,288,000
Costs in excess of net tangible assets acquired (recorded goodwill and intangible assets)	20,975,000
Total fair value of net identifiable assets acquired and goodwill	$27,263,000

(B) Equity

On the Closing Date, in connection with the recapitalization and acquisition, the Company sold 1,000 shares of its newly designated Series C Convertible Preferred Stock, having a par value of $0.01 per share (“Series C Preferred”), for an aggregate purchase price of $6,300,000 in immediately available funds, net proceeds of $5,965,000 after related transaction expenses of $335,000, to certain accredited investors, principally including ACT-DE, LLC, an affiliate of H.I.G. Capital, LLC (“HIG”), pursuant to a Purchase Agreement. Also on the Closing Date, the Company and the holders of the Series C Preferred also entered into a Registration Rights Agreement and a Stockholders Agreement HIG and certain other holders will have certain demand registration rights with respect to shares of Common Stock that it may hold, subject to certain limitations, and that HIG and certain other stockholders, including the holders of Series D Preferred, will have piggy-back registration rights with respect to shares of Common Stock that they may hold. The Series C Preferred will rank senior to the Common Stock and all other currently designated series of preferred stock of the Company.

Pursuant to the formula for determining the Series C Conversion Rate set forth in the Certificate of Designation for the Series C Preferred, the holders of the Series C Preferred, in the aggregate, will be entitled to receive shares of Common Stock equal to 79.5% on a fully diluted basis except for dilution for stock options issued to management as described below. This conversion rate will be subject to adjustment downward to a floor of 72.5% if the return, or deemed return, per share of Series C Preferred meets certain targets. These ranges could change if there are new issuances of equity, excluding stock options exercised. Dividends shall accrue on a cumulative basis on the Series C Preferred at a rate per annum of 12% through the date of a liquidation, dissolution or winding up of the Company. The right to dividends on the Series C Preferred will extinguish upon conversion of the Series C Preferred.

The shares of Series C Preferred will be convertible into shares of Common Stock following shareholder approval and the requisite state filing of a charter amendment (the “Charter Amendment”) that increases the number of authorized shares of Common Stock to an amount sufficient for the conversion of Series C Preferred into a fixed amount of shares of Common Stock at the Series C Conversion Rate. Shareholder approval is needed to effect the Charter Amendment. The Board of Directors anticipates taking action to organize a stockholders meeting, or to obtain stockholders' written consent in lieu of such a meeting, for this purpose promptly after the Closing Date.

The Series D Preferred will rank senior to the Common Stock and all other currently designated series of preferred stock of the Company with the exception of the Series C Preferred. Pursuant to the formula for determining the Series D Conversion Rate as set forth in the Certificate of Designation for the Series D Preferred, the holders of the Series D Preferred, in the aggregate, will be entitled to receive shares of Common Stock equal to 8% of the Outstanding Amount. This interest could change if there were new issuances of equity, excluding current stock options granted. The shares of Series D Preferred will be convertible into a fixed amount of shares of Common Stock at the Series D Conversion Rate following shareholder approval and the requisite state filing of the Charter Amendment that increases the number of authorized shares of Common Stock, subject to certain limitations during a two-year period.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

(C) Long-term Debt

On the Closing Date, in connection with the recapitalization and acquisition, the Company entered into a Note Purchase Agreement with Sankaty Advisors, LLC. Pursuant to the Note Purchase Agreement, the Company issued $12,690,355 in aggregate principal amount of Senior Notes for an aggregate purchase price of $12,500,000 and $10,714,286 in aggregate principal amount of Subordinated Notes for an aggregate purchase price of $10,500,000. The aggregate discount of $404,641 will be amortized using the interest method over the terms of the notes. Net proceeds amounted to $22,678,000 after related transaction expenses of $322,000, which will be amortized using the straight line method over the terms of the notes. Under the Note Purchase Agreement, the Company is required to meet a Minimum Fixed Charge Coverage Ratio and a Maximum Total Leverage Ratio, as defined.

The Senior Notes bear interest at LIBOR plus 3.75%, per annum payable quarterly, in arrears, and have a five-year term through August 17, 2012 (the “Maturity Date”). They are repayable in consecutive quarterly installments of 1% of the original principal amount, or approximately $127,000, through August 17, 2012. At the Maturity Date the remaining principal amount and any unpaid and accrued interest on the Senior Notes shall be due. The Company is required to prepay the Senior Notes from any new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to stipulated exceptions. The Company may redeem the Senior Notes at any time, subject to a redemption premium, as defined. The Senior Notes are secured by a first priority security interest in the assets of the Company and its subsidiaries and are guaranteed by the direct or indirect wholly-owned subsidiaries of the Company.

The Subordinated Notes bear interest, payable quarterly, in arrears, at 13% per annum, plus an increment of up to 4% based on a Maximum Total Leverage Ratio financial covenant. The Subordinated Notes have a six-year term through August 17, 2013. The Company may redeem the Subordinated Notes only following repayment of the Senior Notes in full, subject to a redemption premium, as defined. The Subordinated Notes are secured by a second priority security interest in the assets of the Company and its subsidiaries and are guaranteed by the direct or indirect wholly-owned subsidiaries of the Company.

In addition, the Company may borrow up to $2,500,000 from Sankaty by issuing additional Senior Notes and/or Subordinated Notes. Such notes will be Senior Notes, Subordinated Notes, or a combination thereof, depending upon the Company’s performance measured against the Maximum Total Leverage Ratio financial covenant.

On the Closing Date, the Company issued an unsecured convertible promissory note in the amount of $1,000,000 to the seller. The note will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and is due and payable on October 17, 2012 to the extent the holder has not exercised its conversion rights thereunder.

(D) Management and Investment Advisory Services Agreements

On the Closing Date, the Company entered into a five-year Management Agreement with H.I.G. pursuant to which it will provide management and consulting services to the Company and its subsidiaries. The Company will pay a cash consulting and management fee to HIG, currently not to exceed $500,000 per annum. The Company also entered into a five-year Investment Advisory Services Agreement with HIG pursuant to which it will provide certain financial advisory services to the Company and its subsidiaries. The Company paid HIG a combined investment banking and supplemental management fee of $525,000 in connection with the acquisition and recapitalization.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

(E) Exchange of Series A, A-1 and B Preferred Stock for Series A-2 Preferred Stock and Satisfaction of Certain Debts

On the Closing Date, the Company entered into a series of transactions with the holders of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock, Series B Convertible Preferred Stock and certain trade creditors and note holders of the Company (the “Creditors”) pursuant to which the following transactions were effected: (i) the holders of the Series A Preferred, the Series A-1 Preferred and Series B Preferred exchanged such preferred stock for (a) an aggregate of 8,412.21 shares of the Company’s newly designated Series A-2 Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred”) valued at $4.1 million, and (b) a full release of all claims against the Company; (ii) the Company satisfied the outstanding debts to the Creditors with an aggregate payment of approximately $3,600,000 in cash and the issuance of a convertible promissory note in the approximate amount principal amount of $206,146. The terms and conditions of this note are substantially the same as those of the convertible promissory note issued to the Mr. Baldwin. The value of the Series A-2 Convertible Preferred Stock was determined based on the market price per share of the Company’s Common Stock on August 16, 2007. The exchange of Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock and certain obligations for shares of Series A-2 Convertible Preferred Stock resulted in an increase in stockholders' deficiency of $820,000.

The holders of the Series A-2 Preferred include the following members of the Company’s management who formerly held 275 shares (or $275,000) of the Series A-1 Preferred: Wayne I. Danson, Chief Executive Officer and President, Steven J. Miller, Chief Operating Officer and John Donahue, Vice President and Chief Financial Officer. Additionally, the Company’s Creditors also included the aforementioned officers, to whom the Company was obligated to pay approximately $1,048,000 for accrued and unpaid compensation, unreimbursed business expenses and the outstanding principal balance and accrued interest with respect to an unsecured promissory note dated April 24, 2006 issued by the Company to Wayne Danson. The Company satisfied the outstanding debts with management with an aggregate payment of approximately $488,000 and an agreement with Mr. Danson’s consulting company to pay the consulting company $310,000, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or the six-year anniversary of the closing of the transactions described herein. Mr. Danson also agreed to restructure a potential $250,000 bonus until such time as the Company satisfies certain milestones as described in Mr. Danson’s employment agreement.

Pursuant to separate agreements between certain of the Creditors and the former majority holder of the Series A Preferred, certain of the Creditors purchased an aggregate of 1136.69 shares of Series A-2 Preferred from the former holder of the Series A Preferred for an aggregate purchase price of $682,014.

The shares of Series A-2 Preferred will convert automatically into 8,412,206,667 shares of Common Stock (at a rate of 1,000,000 shares of Common Stock per share of Series A-2 Preferred Stock) following the aforementioned shareholder approval and the requisite state filing of a charter amendment that increases the number of authorized shares of Common Stock.

(F) Employment Agreements

On the Closing Date, and in connection with the recapitalization, the Company entered into three separate, two-year employment agreements with Messrs. Danson, Miller and Donahue, with each agreement having a one-year option at the Company’s election and replacing prior employment agreements. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $725,000 in the first year, $750,000 in the second year and $750,000 in the option year. Under certain circumstances in the event of a change in control, as defined, these individuals shall be entitled to severance payments equal to 299% of their then current respective base salaries. The executives are eligible to receive cash “performance” bonuses determined by measuring actual EBITDA against the target EBITDA of fiscal year and “exit” bonuses after a “Disposition Event”, as defined, restricted shares of Common Stock, or options under the employment agreements, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

In addition, as a result of the change in control, the vesting of an aggregate of 80,000,000 shares of restricted stock previously issued to Messrs. Donahue and Miller as a bonus in connection with the recapitalization was accelerated.

Also on the Closing Date, and in connection with the recapitalization, the Company entered into separate, two- or three-year employment agreements with Messrs. Baldwin, Coolidge and Scott Cameron, with the three-year agreement having a one-year option at the Company’s election. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $590,000 in the first year, $625,000 in the second year and $350,000 in the third year. Two of the executives are eligible to receive cash “performance” bonuses determined by measuring actual EBITDA against the target EBITDA of fiscal year, and restricted shares of Common Stock, or options under the employment agreements, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion. Further, also on the Closing Date, and in connection with the recapitalization Messrs. Coolidge and Scott Cameron received an aggregate of 687.5 shares of Series D Preferred Stock with a value of $435,482.

(G) Amended and Restated Stock Plan and Option Grants

The Company has also amended and restated its existing Stock Plan, initially adopted in 2005. The material revision to the plan was an increase in the number of shares of Common Stock available for issuance under the Stock Plan from 700,000,000 shares to 15,000,000,000 shares.

The Board of Directors of the Company approved the issuance of options to purchase shares of the Company’s Common Stock under the amended and restated Stock Plan to the following executive officers of the Company pursuant to the terms of separate option agreements:

Wayne I. Danson, President and CEO	3,996,603,757
John E. Donahue VP and CFO	1,776,268,336
Steven J. Miller, COO	3,108,469,589

The exercise price of these options is $.00075 per share, a price that approximates, but is greater than, fair market value. Messrs. Danson’s, Donahue’s, and Miller’s options will vest according to the following schedule:

•	25% of the options awarded will be vested immediately,
•	37.5% of the options awarded will vest quarterly in equal increments over three years, and
•	37.5% of the options awarded over three years if certain EBITDA targets are met.

In addition, the Board of Directors of the Company awarded Robert Coolidge, President of Vance Baldwin, options to purchase 444,067,084 shares of the Company’s Common Stock under the amended and restated Stock Plan. Mr. Coolidge’s options will vest according to the following schedule:

•	67% of the options awarded will vest quarterly in equal increments over three years, and
•	33% of the options awarded will vest over three years if certain EBITDA targets are met.

(H) Other

Janney Montgomery Scott, LLC (“Janney”) served as financial advisor and investment banker for the Company in connection with the acquisition of Vance Baldwin, the sale of the Series C Preferred and the related transactions. Pursuant to a financial advisory agreement between the Company and Janney, Janney received at the closing a fee of $500,000 in cash, $100,000 of which was used to purchase 166.666667 shares of Series A-2 Preferred. In April 2006, the Company paid Janney a $60,000 retainer fee. The financial advisory agreement also provides for additional fees upon the consummation of certain types of transactions in the future. Pursuant to an agreement dated March 7, 2006, approximately six months prior to John Donahue joining the Company (and prior to the Company discussing the possibility of Mr. Donahue joining the Company), Janney agreed to pay 5% of its advisory fees to Mr. Donahue, currently the Company’s Chief Financial Officer, as a finder’s fee.

~ end of filing ~