Form 10KSB/A
period 2007-06-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2007-10-29
CIK 1100820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-30486

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Florida	65-0738251
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Lexington Avenue, New York, NY	10170
(Address of principal executive offices)	(Zip Code)

(646) 227-1600
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value, 5,000,000,000 shares authorized

Check if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The issuer’s revenue for the fiscal year ended June 30, 2007 was $9,243,992.

The aggregate market value as of September 24, 2007 of the voting common equity held by non-affiliates is $3,097,305

ISSUER’S INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of October 29, 2007, there were 4,997,711,570 shares of the Company’s no par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 28, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

Advanced Communications Technologies, Inc.
Form 10-KSB/A
June 30, 2007

Index

Page

Part III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12.	Certain Relationships and Related Transactions, and Director Independence.
Item 13.	Exhibits.
Item 14.	Principal Accountant Fees and Services.

As used herein, the terms the “Company,” “Advanced Communications Technologies,” “ACT,” “we,” “us,” or “our” refer to Advanced Communications Technologies, Inc., a Florida corporation.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007 (“Amendment”) is being filed to furnish the information required by Part III (Items 9, 10, 11, 12 and 13). This Amendment also amends the disclosures made pursuant to Part III, Item 14 contained in the original Annual Report on Form 10-KSB for the year ended June 30, 2007 filed by the Company on September 28, 2007 (the “Form 10-KSB”). This Amendment is limited in scope to the items identified above and should be read in conjunction with Form 10-KSB. The Amendment does not reflect events occurring after the filing of the Form 10-KSB on September 28, 2007 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-KSB in any way.

PART III.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

Name	Age	Position Held with Generex

Wayne I. Danson	54	President, Chief Executive Officer and Director

John E. Donahue	58	Vice President and Chief Financial Officer

Steven J. Miller	49	Chief Operating Officer

Wilbank J. Roche	61	Director

John G. Ball	68	Director

John R. Black	43	Director

Thomas R. Ketteler	64	Director

William J. Nolan IV	33	Director

Gerald E. Wedren	70	Director

All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between any director and any executive officer.

Wayne I. Danson.  Mr. Danson has served as a Director since January 3, 2000, as President since April 30, 2002, and as Chief Executive Officer since June 7, 2005. He served as our Chief Financial Officer from December 1, 1999 until September 25, 2006. Mr. Danson also serves as Chief Executive Officer and Chairman of the Board of Encompass. Mr. Danson is the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm that specialized in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was Managing Director of PricewaterhouseCoopers LLP’s Real Estate Capital Markets Group. Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal’s National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs. Mr. Danson currently serves as a director of Herborium Group, Inc., the common stock of which is traded on the Over-the-Counter Bulletin Board under the symbol “HBRM.” Mr. Danson is the former President of Live Warehouse, Inc., a California corporation and subsidiary of Pacific Magtron International Corp., both of which filed for bankruptcy protection in May 2005.

John E. Donahue. Mr. Donahue has served as our Chief Financial Officer since September 25, 2006. Mr. Donahue served as Vice President and Chief Financial Officer of Online Benefits Inc., (a privately held HR solutions firm that provides internet based applications for administering, communicating and presenting HR related information and data) from August 1999 until joining us. Prior to that, Mr. Donahue served as an Executive Vice President and Chief Financial Officer of Lead America, a marketer of insurance products to customers of financial institutions, Managing Director of Oxbridge Incorporated, a boutique investment banking firm, Chief Financial Officer at Mast Resources Inc., a merchant bank, and Chief Financial Officer at Catalyst Energy Corp., a NYSE-listed independent power producer. Mr. Donahue was with Price Waterhouse from September 1972 to March 1985, including serving as a Senior Audit Manager. He holds a B.A. in Economics from Holy Cross College and an MBA from Rutgers University. Mr. Donahue is a former member of the Board of Directors of Pacific Magtron International Corp. Pacific Magtron and its subsidiaries filed for bankruptcy protection in May 2005.

Steven J. Miller. Mr. Miller has served as our Chief Operating Officer since September 25, 2006. For the past ten years, Mr. Miller served as Senior Director of Service Operations for N.E.W. Customer Service Companies, Inc., the nation’s largest privately-held third-party administrator/reinsurer providing warranty policies for consumer electronic goods. There, Mr. Miller built and managed the team that developed new service offerings and delivered more than 3 million service events per year, representing $400 million in claims payments. Prior to this, he was the Director of North American Service Operations with Sharp Electronics with responsibility for all North American parts distribution, board level repairs and product refurbishment operations at Sharp’s headquarters in Romeoville, IL. Previously, for ten years he was responsible for shop and field service as well as parts inventory and parts sales for several large-market locations for General Electric/RCA, where he was Area Manager for GE Consumer Services. Mr. Miller is a past Board Member of NESDA (National Servicing Dealers Association of America) recently completing a three-year revolving membership. He earned his Bachelor’s Degree in Business Administration from The Detroit Institute of Technology.

Wilbank J. Roche. Mr. Roche was appointed a Director on March 25, 1999 and is currently a principal with the law firm of Roche & Holt in Los Angeles, California. Mr. Roche was an honors graduate from the University of Southern California in 1976, as well as from Loyola University School of Law, Los Angeles, in 1979. He was admitted to the California State Bar in 1979 and has been practicing law actively since that time. Mr. Roche worked for law firms in the Los Angeles area from 1976 to 1983, when he opened his own office. In 1985, he formed Roche & Holt. Mr. Roche’s law practice has revolved largely around representing small businesses and their owners. In that regard, he has provided legal services in connection with the formation, purchase, sale, and dissolution of numerous entities, as well as in connection with their on-going operations.

John G. Ball. Mr. Ball is a cofounder and principal with XRoads Solutions Group, a 125 person professional services firm formed in 1997 where he leads the services and manufacturing practices. While at XRoads, he has been involved in leading and advising a number of temporary staffing firms. Prior to XRoads, Mr. Ball was a partner of High Performance Partners, a firm of financial, strategic planning, marketing and turnaround consultants from 1989 to 1997. In May 2007, Mr. Ball was appointed as a director of Westaff, Inc., a publicly traded light industrial staffing business based in California, and is a member of the Primary and Secondary Committees of the Compensation Committee of the Board of Directors of Westaff.

John R. Black. Mr. Black is currently a managing director with H.I.G. Capital, a private equity firm headquartered in Miami with offices in Atlanta, Boston, San Francisco, London, Paris and Hamburg. He has 11 years of experience investing in middle market transactions. Prior to H.I.G. Capital, Mr. Black was a senior professional with several leading consulting firms, including Ernst & Young, where he began his business career. He sits on the boards of several portfolio companies of H.I.G. Capital as well as Westaff, a publicly traded light industrial staffing business based in California. Mr. Black graduated from Harvard University in 1987 with a dual degree in applied mathematics and economics.

Thomas R. Ketteler. Mr. Ketteler is currently a consultant to Schottenstein Stores Corporation ("SSC") and a special advisor to the independent directors of American Eagle Outfitters. Previously, Mr. Ketteler served as Executive Vice President of Finance and Treasurer of Schottenstein Stores Corporation ("SSC"), a private company owned by the Schottenstein-Deshe-Diamond families. Mr. Ketteler served SSC as Chief Operating Officer from April 1995 through 2000, as a Director since 1985 and Vice President of Finance since 1981. Prior to SSC, he was a partner in the firm of Alexander Grant and Company, Certified Public Accountants. Mr. Ketteler has served as an officer and director of various other corporations owned or controlled by the Schottenstein family, the members of which beneficially own over ten percent of the common stock of American Eagle Outfitters, Inc. From 1994 through 2003, Mr. Ketteler served as a director of American Eagle Outfitters, Inc., the common stock of which is listed on the New York Stock Exchange.

William J. Nolan IV. Mr. Nolan is currently a principal with H.I.G. Capital, a private equity firm headquartered in Miami with offices in Atlanta, Boston, San Francisco, London, Paris and Hamburg. Prior to joining H.I.G. in 2003, he worked as a management consultant with Bain & Company in its private equity and consumer product practices. He sits on the boards of directors for several of H.I.G. Capital’s portfolio companies. Mr. Nolan earned an M.B.A. from Harvard Business School with High Honors in 2001 and a B.Cp.E from Villanova University in 1996.

Gerald E. Wedren. Mr. Wedren is currently the owner and President of Craig Capital Co., a Washington D.C. and Miami based firm concentrating on mergers and acquisitions, business turnarounds and liquidations since 1972. Since 1960, he has been associated with several firms in both business and legal capacities. Mr. Wedren was the owner and President of Little Tavern Shops, a chain of approximately 30 fast food restaurants in the Washington, D.C. and Baltimore, M.D. areas from 1981 to 1988. He currently is a director and chairman of the Compensation Committee of American Eagle Outfitters, Inc., having served since 1998. In May 2007, Mr. Wedren was appointed as a director of Westaff, Inc., a publicly-traded light industrial staffing business based in California, and serves as a member of its Audit Committee and Nominating and Governance Committee.

In connection with a recapitalization of the Company, which resulted in HIG Capital L.L.C. becoming the beneficial owner of approximately 72% of the equity and voting interests in the Company on a fully-diluted basis, three of the Company’s directors, Randall Prouty, Dr. Michael Finch and Jonathan Lichtman, resigned from the Board of Directors on August 17, 2007. At that time, the number of directors constituting the board of directors was increased to seven, and Mr. Ball, Mr. Black, Mr. Ketteler, Mr. Nolan and Mr. Wedren were appointed to fill the vacancies on the board.  Wayne I. Danson, our Chief Executive Officer, and Wilbank Roche did not resign from the Board as a result of the recapitalization and each continues to serve as a director. Our Board now consists of seven directors, six of whom are independent of ACT management.

On July 19, 2006, Martin Nielson resigned from all offices and other positions that he held with the Company, including his positions as Senior Vice President of the Company and Chief Executive Officer of Encompass, and its wholly-owned subsidiaries. Mr. Nielson's resignation was effective as of June 24, 2006, the date on which his Amended Employment Agreement with the Company and Encompass expired according to its terms.

Other Significant Employees

Lisa A. Welton, President and Chief Executive Officer of Cyber-Test, Inc From 1990 to June 3, 2004, Ms. Welton served as President and Chief Executive Officer of Cyber-Test, where she was responsible for overseeing the company’s operational, marketing, contractual, and communications efforts, including business development and growth. Upon our acquisition of Cyber-Test's assets, Ms. Welton was appointed to the same offices and given the same responsibilities with Cyber-Test. From 1987 to 1989, Ms. Welton served as the National Director of Business Development for Charlan Brock and Associates, an International architectural firm specializing in hotels and high-end custom home developments, where she secured architectural contracts for the firm’s clients in the United States and Europe. From 1985 to 1987, Ms. Welton was Senior Account Manager at Robison, Yesawich and Pepperdine, an advertising and public relations firm, where she coordinated hotel property grand openings and all subsequent press events. Ms. Welton graduated from the University of Wisconsin with a BS degree in advertising and marketing.

Thomas Sutlive, Sr. Vice President of Cyber-Test, Inc. From August 1995 to June 3, 2004, Mr. Sutlive was employed by Cyber-Test, where he served as Vice President, since January 2004, and was responsible for the overall service structure and establishment of purchasing policies and procedures. Upon our acquisition of Cyber-Test's assets, Mr. Sutlive was appointed to the same offices and given the same responsibilities with Cyber-Test. Prior to Mr. Sutlive’s appointment to Vice President, he served as Cyber-Test’s Director of Operations from September 1999 to January 2004 and Purchasing Manager from August 1995 to September 1999. From 1989 to 1995, Mr. Sutlive was Lead Electric Technician with Sprague Electric, where he handled the operational readiness of specialized precision manufacturing equipment. Mr. Sutlive previously held the position of Systems Analyst with Dyncorp, a defense contractor, where he was responsible for generating failure analyses for naval missile tracking systems. Mr. Sutlive earned a bachelors degree from the University of Georgia and served six honorable years with the United States Navy.

Robert Coolidge, President of Vance Baldwin, Inc. Since August 1990, Mr. Coolidge has been employed by Vance Baldwin, Inc, where he served as General Manager, since 1994, and was responsible for business development and marketing. In 2001, Mr. Coolidge was promoted to Vice President and subsequently he was promoted to Senior Vice President responsible for business development, national sales and vendor relations, IT management and development, as well as integration management. Upon our acquisition of the stock of Vance Baldwin on August 17, 2007, Mr. Coolidge was appointed as the President of Vance Baldwin. Mr. Coolidge graduated from Western Carolina University in 1990 with a Bachelor of Science in Business Administration with a concentration in marketing and computer science.

Fred Baldwin, Chief Executive Officer of Vance Baldwin, Inc. Since 1973, Mr. Baldwin has been employed by Vance Baldwin, Inc. and in 1984, he was appointed President and Chief Executive Officer. Upon our acquisition of the stock of Vance Baldwin on August 17, 2007, Mr. Baldwin resigned as President of Vance Baldwin. Mr. Baldwin graduated from Florida State University with a Bachelor's degree in Marketing and Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and beneficial owners during the fiscal year ended June 30, 2007 were filed on a timely basis with the exception of the following report. The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by Wayne Danson on September 19, 2006 was filed late. This Form 4 disclosed the issuance to Mr. Danson on September 13, 2006 of 50 shares of our Series A-1 Preferred in a private placement convertible into 62,500,000 shares of our common stock.

Code of Ethics

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

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by ACT’s security holders during the year ended June 30, 2007.

Audit Committee

ACT has a separately-designated standing Audit Committee, which was established on May 15, 2001 in accordance with Section 3(a)(58)(a) of the Exchange Act. During fiscal 2007, the Audit Committee was composed of Randall Prouty, who served as Chairman of the Audit Committee, and Dr. Michael Finch, each of whom resigned on August 17, 2007 in connection with the recapitalization. Each of Messrs. Prouty and Finch met the criteria for independence for audit committee members set forth in Rule 10A-3(b)(1) promulgated under the Exchange Act and under the relevant Marketplace Rules of The NASDAQ Stock Market LLC. On September 20, 2007, Messrs. Ball, Ketteler and Wedren were appointed to our Audit Committee, each of whom met such independence criteria. Mr. Ketteler was appointed as the Chairman of the Audit Committee.

Audit Committee Financial Expert

During fiscal 2007, we did not have an "audit committee financial expert" as defined under Item 407(d)(5) of Regulation S-B. On September 20, 2007, the Board of Directors determined that Mr. Ketteler met such criteria for the audit committee financial expert. Mr. Ketteler, a member of the Audit Committee and its chairman, an “audit committee financial expert” and is “independent,” as these terms are defined under applicable SEC and NASDAQ rules.

Item 10. Executive Compensation.

Summary Compensation of Executive Officers

The table below sets forth information concerning compensation paid to Wayne I. Danson, John E. Donahue and Steven J. Miller in the fiscal year ended June 30, 2007. None of our executive officers other than Messrs. Danson, Donahue and Miller received compensation of $100,000 or more in fiscal 2007. Mr. Nielson, who served as our Executive Vice President for less than a month of fiscal 2007, earned no compensation in fiscal 2007 and, therefore, is not included in the table below. As set forth below, our compensation program for our executive officers consists of base salary and stock option awards.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)	(h)	(i)	(j)
Wayne I. Danson President, Chief Executive Officer and Director	2007	$287,500	(1)	$50,000	$0		$0	$0	$0	$0	$337,500
John E. Donahue Vice President and Chief Financial Officer	2007	$192,308		$0	$45,000	(2)	$0	$0	$0	$0	$237,308
Steven J. Miller Chief Operating Officer	2007	$134,615		$0	$45,000	(2)	$0	$0	$0 $0	$0	$179,615

(1) Does not include $310,000 of deferred compensation evidenced by a six year promissory note issued on August 17, 2007 to Danson Partners, LLC, an affiliate entity of Wayne Danson. Such deferred compensation includes $125,000 of unpaid fiscal 2005 bonus, $17,425 of accrued interest on such bonus and $167,575 of prior unpaid salary.

(2) The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007, in accordance with SFAS 123(R) of stock awards and thus include amounts from awards granted in and prior to fiscal 2007, specifically 50,000,000 shares of common stock were granted to each of Messrs. Donahue and Miller on September 25, 2006. These shares are valued at $0.0009 per share and vested 20% on September 25, 2006 and 30% on September 26, 2007. The remaining 50% will vest on September 26, 2008. Assumptions used in the calculation of this amount are included in Note 8 of our audited financial statements for the fiscal year ended June 30, 2007 included in Part II - Item 7 included in our Annual Report on Form 10-KSB filed with the SEC on September 28, 2007. In addition, as a result of the change in control, the vesting of an aggregate of 80,000,000 shares of restricted stock previously issued to Messrs. Donahue and Miller as a bonus in connection with the recapitalization was accelerated as described more fully in the section “Employment Agreements and Post-Termination or Change-of-Control Payments” of this Amendment.

Employment Agreements and Post -Termination or Change-of-Control Payments

FY 2007

Wayne I. Danson

On June 7, 2005, we entered into a Services Agreement with Wayne I. Danson and Danson Partners, LLC, a limited liability company of which Mr. Danson is a principal. The Services Agreement was effective as of January 1, 2005 and expired on December 31, 2006.

Under the Services Agreement, Danson Partners provided Mr. Danson’s services to us, and in such capacity, Mr. Danson served as our Chief Executive Officer, President and Chief Financial Officer. Mr. Danson also agreed to serve as a member of our Board of Directors and as a director and officer of each of our subsidiaries without additional compensation.

Under the Services Agreement, we paid Danson Partners an annual base fee of $250,000. Danson Partners also received (i) a cash bonus of $250,000, including $50,000, which was paid in July 2004, and $75,000, which was paid in January 2005, with the remaining $125,000 to be earned as of August 1, 2005 and paid on or before August 31, 2005 (such amount was paid in connection with the recapitalization in the form of a six year promissory note in the aggregate principal amount of $310,000 issued on August 17, 2007 to Danson Partners, LLC, an affiliate entity of Wayne Danson) and (ii) a share bonus of 200,000,000 fully vested shares of our common stock which were issued contemporaneously with the execution of the Services Agreement. We also insured Mr. Danson under a $2,000,000 term life insurance policy, the beneficiary of which was Mr. Danson’s wife, and under a $2,000,000 key man life insurance policy, of which we were the beneficiary.

On March 14, 2007, we entered into a two-year employment agreement with Mr. Danson pursuant to which Mr. Danson agreed to continue serving as our President and Chief Executive Officer. The employment agreement was effective as of January 1, 2007 and terminated on August 17, 2007 in connection with the recapitalization described herein.

Under the employment agreement, Mr. Danson was entitled to receive a base salary of $350,000 in the first year of employment and a base salary of $400,000 in the second year. Mr. Danson was also eligible to earn a signing bonus of $50,000 upon execution of the Agreement which was payable on May 15, 2007 or earlier if we received certain financing and a bonus of between $250,000 and $500,000, as determined by our Compensation Committee, upon the consummation of certain acquisition transactions. In the employment agreement, we acknowledged accrued compensation owed pursuant to Mr. Danson’s recently expired Services Agreement in the amount of $342,575 which was payable on May 15, 2007, or earlier if we received certain financing. Certain of the payments owed to Mr. Danson under his employment agreement were paid as described below under the heading “Post-Recapitalization.”

John E. Donahue and Steven J. Miller

On September 25, 2006, we entered into employment agreements with John E. Donahue and Steven J. Miller pursuant to which Mr. Donahue would serve as our Chief Financial Officer and Mr. Miller would serve as our Chief Operating Officer. These agreements were in place prior to the recapitalization. Under these employment agreements, Mr. Donahue was entitled to receive a base salary of $250,000 in the first and second years of employment and a base salary of $275,000 in the optional year, if we exercised our option. Mr. Miller was entitled to receive a base salary of $175,000 in the first year of employment, $200,000 in the second year and $225,000 in the optional year. The remaining terms of the employment agreements of Mr. Donahue and Mr. Miller are identical and are as follows:

•	Each agreement was effective as of September 25, 2006 and expired on the second anniversary thereof unless terminated earlier in accordance with its terms.

•
Each executive received an award of 50,000,000 restricted shares of common stock, priced at the closing price per share as of the date of grant, of which (i) 10,000,000 shares shall be vested immediately upon September 25, 2006, (ii) 15,000,000 shares will fully vest on September 26, 2007, and (iii) 25,000,000 shares will fully vest on September 26, 2008; provided, as to each vesting traunche, that the executive is then employed by us.

•
For each fiscal year or portion thereof during the term of each employment agreement, each executive was eligible to receive a discretionary annual performance bonus, in cash, options to purchase shares of common stock and/or restricted shares of common stock, in an amount determined by the Compensation Committee.

•	We were obligated to provide a $1,000,000 term life insurance policy on each executive and to insure each executive under a $2,000,000 key man life insurance policy.

The agreements also provided for various post-termination and change-in-control payments to Messrs. Donahue and Miller. HIG’s investment and purchase of shares of the Series C Preferred in connection with the recapitalization constituted a “change-in control” under the agreements, and we terminated the agreements. As described below under the heading “Post-Recapitalization,” in connection with the termination of their September 25, 2006 agreements, Messrs. Donahue’s and Miller’s unvested stock awards became immediately vested Under their agreement, a “change of control” was defined as any one of the following:

(i)   The date a “change in ownership” of ACT occurs as determined under the Treasury Regulations promulgated under Code Section 409A;

(ii)  The date a “change in effective control” occurs as determined under the Treasury Regulations promulgated under Code Section 409A; or

(iii) The date a “change in ownership of a substantial portion of the corporation’s assets” occurs as etermined under the Treasury Regulations promulgated under Code Section 409A. However, a change in ownership of a substantial portion of the corporation’s assets will not occur unless a person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition) assets from ACT that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of the assets of ACT immediately prior to such acquisition or acquisitions.

Martin Nielson

On June 24, 2004, we entered into a two-year employment agreement, as amended effective June 1, 2005, with Mr. Martin Nielson, our former Senior Vice President, Acquisitions. Mr. Nielson’s employment contract expired by its terms on June 23, 2006. Under the terms of the employment agreement Mr. Nielson was entitled to earn up to 50,000,000 shares of our restricted stock valued at $.01 per share to vest over a two year period. On July 1, 2005, 12,500,000 shares of restricted common stock vested and were issued to Mr. Nielson. Under the terms of a general release and settlement agreement with Mr. Nielson entered into on July 19, 2006, the unvested portion of the common stock grant or 37,500,000 shares valued at $375,000 was forfeited by Mr. Nielson.

Post-Recapitalization

Prior to the recapitalization, we were obligated to pay approximately $1,048,000 for accrued and unpaid management compensation, unreimbursed business expenses and the outstanding principal balance and accrued interest with respect to an unsecured promissory note dated April 24, 2006 issued by us to Wayne Danson. We satisfied the outstanding debts with management with an aggregate payment of approximately $488,000 and an agreement with Mr. Danson’s consulting company to pay the consulting company $310,000, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of us or the six-year anniversary of the closing of the transactions described herein. Mr. Danson also agreed to restructure a potential $250,000 bonus until such time as we satisfy certain milestones as described in Mr. Danson’s employment agreement (described below). In addition, each of Messrs. Danson, Donahue and Miller exchanged, in the aggregate, 275 (or $275,000) shares of our Series A-1 Preferred for our Series A-2 Preferred.

On August 17, 2007, and in connection with the recapitalization, we entered into an employment agreement with Wayne I. Danson to serve as our Chief Executive Officer and President. Under this agreement, we agreed to cause Mr. Danson to continue as one of our directors, and Mr. Danson agreed to serve as a director. In addition, at the request of our Board of Directors he will serve as a director or officer of any of our subsidiaries without additional compensation. Mr. Danson receives a base salary of $300,000 per year; if he earns a “success bonus” (as defined below), his base salary will be increased to $325,000 for the remaining employment term. Among other benefits, Mr. Danson receives an auto allowance of $750 per month. In addition, Mr. Danson is eligible to receive (i) a “success bonus,” which represents his deferred existing bonus in the amount of $250,000 to which he will be entitled if certain milestones, as specified in the agreement, are met, and (ii) an “exit bonus” to which, subject to certain conditions, he will be entitled if a change of control occurs while he is employed by us. In the event certain conditions are satisfied and a change of control occurs after Mr. Danson’s employment is terminated without “cause” or he resigns for “good reason”, Mr. Danson will be entitled to 50% of the “exit bonus”.

On the August 17, 2007, and in connection with the recapitalization, we entered into employment agreements with John E. Donahue to serve as our Vice President and Chief Financial Officer and Steven J. Miller to serve as our Chief Operating Officer. Under their respective agreements, Mr. Donahue’s base salary is $237,500 per year, and Mr. Miller’s base salary is $187,500 per year. In addition, to the extent a “success bonus” is earned, Messrs Donahue and Miller’s base salary will increase to $250,000 and $225,000 respectivley.

Certain terms of the employment agreements of Messrs. Danson, Donahue and Miller are identical and are set forth below:

•
Each executive is eligible to receive a “performance bonus.” A “performance bonus” is equal to a variable percentage of the executive’s base salary, determined by measuring actual EBITDA (as defined therein) against the target EBITDA (as defined therein) of any fiscal year during which the executive was employed for any portion of that year.

•
Subject to certain conditions, the executive will receive a one time “exit bonus”, which will be payable to the executive in cash not later than 30 days after a “Disposition Event” (as defined therein). The amount of the exit bonus will be determined pursuant to a formula set forth in the respective employment agreement, and will depend on executive’s current employment with us or the circumstances of executive’s termination of employment with us, but in no event will exceed $2,500,000 in the aggregate for Messrs. Danson, Donahue and Miller. In no event will the sum of the exit bonus and any other amounts required to be taken into account under Section 280G of the Code in connection with the Disposition Event exceed 299% of the executive’s “Base Amount” as determined pursuant to Section 280G of the Code.

•
The employment agreement contains restrictive covenants prohibiting the executive from competing with us or soliciting our employees or customers for another business during the term of the agreement and for a period of 2 years after termination or the end of the employment term. In the event the Severance Period (as defined below) is equal to six months, such restrictive covenants will survive for a period of 1 year after termination or the end of employment.

•
We are obligated to provide a $2,000,000 term life insurance policy on the executive’s life, with a beneficiary of his choosing, and, at our option, may insure the executive under a key man life insurance policy.

•
We may terminate the employment agreement for “cause” as defined therein or in the event that the respective executive becomes “Permanently Disabled” as defined therein. The executive may terminate his agreement for “Good Reason” as defined therein. The employment agreement will automatically terminate upon the executive’s death.

The agreements provide for the following post-termination and change-in-control payments to Messrs. Danson, Donahue and Miller:

•
In the event that we terminate the executive’s employment without cause, we will pay to the executive (i) any accrued base salary and reimbursement for business expenses and, if applicable, auto expenses incurred prior to the termination date, (ii) any unpaid success and/or performance bonus, to the extent such bonus has been earned and (iii) a severance payment (the “Severance Payment”) equal to the additional amount of base salary which would have been payable to the executive during the six-month period immediately following the termination date or, if the executive earned a success bonus prior to termination, the twelve-month period immediately following the termination date (the “Severance Period”), which Severance Payment will be paid in accordance with our standard payroll practices over the course of the Severance Period after the date on which the executive incurs a “separation from service,” as such term is defined in Internal Revenue Code.

•
In the event that the executive’s employment is terminated for any reason, we will pay to the executive any accrued base salary and reimbursement for business expenses and, if applicable, auto expenses incurred prior to the termination date and any accrued unpaid success and/or performance bonus, to the extent such bonus has been earned, which amounts shall be payable in cash to the executive in a lump sum no later than 30 days after the termination date. In addition, if we terminate the executive’s employment for any reason other than for Cause or by the executive for Good Reason, the executive will be deemed to have earned (i) a performance bonus if 270 days have passed in any fiscal year, which performance bonus will be paid on a pro rata basis for the period of time the executive was employed prior to termination and (ii) a success bonus if the conditions set forth in the agreement occur within three months of such termination.

•
We will indemnify the executive for any losses, damages, claims, costs and expenses incurred by the executive resulting from any act or omission of us or from our failure to perform any of our obligations under the respective agreement.

Under the terms of their prior employment agreements with us, Messrs. Donahue and Miller were entitled to each receive and aggregate of 40,000,000 shares of our restricted common stock upon a “change of control” as defined in the agreements. HIG’s investment and purchase of shares of the Series C Preferred constituted such a “change in control.” Therefore, our Board of Directors has granted and anticipates awarding an aggregate of 80,000,000 shares of restricted stock to Messrs. Donahue and Miller upon the filing of the amended Articles of Incorporation authorizing additional shares of common stock as described herein.

Equity Awards in 2007

During fiscal year 2007, our Compensation Committee recommended, and our full Board of Directors approved, stock awards to each of John E. Donahue and Steven J. Miller in the amount of 50,000,000 shares of our restricted common stock. The awards were granted on September 25, 2006 following each individual’s election as an executive officer on the same date. The restricted common stock was awarded pursuant to our 2005 Stock Plan. The stock awards were valued at $.0009 on the date of grant or $45,000 to each executive.

In connection with the recapitalization described herein, our Board of Directors approved the issuance of options representing an aggregate of 10.5% of the available pool under our amended and restated stock plan to the following our following executive officers pursuant to the terms of separate option agreements:

Wayne I. Danson, President and CEO	4.5%
John E. Donahue VP and CFO	2.0%
Steven J. Miller COO	3.5%
Robert Coolidge, President, Vance Baldwin, Inc.	0.5%

Messrs. Danson’s, Donahue’s and Miller’s options will vest according to the following schedule:

•	25% of the options awarded will be vested immediately,

•	37.5% of the options awarded will vest quarterly in equal increments over three years, and

•	37.5% of the options awarded over three years if certain EBITDA targets are met.

Mr. Coolidge’s options will vest according to the following schedule:

•	25% of the options awarded will be vested immediately,

•	42% of the options awarded will vest quarterly in equal increments over three years, and

•	33% of the options awarded will vest over three years if certain EBITDA targets are met.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any of our named executive officers which were outstanding as of the fiscal year end, June 30, 2007.

Director Compensation

Our directors did not receive any cash or stock compensation for their services as a director in fiscal 2007, but were reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director. Each of the independent directors is entitled to $25,000 in cash compensation, payable $6,250 per quarter of services rendered. In addition, the chairman of each of our audit and compensation committees was entitled to an additional $5,000 per committee in cash compensation. In fiscal 2007, our independent directors did not receive any cash compensation from the Company. On August 17, 2007, Messrs. Prouty, Finch, Lichtman and Roche received an aggregate of $365,000 for accrued directors’ fees. These directors used $175,000 of such funds to purchase shares of our Series A-2 Preferred.

Director Compensation Table

The table below summarizes the compensation that we paid to non-employee Directors for the fiscal year ended June 30, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Dr. Michael Finch	$66,250	(1)	-	-	-	-	-	$66,250
Jonathan J. Lichtman	$96,250	(1)	-	-	-	-	-	$96,250
Randall Prouty	$106,250	(1)	-	-	-	-	-	$106,250
Wilbank J. Roche	$96,250	(1)	-	-	-	-	-	$96,250

(1) A total of $175,000 of cash compensation paid to the directors ($43,750 to each director) was used to purchase shares of our Series A-2 Preferred stock.

Following the recapitalization, we adopted new standards for the compensation of our independent directors. Our credit agreement with Sankaty Advisors limits our aggregate outside board fees to $60,000 if our EBITDA for such fiscal year is below $5,800,000. Under this schema, each independent director will receive an annual retainer of $10,000 per year and a committee retainer (for participation in one or multiple committees) of $2,000 per year. Such retainers may be increased if we meet higher EBITDA targets, with a maximum of $100,000 in aggregate outside board fees authorized under our credit agreement if EBITDA exceeds $6,200,000. Under this schema, each independent director will receive an annual retainer of $15,000 per year and a committee retainer (for participation in one or multiple committees) of $5,000 per year. Regardless of our EBITDA for any fiscal year, we will also pay our independent directors $500 per meeting for in-person attendance at a Board meeting and $250 per meeting for attendance at a Board meeting via teleconference.

In addition to the cash compensation described above, each independent Board member will also receive 50,000,000 options with an exercise price at our share price on the date of issuance. All options will vest after twelve months. On August 17, 2007, and in connection with the recapitalization, we granted each of Wilbank Roche, John G. Ball, Thomas R. Ketteler and Gerald E. Wedren, our independent directors, 50,000,000 options each at an exercise price of $.00075.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of October 29, 2007, we had 4,997,711,570 shares of common stock, 8412.206667 shares of Series A-2 Preferred, 1,000 shares of Series C Preferred and 1,000 shares of Series D Preferred outstanding. The following table sets forth information concerning the ownership of our common and preferred stock as of such date by each person known to us to be the beneficial owner of more than five percent of a class of our voting capital stock, by each of our directors and executive officers, and by our directors and executive officers, as a group.

	Common Stock Beneficially Owned (2)			Series A-2 Preferred Stock Beneficially Owned		Series C Preferred Stock Beneficially Owned		Series D Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	# of Shares		% of Class	# of Shares (on an as converted basis)	% of Class	# of Shares (on an as converted basis)	% of Class	# of Shares (on an as converted basis)	% of Class	% of Vote
5% Beneficial Owners
ACT-DE LLC(3)	-		-	-	-	78,399,417,171	91.38%	-	-	71.11%
Sankaty entities(4)	-		-	-	-	7,322,678,357	8.54%	-	-	6.64%

Fred Baldwin	-		-	-	-	-	-	2,697,983,647	31.25%	2.45%
Robert Coolidge	111,016,771		1.50%	-	-	-	-	4,856,370,565	56.25%	4.51%
Scott Cameron	-		-	-	-	-	-	1,079,193,459	12.50%	*

Officers and Directors
Wayne I. Danson President, CEO & Director	1,204,309,771		16.25%	104,166,167	1.24%	-	-	-	-	1.19%
John E. Donahue VP & Chief Financial Officer	494,067,084	(5)	6.67%	156,250,000	1.86%	-	-	-	-	*
Steven J. Miller Chief Operating Officer	827,117,397	(5)	11.16%	312,500,000	3.71%	-	-	-	-	1.03%

Wilbank J. Roche Director	93,507,143	1.26%	72,916,667	*	-	-	-	-	*
John G. Ball Director	-	-	-	-	-	-	-	-	-
John R. Black Director	-	-	-	-	-	-	-	-	-
Thomas R. Ketteler Director	-	-	-	-	-	-	-	-	-
William J. Nolan IV Director	-	-	-	-	-	-	-	-	-
Gerald E. Wedren Director	-	-	-	-	-	-	-	-	-
Executive Officers and Directors as a group (9 persons)	2,619,001,395	35.35%	645,833,334	7.68%	-	-	-	-	2.88%

* Less than one percent (1%)

(1)	Except as otherwise indicated, the address of each person named in the above table is c/o Advanced Communications Technologies, Inc., 420 Lexington Avenue, New York, NY 10170.

(2)
Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors.

(3)
As reported in a Schedule 13G filed with the Securities and Exchange Commission on August 17, 2007, H.I.G.-ACT, Ltd., a Cayman Islands corporation (“HIG ACT”), is the sole member of ACT-DE LLC, a Delaware limited liability company (“ACT LLC”). As the sole member of ACT LLC, HIG ACT has the power to vote and dispose of the shares of our capital stock owned by the ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Capital Partners III, L.P., a Delaware limited partnership (“HIG CP III”), is a shareholder of HIG ACT. As a shareholder of HIG ACT, HIG CP III has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Advisors III, L.L.C., a Delaware limited liability company (“HIG LLC”), is the general partner of HIG CP III. As the general partner of HIG CP III, HIG LLC has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Investment Group III, L.P., a Cayman Islands limited partnership (“HIG IG III”) is a shareholder of HIG ACT. As a shareholder of HIG ACT, HIG IG III has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Associates III, L.P., a Cayman Island limited partnership (“HIG Associates”) is the general partner of HIG IG III. As the general partner of HIG IG III, HIG Associates has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G.-GPII, Inc., a Delaware corporation (“HIG GP”) is the manager of HIG LLC and the general partner of HIG Associates. As the manager of HIG LLC and the general partner of HIG Associates, HIG GP has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. Anthony Tamer and Sami Mnaymneh are the Co-Presidents of HIG GP, and in that capacity direct its operations. Therefore, Anthony Tamer and Sami Mnaymneh may be deemed to be beneficial owners of shares beneficially owned by HIG GP. Each of HIG Act, HIG CP III, HIG LLC, HIG IG III, HIG Associates, HIG GP, Mr. Tamer and Mr. Mnaymneh disclaim beneficial ownership except to the extent of their pecuniary interest in the shares. The address for HIG-DE LLC is c/o H.I.G. Capital L.L.C., 855 Boylston St., 11th Floor, Boston, MA 02116.

(4)
Includes Prospect Harbor Credit Partners, L.P., Sankaty Credit Opportunities II, L.P. and Sankaty Credit Opportunities III, L.P. The address of the Santaky entities is 111 Huntington Avenue, Boston, MA 02199.

(5)
Includes 40,000,000 shares of restricted stock previously granted to each of Messrs. Donahue and Miller. As a result of the change in control that occurred in connection with the recapitalization, the Company accelerated the vesting of such shares.

Changes in Control

On August 17, 2007 we entered into a series of transactions to effect a recapitalization which, among other transactions, included the following:

•	the acquisition of a new operating subsidiary, Vance Baldwin, Inc. for cash, a convertible note and shares of our Series D Preferred Stock;

•
the offer and sale of a significant preferred stock investment of more than $6 million by ACT-DE, LLC, an affiliate of H.I.G. Capital, LLC, which, together with certain other parties, received newly designated Series C Preferred Stock, constituting approximately 79.5% of the ownership interest in the Company (before dilution for stock options issued to management as described herein); and

•	the issuance of approximately $23.5 million in senior and subordinated notes pursuant to a Note Purchase Agreement, for which Sankaty Advisors, LLC is the collateral agent.

In connection with the above-described recapitalization, the Company offered the holders of the Company’s Series A Convertible Preferred Stock, par value $.01 per share, Series A-1 Convertible Preferred Stock, par value $.01 per share (the “Series A-1 Preferred”), and Series B Convertible Preferred Stock, par value $.01 per share, the right to exchange such stock for the newly designated Series A-2 Preferred (the “Exchange”). In the Exchange, the existing preferred stockholders provided a full release of any claims against the Company, but were not required to provide any other consideration other than the surrender of their outstanding shares of preferred stock. In connection with the recapitalization, the Company also paid off outstanding debts to certain creditors with an aggregate payment of approximately $3,600,000 in cash. One creditor received a convertible promissory note in addition to a cash payment. Certain of these creditors then purchased shares of the Series A-2 Preferred from one of the stockholders receiving such stock pursuant to the Exchange.

There are no other arrangements known to us the operation of which may result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2007 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: None	0	0	0
Equity compensation plans not approved by security holders: 2005 Stock Plan	0	0	700,000,000
Total	0	$0	700,000,000

Our 2005 Stock Plan was adopted by the Board of Directors on June 26, 2005. In connection with the recapitalization described herein, our Board of Directors voted to amend and restate our 2005 Stock Plan (the “2005 Plan”) on August 16, 2007. The material revision to the 2005 Plan was an increase in the number of shares of common stock available for issuance under the 2005 Plan from 700,000,000 shares to 15,000,000,000 shares subject to stockholder approval as an amendment to our Articles of Incorporatoin to increase the number of authorized shares of our common stock.

The objectives of the 2005 Plan are to optimize the profitability and growth of ACT through incentives which are consistent with ACT’s goals and which link the personal interests of participants in the 2005 Plan to those of ACT’s stockholders; to provide participants with an incentive for excellence in individual performance; and to promote teamwork among participants. The 2005 Plan is further intended to provide flexibility to ACT in its ability to motivate, attract, and retain the services of employees, consultants and non-employee directors who make significant contributions to ACT’s success and to allow participants to share in the success of ACT. All employees of ACT and its subsidiaries (“Employees”) and members of the Board who are not Employees (“Non-Employee Directors”) are eligible to participate in the 2005 Plan. Consultants and advisors who perform services for ACT or any of our subsidiaries (“Key Advisors”) are also eligible to participate in the 2005 Plan if the Key Advisors render bona fide services to ACT or our subsidiaries, the services are not in connection with the offer and sale of securities in a capital-raising transaction and the Key Advisors do not directly or indirectly promote or maintain a market for ACT’s securities.

At October 29, 2007, there were approximately 205 Employees, Non-Employee Directors and Key Advisors of ACT and its subsidiaries eligible to participate in the 2005 Plan.

The aggregate number of shares of our common stock, which may be issued under the 2005 Plan, is 700,000,000 shares, subject to proportionate adjustment in the event of stock splits and similar events. There is no limitation on the number of shares which may be issued to any individual under the 2005 Plan, including any officer or director. No awards may be granted under the 2005 Plan on or after June 26, 2015. If any award granted under the 2005 Plan is canceled or terminates, expires or lapses for any reason, the number of shares subject to the award will again be available for purposes of the 2005 Plan.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the last two fiscal years, we have not entered into any material transactions or series of transactions which, in the aggregate, would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, nor are any such transactions presently proposed, except as follows:

•	Prior to January, 2007, we obtained the service of Mr. Danson through a services agreement with his wholly owned company, Danson Partners, LLC.

•
In July 2006, we entered into a settlement agreement with Pacific Magtron International Corporation, Theodore S. Li, Hui Cynthia Lee and others with respect to the settlement of certain litigation and other potential claims, including the termination of Mr. Li and Ms. Lee’s employment contracts with us, involving Pacific Magtron, Encompass Group Affiliates (one of our subsidiaries), Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, Wayne Danson, our Chief Executive Officer and us. Pacific Magtron’s entry into the settlement agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of Pacific Magtron’s plan of reorganization. Pursuant to this plan of reorganization, we contributed $50,000 on behalf of Pacific Magtron’s stockholders to effectuate the plan of reorganization and a subsidiary of Pacific Magtron merged with an unrelated entity, Herborium, Inc. In connection with the merger, Pacific Magtron changed its name to Herborium Group, Inc. Upon closing of the merger, we paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. In addition, Mr. Li and Ms. Lee received 4,585,554 shares, in the aggregate, of common stock of Herborium Group valued at $175,000. A special stock distribution of shares of Herborium Group was made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock. A more detailed description of the terms of the settlement agreement is contained in our Current Report on Form 8-K filed with the SEC on August 16, 2006.

•
On September 8, 2006, we entered into an investment agreement with each of Wayne Danson, John Donahue, Steve Miller, Anthony Lee and Dr. Gerald Holland, pursuant to which we agreed, among other things, to sell shares of Series A-1 Preferred stock to these investors. The transactions contemplated by the investment agreement closed on September 13, 2006. At the closing, and pursuant to the investment agreement, we sold the investors an aggregate of 340 shares of Series A-1 Preferred at a purchase price of $1,000 per share. In connection with this sale, we received aggregate gross proceeds of $340,000 as follows: (a) $50,000 from one of our officers, (b) $225,000 from persons who were expected to become our employees and (c) $65,000 from outside investors. In addition to the rights applicable to all holders of Series A-1 Preferred, these investors were granted certain piggyback registration rights in the event that the shares of Series A-1 Preferred were converted into shares of our common stock.

•
In connection with the recapitalization described under the caption “Change in Control,” we entered into a five-year management agreement with HIG Capital. HIG Capital is an affiliate of ACT-DE, LLC, which owns shares entitled to cast approximately 72% of the votes which may be cast by all of our stockholders. Under the management agreement, HIG Capital provides management and consulting services to us and our subsidiaries, subject to the supervision of the our Board of Directors. We pay a cash consulting and management fee to HIG Capital, currently not to exceed $500,000 per annum. The fee is payable only to the extent permitted under a Note Purchase Agreement, for which Sankaty Advisors, LLC is the collateral agent, and the amount of the fee depends on whether we have met certain financial objectives. If payment of the fee is prohibited by the Note Purchase Agreement, the unpaid amount will accrue interest at the rate of 5% per annum, compounded annually. In addition, we have agreed to reimburse HIG Capital for expenses incurred in connection with the performance of management and consulting services with respect to us. At the same time, we also entered into a five-year investment advisory services agreement with HIG Capital, pursuant to which HIG Capital will provide certain financial advisory services to us and our subsidiaries, subject to the supervision of our Board of Directors. In connection with any transaction introduced, arranged, managed and/or negotiated by HIG Capital, including an acquisition, disposition, sale of us, or financing, we will pay HIG Capital an investment banking fee and a supplemental management fee, each equal to a percentage of (i) the enterprise value of an acquisition or disposition, (ii) the financing amount, in connection with a debt or equity financing, or (iii) the benefit value, in connection with any other transaction not in the ordinary course of business. The investment banking fee and supplemental management fee with respect to future transactions will be payable only to the extent permitted under the Note Purchase Agreement. If payment of the fees is prohibited by the Note Purchase Agreement, the unpaid amount will accrue interest at the rate of 5% per annum, compounded annually. We paid HIG Capital a combined investment banking and supplemental management fee of $525,000 in connection with the purchase by certain investors, including HIG Capital, of Series C Preferred pursuant to a Series C Purchase Agreement. Under both the management agreement and the investment advisory services agreement, we will reimburse HIG Capital for expenses incurred in performance of its duties thereunder. Both agreements require us to indemnify HIG Capital and its affiliates with respect to losses or claims arising from HIG Capital’s performance of services, except as a result of its gross negligence or willful misconduct. Either party may terminate the management agreement or the investment advisory services agreement in the event of a breach of material terms by the other party, and HIG Capital is entitled to recover damages in the event of such a breach by us.

•
Our principal executive office is located at 420 Lexington Avenue, Suite 2739, New York, New York 10170. We, through a license agreement effective August 15, 2007 with Danson Partners, LLC, a party related to our chief executive officer, effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,200 square feet of office space through May 31, 2010, and licenses for its use all the furniture, fixtures, filing cabinets, computers, servers, office equipment, etc. that it needs to conduct its business.

•
On August 17, 2007, we issue a note to Mr. Danson’s consulting company, Danson Partners, LLC, to in the aggregate principal amount of $310,000, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of us or August 17, 2013. We issued this note to satisfy certain outstanding obligations owed to Danson Partners in connection with Mr. Danson’s employment with us.

•
Upon the closing of the recapitalization, Dr. Finch and Messrs. Lichtman, Prouty and Roche, the four pre-closing independent directors of the Company received an aggregate of $365,000 for accrued directors’ and special committee fees of which $175,000 was used by the directors to purchase shares of Series A-2 Preferred.

•
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

Director Independence

During fiscal 2007, the following members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC: Messrs. Prouty and Roche and Dr. Finch. During fiscal 2007 until his resignation on August 17, 2007, Mr. Prouty served on the Audit Committee and the Compensation Committee. During 2007 until his resignation from the Board of Directors on August 17, 2007, Dr. Finch served on the Audit Committee. Mr. Roche also served on the Compensation Committee in fiscal 2007. Messrs. Prouty and Dr. Finch satisfied the criteria set forth under the Marketplace Rules of The NASDAQ Stock Market LLC relating to the heightened independence standards for members of the Audit Committee. Although Mr. Roche satisfied the independence criteria as a member of the Board of Directors, the Board determined that he did not satisfy a separate SEC independence requirement, which provides that a director may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation. We have paid fees to the law firm of Roche & Holt, of which Mr. Roche is a principal, for legal services rendered to us. Under applicable NASDAQ rules, members of the Compensation Committee must be independent.

Our Board of Directors has determined that Messrs. Ball, Black, Ketteler, Nolan, Roche and Wedren satisfy the independence requirements of NASDAQ. The current members of the Audit Committee, Messrs. Ball, Ketteler and Wedren, satisfy both the separate independence requirements of NASDAQ and the SEC for members of the Audit Committee. Messrs. Nolan, Roche and Wedren currently serve on the Compensation Committee.

The Board of Directors did not consider any transaction, relationship or arrangement not otherwise disclosed below under the heading “Certain Relationships and Related Transactions” in determining the independence of Messrs. Ball, Black, Ketteler, Nolan, Roche and Wedren.

Item 13.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Item 14.  Principal Accounting Fees and Services.

Berenson LLP served as our independent auditors for the fiscal year ended June 30, 2006 through May 11, 2007. J.H. Cohn LLP (“JH Cohn”) served as our independent auditors for the balance of fiscal year ended June 30, 2007. We have been billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category	Fiscal 2007	Fiscal 2006

Audit Fees¹	$112,000	$73,736
Audit-Related Fees[2]	$10,000	$3,660
Tax Fees[3]	$-	$-
All Other Fees[4]	$122,000	$121,863
TOTAL	$244,000	$197,759

¹ Audit fees consisted of fees for the audit of our annual financial statements, review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of our documents filed with the SEC. This category includes (i) $70,000 billed by JH Cohn for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2007 and the review of our Form 10-KSB for the fiscal year ended June 30, 2007 and (ii) $42,000 billed by Berenson for the reviews of our consolidated financial statements included in our Forms 10-QSB for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007. In fiscal 2006, Berenson billed us (a) $43,853 for the audit of the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2006 and the review of the Company’s Forms 10-KSB for the fiscal year ended June 30, 2006 and (b) a total of $29,883 for the reviews of our consolidated financial statements included in the Company’s Forms 10-QSB for the quarters ended December 31, 2005 and March 31, 2006.

  2Audit-related fees consisted of fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002. This category includes fees billed by Berenson for the fiscal year ended June 30. 2007 in the amounts of $10,000 for services rendered in connection with a restatement of certain annual and quarterly financial statements and, for the fiscal year ended June 30, 2006, $2,160 related to correspondence with the SEC for audit related matters. Also for the fiscal year ended June 30, 2006, fees in the amount of $1,500 were billed for professional services rendered by our independent auditors prior to Berenson, Weinberg & Company, P.A., in connection with the filing of a Form 8-K

3Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

4Other than the services described above, the aggregate fees billed for services rendered by Berenson were $122,000 and $121,863 for the fiscal years ended June 30, 2007 and 2006, respectively. These fees were related to the audits and due diligence services for acquiring certain business targets.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of October 2007.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

By:  /s/ Wayne I. Danson

Name:  Wayne I. Danson
Title:  President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Wayne I. Danson	President, Chief Executive Officer and Director	October 29, 2007
Wayne I. Danson	(Principal Executive Officer)

/s/ John E. Donahue	Vice President and Chief Financial	October 29, 2007
John E. Donahue	Officer, (Principal Accounting Officer)

/s/ John Black	Director	October 29, 2007
John Black

/s/ J.G. (Pete) Ball	Director	October 29, 2007
J.G. (Pete) Ball

/s/ Thomas R. Ketteler	Director	October 29, 2007
Thomas R. Ketteler

/s/ Wilbank J. Roche	Director	October 29, 2007
Wilbank J. Roche

/s/ William J. Nolan	Director	October 29, 2007
William J. Nolan

/s/ Gerald E. Wedren	Director	October 29, 2007
Gerald E. Wedren

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.