Form 10QSB
period 2007-09-30
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2007-11-19
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(check one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 2, 2007, there were 4,997,711,570 shares of the registrant’s no par value common stock issued and outstanding.

Transmittal Small Business Disclosure Format (check one): Yes ☐ No ☒

Advanced Communications Technologies, Inc.

Part II-Other Information

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission Of Matters To A Vote Of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

As used herein, the terms the “Company,” “Advanced Communications Technologies,” “ACT,” “we,” “us” or “our” refer to Advanced Communications Technologies, Inc., a Florida corporation.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in the “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this quarterly report constitute “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”)) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “believes,” “expects,” “anticipates,” “could,” “estimates,” “grow,” “plan,” “continue,” “will,” “seek,” “scheduled,” “goal” or “future” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$3,375,578	$843,721
Restricted cash	752,866	--
Accounts receivable, net of allowances of $302,585 and $6,919, respectively	6,054,530	429,105
Inventory	2,403,145
Replacement parts and equipment	478,683	371,353
Due from vendors	891,107	—
Prepaid expenses and other current assets	642,526	84,083
Total Current Assets	14,598,435	1,728,262
Property and equipment, net	500,285	261,849
Other Assets
Deferred financing costs, net	891,846	—
Deferred acquisition costs	363,588	885,364
Intangibles assets, net	3,950,000	—
Goodwill	20,654,521	2,624,388
Other assets	37,373	7,960
Total Other Assets	25,897,328	3,517,712

TOTAL ASSETS	$40,996,048	$5,507,823

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Current Liabilities
Accounts payable	$4,689,133	$2,197,344
Accrued expenses	2,135,971	1,375,363
Escrow liability	752,866	—
Notes payable, current portion	507,614	617,068
Capitalized lease obligation, current portion	42,654	15,341
Total Current Liabilities	8,128,238	4,205,116
Long Term Liabilities
Senior Notes, net of unamortized original issue discount and current portion	11,997,642	—
Senior Subordinated Notes, net of unamortized original issue discount	11,514,668	—
Convertible notes payable	1,206,146	—
Note payable, officer	310,000	—
Capitalized lease obligation, less current portion	63,154
Convertible preferred stock
Series A convertible preferred stock, $.01 par value	—	3,006,200
Series B convertible preferred stock, $.01 par value	—	40,000
Series A-1 convertible preferred stock, $.01 par value		340,000
Series A-2 convertible preferred stock, $.01 par value	4,206,105	—
Series C convertible preferred stock, $.01 par value	6,300,000	—
Series D convertible preferred stock, $.01 par value	633,962	—
Total Long Term Liabilities	36,231,677	3,386,200
TOTAL LIABILITIES	44,359,915	7,591,316
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 5,000,000,000 shares authorized, 4,997,711,570 issued and outstanding	31,092,290	31,092,290
Additional paid-in capital	1,280,374	1,280,374
Accumulated deficit	(35,736,531)	(34,456,157)
Total Stockholders' Deficiency	(3,363,867)	(2,083,493)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$40, 996,048	$5,507,823

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,
	2007	2006

NET SALES	$9,071,801	$2,140,837
COST OF SALES	7,012,158	1,374,856
GROSS PROFIT	2,059,643	765,981

OPERATING EXPENSES
Depreciation and amortization	107,870	19,536
Selling, general and administrative expenses (including stock-based compensation of $370,716 and $0, respectively)	2,096,396	819,468
TOTAL OPERATING EXPENSES	2,204,266	839,004

Loss From Operations	(144,623)	(73,023)

OTHER INCOME (EXPENSE)
Other income	76,132	—
Interest expense, net	(391,978)	(11,417)
TOTAL OTHER EXPENSE	(315,846)	(11,417)

NET LOSS	(460,469)	(84,440)

Deemed dividend on preferred stock	(819,905)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,280,374)	$(84,440)

Net loss per share - basic and diluted	$—	$—

Weighted average number of shares
outstanding during the period - basic and diluted	4,997,711,570	4,449,489,506

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	COMMON STOCK		ADDITIONAL
	SHARES	AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

BALANCE AT JULY 1, 2007	4,997,711,570	$31,092,290	$1,280,374	$(34,456,157)	$(2,083,493)
Deemed dividend on preferred stock	—	—	—	(819,905)	(819,905)
Net loss for the period	—	—	—	(460,469)	(460,469)

BALANCE AT SEPTEMBER 30, 2007	4,997,711,570	$31,092,290	$1,280,374	$(35,736,531)	$(3,363,867)

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2007	2006
CASH FLOWS PROVIDED BY (USED IN) OPERATIONS:
Net loss	$(460,469)	$(84,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	107,870	19,536
Allowance for doubtful accounts	9,668	656
Stock-based compensation	370,716	—
Common stock issued for services	51,750	18,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	163,967	(13,674)
Inventory	582,958	—
Replacement parts and equipment	(107,330)	3,312
Credits due from vendors	(125,839)	—
Prepaid expense and other current assets	64,748	(1,279)
Increase (decrease) in liabilities:
Accounts payable	(1,241,586)	41,133
Accrued expenses	(581,895)	135,517
Net cash provided by (used in) operating activities	(1,165,442)	118,761

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(22,320,755)	—
Acquisition costs	(2,769,582)	(111,448)
Purchase of plant and equipment	(24,862)	(13,158)
Decrease in other assets	7,960	—
Net cash used in investing activities	(25,107,239)	(124,606)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized lease	(623,540)	(330,686)
Proceeds from sale of preferred stock	6,300,000	—
Proceeds from sale of senior and subordinated notes	24,028,933	—
Increase in deferred financing fees	(900,855)	—
Proceeds from sale of Series A-1 preferred stock	—	340,000
Net cash provided by financing activities	28,804,538	9,314

Net increase in cash and cash equivalents	2,531,857	3,469

Cash and cash equivalents at beginning of period	843,721	756,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,375,578	$759,562

See accompanying notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1. ORGANIZATION, BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Unless the context requires otherwise, “we”, “us”, “our” “ACT” or the “Company” refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

We are a New York-based company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. (“Encompass”), a Delaware corporation, acquires and operates businesses that provide computer and electronic equipment repair and end-of-life cycle services. On June 2, 2004, Encompass acquired Cyber-Test, Inc., a Delaware corporation (“Cyber-Test”). Cyber-Test, which has been our principal operating business, is an electronic equipment repair company based in Florida.

Cyber-Test operates as an independent service organization. From its roots in the space industry more than 19 years ago, Cyber-Test provides board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management. Cyber-Test’s technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as PDAs and digital cameras. Programs are delivered nationwide through proprietary systems that feature real-time EDI, flexible analysis tools and repair tracking.

We seek to acquire profitable and growing businesses within our industry. With our wholly-owned subsidiary Cyber-Test as the platform, our strategy is to become a leader in the reverse logistics industry through the acquisition of assets and companies in that industry. To that end, on August 17, 2007, Encompass completed the acquisition of Vance Baldwin, Inc., an Original Equipment Manufacturer Parts Distributor that has been a leader in the industry for over fifty years. Vance Baldwin has operations in southern Florida and suburban Atlanta and distributes parts ranging from consumer electronics and computers to printers and office supplies. In addition, Vance Baldwin provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment. (See Note 2 for further information concerning this acquisition and the related financing transactions.)

(B) Financial Statement Presentation and Principles of Consolidation

The condensed consolidated financial statements include the Company and all of its wholly-owned subsidiaries. The Company consolidates all majority-owned and controlled subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(C) Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended September 30, 2007 and 2006 are unaudited but in the opinion of management the condensed consolidated financial statements include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The June 30, 2007 balance sheet has been derived from the audited financial statements as of that date.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

(D) Use of Estimates

The preparation of the condensed consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Accordingly, actual results could vary from those estimates.

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

(F) Inventory, Replacement Parts and Equipment

Inventory of OEM parts purchased for resale within the reverse logistics industry, which consists solely of finished goods, is valued at the lower of cost (first-in, first-out basis) or market.

Replacement parts and equipment consist primarily of repair parts, consumable supplies for resale and used machines that are held for resale within the reverse logistics industry, and are stated at the lower of weighted average cost or market. The weighted average cost of replacement parts and equipment approximates the first-in, first-out (“FIFO”) method.

Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-usable replacement parts and equipment and records necessary provisions to reduce such replacement parts and equipment to net realizable value.

(G) Core Charges

The vendors of products distributed by the Company frequently add a “core charge” to the cost of individual replacement parts that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards, which are defective. These defective, replaced components are ultimately repaired and re-enter the distribution channel.

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets. Customers either receive a credit for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned. This payment effectively compensates the Company for the core charge it is obligated to pay vendors. The Company returns cores to its vendors for credit, with the aggregate amount of credits due classified separately, as due from vendors, and included in current assets.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

(H) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations. Assets are depreciated using the straight-line method based on the following estimated useful lives:

Machinery and equipment	3 to 7 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Estimated useful life or length of the lease, whichever is shorter

Amortization of equipment held under capital leases is included in depreciation expense. Maintenance and repairs are charged to expense when incurred.

(I) Goodwill

In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Goodwill.” The fair value assigned to intangible assets acquired is based on valuations prepared by an independent appraisal firm or by management using certain estimates and assumptions, or the values negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but are reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. During the year ended June 30, 2007, these intangible assets were tested for impairment and, as a result, a write off in the amount of $400,000 was recorded for certain intangible assets determined to be impaired.

As described in Note 2, on August 17, 2007, the Company acquired 100% of the outstanding common stock of Vance Baldwin, Inc. The business acquired is a recognized leader in its industry, has had long-term relationships with its major vendors and customers, a history of increasing levels of annual sales and earnings, and introduces a number of favorable strategic opportunities to the Company; accordingly, the Company believes that the excess of purchase price over net assets acquired is justified.

The allocation of the purchase price paid at closing to the assets acquired and liabilities assumed is based upon an appraisal of the fair market value of the acquired assets and liabilities assumed in accordance with FAS 141. The fair values assigned to the intangibles acquired will be formulated based on an independent third-party evaluation; the accompanying consolidated financial statements reflect such assignment based on preliminary estimates made by management.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

The preliminary estimate (these estimates may change when final appraised values are determined) of the fair value of the assets acquired and liabilities assumed follows:

Assets acquired:
Current assets	$11,349,311
Property and equipment	246,504
Intangible assets	4,000,000
Long-term assets	37,373
Total assets acquired	15,633,188
Liabilities assumed:
Current liabilities	5,711,682
Non-current liabilities	63,189
Total liabilities assumed	5,774,871
Net identifiable assets acquired	9,858,317
Costs in excess of net identifiable assets acquired (recorded goodwill)	18,030,133
Total fair value of net identifiable assets acquired and goodwill	$27,888,450

Goodwill and intangible assets consisted of the following:

	September 30,	June 30,
	2007	2007
Goodwill	$20,654,521	$2,624,388
Intangible assets, primarily consisting of customer lists	$4,000,000	—
Less accumulated amortization	(50,000)	—
Total net intangible assets	$3,950,000	—

(J) Revenue Recognition

The Company recognizes revenue upon delivery of goods to a common carrier for delivery to the customer, at which point title passes, at a sales price that is fixed and determinable and collectability is reasonably assured. Provisions for product returns are accounted for as sales reductions in determining sales in the same period that the related sales are recorded. The Company recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of refurbished products during shipment and is reimbursed by the common carriers for shipping damage and lost products.

The Company includes shipping costs in cost of sales. Total shipping costs included in cost of sales for the three months ended September 30, 2007 and 2006 were $698,987 and $324,886, respectively.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

(K) Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities using the treasury stock method that could share in the earnings of an entity. During the three months ended September 30, 2007 and 2006, shares of common stock that could have been issued upon conversion of convertible preferred stock were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.  At September 30, 2007 and 2006, our preferred stock would have been converted into 119,009,000,000 and 4,668,750,000, respectively, of additional common shares.

(L) Concentration of Sales and Credit Risk

Sales to two customers in each period accounted for approximately 35.2% and 14.6% of consolidated sales for the three months ended September 30, 2007, and approximately 47.5% and 44.2% of consolidated sales for the three months ended Septembr 30, 2006.

We have certain financial instruments that potentially subject us to significant concentrations of credit risk which consist principally of cash and cash equivalents, short term investments and accounts receivable. We maintain cash and cash equivalents in short-term money market accounts with high quality financial institutions and in short-term, investment grade commercial paper. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(M) Restricted Cash, Cash and Cash Equivalents

Restricted cash consists of funds representing a portion of the purchase price that are to be held in escrow in connection with the purchase of Vance Baldwin until the completion of the audit of the financial statements of Vance Baldwin as of and for the year ending December 31, 2007 and the subsequent determination as to the existence of claims to be made against the the escrow fund. The Company considers all other short-term investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents include commercial paper, money market funds and certain certificates of deposit.

(N) Stock Based Compensation

The Company determines the value of grants of restricted common stock to employees and others based on the closing price per share at the date of grant and amortizes the cost as compensation expense over the period of vesting. The exercise price of stock options granted is based on fair market value as determined by the closing price per share at the date of grant. The fair value of stock option grants is calculated using the Black-Scholes Option Pricing Model.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

(O) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  Management does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s financial position or results of operations.

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

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year. The Company has determined that FIN 48 does not have a material impact on its financial statements.

NOTE 2. RECAPITALIZATION AND ACQUISITION OF VANCE BALDWIN, INC.

On August 17, 2007 (the “Closing Date”), the Company entered into a series of transactions to effect a recapitalization which included the acquisition of a new operating subsidiary for an aggregate purchase price of $27.9 million (including transaction costs), the completion of a significant preferred stock issuance, the issuance of $23.4 million in senior and subordinated notes and the settlement of substantially all of the Company’s notes payable, accounts payable and accrued expenses. On the Closing Date, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., a privately-held Florida subchapter S corporation doing business as Vance Baldwin Electronics and engaged in distribution and shipping of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”). Management believes that the business and operations of Vance Baldwin, which has its headquarters in Ft. Lauderdale, Florida and a substantial distribution facility in Lawrenceville, Georgia, will complement the business and operations offered by Cyber-Test and significantly expand the Company’s presence in the reverse logistics business.

Consideration consists of the following: (i) $23,920,755 in cash, $750,000 of which was placed into an escrow account to serve as a source of funds to satisfy any indemnification obligations under the VB Purchase Agreement, (ii) 312.50 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred”), and a convertible promissory note in the amount of $1,000,000. The note issued to Mr. Baldwin will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and is due and payable on October 17, 2012 to the extent the holder has not exercised its conversion rights thereunder. The fair value of the Series D Convertible Preferred Stock was determined based on the implicit value of the Series C Convertible Preferred Stock.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

The purchase price of the acquisition is set forth below:

Cash paid to seller	$23,920,755
Issuance of Series D convertible preferred stock to seller	198,113
Issuance of convertible note issued to seller	1,000,000
Total consideration paid to seller	25,118,868
Additional cash paid for transaction costs	2,769,581
Total purchase price	27,888,449
Less: noncash item of issuance of Convertible Preferred Stock	(198,113)
Less: noncash item of notes issued to seller	(1,000,000)
Less: cash acquired in the acquisition	(1,600,000)
Net cash paid for acquisition	$25,090,336

The Company’s consolidated financial statements for the three months ended September 30, 2007 include Vance Baldwin’s results of operations from August 17, 2007.

The following unaudited pro forma financial information presents the results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 2008 and fiscal 2007. Adjustments to the condensed consolidated financial information related to the acquisition that affect the results of operations include the interest expense associated with the debt issued in conjunction with the acquisition, amortization of the fair value of intangible assets and deferred debt financing costs and stock-based compensation. This pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of July 1, 2007 and 2006 or of results of operations that may occur in the future.

	For the three months ended September 30,
	2007	2006
Net sales	$15,496,321	$13,816,058
Operating income (loss)	46,123	(149,028)
Net loss	(749,703)	(848,186)
Net loss basic and diluted per common share	0.00	0.00

NOTE 3. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In connection with the recapitalization described in Note 2 and below, all of the notes (with the exception of the capitalized lease obligation) and related accrued interest outstanding as of the time of the recapitalization were satisfied in full.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Notes payable and capital lease obligations consisted of the following at September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007

12% Note payable	$—	$57,832
Note payable to officer	310,000	35,000
Note payable to Cornell Capital	—	275,000
6% Unsecured Note	—	249,236
Senior notes	12,505,256	—
Senior subordinated notes	11,514,668	—
Convertible notes	1,206,146
Capitalized leases	105,808	__15,341
Total notes payable and capital lease obligations	25,641,878	632,409
Less: current portion	(550,268)	(632,409)
Long term notes payable and capital lease obligations	$25,091,610	$—

The Company entered into a new agreement with the consulting company of its Chief Executive Officer, Wayne I. Danson, to pay the consulting company $310,000, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or the six-year anniversary of the closing of the transactions described herein, for unpaid compensation under a now-terminated consulting agreement. Mr. Danson also agreed to restructure a potential $250,000 bonus until such time as the Company satisfies certain milestones as described in Mr. Danson’s employment agreement. The Company leases certain equipment and software under agreements that are classified as capital leases and are included in the accompanying balance sheet under property and equipment. Amortization of assets under capital leases is included in depreciation expense.

On the Closing Date, in connection with the recapitalization and acquisition, the Company entered into a Note Purchase Agreement with Sankaty Advisors, LLC. Pursuant to the Note Purchase Agreement, the Company issued $12,690,355 in aggregate principal amount of Senior Notes for an aggregate purchase price of $12,500,000 and $10,714,286 in aggregate principal amount of Subordinated Notes for an aggregate purchase price of $10,500,000.The aggregate discount of $404,641 is being amortized using the interest method over the terms of the notes. Net proceeds amounted to $22,690,000 after related transaction expenses of $391,000, which is being amortized using the interest method over the terms of the notes. Under the Note Purchase Agreement, the Company is required to meet a Minimum Fixed Charge Coverage Ratio and a Maximum Total Leverage Ratio, as defined.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

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

The Subordinated Notes bear interest, payable quarterly, in arrears, at 13% per annum, plus an increment of up to 4% based on a Maximum Total Leverage Ratio financial covenant. The Subordinated Notes have a six-year term through August 17, 2013. The Company may redeem the Subordinated Notes only following repayment of the Senior Notes in full, subject to a redemption premium, as defined. The Subordinated Notes are secured by a second priority security interest in the assets of the Company and its subsidiaries and are guaranteed by the direct or indirect wholly-owned subsidiaries of the Company. Interest is currently payable at 17%.

In addition, the Company may borrow up to $2,500,000 from Sankaty by issuing additional Senior Notes and/or Senior Subordinated Notes. Such notes will be Senior Notes, Subordinated Notes, or a combination thereof, depending upon the Company’s performance measured against the Maximum Total Leverage Ratio financial covenant. On September 27, 2007, the Company issued an additional $1,020,048 in principal amount of Senior Subordinated Notes for a purchase price of $1,000,000 under the terms described above for Senior Subordinated Notes.

On the Closing Date, the Company issued unsecured convertible promissory notes in the amount of $1,000,000 to the seller and $206,146 to a creditor. The notes will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and are due and payable on October 17, 2012 to the extent the holders have not exercised their conversion rights thereunder.

NOTE 4. PREFERRED AND COMMON STOCK

The Company is required to classify its issues of convertible preferred stock as a liability rather than as a component of stockholders’ equity under the guidance issued by the Emerging Issues Task Force in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) since, at September 30, 2007 and 2006, the Company did not have a sufficient number of authorized shares of common stock for issuance in the event of future conversion elections. Accordingly, such a circumstance requires classification of the convertible preferred stock issues as a liability rather than as a component of stockholders’ equity.

In connection with the recapitalization effective August 17, 2007 as described below, all shares of Series A, Series A-1 and Series B Convertible Preferred Stock issues were exchanged for cash or for shares of a new Series A-2 Convertible Preferred Stock issued as of that date.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)
On the Closing Date, in connection with the recapitalization and acquisition, the Company sold 1,000 shares of its newly designated Series C Convertible Preferred Stock, having a par value of $0.01 per share (“Series C Preferred”), for an aggregate purchase price of $6,300,000 in immediately available funds, net proceeds of $5,965,000 after related transaction expenses of $335,000, to certain accredited investors, principally including ACT-DE, LLC, an affiliate of H.I.G. Capital, LLC (“HIG”), pursuant to a Purchase Agreement. Also on the Closing Date, the Company and the holders of the Series C Preferred also entered into a Registration Rights Agreement and a Stockholders Agreement. HIG and certain other holders will have certain demand registration rights with respect to shares of Common Stock that it may hold, subject to certain limitations, and that HIG and certain other stockholders, including the holders of Series D Preferred, will have piggy-back registration rights with respect to shares of Common Stock that they may hold. The Series C Preferred will rank senior to the Common Stock and all other currently designated series of preferred stock of the Company.

Pursuant to the formula for determining the Series C Conversion Rate set forth in the Certificate of Designation for the Series C Preferred, the holders of the Series C Preferred, in the aggregate, will be entitled to receive shares of Common Stock equal to 79.5% on a fully diluted basis except for dilution for stock options issued to management as described below. This conversion rate will be subject to adjustment downward to a floor of 72.5% if the return, or deemed return, per share of Series C Preferred meets certain targets. These ranges could change if there are new issuances of equity, excluding stock options exercised. Dividends are not cumulative on the Series C Preferred and are only payable upon a liquidation, dissolution or winding up of the Company. The right to dividends on the Series C Preferred will extinguish upon conversion of the Series C Preferred.

The shares of Series C Preferred will be convertible into shares of Common Stock following shareholder approval and the requisite state filing of a charter amendment (the “Charter Amendment”) that increases the number of authorized shares of Common Stock to an amount sufficient for the conversion of Series C Preferred into a fixed amount of shares of Common Stock at the Series C Conversion Rate. Shareholder approval is needed to effect the Charter Amendment. The Board of Directors anticipates obtaining stockholders’ written consent for this purpose before December 31, 2007.

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

Also on the Closing Date, the Company entered into a series of transactions with the holders of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock, Series B Convertible Preferred Stock and certain trade creditors and note holders of the Company (the “Creditors”) pursuant to which the following transactions were effected: (i) the holders of the Series A Preferred, the Series A-1 Preferred and Series B Preferred exchanged such preferred stock for (a) an aggregate of 8,412.21 shares of the Company’s newly designated Series A-2 Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred”) valued at $4.1 million, and (b) a full release of all claims against the Company; (ii) the Company satisfied the outstanding debts to the Creditors with an aggregate payment of approximately $3,600,000 in cash and the issuance of a convertible promissory note in the approximate principal amount of $206,146. The terms and conditions of this note are substantially the same as those of the convertible promissory note issued to the Mr. Baldwin. The value of the Series A-2 Convertible Preferred Stock was determined based on the market price per share of the Company’s Common Stock on August 16, 2007. The exchange of Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock and certain obligations for shares of Series A-2 Convertible Preferred Stock resulted in a deemed dividend in the amount of $819,905.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

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

Pursuant to separate agreements between certain of the Creditors and the former majority holder of the Series A Preferred, certain of the Creditors purchased an aggregate of 1,136.69 shares of Series A-2 Preferred from the former holder of the Series A Preferred for an aggregate purchase price of $682,014.

The shares of Series A-2 Preferred will convert automatically into 8,412,206,667 shares of Common Stock (at a rate of 1,000,000 shares of Common Stock per share of Series A-2 Preferred Stock) following the aforementioned shareholder approval and the requisite state filing of a charter amendment that increases the number of authorized shares of Common Stock.

NOTE 5. COMMITMENTS AND CONTINGENCIES

(A) Employment Agreements

On the Closing Date, and in connection with the recapitalization, the Company entered into three separate, two-year employment agreements with Messrs. Danson, Miller and Donahue, with each agreement having a one-year option at the Company’s election and replacing prior employment agreements. These agreements superseded prior employments between the Company and these executives. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $725,000 in the first year, $750,000 in the second year and $750,000 in the option year. Under certain circumstances in the event of a change in control, as defined, these individuals shall be entitled to severance payments equal to 299% of their then current respective base salaries. The executives are eligible to receive cash “performance” bonuses determined by measuring actual EBITDA against the target EBITDA of fiscal year and “exit” bonuses after a “Disposition Event”, as defined, restricted shares of Common Stock, or options under the employment agreements, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion.

In addition, as a result of the change in control, the vesting of an aggregate of 80,000,000 shares of restricted stock previously issued to Messrs. Donahue and Miller as a bonus in connection with the recapitalization was accelerated in the three months ended September 30, 2007. See Note 6. Such shares will be issued following shareholder approval of an increase in the number of authorized shares of common stock.

Also on the Closing Date, the Company entered into separate, two- or three-year employment agreements with Messrs. Baldwin, Coolidge and Scott Cameron, with the three-year agreement having a one-year option at the Company’s election. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $590,000 in the first year, $625,000 in the second year and $350,000 in the third year. Two of the executives are eligible to receive cash “performance” bonuses determined by measuring actual EBITDA against the target EBITDA of fiscal year, and restricted shares of Common Stock, or options under the employment agreements, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion. Further, also on the Closing Date, and in connection with the recapitalization, Messrs. Coolidge and Scott Cameron received an aggregate of 687.5 shares of Series D Preferred Stock with a value of $435,482.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

(B) Other

Janney Montgomery Scott, LLC (“Janney”) served as financial advisor and investment banker for the Company in connection with the acquisition of Vance Baldwin, the sale of the Series C Preferred and the related transactions. Pursuant to a financial advisory agreement between the Company and Janney, Janney received total fees of $560,000 in cash, $100,000 of which was used to purchase 166.666667 shares of Series A-2 Preferred. The financial advisory agreement also provides for additional fees upon the consummation of certain types of transactions in the future.

NOTE 6. STOCK-BASED COMPENSATION

In connection with the recapitalization effective August 17, 2007 as described in Note 2, the Company’s 2005 Stock Plan was amended and restated as of that date. The material revision to the plan was an increase in the number of shares of Common Stock available for issuance under the Stock Plan from 700,000,000 shares to 15,000,000,000 shares.

The Board of Directors of the Company approved the issuance of options to purchase shares of the Company’s Common Stock under the amended and restated Stock Plan to the following executive officers of the Company pursuant to the terms of separate option agreements:

Wayne I. Danson, President and CEO	3,996,603,757
John E. Donahue VP and CFO	1,776,268,336
Steven J. Miller, COO	3,108,469,589

The exercise price of these options is $.00075 per share, a price that is greater than fair market value at the date of grant. Messrs. Danson’s, Donahue’s, and Miller’s options will vest according to the following schedule:

•	25% of the options awarded vested immediately,
•	37.5% of the options awarded will vest quarterly in equal increments over three years, and
•	37.5% of the options awarded will vest over three years if certain EBITDA targets are met.

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

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

The following summaries the status of the stock option grant as of September 30, 2007:

Shares
Stock Options:
Granted	9,325,408,766
Vested	2,220,335,420
Unvested	7,105,073,346

Stock-based compensation expense for the three months ended September 30, 2007 and 2006 amounted to $371,000 and $0, respectively. An accrual was recorded for a probable liability to these executives as a result of the grant of these options without the Company having a sufficient number of authorized shares of common stock at the date of grant. The Board of Directors anticipates taking action to obtain the stockholders’ consent to increase the number of authorized shares of common stock as soon as practical. We used the Black-Scholes Option Pricing Model (which models the value over time of financial instruments) to estimate the fair value of the options at  an assumed measurement date. The Black-Scholes Option Pricing Model uses several assumptions to value an option. We used the following assumptions:

Expected Dividend Yield--because we do not currently pay dividends, our expected dividend yield is zero.

Expected Volatility in Stock Price--reflects the historical change in our stock price over the expected term of the stock option.

Risk-free Interest Rate--reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option.

Expected Life of Stock Awards--reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:
Year Ended June 30, 2007
Expected Volatility in Stock Price	25.7%
Risk-Free Interest Rate	4.39%
Expected Life of Stock Awards--Years	6
Weighted Average Fair Value at Grant Date	$.0006

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

Under now superseded employment agreements the Company entered into with two executives on September 25, 2006, the Company awarded an aggregate of 100,000,000 restricted shares of common stock with a fair market value of $90,000 based on the closing price per share at the date of grant, September 25, 2006, of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment. In connection with this restricted stock grant, during the three months ended September 30, 2007, $51,750 was charged to stock-based compensation expense, including $49,500 for unvested restricted shares that vested on an accelerated basis due to the August 17, 2007 recapitalization and change in control; during the three months ended September 30, 2006, $18,000 was charged as stock-based compensation expense.

In connection with the employment agreements with two executives of Cyber-Test, the Company may pay to each executive an annual performance bonus, in cash and/or restricted stock of the Company, as determined by the Compensation Committee in its sole discretion. In October 2007, $38,000 was paid as a cash bonus to the executives for which a provision was recorded in fiscal 2007. During fiscal 2006, the Company issued a total of 50,000,000 shares of the Company’s common stock valued at $35,000 to the executives for performance bonuses.

NOTE 7. RELATED PARTIES

As described in Note 3, on September 30, 2007, the Company entered into a note agreement for $310,000 with Danson Partners, LLC (DPL), the consulting firm of its Chief Executive Officer, for compensatory services and reimbursable expenses under a prior Service Agreement that terminated December 31, 2005.

On March 14, 2007, the Company entered into the employment agreement with Mr. Danson described in Note 5 above.

In connection with the recapitalization effective August 17, 2007 as described in Note 2, the Company and DPL entered into a new license agreement whereby the Company effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,000 square feet of office space, as well as agreed to lease certain furniture, fixtures computers, servers and software. The license agreement is co-terminus with the underlying office lease that expires May 31, 2010. Prior thereto, the Company, through a license agreement with DPL that commenced December 1, 2004, licensed a portion of the office facility. The term of this license agreement was month-to-month and the license payment was at fair market rental.

Pursuant to an agreement dated March 7, 2006 between Janney Montgomery Scott, LLC (“Janney”), who served as financial advisor and investment banker for the Company in connection with the recapitalization and acquisition of Vance Baldwin, and Mr. Donahue, currently the Company’s Chief Financial Officer,, approximately six months prior to his joining the Company (and prior to the Company discussing the possibility of Mr. Donahue joining the Company), Janney agreed to pay 5% of its advisory fees to Mr. Donahue as a finder’s fee.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
(UNAUDITED)
NOTE 8. INCOME TAXES

The Company did not record a provision or benefit for income taxes for the three months ended September 30, 2007 and 2006 as the Company recorded net losses in both periods. The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss, for the periods ended September 30, 2007 and 2006. There was no tax benefit recorded relating to the increase in deferred tax assets. The Company has total net operating loss carryforwards (NOL) available to offset future federal taxable income of approximately $32,000,000 expiring in the fiscal years from 2016 through 2027. As a result of the change in control arising from the recapitalization, the Company will be limited to utilizing approximately $3.5 million of its NOL carryforward annually in future years to offset taxable income.

The Company made a Section 338(h)(10) election whereby it will effectively treat the acquisition of Vance Baldwin as an asset purchase; accordingly, purchased goodwill will be deductible for tax purposes for an annual tax deduction of approximately $1.5 million.

NOTE 9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the three months ended September 30, 2007 and 2006 for income taxes and interest:

	2007	2006

Income taxes	$13,318	$4,627

Interest	$148,280	$1,562

Three Months Ended September 30, 2007:

(1)
80,000,000 shares of the Company’s common stock which were to be issued to certain officers of the Company pursuant to their employment contracts with the Company will be issued upon stockholder approval of an increase in the number of authorized shares.

(2)
In connection with the recapitalization and acquisition transactions, the Company issued: (i) a non-cash unsecured note of $310,000 to an officer in settlement of outstanding obligations, (ii) a noncash unsecured convertible note to a creditor in settlement of outstanding obligations, (iii) a noncash unsecured convertible note of $1 million to the stockholder of Vance Baldwin as part of the purchase price, (iv) Series A-2 convertible preferred stock in exchange for all outstanding shares of Series A, Series A-1 and Series B convertible preferred stock, resulting in a deemed dividend of $819,905 attributable to Series A-2 having a fair market value higher than the carrying value of the exchanged issues, (v) Series D convertible preferred stock of $198,113 to the stockholder of Vance Baldwin as part of the purchase price, and (vi) Series D convertible preferred stock of $435,849 in satisfaction of an assumed obligation of Vance Baldwin.

(3)	In connection with the recapitalization and acquisition transactions, the Company incurred Original Issue Discounts of $190,355 on Senior Notes and $214,286 on Senior Subordinated Notes.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this quarterly report contain words such as “may,” “estimates,” “expects,” “anticipates,” “believes,” “plan,” “grow,” “will,” “could,” “seek,” “continue,” “future,” “goal,” “scheduled” and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company’s ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company’s existing lines of business and technological obsolescence, as well as other risks and uncertainties. See “Risk Related To Our Business” and “Risks Related To Our Stock” below.

General

We are a New York-based company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Through our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. (“Encompass”), our strategy is to acquire and operate businesses that provide computer and electronics replacement parts, repair and refurbishment services and end-of-life cycle services for such products as flat screen TVs, laptop computers, monitors, multi-function units and high-end consumer electronics such as PDAs and digital cameras, as well as office equipment such as fax machines, printers, copiers and scanners. Encompass owns Vance Baldwin, Inc. (“Vance Baldwin”) and Cyber-Test, Inc. (“Cyber-Test”), which, respectively, primarily distribute replacement parts and repair electronic equipment. Vance Baldwin is headquartered in Florida, with its sole warehouse facility located in Lawrenceville, Georgia. Cyber-Test’s headquarters and operating facilities are based in Florida. The Company operated as one segment in the reverse logistics industry serving the electronics industry

Financial Condition

We incurred a net loss of $460,000 for the three months ended September 30, 2007, and in our prior two fiscal years we incurred net losses of $1,250,000 and $574,000, respectively. However, as a result of the transactions described below, we had working capital of $6,471,000 as of September 30, 2007.

On August 17, 2007, the Company entered into a series of transactions to effect a recapitalization in connection with the acquisition of a new operating subsidiary which included (i) the completion of a preferred stock investment of $6,300,000, (ii) the issuance of $23.4 million in senior and subordinated notes, (iii) the liquidation of substantially all of the Company’s current liabilities, including notes payable, by cash payment or conversion into Series A-2 Convertible Preferred Stock or a note, and (iv) the exchange of substantially all of the Company’s convertible preferred stock into Series A-2 Convertible Preferred Stock, which will automatically convert into common stock upon stockholder approval to increase the number of authorized shares of common stock. Also on August 17, 2007, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., another entity serving in the reverse logistics industry engaged primarily in the distribution of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”). Revenue and net income for Vance Baldwin for the year ended December 31, 2006 amounted to $48,690,000 and $4,558,000, respectively.

We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that, together with the remaining $1.5 million in available borrowing capacity under our senior and senior subordinated debt facility will be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required by our debt facility. We intend to seek significant acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity. Our debt agreement requires an annual sweep of excess cash flow, as defined, which may limit our ability to use operating cash flow to fund acquisitions.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Summary of Results of Operations

Primarily as a result of the acquisition of Vance Baldwin, net sales for the three months ended September 30, 2007 were $9,072,000 as compared to net sales of $2,141,000 for the three months ended September 30, 2006, an increase of $6,931,000, or 324%. Further, gross profit increased from $766,000 to $2,060,000 from the earlier period to the current period as a result of the acquisition. The net loss increased from $84,000 for the three months ended September 30, 2006 to $460,000 for the three months ended September 30, 2007; however, the current period expenses include interest expense of $392,000 and noncash items including stock-based compensation expense of $371,000, depreciation and amortization expense of $108,000, all of which aggregate $871,000.

The following table sets forth certain selected financial data as a percentage of sales for the three months ended September 30, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	77.3	64.2
Gross profit/margin	22.7	35.8
Operating expenses	24.3	39.2
Loss from operations before other expense	(1.6)	(3.4)
Other expenses	(3.5)	(0.5)
Net loss	(5.1)%	(3.9)%

Net Sales

Net sales for the three months ended September 30, 2007 were $9,072,000 as compared to net sales of $2,141,000 for the three months ended September 30, 2006, an increase of $6,931,000, or 324%. The increase in net sales was primarily due to the inclusion of Vance Baldwin and its $6,078,000 of net sales generated in the period following the acquisition. Cyber-Test, experienced a $853,000, or 39.8%, increase in net sales for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in Cyber-Tests net sales was primarily due to an increase in repair orders from its major customers, as well as an increase in repair orders from several recently-added customers, during the period ended September 30, 2007 compared to the same period in 2006.

Cost of Sales and Gross Profit

Our cost of sales totaled $7,012,000 for the three months ended September 30, 2007, as compared to $1,375,000 for the three months ended September 30, 2006, an increase of $5,637,000, or 410%. Our gross profit increased to $2,060,000 for the three months ended September 30, 2007 as compared to $766,000 for the three months ended September 30, 2006, with gross margins declining to 22.7% from 35.8% for the comparable periods.

The increase in cost of sales and gross profit was primarily due to the inclusion of Vance Baldwin for the period following its acquisition.

The overall decrease in gross margin is primarily attributable to the effect of the inclusion of net sales and cost of sales of Vance Baldwin, which operates at a lower gross margin than Cyber-Test. Cyber-Test experienced a decrease in gross margin due to a change in product mix.

Operating Expenses

Total operating expenses for the three months ended September 30, 2007 and 2006 were $2,204,000 and $839,000, respectively, representing an increase of 1,365,000, or 163%. The net change was primarily attributable to an increase of $1,277,000 in selling, general and administrative expenses for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increases were primarily due to the inclusion of expenses of Vance Baldwin for the period following its acquisition.

Depreciation and amortization for the three months ended September 30, 2007 amounted to $108,000 compared to $20,000 for the three months ended September 30, 2006. The increase is attributable to amortization expense associated with intangible assets and with deferred financing costs incurred with respect to the senior and subordinated debt incurred in connection with the recapitalization and acquisition transactions.

Selling, general and administrative expenses increased to $2,096,000 for the three months ended September 30, 2007 from $819,000 for the three months ended September 30, 2006, principally due to (i) the inclusion of Vance Baldwin for the period following its acquisition, (ii) an increase in stock-based compensation expense in the current period compared to the earlier period that is primarily attributable to the expense associated with stock option grants made by the Company contemporaneously with the closing of the recapitalization and acquisition of Vance Baldwin, (iii) an increase in compensation expense at the corporate level, offset by lower professional and consulting fees primarily due to legal fees associated with the PMIC bankruptcy proceeding and litigation settlement that were only incurred in the earlier period .

The amount expensed for stock-based compensation in the three months ended September 30, 2007 was substantially greater than the expense that will be recorded in succeeding quarterly periods for this option grant since a substantial portion of the options granted vested immediately.

Other Income (Expense)

Other income amounted to $76,000 for the three months ended September 30, 2007, compared to $0 for the three months ended September 30, 2006, and includes a $75,000 gain on settlement of the amount due to a creditor as a part of the recapitalization. Interest expense for the three months ended September 30, 2007 was $392,000 compared to $11,000 for the three months ended September 30, 2006 due to the inclusion of interest on the $23.4 million of debt financing entered into in connection with the recapitalization and acquisition of Vance Baldwin.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $460,000 for the three months ended September 30, 2007 and $1,250,000 for the fiscal year ended June 30, 2007. However, as a result of the transactions described below, we had working capital of $6,471,000 as of September 30, 2007.

On August 17, 2007, the Company entered into a series of transactions to effect a recapitalization in connection with the acquisition of a new operating subsidiary which included (i) the completion of a preferred stock investment of $6,300,000, (ii) the issuance of $23.4 million in senior and subordinated notes, (iii) the liquidation of substantially all of the Company’s current liabilities, including notes payable, by cash payment or conversion into Series A-2 Convertible Preferred Stock or a note, and (iv) the exchange of substantially all of the Company’s convertible preferred stock into Series A-2 Convertible Preferred Stock, which will automatically convert into common stock upon stockholder approval to increase the number of authorized shares of common stock. Also on August 17, 2007, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., another entity serving in the reverse logistics industry engaged primarily in the distribution of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”). Revenue and net income for Vance Baldwin for the year ended December 31, 2006 amounted to $48,690,000 and $4,558,000, respectively.

We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that, together with the remaining $1.5 million in available borrowing capacity under our senior and senior subordinated debt facility will be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required by our debt facility. We intend to seek significant acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity. Our debt agreement requires an annual sweep of excess cash flow, as defined, which may limit our ability to use operating cash flow to fund acquisitions.

On September 30, 2007, following receipt of $1 million of proceeds from the additional issuance of Senior Subordinated Notes on September 27, 2007, the Company’s cash balance amounted to $3,375,578. .

We have total contractual obligations of $25,642,000 as of September 30, 2007. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations
	Total	1 Year or Less	More Than 1 Year

Unsecured note	$310,000	$—	$310,000
Senior notes	12,505,000	508,000	11,997,000
Senior subordinated notes	11,515,000	—	11,515,000
Convertible notes	1,206,000	—	1,206,000
Capitalized lease obligations	106,000	43,000	63,000

Total Contractual Obligations	$25,642,000	$551,000	$25,091,000

Net Cash Provided by (Used In) Operating Activities

Net cash used in operating activities was $1,165,000 for the three months ended September 30, 2007, compared to net cash provided by operating activities of $119,000 for the three months ended September 30, 2006. Net cash used in operating activities for the three months ended September 30, 2007 was principally due to the loss from operations of $460,000 and decreases in accounts payable and accrued expenses of $1,242,000,and $582,000, respectively, in connection with the recapitalization that liquidated substantially all of the Company’s liabilities.

Net cash provided by operating activities for the three months ended September 30, 2006 was principally due to increases in accounts payable and accrued expenses of $41,000 and $135,000, respectively, which was partially offset by the loss from operations of $84,000.

Net Cash Used In Investing Activities

Net cash used in investing activities of $25,107,000 for the three months ended September 30, 2007 was attributable almost entirely to the acquisition of Vance Baldwin for $22,321,000, net of cash acquired, plus related transaction costs.

Net cash used in investing activities of $125,000 for the three months ended September 30, 2006 was attributable to deferred legal, accounting and consulting costs of $111,000 relating to contemplated acquisitions of certain targeted businesses.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $28,805,000 for the three months ended September 30, 2007 was attributable to proceeds of $6,300,000 and $24,029,000 from the sale of Series C Preferred Stock and senior and subordinated notes, respectively, in connection with the recapitalization and the acquisition of Vance Baldwin, offset by principal payments of $624,000 to repay all notes payable outstanding at closing, and capital lease repayments. In addition financing costs of $901,000 were incurred in connection with the debt issuance.

Net cash provided by financing activities of $9,000 for the three months ended September 30, 2006 was attributable to proceeds of $340,000 from the sale of Series A-1 preferred stock, offset by principal payments of $331,000 on notes payable and capital leases.

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

RISKS RELATED TO OUR STOCK

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

The issuance of shares upon any future conversion of our outstanding Convertible Preferred Stock will have a dilutive impact on our stockholders. Subject to adjustment, if all of the preferred stock were converted on the date of this Report, we would need to issue approximately 102,800,000,000 shares of common stock. As a result, our potential net income per share could decrease and the market price of our common stock could decline. .

We Have Not Authorized A Sufficient Number Of Shares Of Our Common Stock To Cover The Future Conversion Of Our Outstanding Series A-2, Series C And Series D Convertible Preferred Stock.

Our Articles of Incorporation require that we reserve and keep available out of our authorized common stock the full number of shares of our common stock issuable upon conversion of each of our Series A and B Convertible Preferred Stock. Depending upon certain factors affecting the conversions rates, the conversion of all our Series A-2, Series C and D Preferred will require us to issue an aggregate of between approximately 64,100,000,000 and 116,900,000,000 shares of our common stock to the holders of such preferred stock. If all of the preferred stock were converted on the date of this filing, we would need to issue approximately 102,800,000,000 shares of common stock. In addition, conversion of the promissory note issued to one of our creditors, as well as the conversion of a second convertible promissory note issued to the sole shareholder of Vance Baldwin in connection with our purchase of that company, will require us to issue an aggregate of 2,010,243,333 shares. In order to comply with our obligations under the Articles of Incorporation, our stockholders will need to authorize additional shares of common stock. The Board of Directors anticipates taking action to obtain the stockholders’ consent to increase the number of authorized shares of common stock as soon as practical. If such shares are not authorized, the investors holding shares of our Convertible Preferred Stock could declare a default under the terms of their respective agreements with us. Further, upon the authorization of more shares of common stock, the stock-based compensation charge for stock options granted during the three months ended September 30, 2007 could be materially different than the amount recorded.

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks:

•	have a price of less than $5.00 per share;

•	are not traded on a “recognized” national exchange;

•	are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the September 30, 2007 quarterly period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location (1)

2.1	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

3(i)	Restated Articles of Incorporation of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

3(ii)	Amended Bylaws of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.1	Secured Convertible Debenture	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.2	Securities Purchase Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers.	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.3	Investor Registration Rights Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Investors.	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.4	Escrow Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc., Buyers, and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.5	Irrevocable Transfer Agent Instructions, dated November 2002	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.6	Security Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on 10-KSB filed with the SEC on December 6, 2002

4.7
6% Senior Unsecured Promissory Note, in the original principal amount of $547,000 issued on June 3, 2004 by Cyber-Test, Inc., a Delaware corporation, in favor of Cyber-Test, Inc., a Florida corporation.
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

4.8	Escrow Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

4.9	Amendment No. 1 to 6% Unsecured Promissory Note dated August 10, 2004.	Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.10	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

Exhibit No.	Description	Location (1)

4.11	Escrow Agreement dated May 28, 2004 by and among Advanced Communications Technologies, Inc., Buyers and Butler Gonzalez, LLP, Escrow Agent.	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.12	Investment Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report Form 10-KSB filed with the SEC on November 3, 2004

4.13	Registration Rights Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.14	Investment Agreement dated September 8, 2006 by and between Advanced Communications Technologies, Inc. and the Series A-1 Preferred Stockholders	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2006

4.15	Form of Convertible Promissory Note issued in connection with Exhibit 2.1	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.16
Note Purchase Agreement, dated as of August 17, 2007, by and among Encompass Group Affiliates, Inc. as Issuer, and Advanced Communications Technologies, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.17	Form of Senior Note issued in connection with Exhibit 4.16	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.18	Form of Subordinated Note issued in connection with Exhibit 4.16	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

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
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.2	Purchase Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the other Buyers identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.3
Registration Rights Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.4	Stockholders Agreement by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.5	Exchange Agreement entered into by and among Advanced Communications Technologies and the parties listed on the signature pages thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.3
Registration Rights Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.4	Stockholders Agreement by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

Exhibit No.	Description	Location (1)

10.5	Exchange Agreement entered into by and among Advanced Communications Technologies and the parties listed on the signature pages thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.6	2007 Amended and Restated Stock Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.7	Form of Option Agreement for Executive Officers under the 2007 Amended and Restated Stock Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.8	Management Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.9	Investment Advisory Services Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.10	Letter Agreement between Advanced Communications Technologies, Inc. and YA Global Investments, L.P. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.11	Letter Agreement among Wayne I. Danson, Danson Partners LLC and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.12	Employment Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.13	Employment Agreement between John Donahue and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.14	Employment Agreement between Steven Miller and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.15	Stock Option Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.16	Stock Option Agreement between John Donahue and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.17	Stock Option Agreement between Steven Miller and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.18	Side Letter between H.I.G. Capital L.L.C. and Sankaty Advisors, LLC, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

(1)	In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.

Date: November 19, 2007	By:	/s/ Wayne I. Danson
Name: Wayne I. Danson Title: President, Chief Executive Officer (Principal Executive Officer) and Director

Date: November 19, 2007	By:	/s/ John E. Donahue
Name: John E. Donahue Title: Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location (1)

2.1	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

3(i)	Restated Articles of Incorporation of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

3(ii)	Amended Bylaws of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.1	Secured Convertible Debenture	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.2	Securities Purchase Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers.	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.3	Investor Registration Rights Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Investors.	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.4	Escrow Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc., Buyers, and Wachovia Bank, N.A.	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.5	Irrevocable Transfer Agent Instructions, dated November 2002	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB filed with the SEC on December 6, 2002

4.6	Security Agreement, dated November 2002, by and among Advanced Communications Technologies, Inc. and Buyers	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on 10-KSB filed with the SEC on December 6, 2002

4.7
6% Senior Unsecured Promissory Note, in the original principal amount of $547,000 issued on June 3, 2004 by Cyber-Test, Inc., a Delaware corporation, in favor of Cyber-Test, Inc., a Florida corporation.
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

4.8	Escrow Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

4.9	Amendment No. 1 to 6% Unsecured Promissory Note dated August 10, 2004.	Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.10	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

Exhibit No.	Description	Location (1)

4.11	Escrow Agreement dated May 28, 2004 by and among Advanced Communications Technologies, Inc., Buyers and Butler Gonzalez, LLP, Escrow Agent.	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.12	Investment Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report Form 10-KSB filed with the SEC on November 3, 2004

4.13	Registration Rights Agreement dated May 28, 2004 by and between Advanced Communications Technologies, Inc. and Cornell Capital Partners, LP.	Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.14	Investment Agreement dated September 8, 2006 by and between Advanced Communications Technologies, Inc. and the Series A-1 Preferred Stockholders	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2006

4.15	Form of Convertible Promissory Note issued in connection with Exhibit 2.1	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.16
Note Purchase Agreement, dated as of August 17, 2007, by and among Encompass Group Affiliates, Inc. as Issuer, and Advanced Communications Technologies, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.17	Form of Senior Note issued in connection with Exhibit 4.16	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.18	Form of Subordinated Note issued in connection with Exhibit 4.16	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

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
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.2	Purchase Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the other Buyers identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.3
Registration Rights Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.4	Stockholders Agreement by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

Exhibit No.	Description	Location (1)

10.5	Exchange Agreement entered into by and among Advanced Communications Technologies and the parties listed on the signature pages thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.6	2007 Amended and Restated Stock Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.7	Form of Option Agreement for Executive Officers under the 2007 Amended and Restated Stock Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.8	Management Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.9	Investment Advisory Services Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.10	Letter Agreement between Advanced Communications Technologies, Inc. and YA Global Investments, L.P. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.11	Letter Agreement among Wayne I. Danson, Danson Partners LLC and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.12	Employment Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.13	Employment Agreement between John Donahue and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.14	Employment Agreement between Steven Miller and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.15	Stock Option Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.16	Stock Option Agreement between John Donahue and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.17	Stock Option Agreement between Steven Miller and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

10.18	Side Letter between H.I.G. Capital L.L.C. and Sankaty Advisors, LLC, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007 (subject to request for confidential treatment)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

(1)	In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.