Form 10QSB
period 2007-12-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2008-02-19
CIK 1100820

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

As of February 8, 2008, there were 4,997,711,570 shares of the registrant’s no par value common stock issued and outstanding.

Transmittal Small Business Disclosure Format (check one):
Yes ☐  No ☒

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC.
INDEX TO FORM 10-QSB

Part I - Financial Information

Part II - Other Information

As used herein, the terms the “Company,” “Advanced Communications Technologies,” ”ACT,” “we,” “us” or “our” refer to Advanced Communications Technologies, Inc., a Florida corporation.

- i -

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

PART I - FINANCIAL INFORMATION

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$3,468,043	$843,721
Restricted cash	761,397	–
Accounts receivable, net of allowance for doubtful
accounts of $78,801 and $6,919, respectively	5,656,808	429,105
Inventory	3,014,337	–
Replacement parts and equipment	520,858	371,353
Due from vendors	687,448	–
Prepaid expenses and other current assets	761,039	84,083
Total Current Assets	14,869,930	1,728,262
Property and equipment, net	538,922	261,849
Other Assets
Deferred financing costs, net	874,032	–
Deferred acquisition costs	363,588	885,364
Intangibles assets, net	10,139,166	–
Goodwill	14,074,521	2,624,388
Other assets	78,143	7,960
Total Other Assets	25,529,450	3,517,712

TOTAL ASSETS	$40,938,302	$5,507,823

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Current Liabilities
Accounts payable	$5,020,647	$2,197,344
Accrued expenses	2,188,111	1,375,363
Escrow liability	761,397	–
Notes payable, current portion	507,614	617,068
Capitalized lease obligation, current portion	36,015	15,341
Total Current Liabilities	8,513,784	4,205,116
Long Term Liabilities
Senior Notes, net of unamortized original issue discount and current portion	11,881,250	–
Senior Subordinated Notes, net of unamortized original issue discount	11,533,800	–
Convertible notes payable	1,206,146	–
Note payable, officer	310,000	–
Capitalized lease obligation, less current portion	56,111
Convertible preferred stock
Series A convertible preferred stock, $.01 par value	–	3,006,200
Series B convertible preferred stock, $.01 par value	–	40,000
Series A-1 convertible preferred stock, $.01 par value	–	340,000
Series A-2 convertible preferred stock, $.01 par value	4,206,105	–
Series C convertible preferred stock, $.01 par value	6,300,000	–
Series D convertible preferred stock, $.01 par value	633,962	–
Total Long Term Liabilities	36,127,374	3,386,200
TOTAL LIABILITIES	44,641,158	7,591,316
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 5,000,000,000 shares authorized,
4,997,711,570 issued and outstanding	31,092,290	31,092,290
Additional paid-in capital	1,280,374	1,280,374
Accumulated deficit	(36,075,520)	(34,456,157)
Total Stockholders' Deficiency	(3,702,856)	(2,083,493)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$40,938,302	$5,507,823

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

NET SALES	$16,561,344	$2,018,533	$25,633,145	$4,159,370
COST OF SALES	12,992,231	1,344,974	20,004,389	2,719,830
GROSS PROFIT	3,569,113	673,559	5,628,756	1,439,540

OPERATING EXPENSES
Depreciation and amortization	480,847	17,247	588,715	36,783
Selling, general and administrative expenses	2,607,839	859,981	4,704,237	1,679,449
TOTAL OPERATING EXPENSES	3,088,686	877,228	5,292,952	1,716,232

Profit (Loss) From Operations	480,427	(203,669)	335,804	(276,692)

OTHER INCOME (EXPENSE)
Other income (expense)	(2,285)	1,464	73,847	1,464
Interest expense, net	(817,131)	(9,696)	(1,209,109)	(21,113)
TOTAL OTHER (EXPENSE)	(819,416)	(8,232)	(1,135,262)	(19,649)

NET LOSS	(338,989)	(211,901)	(799,458)	(296,341)

Deemed dividend on preferred stock	–	–	(819,905)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(338,989)	$(211,901)	$(1,619,363)	$(296,341)

Net loss per share - basic	$–	$–	$–	$–

Weighted average number of shares
outstanding during the period - basic	4,997,711,570	4,849,418,808	4,997,711,570	4,659,440,570

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE AT JULY 1, 2007	4,997,711,570	$31,092,290	$1,280,374	$(34,456,157)	$(2,083,493)
Deemed dividend on preferred stock	–	–	–	(819,905)	(819,905)
Net loss for the period	–	–	–	(799,458)	(799,458)
BALANCE AT DECEMBER 31, 2007	4,997,711,570	$31,092,290	$1,280,374	$(36,075,520)	$(3,702,856)

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2007	2006
CASH FLOWS USED IN OPERATIONS:
Net loss	$(799,458)	$(296,341)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	588,715	36,783
Provision for doubtful accounts	1,882	2,285
Stock-based compensation	506,721	18,000
Loss on sale of marketable securities	–	4,859
Stock distribution from Herborium	–	(1,464)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	569,475	61,969
Inventory	(28,234)	–
Replacement parts and equipment	(149,505)	7,650
Credits due from vendors	77,820	–
Prepaid expense and other current assets	(53,765)	13
Increase (decrease) in liabilities:
Accounts payable	(910,072)	(46,855)
Accrued expenses	(620,648)	98,866
Net cash used in operating activities	(817,069)	(114,235)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(22,320,755)	–
Acquisition costs	(2,769,582)	–
Purchase of property and equipment	(116,054)	(13,158)
Decrease (Increase) in other assets	(32,810)	12,641
Net cash used in investing activities	(25,239,201)	(517)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized lease	(757,486)	(336,551)
Proceeds from sale of preferred stock	6,300,000	–
Proceeds from sale of senior and subordinated notes	24,039,137	–
Increase in deferred financing fees	(901,059)	–
Proceeds from sale of Series A-1 preferred stock	–	340,000
Net cash provided by financing activities	28,680,592	3,449

Net increase (decrease) in cash and cash equivalents	2,624,322	(111,303)

Cash and cash equivalents at beginning of period	843,721	756,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,468,043	$644,790

See accompany notes to condensed consolidated financial statements

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

NOTE 1.	ORGANIZATION, BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A)	Organization

Unless the context requires otherwise, “we”, “us”, “our” “ACT” or the “Company” refers to Advanced Communications Technologies, Inc. and its wholly and majority-owned subsidiaries on a consolidated basis.

We are a New York-based company that specializes in the consumer electronic after-market service and supply chain, known as reverse logistics. Through our principal operating company Encompass Group Affiliates, Inc. ("Encompass"), a Delaware corporation, we address the full scope of this $4 billion market - including the end-user driven product support and repair industry, as well as the manufacturer-driven recovery and e-Waste industry. We provide single-source lifecycle management services for technology products, currently in the North American market, with accelerating growth towards a global presence. On June 2, 2004, Encompass acquired Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"). Cyber-Test, which had been our principal operating business, is an established electronic equipment repair facility located in Orlando, Florida, specializing in the repair and exchange of consumer and office electronic equipment, providing board-level and whole-unit repair to third-party warranty compa-nies, OEMs, national retailers and national office equipment dealers. On August 17, 2007, Encompass completed the acquisition of Vance Baldwin, Inc., an industry leading Original Equipment Manufacturer Parts Distributor. For more than fifty years, Vance Baldwin operated in south Florida and recently opened in suburban Atlanta. Vance Baldwin distributes more than 30,000 parts annually for consumer electronics, computers, printers and office equipment. Vance Baldwin also provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment. (See Notes 1(I) and 2 for further information concerning this acquisition and the related financing transactions.)

(B)	Financial Statement Presentation and Principles of Consolidation

The Company consolidates all majority-owned and controlled subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(C)	Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six months ended December 31, 2007 and 2006 are unaudited but in the opinion of management the condensed consolidated financial statements include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The June 30, 2007 balance sheet has been derived from the audited financial statements as of that date.

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
AS OF DECEMBER 31, 2007
(UNAUDITED)

(F)	Inventory, Replacement Parts and Equipment

Inventory of OEM parts purchased for resale within the reverse logistics industry, which consists solely of finished goods, is valued at the lower of cost (first-in, first-out basis) or market.

Replacement parts and equipment consist primarily of repair parts, as well as consumable supplies for resale and used machines that are held for resale, that are stated at the lower of weighted average cost or market. The weighted average cost of replacement parts and equipment approximates the first-in, first-out (“FIFO”) method.

Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-usable inventory, replacement parts and equipment and records necessary provisions to reduce such inventory, replacement parts and equipment to net realizable value.

(G)	Core Charges

The vendors of products distributed by the Company frequently add a "core charge" to the cost of individual inventory items that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards, which are defective. These defective replaced components are ultimately repaired and re-enter the distribution channel.

Core charges borne by the Company associated with goods in inventory are not included in inventory, but are classified separately in prepaid expenses and other current assets. Customers either receive a credit for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned. This payment effectively compensates the Company for the core charge it is obligated to pay vendors. The Company returns cores to its vendors for credit, with the aggregate amount of credits due classified separately, as due from vendors, and included in current assets.

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

The Company leases certain equipment and software under agreements that are classified as capital leases and are included in the accompanying balance sheet under property and equipment. Amortization of equipment held under capital leases is included in depreciation expense. Accumulated amortization of items under capital leases at December 31, 2007 amounted to $79,000. Maintenance and repairs are charged to expense when incurred.

(I)	Goodwill and Intangibles

In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Goodwill.” The fair value assigned to intangible assets acquired is based on valuations prepared by an independent appraisal firm or by management using certain estimates and assumptions, or the values negotiated at arms length between the Company and the seller of the acquired assets. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but are reviewed periodically for impairment. Purchased intangibles with finite lives are amortized over the pattern in which the economic benefit is to be consumed, or, on a straight-line basis over their respective useful lives if that pattern cannot be determined.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

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

The allocation of the purchase price paid at closing to the assets acquired and liabilities assumed is based upon an appraisal of the fair market value of the acquired assets and liabilities assumed in accordance with FAS 141. The fair values assigned to the intangibles acquired are based on an independent third-party evaluation.

The fair value of the assets acquired and liabilities assumed is as follows:

Assets acquired:
Current assets	$11,349,311
Property and equipment	246,504
Intangible assets	10,580,000
Long-term assets	37,373
Total assets acquired	22,213,188
Liabilities assumed:
Current liabilities	5,711,682
Non-current liabilities	63,189
Total liabilities assumed	5,774,871
Net identifiable assets acquired	16,438,317
Costs in excess of net identifiable assets acquired (recorded goodwill)	11,450,133
Total fair value of net identifiable assets acquired and goodwill	$27,888,450

Goodwill and intangible assets consisted of the following:

	December 31,	June 30,
	2007	2007
Goodwill	$14,074,521	$2,624,388

Intangible assets, primarily consisting of customer lists	$10,580,000	$–
Less accumulated amortization	(440,834)	–
Total net intangible assets	$10,139,166	$–

Amortization expense for intangible assets, which are being amortized over 10 years based on the straight line method, amounted to $441,000 for the six months ended December 31, 2007. Based on the carrying value of intangible assets as of December 31, 2007, future amortization expense will amount to the following:

For the year ending June 30, 2008	$970,000
June 30, 2009	$1,058,000
June 30, 2010	$1,058,000
June 30, 2011	$1,058,000
June 30, 2012	$1,058,000

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

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

The Company includes shipping costs in cost of sales. Total shipping costs included in cost of sales for the three months ended December 31, 2007 and 2006 were $1,122,971 and $367,777, respectively. Total shipping costs included in cost of sales for the six months ended December 31, 2007 and 2006 were $1,914,796 and $692,663, respectively.

(K)	Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. During the three and six months ended December 31, 2007 and 2006, potentially dilutive securities that could have been issued were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.  At December 31, 2007 and 2006, potentially dilutive securities totalled 128,334,000,000 and 5,841,667,000, respectively.

(L)	Concentration of Sales and Credit Risk

Sales to two customers accounted for approximately 23.6% and 9.2% of consolidated sales for the three months ended December 31, 2007, and approximately 44.3% and 43.6% of consolidated sales for the three months ended December 31, 2006. Sales to two customers accounted for approximately 23.7% and 9.5% of consolidated sales for the six months ended December 31, 2007, and approximately 46% and 42.9% of consolidated sales for the six months ended December 31, 2006.

We have certain financial instruments that potentially subject us to significant concentrations of credit risk which consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents in short-term money market accounts with high quality financial institutions and in short-term, investment grade commercial paper. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(M)	Restricted Cash, Cash and Cash Equivalents

Restricted cash consists of funds representing a portion of the purchase price that is held in escrow in connection with the purchase of Vance Baldwin until earlier of the completion of an audit of the financial statements of Vance Baldwin as of and for the year ending December 31, 2007, or August 17, 2008, and the subsequent determination as to the existence of claims to be made against the escrow fund. The Company considers all other short-term investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents include commercial paper, money market funds and certain certificates of deposit.

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

(O)	Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized over the life of the related debt obligation.

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

(P)	Recent Accounting Pronouncements

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

The Financial Accounting Standards Board has issued Statement No. 141 (R), Business Combinations. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

The Financial Accounting Standards Board has issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

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
AS OF DECEMBER 31, 2007
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

The Company’s consolidated financial statements for the three and six months ended December 31, 2007 include Vance Baldwin’s results of operations from August 17, 2007.

The following unaudited pro forma financial information presents the results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 2008 and fiscal 2007. Adjustments to the combined financial information related to the acquisition that affect the results of operations include the interest expense associated with the debt issued in conjunction with the acquisition, amortization of the fair value of intangible assets and deferred debt financing costs and stock-based compensation. This pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of July 1, 2007 and 2006 or of results of operations that may occur in the future.

	For the three
	months ended	For the six months ended
	December 31,	December 31,
	2006	2007	2006
Net sales	$14,601,071	$32,057,665	$28,417,129
Operating income (loss)	210,420	488,381	(103,133)
Net loss	(294,675)	(1,136,205)	(1,307,362)
Net loss basic and diluted per common share	0.00	0.00	0.00

NOTE 3.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In connection with the recapitalization described in Note 2 and below, all of the notes (with the exception of the capitalized lease obligation) and related accrued interest outstanding as of the time of the recapitalization were satisfied in full.

Notes payable and capital lease obligations consisted of the following at December 31, 2007 and June 30, 2007:

	December 31,	June 30,
	2007	2007
12% Note payable	$–	$57,832
Note payable to officer	310,000	35,000
Note payable to Cornell Capital	–	275,000
6% Unsecured Note	–	249,236
Senior notes	12,388,864	–
Senior subordinated notes	11,533,800	–
Convertible notes	1,206,146	–
Capitalized leases	92,126	15,341
Total notes payable and capital lease obligations	25,530,936	632,409
Less: current portion	(543,629)	(632,409)
Long term notes payable and capital lease obligations	$24,987,307	$–

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

The Company may borrow up to $2,500,000 from Sankaty Advisors, LLC by issuing additional Senior Notes and/or Senior Subordinated Notes. Such notes will be Senior Notes, Subordinated Notes, or a combination thereof, depending upon the Company’s performance measured against the Maximum Total Leverage Ratio financial covenant. On September 27, 2007, the Company issued an additional $1,020,048 contained within the principal amount of Senior Subordinated Notes for a purchase price of $1,000,000 under the same terms described above for Senior Subordinated Notes.

NOTE 4.	PREFERRED AND COMMON STOCK

Shares of Series C Preferred may, at the election of the Series C Preferred stockholders, be converted into shares of common stock following shareholder approval and the requisite state filing of a charter amendment (the “Charter Amendment”) that increases the number of authorized shares of common stock to an amount sufficient for the conversion of Series C Preferred into a fixed amount of shares of common stock at the Series C Conversion Rate. Shareholder approval is needed to effect the Charter Amendment. The Company filed a Proxy Statement Pursuant to Schedule 14(a) of the Securities Exchange Act of 1934 (“Proxy Statement”) with the Securities and Exchange Commission (“SEC”) on November 8, 2007, which, among other matters, requested stockholder approval of an amendment to the Articles of Incorporation to authorize additional shares of common stock. The Company received a comment letter from the SEC on December 6, 2007 and January 14, 2008. The Company responded to both comment letters and filed Amendment No. 2 to the Proxy Statement on February 5, 2008, and is awaiting further SEC comments or for the filing to become effective. Following the increase in the number of authorized shares of common stock, the Company will have sufficient common shares for (i) the automatic conversion of Series A-2 Preferred into 8,412,206,677 shares of common stock, (ii) the issuance of 80,000,000 shares of restricted stock to two executives per terms of employment agreements, (iii) the effect of future conversions of Series C Preferred, Series D Preferred and Convertible Notes and (iv) the effect of future exercises of stock options. As a result, the Company will reclassify the Series C and Series D Preferred stock to stockholders’ equity.

NOTE 5.	INCOME TAXES

The Company did not record a provision or benefit for income taxes for the three months ended December 31, 2007 and 2006 as the Company recorded net losses in both periods. The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss, for the periods ended December 31, 2007 and 2006. There was no tax benefit recorded relating to the increase in deferred tax assets. The Company has total net operating loss carryforwards (NOL) available to offset future federal taxable income of approximately $32,000,000 expiring in the fiscal years from 2016 through 2027. As a result of the change in control arising from the recapitalization, the Company will be limited to utilizing approximately $3.5 million of its NOL carryforward annually in future years to offset taxable income.

The Company made a Section 338(h)(10) election whereby it will effectively treat the acquisition of Vance Baldwin as an asset purchase; accordingly, purchased goodwill and other intangible assets acquired will be deductible for tax purposes for an estimated annual tax deduction of approximately $1.8 million.

NOTE 6.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the six months ended December 31, 2007 and 2006 for income taxes and interest:

	2007	2006

Income taxes	$21,384	$7,009

Interest	$517,730	$3,888

ADVANCED COMMUNICATIONS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

Non-cash investing and financing activities:

Six Months Ended December 31, 2007:

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

(3)
In connection with the recapitalization and acquisition transactions and the issuance of additional Senior Subordinated Notes on September 27, 2007, the Company incurred Original Issue Discounts of $190,335 on Senior Notes and $234,491 on Senior Subordinated Notes.

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

The following discussion should be read in conjunction with the information contained in Part I, Item 6 in our Annual Report on Form 10-KSB for the year ended June 30, 2007, as amended, under the headings “Risks Related to Our Business” and “Risks Related to Our Stock.” These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-KSB are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

General

We are a New York-based company specializing in the technology after-market service and supply chain, known as reverse logistics. Through our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass"), our strategy is to acquire and operate businesses that provide computer and electron-ics replacement parts, repair and refurbishment services and end-of-life cycle services for such products as flat screen TVs, laptop computers, monitors, multi-function units and high-end consumer elec-tronics such as PDAs and digital cameras, as well as office equip-ment such as fax machines, printers, copiers and scanners. Encompass owns Vance Baldwin, Inc. (“Vance Baldwin”) and Cyber-Test, Inc. ("Cyber-Test"), which, respectively, primarily distribute replacement parts and repair electronic equipment. Vance Baldwin is headquartered in Florida, with its sole warehouse facility located in Lawrenceville, Georgia. Cyber-Test’s headquarters and operating facilities are based in Florida. The Company operates as one segment in the reverse logistics industry serving the electronics industry.

Financial Condition

We incurred a net loss of $799,000 for the six months ended December 31, 2007, and in our prior two fiscal years we incurred net losses of $1,250,000 and $574,000, respectively. However, as a result of the transactions described below, we had working capital of $6,356,000 as of December 31, 2007.

On August 17, 2007, the Company entered into a series of transactions to effect a recapitalization in connection with the acquisition of a new operating subsidiary which included (i) the completion of a preferred stock investment of $6,300,000, (ii) the issuance of $23.4 million in senior and subordinated notes, (iii) the liquidation of substantially all of the Company’s current liabilities, including notes payable, by cash payment or conversion into Series A-2 Convertible Preferred Stock or a note, and (iv) the exchange of substantially all of the Company’s convertible preferred stock into Series A-2 Convertible Preferred Stock, which will automatically convert into common stock upon stockholder approval to increase the number of authorized shares of common stock. Also on August 17, 2007, the Company acquired all of the outstanding equity interests in Vance Baldwin, another entity serving in the reverse logistics industry engaged primarily in the distribution of parts for consumer electronics, printers, appliances, and computers. Revenue and net income for Vance Baldwin for the year ended December 31, 2006 amounted to $48,690,000 and $4,558,000, respectively.

We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that will, together with the remaining $1.5 million in available borrowing capacity under our senior and senior subordinated debt facility, be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility. We intend to seek significant acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity. Our debt agreement requires an annual sweep of excess cash flow, as defined, which may limit our ability to use operating cash flow to fund acquisitions.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2007 TO THE THREE MONTHS ENDED DECEMBER 31, 2006

Summary of Results of Operations

Primarily as a result of the acquisition of Vance Baldwin, net sales for the three months ended December 31, 2007 were $16,561,000 as compared to net sales of $2,019,000 for the three months ended December 31, 2006, an increase of $14,542,000, or 720%. Further, gross profit increased from $674,000 to $3,569,000 from the earlier period to the current period as a result of the acquisition. The net loss increased from $212,000 for the three months ended December 31, 2006 to $339,000 for the three months ended December 31, 2007; however, the current period expenses include net interest expense of $817,000 and noncash items including stock-based compensation expense of $85,000, depreciation and amortization expense of $481,000, all of which aggregate $1,383,000.

The following table sets forth certain selected financial data as a percentage of sales for the three months ended December 31, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	78.4	66.6
Gross margin	21.6	33.4
Operating expenses	18.6	43.5
Income (loss) from operations before other expense	3.0	(10.1)
Other expenses	(4.9)	(0.4)
Net loss	(1.9)%	(10.5)%

Net Sales

Net sales for the three months ended December 31, 2007 were $16,561,000 as compared to net sales of $2,019,000 for the three months ended December 31, 2006, an increase of $14,542,000, or 720%. The increase in net sales was primarily due to the inclusion of Vance Baldwin, acquired August 17, 2007, for the three months ended December 31, and an increase in net sales by Cyber-Test for the three months ended December 31, 2007. The increase in Cyber-Test’s net sales was primarily due to an increase in repair orders from its major customers, as well as an increase in repair orders from several recently-added customers, during the period ended December 31, 2007, compared to the same period in 2006.

Cost of Sales and Gross Profit

Our cost of sales totaled $12,992,000 for the three months ended December 31, 2007, as compared to $1,345,000 for the three months ended December 31, 2006, an increase of $11,647,000, or 866%. Our gross profit increased to $3,569,000 for the three months ended December 31, 2007 as compared to $674,000 for the three months ended December 31, 2006, with gross margins declining to 21.6% from 33.4% for the comparable periods.

The increase in cost of sales and gross profit was primarily due to the inclusion of Vance Baldwin in the period.

The overall decrease in gross margin is primarily attributable to the effect of the inclusion of net sales and cost of sales of Vance Baldwin, which operates at a lower gross margin than Cyber-Test. Cyber-Test experienced a slight decrease in gross margin due to a change in product mix.

Operating Expenses

Total operating expenses for the three months ended December 31, 2007 and 2006 were $3,089,000 and $877,000, respectively, representing an increase of 2,212,000, or 252%. The increase was primarily due to the inclusion of expenses of Vance Baldwin in the current period only.

Depreciation and amortization for the three months ended December 31, 2007 amounted to $481,000 compared to $17,000 for the three months ended December 31, 2006. The increase is primarily attributable to amortization expense associated with intangible assets.

Selling, general and administrative expenses increased to $2,608,000 for the three months ended December 31, 2007 from $860,000 for the three months ended December 31, 2006, principally due to (i) the inclusion of Vance Baldwin for the period following its acquisition, (ii) an increase in stock-based compensation expense in the current period compared to the earlier period primarily attributable to the expense associated with stock option grants made by the Company contemporaneously with the closing of the recapitalization and the acquisition of Vance Baldwin, and (iii) an increase in expenses incurred by Cyber-Test to support a higher level of sales volume.

Other Income (Expense)

Other income (expense) amounted to $(819,000) for the three months ended December 31, 2007, compared to $(8,000) for the three months ended December 31, 2006. Interest expense, net, for the three months ended December 31, 2007 was $(817,000) compared to $(10,000) for the three months ended December 31, 2006, with the increase due to the inclusion of interest on the debt financing entered into in connection with the recapitalization and the acquisition of Vance Baldwin.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2007 TO THE SIX MONTHS ENDED DECEMBER 31, 2006

Summary of Results of Operations

Primarily as a result of the acquisition of Vance Baldwin, net sales for the six months ended December 31, 2007 were $25,633,000 as compared to net sales of $4,159,000 for the six months ended December 31, 2006, an increase of $21,474,000, or 516%. Further, gross profit increased from $1,440,000 to $5,629,000 from the earlier period to the current period as a result of the acquisition. The net loss increased from $296,000 for the six months ended December 31, 2006 to $799,000 for the six months ended December 31, 2007; however, the current period expenses include net interest expense of $1,209,000 and noncash items including stock-based compensation expense of $507,000, depreciation and amortization expense of $589,000, all of which aggregate $2,305,000.

The following table sets forth certain selected financial data as a percentage of sales for the six months ended December 31, 2007 and 2006:

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	78.0	65.4
Gross margin	22.0	34.6
Operating expenses	20.7	41.3
Income (loss) from operations before other expense	1.3	(6.7)
Other expenses	(4.4)	(0.5)
Net loss	(3.1)%	(7.2)%

Net Sales

Net sales for the six months ended December 31, 2007 were $25,633,000 as compared to net sales of $4,159,000 for the six months ended December 31, 2006, an increase of $21,474,000, or 516%. The increase in net sales was primarily due to the inclusion of Vance Baldwin sales generated in the period following the August 17, 2007 acquisition, and an increase in net sales by Cyber-Test for the six months ended December 31, 2007 over the comparable prior year period. The increase in Cyber-Test’s net sales was primarily due to an increase in repair orders from its major customers, as well as an increase in repair orders from several recently-added customers, during the period ended December 31, 2007 compared to the same period in 2006.

Cost of Sales and Gross Profit

Our cost of sales totaled $20,004,000 for the six months ended December 31, 2007, as compared to $2,720,000 for the six months ended December 31, 2006, an increase of $17,284,000, or 636%. Our gross profit increased to $5,629,000 for the six months ended December 31, 2007 as compared to $1,440,000 for the six months ended December 31, 2006, with gross margins declining to 22.0% from 34.6% for the comparable periods.

The increase in cost of sales and gross profit was primarily due to the inclusion of Vance Baldwin in the six months ended December 31, 2007 for the period following its acquisition.

The overall decrease in gross margin is primarily attributable to the effect of the inclusion of net sales and cost of sales of Vance Baldwin, which operates at a lower gross margin than Cyber-Test. Cyber-Test experienced a slight decrease in gross margin due to a change in product mix.

Operating Expenses

Total operating expenses for the six months ended December 31, 2007 and 2006 were $5,293,000 and $1,716,000, respectively, representing an increase of $3,577,000, or 208%. The increases were primarily due to the inclusion of expenses of Vance Baldwin in the six months ended December 31, 2007 for the period following its acquisition.

Depreciation and amortization for the six months ended December 31, 2007 amounted to $589,000 compared to $37,000 for the six months ended December 31, 2006. The increase is primarily attributable to amortization expense associated with intangible assets.

Selling, general and administrative expenses increased to $4,704,000 for the six months ended December 31, 2007 from $1,679,000 for the six months ended December 31, 2006, principally due to (i) the inclusion of Vance Baldwin in the current year for the period following its acquisition, (ii) an increase in stock-based compensation expense in the current period compared to the earlier period primarily attributable to the expense associated with stock option grants made by the Company contemporaneously with the closing of the recapitalization and acquisition of Vance Baldwin, (iii) an increase in compensation expense at the corporate level and (iv) an increase in expenses incurred by Cyber-Test to support a higher level of sales volume.

The amount expensed for stock-based compensation in the six months ended December 31, 2007 was substantially greater than the expense that will be recorded in succeeding periods for this option grant since a substantial portion of the options granted vested immediately.

Other Income (Expense)

Other income (expense) amounted to $(1,135,000) for the six months ended December 31, 2007, compared to $(20,000) for the six months ended December 31, 2006. Other income amounted to $74,000 for the six months ended December 31, 2007, compared to $1,000 for the six months ended December 31, 2006, and includes a $75,000 gain on settlement of the amount due to a creditor as a part of the recapitalization. Interest expense for the six months ended December 31, 2007 was $(1,209,000) compared to $(21,000) for the six months ended December 31, 2006, with the increase due to the inclusion of interest on the debt financing entered into in connection with the recapitalization and the acquisition of Vance Baldwin.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $799,000 for the six months ended December 31, 2007 and $1,250,000 for the fiscal year ended June 30, 2007. However, as a result of the transactions described below, we had a cash balance and working capital of $3,468,000 and $6,356,000, respectively, as of December 31, 2007.

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

We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that will, together with the remaining $1.5 million in available borrowing capacity under our senior and senior subordinated debt facility, be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required by our debt facility. We intend to seek significant acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity. Our debt agreement requires an annual sweep of excess cash flow, as defined, which may limit our ability to use operating cash flow to fund acquisitions.

We have total contractual obligations of $25,906,000 as of December 31, 2007. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations
	Total	1 Year or Less	More Than 1 Year

Unsecured note	$310,000	$–	$310,000
Senior notes	12,563,000	508,000	12,055,000
Senior subordinated notes	11,735,000	–	11,735,000
Convertible notes	1,206,000	–	1,206,000
Capitalized lease obligations	92,000	36,000	56,000
Total Contractual Obligations	$25,906,000	$544,000	$25,362,000

Net Cash Used In Operating Activities

Net cash used in operating activities was $817,000 for the six months ended December 31, 2007, compared to net cash used in operating activities of $114,000 for the six months ended December 31, 2006. Net cash used in operating activities for the six months ended December 31, 2007 was principally due to the loss from operations of $799,000, an increase in inventory of $28,000, decreases in accounts payable and accrued expenses of $910,000 and $621,000, respectively, in connection with the recapitalization that liquidated substantially all of the Company’s liabilities, offset by a decrease in accounts receivable of $569,000 and non-cash expenses of $1,097,000.

Net cash used in operating activities for the six months ended December 31, 2006 was principally due to the loss from operations of $296,000 and a decrease in accounts payable of $47,000, which were partially offset by a decrease in accounts receivable of $62,000, an increase in accrued expenses of $99,000 and non-cash expenses of $57,000.

Net Cash Used In Investing Activities

Net cash used in investing activities of $25,239,000 for the six months ended December 31, 2007 was attributable almost entirely to the acquisition of Vance Baldwin for $22,321,000, net of cash acquired, plus related transaction costs of $2,770,000.

Net cash used in investing activities of $1,000 for the six months ended December 31, 2006 was principally attributable to purchases of fixed assets offset by proceeds from the sale of marketable securities.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $28,681,000 for the six months ended December 31, 2007 was attributable to proceeds of $6,300,000 and $24,039,000 from the sale of Series C Preferred Stock and senior and subordinated notes, respectively, in connection with the recapitalization and the acquisition of Vance Baldwin, offset by principal payments of $757,000 primarily to repay all notes payable outstanding at closing, as well as periodic principal and capital lease repayments. In addition, financing costs of $901,000 were incurred in connection with the debt issuance.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Location (1)
2.1	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
3(i)	Restated Articles of Incorporation of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007
3(ii)	Amended Bylaws of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.1	Form of Convertible Promissory Note issued in connection with Exhibit 2.1	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.2
Note Purchase Agreement, dated as of August 17, 2007, by and among Encompass Group Affiliates, Inc. as Issuer, and Advanced Communications Technologies, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.3	Form of Senior Note issued in connection with Exhibit 4.16	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.4	Form of Subordinated Note issued in connection with Exhibit 4.16	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.5
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
4.6
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
Date: February 19, 2008

By:	/s/ John E. Donahue
Name: John E. Donahue
Title: Chief Financial Officer (Principal Accounting Officer)
Date: February 19, 2008

EXHIBIT INDEX

Exhibit No.	Description	Location (1)
2.1	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
3(i)	Restated Articles of Incorporation of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007
3(ii)	Amended Bylaws of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.1	Form of Convertible Promissory Note issued in connection with Exhibit 2.1	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.2
Note Purchase Agreement, dated as of August 17, 2007, by and among Encompass Group Affiliates, Inc. as Issuer, and Advanced Communications Technologies, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.3	Form of Senior Note issued in connection with Exhibit 4.16	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.4	Form of Subordinated Note issued in connection with Exhibit 4.16	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.5
First Lien Pledge and Security Agreement, dated as of August 17, 2007, between Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc., SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test, Inc., Vance Baldwin, Inc. and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007
4.6
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