Form 10QSB
period 2008-03-31
ADVANCED COMMUNICATIONS TECHNOLOGIES INC
filed 2008-05-14
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

Commission File Number 000-30486

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLY ADVANCED
COMMUNICATIONS TECHNOLOGIES, INC.)

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

As of May 12, 2008, there were 5,077,711,570 shares of the registrant’s no par value common stock issued and outstanding.

Transmittal Small Business Disclosure Format (check one):
Yes ☐ No ☒

INDEX TO FORM 10-QSB

Part I-Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets As Of March 31, 2008 (Unaudited) and June 30, 2007

Condensed Consolidated Statements Of Operations For The Three and Nine Months Ended March 31, 2008 and 2007 (Unaudited)

Condensed Consolidated Statement Of Stockholders’ Equity (Deficiency) For The Nine Months Ended March 31, 2008 (Unaudited)

Condensed Consolidated Statements Of Cash Flows For The Nine Months Ended March 31, 2008 and 2007 (Unaudited)

Notes To Condensed Consolidated Financial Statements As Of March 31, 2008 (Unaudited)

Item 2.	Management’s Discussion And Analysis Or Plan Of Operation

Item 3.	Controls And Procedures

Part II-Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission Of Matters To A Vote Of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

As used herein, the terms the “Company,” “Encompass Group Affiliates,” ”Encompass,” “we,” “us” or “our” refer to Encompass Group Affiliates, Inc., a Florida corporation, formerly Advanced Communications Technologies, Inc.

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

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLY ADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2008	June 30, 2007
	(Unaudited)	(Note 1)
ASSETS
Current Assets
Cash and cash equivalents	$2,677,636	$843,721
Restricted cash	766,651	--
Accounts receivable, net of allowance for doubtful
accounts of $81,027 and $6,919, respectively	7,189,282	429,105
Inventory	3,253,337	--
Replacement parts and equipment	679,321	371,353
Due from vendors	1,106,927	--
Prepaid expenses and other current assets	723,830	84,083
Total Current Assets	16,396,984	1,728,262
Property and equipment, net	529,643	261,849
Other Assets
Deferred financing costs, net	365,514	--
Deferred acquisition costs	411,225	885,364
Intangible assets, net	9,874,665	--
Goodwill	14,074,521	2,624,388
Other assets	78,143	7,960
Total Other Assets	24,804,068	3,517,712

TOTAL ASSETS	$41,730,695	$5,507,823

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES
Current Liabilities
Accounts payable	$5,970,909	$2,197,344
Accrued expenses	2,269,223	1,375,363
Escrow liability	766,651	--
Notes payable, current portion	507,614	617,068
Capitalized lease obligation, current portion	33,750	15,341
Total Current Liabilities	9,548,147	4,205,116
Long Term Liabilities
Senior Notes, net of unamortized original issue discount and current portion	11,764,859	--
Senior Subordinated Notes, net of unamortized original issue discount	11,542,728	--
Convertible notes payable	1,206,146	--
Note payable, officer	310,000	--
Capitalized lease obligation, less current portion	49,068
Convertible preferred stock
Series A convertible preferred stock, $.01 par value	--	3,006,200
Series B convertible preferred stock, $.01 par value	--	40,000
Series A-1 convertible preferred stock, $.01 par value	--	340,000
Total Long Term Liabilities	24,872,801	3,386,200
TOTAL LIABILITIES	34,420,948	7,591,316
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
Series A-2 convertible preferred stock, $.01 par value, 8,413 shares authorized, 8,412 shares issued and outstanding (liquidation value of $3,388,200)	84	--
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $6,300,000)	10	--
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $633,962)	10	--
Common stock, no par value, 5,000,000,000 shares authorized,
4,997,711,570 shares issued and outstanding	31,092,290	31,092,290
Additional paid-in capital	11,929,837	1,280,374
Accumulated deficit	(35,712,484)	(34,456,157)
Total Stockholders' Equity (Deficiency)	7,309,747	(2,083,493)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$41,730,695	$5,507,823

See accompany notes to condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLY ADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

NET SALES	$19,474,380	$2,617,443	$45,107,525	$6,776,813
COST OF SALES	15,386,864	1,802,159	35,391,253	4,521,989
GROSS PROFIT	4,087,516	815,284	9,716,272	2,254,824

OPERATING EXPENSES
Depreciation and amortization	316,960	16,990	905,677	53,773
Selling, general and administrative expenses	2,603,281	1,072,912	7,307,516	2,752,361
TOTAL OPERATING EXPENSES	2,920,241	1,089,902	8,213,193	2,806,134

Income (Loss) From Operations	1,167,275	(274,618)	1,503,079	(551,310)

OTHER INCOME (EXPENSE)
Other income (expense), net	--	(50,000)	73,846	(50,000)
Interest expense, net	(804,238)	(19,401)	(2,013,347)	(39,050)
TOTAL OTHER (EXPENSE)	(804,238)	(69,401)	(1,939,501)	(89,050)

NET INCOME (LOSS)	363,037	(344,019)	(436,422)	(640,360)

Deemed dividend on preferred stock	--	--	(819,905)	--

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$363,037	$(344,019)	$(1,256,327)	$(640,360)

Net Income (loss) per share - basic	$-	$-	$-	$-

Weighted average number of shares
outstanding during the period - basic	4,997,711,570	4,976,626,376	4,997,711,570	4,763,625,689

See accompany notes to condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLY ADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE AT JULY 1, 2007	4,997,711,570	$31,092,290	--	$--	$1,280,374	$(34,456,157)	$(2,083,493)

Issuance of Series A-2, Series C and Series D convertible preferred stock			10,412	104	10,649,463	--	10,649,567
Deemed dividend on preferred stock	--	--	--	--	--	(819,905)	(819,905)

Net loss for the period						(436,422)	(436,422)

BALANCE AT MARCH 31, 2008	4,997,711,570	$31,092,290	10,412	$104	$11,929,837	$(35,712,484)	$7,309,747

See accompany notes to condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLY ADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2008	2007
CASH FLOWS USED IN OPERATIONS:

Net loss	$(436,422)	$(640,360)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	905,677	53,773
Provision for doubtful accounts	18,155	4,785
Stock-based compensation	590,976	31,500
Loss on sale of marketable securities	--	4,859
Stock distribution from Herborium	--	(1,464)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(979,272)	(223,102)
Inventory	(267,234)	--
Replacement parts and equipment	(307,968)	(9,550)
Credits due from vendors	(341,659)	--
Prepaid expense and other current assets	(64,193)	1,626
Increase (decrease) in liabilities:
Accounts payable	40,189	143,904
Accrued expenses	(587,178)	553,927
Net cash used in operating activities	(1,428,929)	(80,102)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(22,320,755)	--
Increase in acquisition costs	(2,769,582)	(126,473)
Purchase of property and equipment	(160,655)	(41,310)
Reimbursement of costs from PMIC bankruptcy proceedings	--	26,500
Decrease (increase) in other assets	(32,810)	12,641
Net cash used in investing activities	(25,283,802)	(128,642)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized lease	(891,432)	(342,600)
Proceeds from sale of preferred stock	6,300,000	--
Proceeds from sale of senior and subordinated notes	24,039,137	--
Payment of debt and equity issuance costs	(901,059)	--
Proceeds from sale of Series A-1 preferred stock	--	340,000
Net cash provided by (used in) financing activities	28,546,646	(2,600)

Net increase (decrease) in cash and cash equivalents	1,833,915	(211,344)

Cash and cash equivalents at beginning of period	843,721	756,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,677,636	$544,749

See accompany notes to condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLYADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 1.	ORGANIZATION, BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Unless the context requires otherwise, “we”, “us”, “our” “Encompass” or the “Company” refers to Encompass Group Affiliates, Inc., a Florida corporation, and its wholly owned subsidiaries on a consolidated basis. The Company’s shareholders approved its proxy solicitation that closed May 5, 2008 to, among other actions, amended the company Articles of Incorporation to change its name to Encompass Group Affiliates, Inc. from Advanced Communications Technologies, Inc.

We are a New York-based company that specializes in the consumer electronic after-market service and supply chain, known as reverse logistics. Through our principal operating subsidiary Encompass Group Affiliates, Inc. ("Encompass-Delaware"), a Delaware corporation, we address the full scope of this multi-billion market - including the end-user driven product support and repair industry, as well as the manufacturer-driven recovery and e-Waste industry. We provide single-source lifecycle management services for technology products, currently in the North American market, with accelerating growth towards a global presence. On June 2, 2004, Encompass-Delaware acquired Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"). Cyber-Test, which had been our principal operating business, is an established electronic equipment repair facility located in Orlando, Florida, specializing in the repair and exchange of consumer and office electronic equipment, providing board-level and whole-unit repair to third-party warranty compa-nies, OEMs, national retailers and national office equipment dealers. On August 17, 2007, Encompass-Delaware completed the acquisition of Vance Baldwin, Inc., an industry leading Original Equipment Manufacturer Parts Distributor. For more than fifty years, Vance Baldwin operated in south Florida and recently opened a distribution facility in suburban Atlanta. Vance Baldwin distributes more than 30,000 parts annually for consumer electronics, computers, printers and office equipment. Vance Baldwin also provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment. (See Notes 1(I) and 2 for further information concerning this acquisition and the related financing transactions.)

(B) Financial Statement Presentation and Principles of Consolidation

The Company consolidates all wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(C) Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2008 and 2007 are unaudited but in the opinion of management the condensed consolidated financial statements include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The June 30, 2007 balance sheet presented herein has been derived from the audited financial statements as of that date.

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

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLYADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

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

Core charges borne by the Company associated with goods in inventory are not included in inventory, but are classified in prepaid expenses and other current assets. At March 31, 2008, core charges classified in prepaid expenses and other current assets amounted to $508,000. Customers either receive a credit for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned. This payment effectively compensates the Company for the core charge it is obligated to pay vendors. The Company returns cores to its vendors for credit, with the aggregate amount of credits due classified separately, as due from vendors, and included in current assets.

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

The Company leases certain equipment and software under agreements that are classified as capital leases and are included in the accompanying balance sheet under property and equipment. Amortization of equipment held under capital leases is included in depreciation expense. Accumulated amortization of items under capital leases at March 31, 2008 amounted to $82,000. Maintenance and repairs are charged to expense when incurred.

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLYADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

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

Goodwill and intangible assets consisted of the following:

	March 31,	June 30,
	2008	2007
Goodwill	$14,074,521	$2,624,388

Intangible assets, primarily consisting of customer lists	$10,580,000	--
Less accumulated amortization	(705,335)	--
Total net intangible assets	$9,874,665	--

Amortization expense for intangible assets, which are being amortized over 10 years based on the straight line method, amounted to $705,000 for the nine months ended March 31, 2008. Based on the carrying value of intangible assets as of March 31, 2008, future amortization expense will amount to the following:

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

The Company includes shipping costs in cost of sales. Total shipping costs included in cost of sales for the three months ended March 31, 2008 and 2007 were $1,492,329 and $407,714, respectively. Total shipping costs included in cost of sales for the nine months ended March 31, 2008 and 2007 were $3,407,125 and $1,100,377 respectively.

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLYADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

(K) Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. During the three months ended March 31, 2007 and nine months ended March 31, 2008 and 2007, potentially dilutive securities that could have been issued were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.  During the three months ended March 31, 2008, potentially dilutive securities totalling 114,052,000,000 were included in the calculation of diluted loss per share but had no effect. At March 31, 2008 and 2007, potentially dilutive securities totalled 127,462,000,000 and 5,841,667,000, respectively.

(L) Concentration of Sales and Credit Risk

Sales to two customers accounted for approximately 25.8% and 10.0% of consolidated sales for the three months ended March 31, 2008, and approximately 42.8% and 39.8% of consolidated sales for the three months ended March 31, 2007. Sales to two customers accounted for approximately 24.5% and 9.6% of consolidated sales for the nine months ended March 31, 2008, and approximately 44.7% and 41.7% of consolidated sales for the nine months ended March 31, 2007.

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

(M) Restricted Cash, Cash and Cash Equivalents

Restricted cash consists of funds representing a portion of the purchase price that is held in escrow in connection with the purchase of Vance Baldwin until earlier of the completion of an audit of the financial statements of Vance Baldwin as of and for the year ending December 31, 2007, or August 17, 2008, and the subsequent determination as to the existence of claims to be made against the escrow fund. On April 24, 2008, the Company agreed to an early release of $375,000 of the escrowed funds.

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

(O) Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized, using the interest method. over the life of the related debt obligation.

(P) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008..  Management does not expect this pronouncement will have a material impact on the financial statements of the Company.

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLYADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2008. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

The Financial Accounting Standards Board has issued Statement No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact that this new standard would have on the Company’s financial position and results of operations.

The Financial Accounting Standards Board has issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements.” This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management is currently evaluating the impact that this new standard would have on the Company’s financial position and results of operations.

In April 2008, the Financial Accounting Standards Board has issued Final FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under accounting principles generally accepted in the United States of America. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Paragraph 11(d) of SFAS No. 142 requires entities to base assumptions for determining the useful life of a recognized intangible asset on the legal, regulatory, or contractual provisions that permit extending the asset’s useful life without appreciably adding to its cost. FSP No. FAS 142-3, requires that an entity must consider its own experience with similar arrangements in developing its assumptions. If an entity has had no similar arrangements, then it should consider the assumptions other market participants use. Management does not expect this pronouncement to have a significant impact on the financial statements of the Company.

NOTE 2.	RECAPITALIZATION AND ACQUISITION OF VANCE BALDWIN, INC.

On August 17, 2007 (the “Closing Date”), the Company entered into a series of transactions to effect a recapitalization which included the acquisition of a new operating subsidiary for an aggregate purchase price of $27.9 million (including transaction costs), the completion of a significant preferred stock issuance of $6,300,000, the issuance of $23.4 million in senior and subordinated notes and the settlement of substantially all of the Company’s notes payable, accounts payable and accrued expenses. On the Closing Date, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., a privately-held Florida subchapter S corporation doing business as Vance Baldwin Electronics and engaged in distribution and shipping of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”). Management believes that the business and operations of Vance Baldwin, which has its headquarters in Ft. Lauderdale, Florida and a substantial distribution facility in Lawrenceville, Georgia, will complement the business and operations offered by Cyber-Test and significantly expand the Company’s presence in the reverse logistics business.

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

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLYADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

	For the three
	months ended	For the nine months ended
	March 31	March 31
	2007	2008	2007
Net sales	$16,520,398	$51,532,045	$44,937,527
Operating income (loss)	723,072	1,655,656	882,514
Net income (loss)	(74,936)	(773,168)	(1,382,297)
Net loss basic and diluted per common share	0.00	0.00	0.00

NOTE 3.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In connection with the recapitalization described in Note 2 and below, all of the notes (with the exception of the capitalized lease obligation) and related accrued interest outstanding as of the time of the recapitalization were satisfied in full.

Notes payable and capital lease obligations consisted of the following at March 31, 2008 and June 30, 2007:

	March 31,	June 30,
	2008	2007
12% Note payable	$--	$57,832
Note payable to officer	310,000	35,000
Note payable to Cornell Capital	--	275,000
6% Unsecured Note	--	249,236
Senior notes	12,272,473	--
Senior subordinated notes	11,542,728	--
Convertible notes	1,206,146	--
Capitalized leases	82,818	__15,341
Total notes payable and capital lease	25,414,165	632,409
Less: current portion	(541,364)	(632,409)
Long term notes payable and capital lease obligations	$24,872,801	$—

The Company may borrow up to $2,500,000 from Sankaty Advisors, LLC by issuing additional Senior Notes and/or Senior Subordinated Notes. Such notes will be Senior Notes, Subordinated Notes, or a combination thereof, depending upon the Company’s performance measured against the Maximum Total Leverage Ratio financial covenant. On September 27, 2007, the Company issued an additional $1,020,048 of Senior Subordinated Notes for a purchase price of $1,000,000 under the same terms as the Senior Subordinated Notes sold in connection with the August 17, 2007 transactions described above.

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLYADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 4.	PREFERRED AND COMMON STOCK

Shares of Series C Preferred may, at the election of the Series C Preferred stockholders, be converted into shares of common stock upon the requisite state filing of a charter amendment (the “Charter Amendment”) that increases the number of authorized shares of common stock to an amount sufficient for the conversion of Series C Preferred into a fixed amount of shares of common stock at the Series C Conversion Rate. Shareholder approval is needed in order to file the Charter Amendment. The Company filed a Proxy Statement Pursuant to Schedule 14(a) of the Securities Exchange Act of 1934 (“Proxy Statement”) with the Securities and Exchange Commission (“SEC”) on November 8, 2007, which, among other matters, requested stockholder approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock. The Company received comment letters from the SEC on December 6, 2007 and January 14, 2008. The Company responded to both comment letters and other comments received verbally and filed Amendment No. 2 to the Proxy Statement on February 5, 2008. On March 21, 2008, the Company received a letter from the SEC stating that it would have no further comment. See Note 7.

The Company’s shareholders approved its proxy solicitation that closed May 5, 2008 to, among other actions, amended the company Articles of Incorporation to increase the number of authorized shares of common stock. Accordingly, the Company’s Series A-2, Series C and Series D convertible preferred stock is classified in Stockholders’ Equity (Deficiency) on the accompanying consolidated balance sheet at March 31, 2008. Previously, since there was an insufficient number of authorized shares of common stock for the conversion of convertible preferred stock, the Company was required to classify such stock as long-term liabilities on its consolidated balance sheets.

NOTE 5.	INCOME TAXES

The Company recorded a 100% valuation allowance against its net deferred tax assets, including its federal and state net operating loss, for the periods ended March 31, 2008 and 2007. There was no tax benefit recorded relating to the increase in deferred tax assets. The Company has total net operating loss carryforwards (NOL) available to offset future federal taxable income of approximately $32,000,000 expiring in the fiscal years from 2016 through 2027. As a result of the change in control arising from the recapitalization, the Company will be limited to utilizing approximately $3.5 million of its NOL carryforward annually in future years to offset taxable income. The Company did not record a provision for income taxes for the three months ended March 31, 2008 due to this NOL carryforward which offset taxable income in the period. The Company did not record a provision or benefit for income taxes for the three months ended March 31, 2007 and the nine months ended March 31, 2008 and 2007 as the Company recorded net losses in each period.

The Company made a Section 338(h)(10) election which treats the acquisition of Vance Baldwin as an asset purchase; accordingly, purchased goodwill and other intangible assets acquired will be deductible for tax purposes for an estimated annual tax deduction of approximately $1.8 million.

NOTE 6.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the nine months ended March 31, 2008 and 2007 for income taxes and interest:

	2008	2007

Income taxes	$24,319	$8,831

Interest	$1,356,219	$3,329

Non-cash investing and financing activities:

Nine Months Ended March 31, 2008:

(1)
In connection with the recapitalization and acquisition transactions, the Company issued: (i) a non-cash unsecured note of $310,000 to an officer in settlement of outstanding obligations, (ii) a noncash unsecured convertible note of $206,000 to a creditor in settlement of outstanding obligations, (iii) a noncash unsecured convertible note of $1 million to the stockholder of Vance Baldwin as part of the purchase price, (iv) Series A-2 convertible preferred stock in exchange for all outstanding shares of Series A, Series A-1 and Series B convertible preferred stock with liquidation values of $3,006,000, $40,000 and $340,000, respectively, resulting in a deemed dividend of $819,905 attributable to Series A-2 having a fair market value higher than the carrying value of the exchanged issues, (v) Series D convertible preferred stock of $198,113 to the stockholder of Vance Baldwin as part of the purchase price, and (vi) Series D convertible preferred stock of $435,849 in satisfaction of an assumed obligation of Vance Baldwin.

ENCOMPASS GROUP AFFILIATES, INC. (FORMERLYADVANCED COMMUNICATIONS
TECHNOLOGIES, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

(2)
In connection with the recapitalization and acquisition transactions and the issuance of additional Senior Subordinated Notes on September 27, 2007, the Company incurred Original Issue Discounts of $190,335 on Senior Notes and $234,491 on Senior Subordinated Notes.

(3)
As described in Note 4, the Company’s classified its Series A-2, Series C and Series D convertible preferred stock in Stockholders’ Equity (Deficiency) on the consolidated balance sheet at March 31, 2008; in prior periods such stock was classified as long-term liabilities.

Nine Months Ended March 31, 2007:

(1)
559 shares of Series A Preferred Shares and 20 shares of Series B Preferred Shares with liquidation values of $559,000 and $20,000, respectively, were converted into 789,784,564 shares and 20,000,000 shares, respectively, of the Company’s common stock.

(2)	20,000,000 shares of the Company’s common stock were issued to certain officers of the Company in pursuant of the employment contracts with the Company.

NOTE 7.	SUBSEQUENT EVENTS

In April and through May 5, 2008, the Company solicited and received sufficient affirmative written consents from common and preferred stockholders (voting on an as-converted basis) approving amendments to the Company’s Articles of Incorporation to, among other things, (i) change the name of the Company to Encompass Group Affiliates, Inc. and (ii) increase the number of authorized shares of common stock from 5,000,000,000 to 230,000,000,000. Shareholders also approved an amendment of the Company’s 2005 Stock Plan to increase the number of shares of common stock available for issuance under such plan from 700,000,000 to 15,000,000,000.

With the approved increase in the number of authorized shares of common stock, the Company has sufficient common shares for (i) the automatic conversion of Series A-2 Preferred into 8,412,206,677 shares of common stock, (ii) the issuance of 80,000,000 shares of restricted stock to two executives per terms of employment agreements, (iii) the effect of future conversions of Series C Preferred, Series D Preferred and Convertible Notes and (iv) the effect of future exercises of stock options. With the authorization of a sufficient number of shares for the conversion of preferred stock into common stock, the Company has reclassified the Series A-2, Series C and Series D Preferred stock from liabilities to stockholders’ equity in the accompanying balance sheet. Upon the issuance of shares of common stock to holders of Series A-2 preferred stock, shares of such issue will be cancelled and the aggregate of par value and related additional paid in capital associated with the cancelled Series A-2 preferred stock will be classified as common stock on subsequent consolidated balance sheets.

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

General

We are a New York-based company specializing in the technology after-market service and supply chain, known as reverse logistics. Through our wholly-owned subsidiary and principal operating unit, Encompass Group Affiliates, Inc. ("Encompass-Delaware"), our strategy is to acquire and operate businesses that provide computer and electron-ics replacement parts, repair and refurbishment services and end-of-life cycle services for such products as flat screen TVs, laptop computers, monitors, multi-function units and high-end consumer elec-tronics such as PDAs and digital cameras, as well as office equip-ment such as fax machines, printers, copiers and scanners. Encompass owns Vance Baldwin, Inc. (“Vance Baldwin”) and Cyber-Test, Inc. ("Cyber-Test"), which, respectively, primarily distribute replacement parts and repair electronic equipment. Vance Baldwin is headquartered in Florida, with its sole warehouse facility located in Lawrenceville, Georgia. Cyber-Test’s headquarters and operating facilities are based in Florida. The Company operates as one segment in the reverse logistics industry serving the electronics industry.

Financial Condition

We incurred a net loss of $436,000 for the nine months ended March 31, 2008, and in our prior two fiscal years we incurred net losses of $1,250,000 and $574,000, respectively. However, as a result of the transactions described below, we earned net income of $363,000 in the quarter ended March 31, 2008, and had, as of March 31, 2008, current assets in excess of current liabilities of $6,849,000 and stockholders’ equity of $7,310,000.

On August 17, 2007, the Company entered into a series of transactions to effect a recapitalization in connection with the acquisition of a new operating subsidiary which included (i) the completion of a preferred stock investment of $6,300,000, (ii) the issuance of $23.4 million in senior and subordinated notes, (iii) the liquidation of substantially all of the Company’s current liabilities, including notes payable, by cash payment or conversion into Series A-2 Convertible Preferred Stock or a note, and (iv) the exchange of substantially all of the Company’s convertible preferred stock into Series A-2 Convertible Preferred Stock, which automatically converts into common stock following stockholder approval to increase the number of authorized shares of common stock, which approval has been obtained as described in Note 7 to the accompanying consolidated financial statements. Also on August 17, 2007, the Company acquired all of the outstanding equity interests in Vance Baldwin, another entity serving in the reverse logistics industry engaged primarily in the distribution of parts for consumer electronics, printers, appliances, and computers. Revenue and net income for Vance Baldwin for the year ended December 31, 2006 amounted to $48,690,000 and $4,558,000, respectively.

We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that will, together with the remaining $1.5 million in available borrowing capacity under our senior and senior subordinated debt facility, be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility. We intend to seek significant business acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity. Our debt agreement requires an annual sweep of excess cash flow, as defined, which may limit our ability to use operating cash flow to fund acquisitions.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 TO THE THREE MONTHS ENDED MARCH 31, 2007

Summary of Results of Operations

Primarily as a result of the acquisition of Vance Baldwin, net sales for the three months ended March 31, 2008 were $19,474,000 as compared to net sales of $2,617,000 for the three months ended March 31, 2007, an increase of $16,857,000, or 644%. Further, gross profit increased from $815,000 to $4,088,000 from the earlier period to the current period as a result of the acquisition. The company had a net income of $363,000 for the three months ended March 31, 2008 compared to a net loss of $344,000 for the three months ended March 31, 2007. Current period expenses include net interest expense of $804,000 and noncash items including stock-based compensation expense of $84,000, depreciation and amortization expense of $317,000, for an aggregate of $1,205,000.

The following table sets forth certain selected financial data as a percentage of sales for the three months ended March 31, 2008 and 2007:

	2008	2007

Net sales	100.0%	100.0%
Cost of sales	79.0	68.9
Gross margin	21.0	31.1
Operating expenses	15.0	41.6
Income (loss) from operations before other expenses	6.0	(10.5)
Other expenses	(4.1)	(2.7)
Net income (loss)	1.9%	(13.1)%

Net Sales

Net sales for the three months ended March 31, 2008 were $19,474,000 as compared to net sales of $2,617,000 for the three months ended March 31, 2007, an increase of $16,857,000, or 644%. The increase in net sales was primarily due to the inclusion of Vance Baldwin, acquired August 17, 2007, for the three months ended March 31, 2008 and an increase in net sales by Cyber-Test for the three months ended March 31, 2008. The increase in Cyber-Test’s net sales was primarily due to an increase in repair orders from its two major customers, as well as an increase in repair orders from several recently-added customers, during the period ended March 31, 2008, compared to the same period in 2007.

Cost of Sales and Gross Profit

Our cost of sales totaled $15,387,000 for the three months ended March 31, 2008, as compared to $1,802,000 for the three months ended March 31, 2007, an increase of $13,585,000, or 754%. Our gross profit increased to $4,088,000 for the three months ended March 31, 2008 as compared to $815,000 for the three months ended March 31, 2007, with gross margins declining to 21.0% from 31.1% for the comparable periods.

The increase in cost of sales and gross profit was primarily due to the inclusion of Vance Baldwin in the period.

The overall decrease in gross margin is primarily attributable to the effect of the inclusion of net sales and cost of sales of Vance Baldwin, which operates at a lower gross margin than Cyber-Test. Cyber-Test experienced a decrease in gross margin due to a change in product mix and price adjustments for certain recurring work.

Operating Expenses

Total operating expenses for the three months ended March 31, 2008 and 2007 were $2,920,000 and $1,090,000, respectively, representing an increase of 1,830,000, or 168%. The increase was primarily due to the inclusion of expenses of Vance Baldwin in the current period only.

Depreciation and amortization for the three months ended March 31, 2008 amounted to $317,000 compared to $17,000 for the three months ended March 31, 2007. The increase is primarily attributable to amortization expense associated with intangible assets acquired in connection with the acquisition of Vance Baldwin.

Selling, general and administrative expenses increased to $2,603,000 for the three months ended March 31, 2008 from $1,073,000 for the three months ended March 31, 2007, principally due to (i) the inclusion of Vance Baldwin for the period following its acquisition, (ii) an increase in stock-based compensation expense in the current period compared to the earlier period attributable to the expense associated with stock option grants made by the Company contemporaneously with the closing of the recapitalization and the acquisition of Vance Baldwin, and (iii) an increase in expenses incurred by Cyber-Test to support a higher level of sales volume.

Other Expense

Other expense amounted to $804,000 for the three months ended March 31, 2008, compared to $69,000 for the three months ended March 31, 2007. Interest expense, net, for the three months ended March 31, 2008 was $804,000 compared to $19,000 for the three months ended March 31, 2007, with the increase due to the inclusion of interest on the debt financing entered into in connection with the recapitalization and the acquisition of Vance Baldwin. In the three months ended March 31, 2007, the Company incurred a one-time expense of $50,000 in connection with the PMIC bankruptcy proceeding and litigation settlement.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2008 TO THE NINE MONTHS ENDED MARCH 31, 2007

Summary of Results of Operations

Primarily as a result of the acquisition of Vance Baldwin, net sales for the nine months ended March 31, 2008 were $45,108,000 as compared to net sales of $6,777,000 for the nine months ended March 31, 2007, an increase of $38,331,000, or 566%. Further, gross profit increased from $2,255,000 to $9,716,000 from the earlier period to the current period as a result of the acquisition. The net loss decreased from $640,000 for the nine months ended March 31, 2007 to $436,000 for the nine months ended March 31, 2008. The net loss was reduced despite the current period net interest expense of $2,013,000 and noncash items including stock-based compensation expense of $591,000, depreciation and amortization expense of $906,000, for an aggregate of $3,510,000, compared to approximately $130,000 of such expenses in the nine months ended March 31, 2007.

The following table sets forth certain selected financial data as a percentage of sales for the nine months ended March 31, 2008 and 2007:

	2008	2007

Net sales	100.0%	100.0%
Cost of sales	78.5	66.7
Gross margin	21.5	33.3
Operating expenses	18.2	41.4
Income (loss) from operations before other expenses	3.3	(8.1)
Other expenses	(4.3)	(1.3)
Net loss	(1.0)%	(9.4)%

Net Sales

Net sales for the nine months ended March 31, 2008 were $45,108,000 as compared to net sales of $6,777,000 for the nine months ended March 31, 2007, an increase of $38,331,000, or 566%. The increase in net sales was primarily due to the inclusion of Vance Baldwin sales generated in the period following the August 17, 2007 acquisition, and an increase in net sales by Cyber-Test for the nine months ended March 31, 2008 over the comparable prior year period. The increase in Cyber-Test’s net sales during the period ended March 31, 2008 compared to the same period in 2007 was primarily due to an increase in repair orders from its two major customers, as well as an increase in repair orders from several recently-added customers.

Cost of Sales and Gross Profit

Our cost of sales totaled $35,391,000 for the nine months ended March 31, 2008, as compared to $4,522,000 for the nine months ended March 31, 2007, an increase of $30,869,000, or 683%. Our gross profit increased to $9,716,000 for the nine months ended March 31, 2008 as compared to $2,255,000 for the nine months ended March 31, 2007, with gross margins declining to 21.5% from 33.3% for the comparable periods.

The increase in cost of sales and gross profit was primarily due to the inclusion of Vance Baldwin in the nine months ended March 31, 2008 for the period following its acquisition.

The overall decrease in gross margin is primarily attributable to the effect of the inclusion of net sales and cost of sales of Vance Baldwin, which operates at a lower gross margin than Cyber-Test. Cyber-Test experienced a slight decrease in gross margin in the current period compared to the year ago period principally due to a change in product mix.

Operating Expenses

Total operating expenses for the nine months ended March 31, 2008 and 2007 were $8,213,000 and $2,806,000, respectively, representing an increase of $5,407,000, or 193%. The increases were primarily due to the inclusion of expenses of Vance Baldwin in the nine months ended March 31, 2008 for the period following its acquisition.

Depreciation and amortization for the nine months ended March 31, 2008 amounted to $906,000 compared to $54,000 for the nine months ended March 31, 2007. The increase is primarily attributable to amortization expense associated with intangible assets acquired in connection with the acquisition of Vance Baldwin.

Selling, general and administrative expenses increased to $7,308,000 for the nine months ended March 31, 2008 from $2,752,000 for the nine months ended March 31, 2007, principally due to (i) the inclusion of Vance Baldwin in the current year for the period following its acquisition, (ii) an increase in stock-based compensation expense in the current period compared to the earlier period attributable to the expense associated with stock option grants made by the Company contemporaneously with the closing of the recapitalization and acquisition of Vance Baldwin, (iii) an increase in compensation expense at the corporate level and (iv) an increase in expenses incurred by Cyber-Test to support a higher level of sales volume.

The amount expensed for stock-based compensation in the nine months ended March 31, 2008 was substantially greater than the expense that will be recorded in succeeding periods for this option grant since a substantial portion of the options granted vested immediately.

Other Income (Expense)

Other expense amounted to $1,940,000 for the nine months ended March 31, 2008, compared to $89,000 for the nine months ended March 31, 2007. Other income amounted to $74,000 for the nine months ended March 31, 2008, compared to $50,000 of expenses for the nine months ended March 31, 2007, and includes a $75,000 gain on settlement of an amount due to a creditor as a part of the recapitalization for 2008. Other expense for 2007 includes $50,000 for payments in connection with PMIC bankruptcy proceeding and litigation settlement. Interest expense for the nine months ended March 31, 2008 was $2,013,000 compared to $41,000 for the nine months ended March 31, 2007, with the increase due to the inclusion of interest on the debt financing entered into in connection with the recapitalization and the acquisition of Vance Baldwin.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $436,000 for the nine months ended March 31, 2008, and in our prior two fiscal years we incurred net losses of $1,250,000 and $574,000, respectively. However, as a result of the transactions described below, we earned net income of $363,000 in the quarter ended March 31, 2008, and we had, as of March 31, 2008, a cash balance of $2,678,000, current assets in excess of current liabilities of $6,849,000 and stockholders’ equity of $7,310,000.

On August 17, 2007, the Company entered into a series of transactions to effect a recapitalization in connection with the acquisition of a new operating subsidiary which included (i) the completion of a preferred stock investment of $6,300,000, (ii) the issuance of $23.4 million in senior and subordinated notes, (iii) the liquidation of substantially all of the Company’s current liabilities, including notes payable, by cash payment or conversion into Series A-2 Convertible Preferred Stock or a note, and (iv) the exchange of substantially all of the Company’s convertible preferred stock into Series A-2 Convertible Preferred Stock, which automatically convert into common stock upon stockholder approval to increase the number of authorized shares of common stock, which approval has been obtained as described in Note 7 to the accompanying consolidated financial statements. Also on August 17, 2007, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., another entity serving in the reverse logistics industry engaged primarily in the distribution of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”). Revenue and net income for Vance Baldwin for the year ended December 31, 2007 amounted to $48,690,000 and $4,558,000, respectively.

We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that will, together with the remaining $1.5 million in available borrowing capacity under our senior and senior subordinated debt facility, be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required by our debt facility. We intend to seek significant business acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity. Our debt agreement requires an annual sweep of excess cash flow, as defined, which may limit our ability to use operating cash flow to fund acquisitions.

We have total contractual obligations of $25,771,000 as of March 31, 2008. These contractual obligations, along with the dates on which such payments are due, are described below:

	Contractual Obligations
	Total	1 Year or Less	More Than 1 Year

Unsecured note	$310,000	$--	$310,000
Senior notes	12,437,000	508,000	11,929,000
Senior subordinated notes	11,735,000	--	11,735,000
Convertible notes	1,206,000	--	1,206,000
Capitalized lease obligations	83,000	34,000	49,000

Total Contractual Obligations	$25,771,000	$542,000	$25,229,000

Net Cash Used In Operating Activities

Net cash used in operating activities was $1,429,000 for the nine months ended March 31, 2008, compared to net cash used in operating activities of $80,000 for the nine months ended March 31, 2007. Net cash used in operating activities for the nine months ended March 31, 2008 was principally due to the loss from operations of $436,000, increases in inventory of $267,000 and accounts receivable of $979,000 and a decrease in accrued expenses of $587,000 in connection with the recapitalization that liquidated substantially all of the Company’s liabilities, offset by non-cash expenses of $1,515,000.

Net cash used in operating activities for the nine months ended March 31, 2007 was principally due to the loss from operations of $640,000, and an increase in accounts receivable of $223,000, partially offset by increases in accounts payable of $144,000 and accrued expenses of $554,000, and non-cash expenses of $93,000.

Net Cash Used In Investing Activities

Net cash used in investing activities of $25,284,000 for the nine months ended March 31, 2008 was attributable almost entirely to the acquisition of Vance Baldwin for $22,321,000; net of cash acquired, plus related transaction costs of $2,770,000.

Net cash used in investing activities of $129,000 for the nine months ended March 31, 2007 was attributable to an increase in deferred acquisition costs of $126,000 incurred in connection with planned acquisition in process and purchases of fixed assets of $41,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $28,547,000 for the nine months ended March 31, 2008 was principally attributable to proceeds of $6,300,000 and $24,039,000 from the sale of Series C Preferred Stock and senior and subordinated notes, respectively, in connection with the recapitalization and the acquisition of Vance Baldwin, offset by principal payments of $891,000 to repay all notes payable outstanding at closing, as well as principal payments for the senior debt and monthly capital lease payments. In addition, transaction costs of $901,000 were incurred in connection with the equity and debt issued in connection with the recapitalization and acquisition transactions.

Net cash used by financing activities of $3,000 for the nine months ended March 31, 2007 was attributable to proceeds of $340,000 from the sale of our Series A-1 preferred stock, offset by principal payments of $343,000 on notes payable and capital leases.

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

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-QSB, an evaluation was performed under the supervision of and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Controls

During the three months ended March 31, 2008, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

As previously disclosed, we have established a Code of Business Conduct and Ethics (the "Code") applicable to all of our employees, including our principal executive, accounting and financial officers, and we intend to satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, any provision of the Code by posting such information on our corporate website. In connection with our name change effective May 6, 2008, our Internet website address has changed and is now http://www.encompassgroup.com.

We have previously filed the Code as Exhibit 14.1 to our Form 10-KSB filed with the Securities and Exchange Commission on November 3, 2004. In addition, we will provide a copy of the Code, without charge, upon written requests to our corporate office located at 420 Lexington Avenue, Suite 2739, New York, NY 10170.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this Quarterly Report as set forth in the Exhibit Index beginning on page 20 hereof.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS GROUP AFFILIATES, INC.

By:	/s/ Wayne I. Danson
Name:	Wayne I. Danson
Title:	President, Chief Executive Officer (Principal Executive Officer) and Director
Date:	May 14, 2008

By:	/s/ John E. Donahue
Name:	John E. Donahue
Title:	Chief Financial Officer (Principal Accounting Officer)
Date:	May 14, 2008

EXHIBIT INDEX

Exhibit No.	Description	Location (1)

2.1	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

3(i)(a)	Restated Articles of Incorporation of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

3(i)(b)	Articles of Amendment to the Articles of Incorporation of Advanced Communications Technologies, Inc. filed with the Secretary of State of Florida on May 6, 2008	Filed herewith

3(ii)	Amended Bylaws of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.1	Form of Convertible Promissory Note issued in connection with Exhibit 2.1	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

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