Form 10-K
period 2008-06-30
Encompass Group Affiliates, Inc
filed 2008-10-14
CIK 1100820

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 000-30486

ENCOMPASS GROUP AFFILIATES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0738251
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 2739,	10170
New York, NY	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (646) 227-1600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,539,777 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 22, 2008
[Common Stock, No par value per share]	16,286,151,226 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

Encompass Group Affiliates, Inc. and Subsidiaries
Form 10-K
Table of Contents

			Page
Part I
	Item 1.	Business	1-8
	Item 1.A.	Risk Factors	8-11
	Item 1.B.	Unresolved Staff Comments	11
	Item 2.	Properties	11
	Item 3.	Legal Proceedings	11
	Item 4.	Submission of Matters to a Vote of Security Holders	12-13

Part II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14-15
	Item 6.	Selected Financial Data	15
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-28
	Item 7.A.	Quantitative and Qualitative Disclosures about Market Risk	28
	Item 8.	Financial Statements and Supplementary Data	28
	Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	28
	Item 9A(T)	Controls and Procedures	29
	Item 9B.	Other Information	29
Part III
	Item 10.	Directors, Executive Officers and Corporate Governance	30-34
	Item 11.	Executive Compensation	34-41
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42-46
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	46-49
	Item 14.	Principal Accountant Fees and Service	49

Part IV
	Item 15.	Exhibits and Financial Statement Schedules	50-56

Signatures			57

As used herein, the terms the “Company,” “Encompass Group Affiliates,” “we,” “us,” or “our” refer to Encompass Group Affiliates, Inc., a Florida corporation.

Forward-Looking Statements

Certain statements in the Item 1 - Business, Item 1A – Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward-looking statements. Without limiting the generality of the foregoing, words such as "may,” "anticipation,” "intend,” "could,” "estimate,” or "continue" or the negative or other comparable terminologies are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Additional factors that could affect future results are set forth throughout Item 1 - Business and Item 1A – Risk Factors and elsewhere in this Annual Report on Form 10-K. Because of the risks and uncertainties associated with forward-looking statements, you should not place undue reliance on them. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Part I

Item 1. Business

Encompass Group Affiliates, Inc., a Florida corporation ("we," "us," "our," “Encompass” or the "Company"), is a public holding company specializing in the technology aftermarket service and supply chain known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Parts Distribution, Inc. (formerly known as Encompass Group Affiliates, Inc.-Delaware), a Delaware corporation ("Encompass Parts"), acquires and operates businesses that provide depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services for flat panel display products and distributes both new and reclaimed parts for those and other products and anticipates providing end-of-life cycle services for all such products.

Our strategy is to become a market leader in reverse logistics for the electronics industry by consolidating a core group of highly synergistic companies to provide original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic management services for technology products. We have chosen to address the overall market from both the end-user driven product support and repair industry and from the manufacturer-driven e-Waste recovery industry. While these two industries have different characteristics, they have significant back-end operational synergies. We are focused on becoming a full-service provider of repair, refurbishment, parts distribution and end-of-life cycle services in the computer peripheral and consumer electronics markets. To that end we intend to continue to acquire businesses that either repair and refurbish equipment or distribute parts typically used in the repair and refurbishment process, as well as those that provide e-Waste recovery services. We intend to provide single source life cycle professional management services for technology products to businesses and consumers in the North American market initially, and then on a more worldwide basis.

Encompass Parts owns Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"), a depot repair and refurbishment company based in Florida that has heretofore been our principal operating business. Cyber-Test, which we acquired in June 2004, operates as an independent service organization with the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.

On August 17, 2007, Encompass Parts completed the acquisition of Vance Baldwin, Inc., d/b/a Vance Baldwin Electronics, an OEM parts distributor that has been a leader in the industry for over fifty years. Vance Baldwin has operations in southern Florida and suburban Atlanta and distributes tens of thousands of different parts (i.e., SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution. In addition, Vance Baldwin provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment.

On July 14, 2008, Vance Baldwin entered into an agreement with Philips Consumer Lifestyle North America (“Philips”), a division of Philips Electronics North America Corporation. Under the terms of the agreement, Vance Baldwin, as single primary authorized distributor, will assume the management and execution responsibilities for operational and order fulfillment of the replacement parts business for Philips’ digital flat panel display products. In this role the Company will sell replacement parts to independent service centers as well as other parts distributors with whom it competes.

On August 1, 2008, Encompass Parts completed the acquisition of Tritronics, Inc., an OEM parts distributor that has been in business since 1975 and has operations in suburban Baltimore and Miami. Tritronics similarly distributes tens of thousands of different parts (i.e., SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution. In addition, as with Vance Baldwin, Tritronics also provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment. Tritronics is a distributor of replacement parts in the U.S. for substantially all of the major OEM manufacturers, with a particularly strong market presence selling to the extensive network of independent service centers that operate nationwide.

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

The growth in sales of consumer electronics and computer and peripheral equipment, partly fueled by the continuing introduction of new products, is driving the need for reverse logistics and repair services, representing one of the largest opportunities within the industry. There remains significant opportunity for above average company growth within the industry by continuing to increase capabilities across the product life cycle. We believe the need for reverse logistics and repair services will not be not impacted by economic downturn cycles to the extent that retailer sales levels may decline since consumers are more likely to repair currently owned equipment if a new product purchase is deferred.

The consumer electronics (including high-tech home appliances), computer and computer peripherals segment of the reverse logistics industry can be broken down into five segments which span the industry lifecycle, including: parts suppliers; repair, refurbishment and returns management companies; remote/onsite repair management and service dispatch providers; warranty administrators; and e-Waste recovery organizations. These constituencies provide services to the participants at various points along the product life-cycle continuum, from the OEMs who manufacture the products and original parts to the retailers engaged in marketing and selling of the end-products to the TPAs which underwrite the extended service plans.

Parts Suppliers

Historically, parts suppliers tended to be regionally focused, lacking the ability to provide clients with a national solution and serving the network of repair centers and onsite service technicians in their surrounding areas. Today, most part suppliers are regionally based, and struggle with the cost of supporting customers nationally due to the minimum service requirement of two-day delivery, forcing them to resort to expensive freight methods such as two-day air delivery. Some parts suppliers have vertically integrated repair operations, leveraging the sourcing of parts from their own inventory. Parts companies tend to specialize around certain product categories, and/or specific OEMs. Because of the lengthy authorization process initiated by the OEM, many parts companies do not cross manufacturer lines. OEMs control parts access and in some cases (like Apple and Sony for certain product lines) make it virtually impossible for independent service or parts providers to gain access to their parts. The rise of Asian parts suppliers that allow access to “proprietary” OEM parts sold in the U.S. is key to gaining market share in the parts support and repair industry. The cost of over-runs in the manufacturing of products is also a primary factor driving demand for parts distributors. To extend the life of products and to prevent inefficient post-manufacturing parts production (after a product line is closed), OEMs will apply core charges to circuit boards and other high mortality items to extend product life.

Repair, Refurbishment and Returns Management Companies

Historic repair and refurbishment activities for technology products have been organized based on the proximity of the repair center to the end-user. Examples include the independent service dealer handling in-warranty authorized repairs for OEMs or out-of-warranty repairs for end consumers (all walk-in driven). The industry has witnessed consolidation in service repair centers, as well as groups aligning together to create a national network for OEMs. Over the last 20 years, the growth of the service contract business has been driven by large insurance agencies that have acquired a sizeable portion of the former out-of-warranty repair business and placing it under the service plans they underwrite.

The larger scale operations have historically been run by OEMs. Integrated circuitry, power source improvements and lifestyle changes are driving products toward smaller dimensions. As a result, price pressures from imports, fickle consumer demand and manufacturer consolidation have forced OEMs to close these large scale facilities and outsource work to external service providers or cobble together a network to replicate this operation. The influx of Asian OEMs, many of which are Chinese manufacturers historically focused on private label manufacturing for major US brands (e.g., Panasonic, Sony, etc), have been aggressively selling into the U.S. with extremely cost-competitive products. However, these OEMs do not possess the requisite US-based service infrastructures and, therefore, are driving additional demand toward a group of smaller external service providers. In addition to pure service delivery, the repair and refurbishment companies are broadening their offerings to include level II and III technical support, diagnosing and potentially repairing equipment directly over the phone with the end user. As equipment becomes more integrated with other systems and software, it has become necessary for the repair centers to offer this value added service. An industry trend is the rise of so-called “Big Box” retailers entering into this area, such as Best Buy through its “Geek Squad” group and Circuit City through its “Firedog” group.

The Equipment Warranty/Repair Management Industry

Warranty periods, including product warranties issued by manufacturers and extended life warranties issued by third-party insurers, and longer product life cycles demand a maintenance/repair commitment that can typically support a product for up to ten years. In addition, the industry relationship among OEMs, the integrator, and the third- and fourth-party service providers has become more complex. The end-user, or consumer, must have assurance that products are supported by an after-sales service team capable of providing preventive maintenance and/or an immediate remedy upon equipment failure.

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

Our Products and Services

Cyber-Test operates in the reverse logistics industry within the office equipment and computer peripheral products repair/warranty management industry, with its primary focus on facsimile machines, printers, scanners, PDAs, laptop computers, monitors, and multi-function units. The following describes the individual components that make up the current Cyber-Test family of products and services.

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

Call Center Technical Support. Cyber-Test offers partial or full (turnkey) Help Desk support through its Call Center. The Call Center has handled as many as 25,000 calls per month from its customers and currently averages approximately 9,000 calls per month. The Call Center has a phone-fix rate of approximately 69%, which significantly reduces Cyber-Test's overall costs. Cyber-Test's Call Center is the sole technical help line for selected Xerox printers and fax machines.

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

Cyber-Test also offers an "Advance Exchange" program, known as ADVANCEX™, which provides same day service to its customers on all products Cyber-Test repairs. With the ADVANCEX™ program, Cyber-Test can ship an equivalent-to-new ("ETN") replacement product directly to the customer if phone support fails to correct the problem. The customer then returns the defective unit to Cyber-Test for repair and refurbishment and subsequent use for another customer. A special capability of Cyber-Test’s proprietary system is that it allows the OEM to gather failure analysis and failure trends critical to the release of new products. This information is collected online while Cyber-Test is providing Level II and III technical support directly to the customer. Its telephone support achieves a current phone fix-rate of more than 69%, saving OEMs millions of dollars per year in unnecessary product exchange expenses. The ADVANCEX™ program has resulted in decreased product returns and increased customer satisfaction.

Vance Baldwin and Tritronics

Parts and Sales. As two of the nation’s largest distributors of parts for consumer electronics products, computers, printers and fax machines as well as office supplies, Vance Baldwin and Tritronics currently sell from stock and have access to over five million parts for distribution. Customers can view a full listing of parts at each company’s website and, if any part is not in stock, it can usually be made available in one business day. Vance Baldwin’s unique parts ordering system affords the capability to search, order, and buy parts without an OEM part number, and its search feature will cross-reference to other OEMs or parts manufacturers that may fit the desired part. Parts and products sold are typically backed with a full OEM warranty.

Generally, Vance Baldwin and Tritronics serve customers in the Eastern half of the country, although Tritronics has more of a nationwide presence because it has typically focused more on the independent service centers than Vance Baldwin and the Company’s one other major competitor have, both of whom have strong market presence with national “big box” retailers and rental organizations. Freight costs make it prohibitively costly to supply customers on a nation-wide basis, hence, all competitors with the exception of one other major competitor, are substantially smaller and serve smaller regions.

In an effort to generate increased parts sales volume, Vance Baldwin has entered into innovative contractual agreements with several of the country’s largest providers of extended warranty plans to consumers. Such extended warranty plans are purchased in approximately 15% of product purchases that consumers make at “big box” retailers and others for flat screen TV’s, cell phones, PDA’s, printers and laptop computers. Vance Baldwin has developed a program, including developing proprietary technical information systems, whereby Vance Baldwin supplies parts to the thousands of repair businesses like Cyber-Test. The advantage to the extended warranty provider is (a) standard pricing for parts and (b) a system that offers control over the repair cycle so that the extended warranty provider has the ability to monitor the repair cycle status and associated cost for hundreds of thousands of repair jobs, an ability that did not previously exist to any meaningful degree.

Call Center Technical Support. Vance Baldwin and Tritronics offer customers support through their Call Centers. Vance Baldwin’s Call Center currently averages approximately 40,000 calls per month. Tritronics’ Call Center currently averages approximately 23,000 calls per month. The principal service provided by the Call Centers is assisting customers with parts searches and purchases.

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

Many of Cyber-Test's competitors are larger in terms of revenue, customers and employees, such as privately-held companies DEX and Nexicore. Cyber-Test also competes with OEMs and major retailers that do their own repair work, as well as large distribution and logistics companies such as United Parcel Service and Airborne Logistics.

Vance Baldwin and Tritronics

Vance Baldwin’s and Tritronics’ businesses are highly competitive within the geographic area in which they operate. They compete with numerous smaller, more regionally restricted firms. In the Eastern half of the country, Vance Baldwin’s size relative to its smaller regional competitors has helped it become the predominant distributor for the largest well known Original Equipment Manufacturers, such as Panasonic, Samsung, Toshiba, RCA, JVC, Sony, Philips, and many others, as well as the predominant supplier to the largest retailers, such as Circuit City, Best Buy and Rent-a-Center.

Competition within the parts distribution segment of the reverse logistics industry is based on service, price, availability of parts (fill rate), speed and accuracy of delivery, depth of technical know-how and the ability to tailor specific solutions to customer needs. Vance Baldwin and Tritronics are very proficient in forging technological links with their respective suppliers and customers to streamline the exchange of information for ordering, shipping and paying, something which has given each of them a clear competitive advantage over other parts distributors. Freight cost is a major expense component affecting all parts distributors. With the move of its warehouse operation to a larger facility in April 2006, Vance Baldwin lowered freight costs and gained the ability to ship to more customers by two-day land delivery, thereby reducing its reliance on more costly air shipping.

Competitors of Vance Baldwin and Tritronics include MTI/Andrews Electronics, Herman Electronics, Fox International, Union Electronics and, Partsearch.

Customers

Cyber-Test

Cyber-Test currently generates a significant portion of its revenues from two large customers. During the fiscal years ended June 30, 2008 and 2007, Cyber-Test’s sales to two customers accounted for approximately 75% and 85% of its total sales, respectively. The loss of one or more of these customers would have a material adverse effect on our business, results of operations and financial condition. Management believes it is essential to expand Cyber-Test's customer base to lessen this dependency. Cyber-Test's ability to do so is dependent upon many variables including its ability to successfully attract and retain technicians that are capable of performing repair on all brands and models of office equipment and computer peripherals at prices which remain competitive.

Vance Baldwin

Vance Baldwin, which currently sells to approximately 7,000 active customers, many for a decade or more. During the fiscal years ended June 30, 2008 and 2007, Vance Baldwin’s sales to three customers accounted for approximately 52% and 60% of its total sales, respectively.. The loss of one or more of these customers would have a material adverse effect on our business, results of operations and financial condition.

Tritronics

Tritronics, which currently sells to approximately 5,000 active customers, many for a decade or more, derives approximately 75% of its sales volume from the nationwide network of independent service contractors and approximately 25% from three large customers.

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

On April 13, 2004, we formed Encompass Group Affiliates, Inc., a Delaware corporation, currently known as Encompass Parts, to be our wholly-owned subsidiary for the purpose of becoming our principal operating unit. Encompass Parts is the direct parent company to Cyber-Test, Vance Baldwin and Tritronics, our core operating businesses.

On June 3, 2004, pursuant to the terms of an asset purchase agreement dated May 27, 2004, Encompass Parts acquired 100% of the assets and business of Cyber-Test.

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

On August 17, 2007 Encompass Parts entered into a series of transactions to effect a recapitalization which, among other transactions, included the following:

•     the acquisition of Vance Baldwin for cash, a convertible note and shares of our Series D Convertible Preferred Stock;

•     the offer and sale of a significant preferred stock investment of $6.3 million to ACT-DE, LLC, an affiliate of H.I.G. Capital, LLC, which, together with certain other parties, received newly designated Series C Convertible Preferred Stock, par value $.01, constituting approximately 79.5% of the ownership interest in the Company (before dilution for stock options issued to management as described herein); and

•     the issuance of approximately $23.4 million in senior and subordinated notes pursuant to a Note Purchase Agreement, for which Sankaty Advisors, LLC is the collateral agent.

In connection with the above-described recapitalization, the Company offered the holders of the Company’s Series A Convertible Preferred Stock, par value $.01 per share, Series A-1 Convertible Preferred Stock, par value $.01 per share, and Series B Convertible Preferred Stock, par value $.01 per share, the right to exchange such stock for the newly designated Series A-2 Preferred (the “Exchange”). In the Exchange, the existing preferred stockholders provided a full release of any claims against the Company, but were not required to provide any other consideration other than the surrender of their outstanding shares of preferred stock. In connection with the recapitalization, the Company also paid off outstanding debts to certain creditors with an aggregate payment of approximately $3,600,000 in cash. One creditor received a convertible promissory note in addition to a cash payment. Certain of these creditors then purchased shares of the Series A-2 Preferred from one of the stockholders receiving such stock pursuant to the exchange. In May 2008, following an increase in the number of authorized shares of our common stock, all shares of Series A-2 Preferred automatically converted into shares of common stock.

On August 1, 2008 Encompass Parts entered into a series of transactions which included:

•     the acquisition of Tritronics, Inc. as a new operating subsidiary, for cash, a promissory note and shares of our common stock;

•     the offer and sale of shares of Series E Preferred Stock, for an aggregate purchase price of $4,166,672 to ACT-DE, LLC and the other holders of its Series C Preferred; and

the issuance of approximately $13.2 million in additional subordinated notes under an Amended and Restated Note Purchase Agreement with our existing lender.

Effective May, 5, 2008, we changed our name to Encompass Group Affiliates, Inc. and our trading symbol to "ECGA”.

Employees

As of June 30, 2008, the Company had 237 full-time employees.

Item 1.A. Risk Factors

Our business is subject to the following risk factors:

We Will Need Additional Capital to Achieve Our Business Plans.

We will need capital to fund transactions with potential acquisition candidates. Any inability in obtaining this funding for further acquisitions will delay or inhibit our progress in achieving our goals.

Currently, under our senior secured credit facility, we have the ability to issue only up to $500,000 more in senior notes. Our ability to secure additional financing for future strategic acquisitions will depend upon a number of factors such as then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, many of which are beyond our control. The prolonged continuation or worsening of current credit market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all. If financing is not available when needed, or is available on unfavorable terms, we may be unable to complete acquisitions at the pace or on the scale that we have contemplated, or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Making and Integrating Acquisitions Could Impair the Company’s Operating Results.

Our current strategy is to actively pursue acquisitions of businesses that will complement or expand upon our current business. Acquisitions involve a number of risks, including diversion of management’s attention from current operations; disruption of the Company’s ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; and the effectiveness of the acquired company’s internal controls and procedures. The individual or combined effect of these risks could have an adverse effect on the Company’s business. In paying for an acquisition, the Company may deplete its cash resources or issue additional debt or equity securities. Furthermore, there is the risk that the Company’s valuation assumptions, customer retention expectations and its models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause the Company to overvalue an acquisition target. There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated. The occurrence of one or more of the foregoing risks associated with an acquisition could have a material adverse effect on our results of operations.

There can be no assurance that the Company will be able to successfully integrate its most recent acquisition of Tritronics’ business with the Company’s existing business. The Company could have difficulty retaining and assimilating new personnel, retaining vendors of the acquired business, and assimilating the services of the acquired business into the Company’s overall operations. These difficulties could disrupt the Company’s business, distract its management and employees, increase expenses and adversely affect the Company’s business, results of operations and financial condition.

To Service Our Indebtedness, We Will Require A Significant Amount Of Cash; Our Ability To Generate Cash Depends On Many Factors Beyond Our Control.

Our ability to make payments on the indebtedness that we have incurred to fund our recent acquisitions and may incur in respect of future acquisitions will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot provide any assurances that we will have sufficient cash flow to fund our debt service and other liquidity needs. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot make any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, a sale of our business, strategic acquisitions, investments and alliances. We cannot make any assurances that any such actions, if necessary, could be effected on commercially reasonable terms, or at all.

New Equity Financing Could Dilute Current Stockholders.

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

The Loss Of Any One Of our Key Customers Could Have A Material Adverse Effect On Our Business.

Cyber-Test and Vance Baldwin rely heavily on the business of a limited number of key customers. While some of these key customers are contractually committed, these contracts are terminable within 60 to 90 days. If any one (or all) of these key customers terminates its relationship with Cyber-Test and Vance Baldwin, it could have a material adverse effect on our business.

Our Business Could Suffer If There Is A Prolonged Economic Downturn.

We believe the need for reverse logistics and repair services will not be not impacted by economic downturn cycles to the extent that retailer sales levels may decline since consumers are more likely to repair currently owned equipment if a new product purchase is deferred. Nevertheless, there is no assurance that a prolonged national or regional economic downturn will not have a material adverse effect on our businesses.

Fluctuations In The Price Or Availability Of Office Equipment Parts And Computer Peripheral Products Could Materially Adversely Affect Us.

The price of office equipment parts and computer peripheral products that Cyber-Test purchases and the parts for consumer electronics, printers, appliances, and computers that Vance Baldwin and Tritronics purchase may fluctuate significantly in the future. Changes in the supply of or demand for such parts and products could affect delivery times and prices. We cannot provide any assurances that Cyber-Test, Tritronics and Vance Baldwin will continue to have access to such parts and products in the necessary amounts or at reasonable prices or that any increases in the cost of such parts and products will not have a material adverse effect on our business.

We Could Be Materially Affected By Turnover Among Our Service Qualified Technical and Other Personnel.

Cyber-Test, Tritronics and Vance Baldwin depend on their ability to identify, hire, train, and retain qualified technical and other personnel as well as a management team to oversee the services that each provide. A loss of a significant number of these experienced personnel would likely result in reduced revenues for Cyber-Test, Tritronics and Vance Baldwin and could materially affect our business. Their ability to attract and retain qualified personnel depends on numerous factors, including factors that they cannot control, such as conditions in the local employment markets in which it operates. We cannot provide any assurances that Cyber-Test, Tritronics and Vance Baldwin will be able to hire or retain a sufficient number of qualified personnel to achieve its financial objectives.

We Could Fail To Attract Or Retain Key Personnel.

Our success largely depends on the efforts and abilities of key corporate executives as well as key executives at Cyber-Test, Tritronics and Vance Baldwin. The loss of the services of these key executives could materially adversely affect our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues.

The Company’s Issuances of Preferred Stock Has Significantly Diluted the Equity Ownership of our Stockholders and the Future Conversion of our Outstanding Preferred Stock will also Cause Significant Dilution to our Existing Stockholders.

The Company’s issuances of preferred stock in August 2007 in connection with our recapitalization and acquisition of Vance Baldwin significantly diluted the equity ownership of our stockholders. The significant dilution of the common stock ownership of existing stockholders could have an adverse effect on the price of the shares of common stock and on the future volume of the shares of common stock traded.

The Price of Our Common Stock May Be Affected By A Limited Trading Volume And May Fluctuate Significantly and May Not Reflect the Actual Value of Our Business.

There is a very limited public market for our common stock, and there can be no assurance that an active trading market will continue. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as quarterly fluctuations in our financial results, changes in the overall economy and the volatility of the financial markets, could cause the price of our common stock to fluctuate substantially.

As a result of the significant preferred stock issuances we have undertaken, outstanding shares of our common stock represent only a small portion of our fully diluted equity. The price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could also cause our stock price to decline. Penny stocks:

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

The Holders of Preferred Stock are Entitled to Rights and Preferences that are Significantly Greater than the Rights and Preferences of the Holders of our Common Stock, Including Preferential Payments Upon a Sale or Liquidation of the Company.

Holders of our preferred stock are entitled to a number of rights and preferences which holders of shares of our outstanding common stock do not and will not have. Among these rights and preferences is a preference on a sale or liquidation of the Company, which means that holders of preferred stock will be entitled to receive the proceeds out of any sale or liquidation of the Company before any such proceeds are paid to holders of our common stock. In general, if the proceeds received upon any sale or liquidation do not exceed the total liquidation proceeds payable to the holders of the preferred stock, holders of common stock would receive no value for their shares upon such sale or liquidation.

Certain Private Stockholders, such as ACT-DE, LLC and Some of Our Directors and Officers, Control a Substantial Interest in the Company and thus may Influence Certain Actions, Including Actions Requiring a Shareholder Vote.

ACT-DE, LLC and our officers and directors own approximately 71.86% of our outstanding common stock in the aggregate on a fully diluted basis. As a result, these shareholders have the ability to influence certain actions requiring a shareholder vote, including the election of directors. In connection with our recapitalization in August 2007, we entered into a Stockholder Agreement with, among other parties, ACT-DE, LLC. The Stockholder

Agreement includes provisions regarding the election of certain individuals, or individuals nominated by certain parties, to our Board of Directors. As a result, certain private stockholders and some of our officers and directors may have the ability to influence certain actions, including actions requiring a shareholder vote.

Item 1.B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s principal executive office is located at 420 Lexington Avenue, Suite 2739, New York, New York 10170. The Company, through a license agreement effective August 15, 2007 with Danson Partners, LLC, a party related to our chief executive officer, effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,300 square feet of office space through May 31, 2010, and licenses for its use all the furniture, fixtures, filing cabinets, computers, servers, office equipment, etc. that it needs to conduct its business.

Cyber-Test leases an aggregate of approximately 42,000 square foot office/shop/warehouse facility space in three separate buildings in the same building complex in Longwood, Florida, generally under one-year triple net lease that carries a one-year option renewal option.

Vance Baldwin leases 55,985 square foot office/warehouse facility in Lawrenceville, GA under a lease that commenced February 15, 2006 and ends on June 30, 2011, and carries a one-year option, and leases a second 50,900 square foot office/warehouse facility also in Lawrenceville, GA under a lease that commenced July 10, 2008 and ends on October 10, 2013. Vance Baldwin also leases 10,010 square foot office facility in Ft. Lauderdale, FL.

Tritronics leases a 43,100 square foot office/warehouse facility located in Abingdon, Maryland and a 13,500 square foot office/warehouse facility located in Miami, Florida. The Abingdon Lease, which has a five-year term with an option for one additional five-year period, also contains an opt out provision whereby the Company can terminate the lease if it does not meet certain financial targets. The Miami Lease has a two-year term with no renewal option.

Item 3. Legal Proceedings

The Company from time-to-time is involved in litigation incidental to the conduct of its business. Currently, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party, or to which any of their respective properties is subject, for which any material adverse judgment is considered probable.

Item 4. Submission Of Matters To A Vote Of Security Holders

In the fourth quarter of fiscal 2008, our shareholders approved a proxy solicitation by written consent on May 5, 2008 with respect to the following actions:

1.	an amendment of our Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 5,000,000,000 to 230,000,000,000;

2.	an amendment of our Articles of Incorporation changing our name to Encompass Group Affiliates, Inc.;

3.	an amendment and restatement of our 2005 Stock Plan to increase in the number of shares of our common stock available for issuance under such plan from 700,000,000 shares to 15,000,000,000 shares; and

4.	the election of seven members to our Board of Directors; and.

5.	the ratification of the appointment of J.H. Cohn LLP as independent public accountants for the fiscal year ending June 30, 2008.

In an uncontested election, seven nominees of the Board of Directors were elected for one-year terms expiring on the date of the next annual meeting. The votes were as follows:

	FOR	WITHHELD	ABSTENTIONS
Wayne I. Danson	102,706,359	1,556,844	0
Wilbank J. Roche	102,719,157	1,544,046	0
John G. Ball	102,752,903	1,510,300	0
John R. Black	102,719,157	1,544,046	0
Thomas R. Ketteler	102,752,903	1,510,300	0
William J. Nolan IV	102,752,903	1,500,300	0
Gerald E. Wedren	102,752,903	1,500,300	0

The results of voting on Proposals 1, 2, 3, and 5 (as described above) were as follows:

1. An amendment of our Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 5,000,000,000 to 230,000,000,000;

Number of Votes
For	102,634,272
Against	1,628,931
Abstain	0
Broker non-votes	48,061,685

2. An amendment of our Articles of Incorporation changing our name to Encompass Group Affiliates, Inc.;

Number of Votes
For	149,892,592
Against	2,432,296
Abstain	0
Broker non-votes	0

3. An amendment and restatement of our 2005 Stock Plan to increase in the number of shares of our common stock available for issuance under such plan from 700,000,000 shares to 15,000,000,000 shares;

Number of Votes
For	102,718,318
Against	1,544,885
Abstain	0
Broker non-votes	48,061,685

5. The ratification of the appointment of J.H. Cohn LLP as independent public accountants for the fiscal year ending June 30, 2008.

Number of Votes
For	104,252,903
Against	10,300
Abstain	0
Broker non-votes	48,061,685

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range Of Common Stock

Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol “ECGA.” As of September 22, 2008, there were 16,286,151,226 common shares issued and outstanding and approximately 550 holders of record. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names". There are approximately 6,500 such holders of common stock

The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

	High Bid	Low Bid
Fiscal Year 2008
Quarter Ended September 30, 2007	$.0008	$.0006
Quarter Ended December 31, 2007	.0014	.0006
Quarter Ended March 31, 2008	.0009	.0004
Quarter Ended June 30, 2008	.0008	.0005

Fiscal Year 2007
Quarter Ended September 30, 2006	$.0010	$.0008
Quarter Ended December 31, 2006	.0008	.0003
Quarter Ended March 31, 2007	.0006	.0004
Quarter Ended June 30, 2007	.0008	.0005

Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

We did not pay any dividends during fiscal 2008 and have never paid any dividends on our capital stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as our Board of Directors deems relevant. Our agreements with the holders of our Senior and Subordinated Notes restrict the payment of dividends. The provisions of our Series C Convertible Preferred Stock prohibit the payment of dividends on common stock, or other capital stock ranking junior to the Series C Preferred Stock, without the consent of a the holders of a majority of the Series C Preferred Stock. In addition, so long as any shares of Series E Preferred are outstanding, no dividends may be paid or distributions made on the common stock or any class of preferred stock ranking junior to the Series E Preferred until all accrued but unpaid dividends, if any, on the Series E Preferred have been paid, unless:

☐	the Company obtains the written consent of the holders of a majority of the outstanding shares of the Series E Preferred; or
☐
the Company is a party to an agreement with any officer, employee or director of the Company pursuant to which the Company is entitled or required to repurchase shares of common stock or any preferred stock (or options therefore) from such officer, employee or director.

Recent Sales Of Unregistered Securities

On August 17, 2007, we engaged in the recapitalization and acquisition of Vance Baldwin described above under Item 1, Description of Business - Company History, and issued certain shares of our Series C, Series D and Series A-2 Preferred Stock, as well as certain notes. On August 1, 2008, we engaged in the financing and acquisition of Tritronics described above under Item 1, Description of Business - Company History, and issued certain shares of our Series E Preferred Stock and common stock, as well as certain notes. For a further description of these transactions, reference is made to our Current Reports on Form 8-K filed with the SEC on August 21, 2007, August 7, 2008 and August 18, 2008.

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

Issuer Purchases of Equity Securities

We did not make any purchases of equity securities during the fiscal year ended June 30, 2008.

Item 6. Selected Financial Data

As a smaller reporting company the Company has elected scaled disclosure reporting and therefore is not required to provide information required by this Item 6.

Item 7. Management’s Discussion And Analysis of Financial Condition and Results of Operations

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

General

We are a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Through our wholly-owned subsidiary and principal operating unit, Encompass Parts Distribution, Inc. (formerly known as Encompass Group Affiliates, Inc.) ("Encompass Parts"), our strategy is to acquire and operates businesses that provide computer and electronics repair and refurbishment services and end-of-life cycle services, as well as parts distribution, for such products as laptop computers, monitors, multi-function units and high-end consumer electronics such as PDA’s, digital cameras and flat-panel display products, as well as office equipment such as fax machines, printers, copiers and scanners. Encompass Parts owns Cyber-Test, Inc., an electronic equipment repair company based in Florida,, Vance Baldwin, Inc., an OEM parts distributor with operations in southern Florida and suburban Atlanta, and Tritronics, Inc., an OEM parts distributor with operations in suburban Baltimore and Miami. For the fiscal year ended June 30, 2008 and 2007, the Company primarily operated in one segment, the reverse logistics industry, involving the repair of office and consumer electronic products and the supplying of replacement parts for such repairs, which expanded with the acquisition of Vance Baldwin and Tritronics.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K for the year ended June 30, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

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

Goodwill and Intangible Assets

In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Goodwill”. The fair value assigned to intangible assets acquired is based on appraisals preformed by a qualified independent third party consulting firm. In accordance with SFAS No. 144, goodwill and purchased intangibles with indefinite lives are not amortized, but are reviewed periodically for impairment. In accordance with SFAS No. 142, purchased intangibles with finite lives are reviewed periodically for impairment.

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

Core Charges

The vendors of products distributed by the Company frequently add a "core charge" to the cost of certain high value inventory items that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards, which are defective. These defective replaced components are ultimately repaired and re-enter the distribution channel.

Core charges borne by the Company associated with goods in inventory are not included in inventory, but are classified separately in current assets. Customers either receive a credit for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned. This payment effectively compensates the Company for the core charge it is obligated to pay vendors. The Company returns cores to its vendors for credit.

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

Revenue Recognition

The Company recognizes revenue upon delivery of goods to a common carrier for delivery to the customer, at which point title passes, at a sales price that is fixed and determinable and collectability is reasonably assured. Provisions for product returns and core returns are accounted for as sales reductions in determining sales in the same period that the related sales are recorded. The Company also recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of refurbished products during shipment and is reimbursed by the common carriers for shipping damage and lost products.

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

Stock Based Compensation

The Company determines the value of grants of restricted common stock to employees and others based on the closing price per share at the date of grant and amortizes the cost as compensation expense over the period of vesting. The exercise price of stock options granted is equal to or greater than fair market value at the date of grant as determined by the closing price per share. The fair value of stock option grants is calculated using the Black-Scholes Option Pricing Model.

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.

Classification of Preferred Stock

Under the guidance in paragraph 20 of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), a company is required to classify convertible preferred stock as a liability rather than as a component of stockholders’ equity if it cannot conclude that it has sufficient available authorized and unissued shares of common stock to meet the issues’ conversion requirements.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2008 TO THE FISCAL YEAR ENDED JUNE 30, 2007

Financial Condition

In our prior two fiscal years ended June 30, 2007 and 2006 we incurred pre-tax net losses of $1,250,000 and $574,000, respectively. However, as a result of the transactions in August 2007 described below, we reduced our pre-tax net loss to $453,000 for the year ended June 30, 2008, with consolidated revenue increasing to $64,300,000 for the year ended June 30, 2008 from $9,200,000 for the year ended June 30, 2007, and had, as of June 30, 2008, current assets in excess of current liabilities of $8,400,000 and stockholders’ equity of $12,500,000.

In August 2007, we entered into a series of transactions to effect a recapitalization in connection with the acquisition of Vance Baldwin which included: (i) the completion of a preferred stock investment of $6,300,000, (ii) the issuance of $23,400,000 in senior and subordinated notes, (iii) the liquidation of substantially all of the our current liabilities, including notes payable, by cash payment or conversion into Series A-2 Convertible Preferred Stock or a note, and, (iv) the exchange of substantially all of our convertible preferred stock into Series A-2 Convertible Preferred Stock, which automatically converted into common stock following stockholder approval to increase the number of authorized shares of common stock in May 2008. In the acquisition of Vance Baldwin, we paid cash and issued a convertible note and shares of our Series D Convertible Preferred Stock. Revenue and net income for Vance Baldwin for the year ended December 31, 2007 amounted to $48,690,000 and $4,558,000, respectively.

In July 2008, Vance Baldwin entered into an agreement with Philips Consumer Lifestyle North America, a division of Philips Electronics North America Corporation, to act as the single primary authorized distributor and assume the management and execution responsibilities for operational and order fulfillment of the replacement parts business for Philips’ digital flat panel display products in North America. Under the terms of the agreement, Vance Baldwin has purchased approximately $4,200,000 of inventory directly from Philips.

In August 2008, we further expanded our OEM parts distributor business through Encompass Parts’ acquisition of Tritronics, as a new operating subsidiary. We paid cash and issued a promissory note and shares of our common stock in the amount of $8,949,000, $1,000,000 and $1,118,000, respectively, in connection with the acquisition of Tritronics. We financed this acquisition as well as the Philips transaction described above through the offer and sale of shares of Series E Preferred Stock, for an aggregate purchase price of $4,167,000 to ACT-DE, LLC and the other holders of our Series C Preferred, and the issuance of approximately $13,200,000 in additional subordinated notes under an Amended and Restated Note Purchase Agreement with our existing lender.

With growth in revenue and operating income currently being attained by Vance Baldwin, and the completion of the aforementioned July and August 2008 transactions and the resultant accretive contributions to the Company’s consolidated pre-tax income, management developed a forecast of its estimated taxable income and, notwithstanding its past history of financial and tax net operating losses, has concluded that the Company will have sufficient taxable income to utilize a portion of its NOL carry forward. Accordingly, in fiscal 2008, we realized an income tax benefit of $4,500,000 due to the reversal of a portion of our deferred tax asset valuation allowance.

We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that will be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility. We intend to implement internal growth initiatives to expand our sales levels and to seek significant business acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity. Our debt agreement requires an annual sweep of excess cash flow (as defined therein), which may limit our ability to use operating cash flow to fund acquisitions.

Summary of Results Of Operations

The following table sets forth certain selected financial data as a percentage of sales for the years ended June 30, 2008 and 2007:

	2008	2007

Net sales	100.0%	100.0%
Cost of sales	78.6	66.3
Gross profit	21.4	33.7
Operating expenses	17.9	45.7
	3.5	(12.0)
Other income (expense)	(4.1)	(1.5)
Net income (loss) before tax benefit	(0.6)	(13.5)
Income tax benefit	6.9	—
Net income (loss)	6.3%	(13.5)%

Net Sales

Net sales for the fiscal year ended June 30, 2008 amounted to $64,327,000 as compared to net sales of $9,244,000 for the fiscal year ended June 30, 2007, an increase of $55,083,000, or 596%. The increase in net sales was primarily due to the inclusion of Vance Baldwin sales generated in the period following the August 17, 2007 acquisition, and an increase in net sales by Cyber-Test for the fiscal year ended June 30, 2008 over the prior year. The increase in Cyber-Test’s net sales during fiscal 2008 compared to fiscal 2007 was primarily due to an increase in repair orders from its two major customers, as well as an increase in repair orders from several customers added in fiscal 2008.

Cost of sales

Our cost of sales totaled $50,543,000 for the fiscal year ended June 30, 2008 as compared to $6,133,000 for the fiscal year ended June 30, 2007, an increase of $44,410,000, or 724%. Our gross profit increased to $13,784,000 for the fiscal year ended June 30, 2008 as compared to $3,111,000 for the fiscal year ended June 30, 2007, with gross margins declining to 21.4% from 33.7% for the comparable periods.

The increase in cost of sales and gross profit was primarily due to the inclusion of Vance Baldwin’s results in the period. The overall decrease in gross margin is primarily attributable to the effect of the inclusion of net sales and cost of sales of Vance Baldwin, which operates at a lower gross margin than Cyber-Test. Cyber-Test experienced a decrease in gross margin due to a change in product mix and price adjustments for certain recurring work.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2008 and 2007 were $11,544,000 and $4,218,000, respectively, representing a $7,326,000, or 174%, increase compared to the fiscal year ended June 30, 2007. The increase was primarily due to the inclusion of expenses of Vance Baldwin in the current period.

Depreciation and amortization for the fiscal year ended June 30, 2008 amounted to $1,245,000 compared to $75,000 for the fiscal year ended June 30, 2007. The increase is primarily attributable to amortization expense associated with intangible assets acquired in connection with the acquisition of Vance Baldwin.

Selling, general and administrative expenses increased to $10,299,000 for the fiscal year ended June 30, 2008 from $3,743,000 for the fiscal year ended June 30, 2007, principally due to (i) the inclusion of Vance Baldwin’s expenses for the period following its acquisition, (ii) an increase in stock-based compensation expense in the current period compared to the earlier period, which increase is attributable to the expense associated with stock option grants made by the Company contemporaneously with the closing of the recapitalization and the acquisition of Vance Baldwin, and (iii) an increase in expenses incurred by Cyber-Test to support a higher level of sales volume.

Other Income and Expenses

Other expense amounted to $2,693,000 for the fiscal year ended June 30, 2008, compared to $143,000 for the fiscal year ended June 30, 2007. Other income amounted to $59,000 for the fiscal year ended June 30, 2008, compared to $0 for the fiscal year ended June 30, 2007, and includes a $75,000 gain on settlement of an amount due to a creditor as a part of the recapitalization on August 17, 2007. Interest expense, net, for the fiscal year ended June 30, 2008 was $2,752,000 compared to $143,000 for the fiscal year ended June 30, 2007, with the increase due to the inclusion of interest on the debt financing entered into in connection with the recapitalization and the acquisition of Vance Baldwin.

As described further above, in fiscal 2008 we realized an income tax benefit of $4,500,000 from the reversal of a portion of our deferred tax asset valuation allowance.

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

Net Sales

Net sales for the fiscal year ended June 30, 2007 amounted to $9,244,000 as compared to net sales of $9,183,000 for the fiscal year ended June 30, 2006, an increase of $61,000, or 0.7%. This minor increase in net sales was due to an increase of $149,000, or 1.6%, in Cyber-Test’s sales offset by a decrease of $88,000 in sales as final PMIC inventory clearing sales were completed in the earlier period. During fiscal 2007, Cyber-Test continued to experience the shift in sales mix from its more traditional core work such as fax machines, printers and multifunction machines repair work to an increased volume of PDA, Blackberry and laptop repair work that began in fiscal 2006.

Cost of sales

Our cost of sales totaled $6,133,000 for the fiscal year ended June 30, 2007 as compared to $5,959,000 for the fiscal year ended June 30, 2006 an increase of $174,000, or 2.9%. Cost of sales for Cyber-Test increased by 3% as a result of the aforementioned 1.7% increase in gross sales and a decrease in gross margin for the current fiscal year compared to fiscal 2006. Gross margin for Cyber-Test was 33.7% for the year ended June 30, 2007, compared to gross margin of 34.6% in 2006, with the decrease attributable to lower margin laptop repair work representing a greater percentage of volume. In addition to the effect of Cyber-Test’s decrease in gross margin on total Company gross margin, which decreased from 35.1% for fiscal 2006 to 33.7% for fiscal 2007, the aforementioned sales of PMIC inventory in fiscal 2006, with no associated cost since the inventory had been previously written off, had an unfavorable impact.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2007 and 2006 were $4,218,000 and $3,935,000, respectively, representing a $283,000, or 7.2%, increase from the fiscal year ended June 30, 2006. The increase was primarily attributable to a charge for an impairment of an intangible asset of $400,000, partially offset by a decrease of $94,000 in selling, general and administrative expenses as compared to the fiscal year ended June 30, 2006.

Professional and consulting fees decreased by $489,000 from $862,000 for the fiscal year ended June 30, 2006 to $373,000, or 56.7%, for the fiscal year ended June 30, 2007, primarily due to the decrease in legal fees associated with the PMIC bankruptcy and litigation that was settled in the first quarter of fiscal 2007. This decrease was partially offset by an increase in corporate compensation expense of $445,000 due to the addition of two executives in anticipation of the recently completed recapitalization and acquisition of Vance Baldwin and due to recording a one-time credit to income in fiscal 2006 to reverse deferred compensation amortization charges for a terminated executive

Other Income and Expenses

Our other income (expense) amounted to $143,000 of expense for the fiscal year ended June 30, 2007 compared to $137,000 of income for the prior year. We settled litigation with two former PMIC’s executives for a $325,000 cash payment in exchange for the cancellation of notes totaling $500,000, plus accrued interest, payable to the former PMIC’s executives. We recorded a gain of $220,000 for this settlement in the year ended June 30, 2006. Net interest expense increased by $60,000 to $143,000 for the fiscal year ended June 30, 2007 from $83,000 for the fiscal year ended June 30, 2006. This increase was due to recording interest expense in the amount of $85,000 for the beneficial conversion feature attributable to the conversion discount of the Series A-1 Convertible Preferred Stock issued in fiscal 2007, partially offset by a reduction in the average amount of interest-bearing debt outstanding during fiscal 2007 compared to fiscal 2006.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2008, the Company had cash and liquid cash equivalents of $4,008,000 available to meet its working capital and operational needs.

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $152,000 for the fiscal year ended June 30, 2008 compared to $342,000 for the year ended June 30, 2007. Cash provided by operating activities in the year ended June 30, 2008 was principally due net income of $4,047,000, non-cash charges of $1,926,000 for depreciation, amortization, and stock-based compensation expense, a decrease in accounts receivable of $315,000 and an increase in accounts payable and accrued expenses of $311,000, which were partially offset by increases in inventory of $820,000, replacement parts and equipment of $284,000, amounts due from vendors of $337,000 and prepaid expenses and other assets of $506,000. Recognition of a deferred tax asset in the amount of $4.5 million is included in net income for the fiscal year ended June 30, 2008, which represents a non-cash income component.

Cash provided by operating activities in the year ended June 30, 2007 was principally due to an increase in accounts payable and accrued expenses of $984,000 and non-cash charges of $604,000 for depreciation, amortization, stock issued for services, beneficial conversion feature and an asset impairment charge, which was partially offset by a loss from operations of $1,250,000 and an increase in accounts receivable of $59,000.

Net Cash Used In Investing Activities

Net cash used in investing activities was $25,361,000 for the fiscal year ended June 30, 2008 compared to $245,000 for the year ended June 30, 2007. Net cash used in investing activities for the fiscal year ended June 30, 2008 was attributable almost entirely to the acquisition of Vance Baldwin for $22,321,000; net of cash acquired, plus related transaction costs of $2,769,000.

Net cash used in investing activities of $245,000 for the fiscal year ended June 30, 2007 was attributable to deferred legal, accounting and consulting costs of $176,000 relating to several contemplated acquisitions of targeted businesses and purchases of property and equipment of $108,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $28,373,000 for the year ended June 30, 2008 compared to cash used in financing activities of $9,000 for the year ended June 30, 2007. Net cash provided by financing activities was principally attributable to proceeds of $6,300,000 and $24,000,000 from the sale of Series C Preferred Stock and senior and subordinated notes, respectively, in connection with the recapitalization and the acquisition of Vance Baldwin, offset by principal payments of $1,026,000 to repay all notes payable outstanding at the August 17, 2007 closing, as well as principal payments for the senior debt and monthly capital lease payments. In addition, transaction costs of $901,000 were incurred in connection with the equity and debt issued in connection with the recapitalization and acquisition transactions.

Net cash used in financing activities of $9,000 for the fiscal year ended June 30, 2007 was attributable to principal payments of $349,000 on notes payable and capital leases, offset by proceeds of $340,000 from the issuance of Series A-1 Convertible Preferred Stock.

Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility

On August 17, 2007, in connection with the recapitalization and the acquisition of Vance Baldwin, we entered into a series of transactions which included the completion of a preferred stock investment of $6.3 million, the issuance of $23.4 million in senior and subordinated notes, the liquidation of substantially all of the Company’s current liabilities, including notes payable, by cash payment or conversion into Series A-2 Preferred, and the conversion of substantially all of the Company’s convertible preferred stock, by cash payment or conversion into Series A-2 Preferred.

On that date, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Sankaty Advisors, LLC (“Sankaty”) and other “Note Purchasers”, Encompass Parts as issuer, and SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test and Vance Baldwin, as guarantors (the “Guarantors”). Pursuant to the Note Purchase Agreement, we issued $12,690,355 in aggregate principal amount of our senior secured notes for an aggregate purchase price of $12,500,000 (the “Senior Notes”) and $10,714,286 in aggregate principal amount of Series A senior subordinated notes for an aggregate purchase price of $10,500,000 (the “Series A Subordinated Notes”). Under the Note Purchase Agreement, we could issue up to an additional $2,500,000 in Senior Notes and/or Series A Subordinated Notes if the Company met a certain financial covenant. On September 27, 2007, we issued an additional $1,020,048 in principal amount of Series A Senior Subordinated Notes for a purchase price of $1,000,000 under the terms described below for Series A Senior Subordinated Notes.

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

The Series A Subordinated Notes bear interest, payable quarterly, in arrears, at 13% per annum, plus an increment of up to 4% based on the debt to equity leverage ratio. The Series A Subordinated Notes have a six-year term through August 17, 2013. Redemption of the Series A Subordinated Notes was permitted but only following repayment of the Senior Notes in full, subject to a redemption premium. The Series A Subordinated Notes are secured by a second priority security interest in substantially all of our assets and are guaranteed by our direct or indirect wholly-owned subsidiaries.

On August 1, 2008, we amended and restated the Note Purchase Agreement (the “Amended and Restated Note Purchase Agreement”), with Sankaty and other “Note Purchasers”, Encompass Parts, as issuer, and us, Tritronics, SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test and Vance Baldwin, as guarantors (the “Guarantors”). Pursuant to the Amended and Restated Note Purchase Agreement, Encompass Parts issued an additional $13,265,306 in aggregate principal amount of its Series B senior subordinated notes for an aggregate purchase price of $13,000,000 (the “Series B Subordinated Notes” and, collectively with the Series A Subordinated Notes, the “Subordinated Notes”).

Under the Amended and Restated Note Purchase Agreement, the terms and conditions of the Senior Notes are substantially similar to those in the Note Purchase Agreement as described above. The Senior Notes are guaranteed by us and the other Guarantors, each a direct or indirect wholly-owned subsidiary of the Company. The Senior Notes are subject to events of default customary for a secured financing.

The Subordinated Notes, including the newly issued Series B Subordinated Notes, bear interest, payable quarterly, in arrears, at 13% per annum, plus an increment based on the debt to EBITDA leverage ratio. The increment will amount to 0% to 4% as the ratio ranges from 2.5:1 or below to 3.5:1 or higher. The Subordinated Notes have a term through August 17, 2013. We may redeem the Subordinated Notes only following repayment of the Senior Notes in full, subject to a 3% redemption premium for both the Series A Subordinated Notes and Series B Subordinated Notes, if the redemption occurs prior to the first anniversary date of their respective issuances, and a 2% redemption premium for both the Series A and Series B Subordinated Notes if the redemption occurs between the first and second anniversary dates of their respective issuances, and a 1% redemption premium for both the Series A and Series B Subordinated Notes if the redemption occurs between the second and third anniversary dates of their respective issuances. The Series B Subordinated Notes will have an additional 2% redemption premium (in addition to the premium described above) through maturity.  In certain circumstances in which Note Purchasers are not provided with rights of first refusal and rights of first offer (as described below), including in connection with a prepayment of the Series A Subordinated Notes within 18 months of August 17, 2007 that occurs in connection with a purchase of a potential acquisition target, the Subordinated Notes may also be subject to a 10% redemption premium. The Subordinated Notes are secured by a second priority security interest in our assets and those of our subsidiaries pursuant to an amended and restated Second Lien Pledge and Security Agreement among the Guarantors and Sankaty, as the Second Lien Collateral Agent. The Subordinated Notes are guaranteed by the Guarantors pursuant to the Amended and Restated Note Purchase Agreement. The Subordinated Notes are subject to events of default customary for a secured financing. Until August 17, 2009, we may issue up to an additional $500,000 in Series A Subordinated Notes if we meet a certain financial covenant tests and other conditions.

If, on August 1, 2009, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve months prior to August 1, 2009 exceeds 3.50:1 the Note Purchasers will be entitled to receive warrants, for no or nominal additional consideration, to purchase 3.5% of the shares of our outstanding common stock on a fully diluted basis (the “Initial Warrants”). If, on each of February 1, 2010 and August 1, 2010, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve month period prior to February 1, 2010 or August 1, 2010, as applicable, exceeds 3.50:1, the Note Purchasers will be entitled to receive on each such date, for no or nominal additional consideration, warrants to purchase 5.5% and 7.5% (in each case minus the percentage of warrants previously issued to the Note Purchasers pursuant to this provision) of the shares of our outstanding common stock on a fully diluted basis (“Additional Warrants” and, together with the Initial Warrants, the “Warrants”) on each such date. The Warrants expire on the first anniversary of their issuance, have anti-dilution protections and benefit from other customary protections.

Under the terms of the Senior Notes and the Subordinated Notes, we are permitted to incur purchase money secured indebtedness to suppliers of up to certain agreed amounts. We are not permitted to make any mandatory or optional dividends or distributions, and are not permitted to redeem any capital stock.

Under certain circumstances, holders of the Senior Notes and the Subordinated Notes have a right of first refusal and first offer to purchase debt securities and certain types of preferred stock in connection with the financing of additional acquisitions by us.

Preferred Stock

Series A-2 Preferred

On May 5, 2008, the shares of our Series A-2 Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred”), converted automatically into 8,412,206,667 shares of our common stock following shareholder approval and the requisite state filing of a charter amendment that increased the number of authorized shares of common stock to 230,000,000,000. As of June 30, 2008, no shares of Series A-2 Preferred were outstanding. In connection with the recapitalization on August 17, 2007, we exchanged shares of the Series A-2 Preferred for all outstanding shares of our Series A, Series A-1 and Series B convertible preferred stock with liquidation values of $3,006,000, $40,000 and $340,000, respectively, resulting in a deemed dividend of $819,905 attributable to the Series A-2 Preferred having a fair market value higher than the carrying value of the exchanged issues.

Series C Preferred

As of June 30, 2008, we had 1,000 shares of our Series C Convertible Preferred Stock, par value of $0.01 per share (“Series C Preferred”). Dividends accrue on a cumulative basis on the Series C Preferred at a rate per annum of 12% through the date of a sale of assets, merger, liquidation, dissolution or winding up of the Company. The right to dividends on the Series C Preferred will extinguish upon conversion of the Series C Preferred.

In the event of a sale of assets, merger, liquidation, dissolution or winding up of the Company, the holders of shares of Series C Preferred will be entitled to receive payment (the “Series C Liquidation Value”) equal to the greater of (i) $6,300,000 (the “Series C Preference Amount”) plus all accrued and unpaid dividends thereon or (ii) the Assumed Conversion Amount (as defined below). The Series C Liquidation Value will be paid before any payment or distribution of the assets of the Company, or proceeds therefrom, to the holders of shares of any Junior Stock. The “Assumed Conversion Amount” means the total amount of proceeds that would be payable to the holder of a share of Series C Preferred upon the liquidation, dissolution or winding up of the Company if, immediately prior to such event, each outstanding share of Series C Preferred were deemed to be converted into a number of shares of Common Stock at the applicable “Series C Conversion Rate.”

Pursuant to the formula for determining the Series C Conversion Rate set forth in the Certificate of Designation for the Series C Preferred, the holders of the Series C Preferred, in the aggregate, will be entitled to receive shares of Common Stock equal to 79.5% (before dilution for stock options issued to management in connection with the recapitalization) of (A) the number of issued and outstanding shares of common stock as of the recapitalization, plus (B) the total number of shares of common stock issuable upon conversion of all of the shares of Series C Preferred and Series D Preferred outstanding as of the recapitalization, plus (C) 80,000,000 shares of restricted common stock issuable to Messrs. Donahue and Miller under their prior employment agreements with us, plus (D) any shares of common stock issued pursuant to the convertible promissory notes of $1,000,000 and $206,146 described under the caption Other Indebtedness/Promissory Notes below (collectively, the “Outstanding Amount”). The foregoing conversion rate will be subject to further adjustment (downward to a floor of 72.5% of the Outstanding Amount) if the return, or deemed return, per share of Series C Preferred meets certain targets (as further described in the Certificate of Designation for the Series C Preferred). In the event that the number of shares of outstanding Common Stock is changed by any stock dividend, stock split, reclassification or recapitalization at any time shares of Series C Preferred are outstanding, the Series C Conversion Rate will be proportionately adjusted.

Series D Preferred

As of June 30, 2008, we had 1,000 shares of our Series D Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred”) outstanding. Dividends accrue on a cumulative basis on the Series D Preferred at a rate per annum of 12% through the date of a sale of assets, merger, liquidation, dissolution or winding up of the Company. The right to dividends on the Series D Preferred will extinguish upon conversion of the Series D Preferred.

In the event of a sale of assets, merger, liquidation, dissolution or winding up of the Company, before any distribution or payment shall be made to any of the holders of the common stock or any series of preferred stock ranking junior to the Series D Preferred and subject to the rights of the holders of Series C Preferred, the holders of Series D Preferred will be entitled to receive out of the assets of the Company a liquidation amount per share of Series D Preferred equal to the greater of (i) $634,000 (the “Series D Preference Amount”) or (ii) the “Assumed Conversion Amount.” The Assumed Conversion Amount means the total amount of proceeds that would be payable to the holder of a share of Series D Preferred on any liquidation, dissolution or winding up of the Company, if, immediately prior to such event, each outstanding share of Series D Preferred were deemed to be converted into a number of shares of Common Stock at the applicable Series D Conversion Rate.

Pursuant to the formula for determining the Series D Conversion Rate as set forth in the Certificate of Designation for the Series D Preferred, the holders of the Series D Preferred, in the aggregate, will be entitled to receive shares of Common Stock equal to 8% of the Outstanding Amount. In the event that the number of shares of outstanding Common Stock is changed by any stock dividend, stock split, reclassification or recapitalization at any time shares of Series D Preferred are outstanding, the Series D Preferred conversion rate will be proportionately adjusted. Conversion of the Series D Preferred will occur as follows:

•
at any time after the second anniversary of the initial issuance of the Series D Preferred, any holder of shares of Series D Preferred may elect to convert all, but not less than all, of his, her or its shares of Series D Preferred into shares of common stock at the applicable Series D Conversion Rate; or

•
upon any conversion of Series C Preferred into common stock after which conversion less than 50% of the shares of Series C Preferred outstanding August 17, 2007 will remain outstanding, all of the issued and outstanding shares of Series D Preferred shall automatically convert into shares of common stock at the applicable Series D Conversion Rate.

As of June 30, 2008, we had no shares of any other class of preferred stock outstanding with the exception of the Series C and D Preferred described above.

The Series C and Series D Preferred shares both rank junior to the Series E Preferred shares as described below.

Series E Preferred

On August 1, 2008, we sold 908.57 shares of our newly designated Series E Preferred Stock, par value of $0.01 per share (“Series E Preferred”). On August 13, 2008, we completed a subsequent closing of the sale of Series E Preferred and sold an additional 91.43 shares of Series E Preferred. As of August 31, 2008, we had an aggregate of 1,000 shares of Series E Preferred outstanding.

Dividends accrue cumulatively on a daily basis on the Series E Base Amount (as defined below) for each share of Series E Preferred at a rate per annum of 20% until February 28, 2010 and 30% thereafter. Dividends accrue from the date of issuance through the date of redemption, liquidation, dissolution or winding up of the Company. The Series E Preferred is not convertible into the Company’s common stock.

In the event of the liquidation, dissolution or winding up of the Company or sale of substantially all of the assets of the Company, the holders of shares of Series E Preferred will be entitled to receive the Series E Redemption Value (as defined below) for those shares. In the event of such a liquidation event, the Series E Redemption Value will be paid before any payment or distribution of the assets of the Company, or proceeds therefrom, to the holders of shares of common stock or any class of preferred stock ranking junior to the Series E Preferred.

At the option of the Board of Directors, the Company may, at any time, redeem all but not less than all of the Series E Preferred by paying to the holders of the Series E Preferred in cash an amount equal to the Series E Redemption Value. In addition, the Company must redeem all of the outstanding Series E Preferred upon the (i) refinancing, repayment, redemption or other discharge in full of the Company’s senior notes and subordinated notes issued pursuant to the Amended and Restated Note Purchase Agreement or (ii) consolidation or merger of the Company with or into any other person or entity in which less than a majority of the outstanding voting power of the surviving entity is held by persons who were shareholders of the Company prior to the event (each a “Mandatory Redemption Event”). Upon a Mandatory Redemption Event, the holders of the Series E Preferred will be entitled to be paid the Series E Redemption Value.

The “Series E Redemption Value” means a payment per share equal to (i) $4,166.66 per share (the “Series E Base Amount”) plus all accrued and unpaid dividends thereon multiplied by (ii) the Redemption Percentage. The “Redemption Percentage” shall be (i) 100% until July 31, 2009, (ii) 105% from August 1, 2009 until February 28, 2010 and (iii) 110% from March 1, 2010 until July 31, 2010. The Redemption Percentage shall increase by another 5% each March 1 and August 1 thereafter. By way of example, the Redemption Percentage will increase to be 115% on August 1, 2010 and 120% on March 1, 2011.

The holders of Series E Preferred have agreed that in the event that (i) the Board of Directors of the Company, (ii) an independent committee comprised of disinterested members of the Board of Directors of the Company and (iii) a majority of the holders of the Series E Preferred agree to convert or redeem or refinance the Series E Preferred (an “Exchange Transaction”), then each holder of the Series E Preferred shall to enter into such transaction.

The order of liquidation preference of the Company’s outstanding preferred stock, from senior to junior, is Series E, Series C and Series D. Each of the Certificates of Designation governing the Series C and E Preferred prohibits the Company from declaring or paying dividends or any other distribution on the common stock or any other class of stock ranking junior as to dividends and upon liquidation unless all dividends on the senior series of preferred stock for the dividend payment date immediately prior to or concurrent with the dividend or distribution as to the junior securities are paid unless:

•	The Company obtains the written consent of the holders of a majority of the outstanding shares of the senior series of preferred stock; or
•
The Company is a party to an agreement with any officer, employee or director of the Company pursuant to which the Company is entitled or required to repurchase shares of common stock or any preferred stock (or options therefore) from such officer, employee or director.

The Company will accrue dividends for the Series E Preferred stock.

Other Indebtedness/Promissory Notes

On August 17, 2007, we incurred other debt obligations as follows:

•
We entered into a new agreement with the consulting company of our Chief Executive Officer, Wayne I. Danson, to pay the consulting company $310,000, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or August 17, 2013 for unpaid compensation under a now-terminated consulting agreement.

•	We entered into an agreement with Mr. Danson to restructure a potential $250,000 bonus until such time as the Company satisfies certain milestones as described in Mr. Danson’s employment agreement.

•
We issued unsecured convertible promissory notes in the amount of $1,000,000 to then sole stockholder of Vance Baldwin and $206,146 to a creditor. The notes will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and are due and payable on October 17, 2012 to the extent the holders have not exercised their conversion rights thereunder. During the year ended June 30, 2008, we incurred $74,000 of interest expense related to these notes. Scheduled semi-annual interest payments to date have been made.

On August 1, 2008, we issued a subordinated promissory note issued in favor of Tritronics with an original principal amount of $1,000,000. This note will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 31 and July 31. The outstanding principal balance under the note and any accrued but unpaid interest thereon is due and payable on August 1, 2014, subject to extension under certain circumstances if the Company’s senior indebtedness (as described above) is not paid in full as of August 1, 2014.

Capital Expenditures

Capital expenditures during the year ended June 30, 2008 were $238,000 for equipment, computer hardware and software and leasehold improvements. Management forecasts that capital expenditures during fiscal 2009 will not exceed $850,000. Management expects future capital expenditures will include purchases for equipment, computer hardware and software and leasehold improvements.

Cash Balances

The Company’s cash balances may be diminished over 2009 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, quarterly and principal payments required by our debt facility, additional acquisitions of businesses and other factors. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

Funding Requirements

We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that will, together with the $500,000 in available borrowing capacity under our senior and senior subordinated debt facility, be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required by our debt facility. We intend to implement internal growth initiatives to increase sales levels and to seek significant business acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity. Our debt agreement requires an annual sweep of excess cash flow (as defined therein) which may limit our ability to use operating cash flow to fund acquisitions. We cannot be certain that additional funding will be available on acceptable terms, or at all.

Certain Related Party Transactions

In addition to the transactions described above under the caption Liquidity and Capital Resources – Sources of Liquidity -Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control and Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence below for further descriptions of the Company’s transactions with related parties during fiscal 2008 and 2007.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. The Company does not have any non-consolidated special purpose entities.

Recently Issued Accounting Standards

The Company adopted the provisions of Statement of Financial Accounting Standards No. 157 – Fair Value Measurements (“SFAS 157”)for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective July 1, 2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and non-financial liabilities, primarily goodwill and intangible assets, until July 1, 2009.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective beginning after November 15, 2008. Management does not expect this pronouncement will have a material impact on the financial statements of the Company.

The Financial Accounting Standards Board has issued Statement No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

The Financial Accounting Standards Board has issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements.” This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

In April 2008, the Financial Accounting Standards Board issued Final FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under accounting principles generally accepted in the United States of America. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Paragraph 11(d) of SFAS No. 142 requires entities to base assumptions for determining the useful life of a recognized intangible asset on the legal, regulatory, or contractual provisions that permit extending the asset’s useful life without appreciably adding to its cost. FSP No. FAS 142-3, requires that an entity must consider its own experience with similar arrangements in developing its assumptions. If an entity has had no similar arrangements, then it should consider the assumptions other market participants use. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (”SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

On June 16, 2008, the FASB issued final Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

Item 7.A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company has elected scaled disclosure reporting obligations and therefore is not required to provide the information requested by this Item 7A.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A (T). Controls And Procedures

Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9.B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position Held with the Company

Wayne I. Danson	55	President, Chief Executive Officer and Director

John E. Donahue	59	Vice President and Chief Financial Officer

Steven J. Miller	50	Chief Operating Officer

Wilbank J. Roche	62	Director

John G. Ball	69	Director

John R. Black	44	Director

Thomas R. Ketteler	65	Director

William J. Nolan IV	34	Director

Gerald E. Wedren	71	Director

All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between any director and any executive officer.

Wayne I. Danson.  Mr. Danson has served as a Director since January 3, 2000, as President since April 30, 2002, and as Chief Executive Officer since June 7, 2005. He served as our Chief Financial Officer from December 1, 1999 until September 25, 2006. Mr. Danson also serves as Chief Executive Officer and Chairman of the Board of Encompass Parts. Mr. Danson was the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm that specialized in middle market companies in the real estate and technology industries. Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was Managing Director of PricewaterhouseCoopers LLP’s Real Estate Capital Markets Group. Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal’s National Director of its International and Debt Restructure Tax Practices. Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services. Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation. He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs. Mr. Danson currently serves as a director of Herborium Group, Inc., the common stock of which is traded on the Over-the-Counter Bulletin Board under the symbol “HBRM.”

John E. Donahue. Mr. Donahue has served as our Vice President and Chief Financial Officer since September 25, 2006. Mr. Donahue served as Vice President and Chief Financial Officer of Online Benefits Inc., (a privately held HR solutions firm that provides Internet based applications for administering, communicating and presenting HR related information and data) from August 1999 until joining us. Prior to that, Mr. Donahue served as an Executive Vice President and Chief Financial Officer of Lead America, a marketer of insurance products to customers of financial institutions, Managing Director of Oxbridge Incorporated, a boutique investment banking firm, Chief Financial Officer at Mast Resources Inc., a merchant bank, and Chief Financial Officer at Catalyst Energy Corp., a NYSE-listed independent power producer. Mr. Donahue was with Price Waterhouse from September 1972 to March 1985, including serving as a Senior Audit Manager. He holds a B.A. in Economics from Holy Cross College and an MBA from Rutgers University. Mr. Donahue is a former member of the Board of Directors of Pacific Magtron International Corp. Pacific Magtron and its subsidiaries filed for bankruptcy protection in May 2005.

Steven J. Miller. Mr. Miller has served as our Chief Operating Officer since September 25, 2006. For the prior ten years, Mr. Miller served as Senior Director of Service Operations for N.E.W. Customer Service Companies, Inc., the nation’s largest privately-held third-party administrator/reinsurer providing warranty policies for consumer electronic goods. There, Mr. Miller built and managed the team that developed new service offerings and delivered more than 3 million service events per year, representing $400 million in claims payments. Prior to that, he was the Director of North American Service Operations with Sharp Electronics with responsibility for all North American parts distribution, board level repairs and product refurbishment operations at Sharp’s headquarters in Romeoville, IL. Previously, for ten years he was responsible for shop and field service as well as parts inventory and parts sales for several large-market locations for General Electric/RCA, where he was Area Manager for GE Consumer Services. Mr. Miller is a past Board Member of NESDA (National Servicing Dealers Association of America) recently completing a three-year revolving membership. He earned his Bachelor’s Degree in Business Administration from The Detroit Institute of Technology.

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

John G. Ball. Mr. Ball has served as a Director since August 2007. He is a cofounder and principal of XRoads Solutions Group, a 125 person professional services firm formed in 1997, where he leads the services and manufacturing practices. While at XRoads, he was involved in leading and advising a number of temporary staffing firms. Prior to XRoads, Mr. Ball was a partner of High Performance Partners, a firm of financial, strategic planning, marketing and turnaround consultants from 1989 to 1997. In May 2007, Mr. Ball was appointed as a director of Westaff, Inc., a publicly traded light industrial staffing business based in California, and is a member of the Primary and Secondary Committees of the Compensation Committee of the Board of Directors of Westaff.

John R. Black. Mr. Black has served as a Director since August 2007. He is currently a managing director with H.I.G. Capital, a private equity firm headquartered in Miami with offices in Atlanta, Boston, San Francisco, London, Paris and Hamburg. He has 11 years of experience investing in middle market transactions. Prior to H.I.G. Capital, Mr. Black was a senior professional with several leading consulting firms, including Ernst & Young, where he began his business career. He sits on the boards of several portfolio companies of H.I.G. Capital as well as Westaff, a publicly traded light industrial staffing business based in California. Mr. Black graduated from Harvard University in 1987 with a dual degree in applied mathematics and economics.

Thomas R. Ketteler. Mr. Ketteler has served as a Director since August 2007. He is currently a consultant to Schottenstein Stores Corporation ("SSC") and a special advisor to the independent directors of American Eagle Outfitters. Previously, Mr. Ketteler served as Executive Vice President of Finance and Treasurer of Schottenstein Stores Corporation ("SSC"), a private company owned by the Schottenstein-Deshe-Diamond families. Mr. Ketteler served SSC as Chief Operating Officer from April 1995 through 2000, as a Director since 1985 and Vice President of Finance since 1981. Prior to SSC, he was a partner in the firm of Alexander Grant and Company, Certified Public Accountants. Mr. Ketteler has served as an officer and director of various other corporations owned or controlled by the Schottenstein family, the members of which beneficially own over ten percent of the common stock of American Eagle Outfitters, Inc. From 1994 through 2003, Mr. Ketteler served as a director of American Eagle Outfitters, Inc., the common stock of which is listed on the New York Stock Exchange.

William J. Nolan IV. Mr. Nolan has served as a Director since August 2007. He is currently a principal with H.I.G. Capital, a private equity firm headquartered in Miami with offices in Atlanta, Boston, San Francisco, London, Paris and Hamburg. Prior to joining H.I.G. in 2003, he worked as a management consultant with Bain & Company in its private equity and consumer product practices. He sits on the boards of directors for several of H.I.G. Capital’s portfolio companies. Mr. Nolan earned an M.B.A. from Harvard Business School with High Honors in 2001 and a B.Cp.E from Villanova University in 1996.

Gerald E. Wedren. Mr. Wedren has served as a Director since August 2007. He is currently the owner and President of Craig Capital Co., a Washington D.C. and Miami based firm concentrating on mergers and acquisitions, business turnarounds and liquidations since 1972. Since 1960, he has been associated with several firms in both business and legal capacities. Mr. Wedren was the owner and President of Little Tavern Shops, a chain of approximately 30 fast food restaurants in the Washington, D.C. and Baltimore, M.D. areas from 1981 to 1988. He currently is a director of American Eagle Outfitters, Inc., having served since 1998, and he served as chairman of the Compensation Committee until June 2008. In May 2007, Mr. Wedren was appointed as a director of Westaff, Inc., a publicly-traded light industrial staffing business based in California, and serves as a member of its Audit Committee and Nominating and Governance Committee.

In connection with a recapitalization of the Company, which resulted in H.I.G. Capital L.L.C. becoming the beneficial owner of a majority of the equity and voting interests in the Company on a fully-diluted basis, three of the Company’s directors, Randall Prouty, Dr. Michael Finch and Jonathan Lichtman, resigned from the Board of Directors on August 17, 2007. At that time, the number of directors constituting the board of directors was increased to seven, and Messrs. Ball, Black, Ketteler, Nolan and Wedren were appointed to fill the vacancies on the board. Wayne I. Danson, our Chief Executive Officer, and Wilbank Roche did not resign from the Board as a result of the recapitalization and each continues to serve as a director. Our Board now consists of seven directors, six of whom are independent of Company management.

Other Significant Employees

Lisa A. Welton, President and Chief Executive Officer of Cyber-Test, Inc. From 1990 to June 3, 2004, Ms. Welton served as President and Chief Executive Officer of Cyber-Test, where she was responsible for overseeing the company’s operational, marketing, contractual, and communications efforts, including business development and growth. Upon our acquisition of Cyber-Test's assets in June 2004, Ms. Welton was appointed to the same offices and given the same responsibilities with Cyber-Test. From 1987 to 1989, Ms. Welton served as the National Director of Business Development for Charlan Brock and Associates, an International architectural firm specializing in hotels and high-end custom home developments, where she secured architectural contracts for the firm’s clients in the United States and Europe. From 1985 to 1987, Ms. Welton was Senior Account Manager at Robison, Yesawich and Pepperdine, an advertising and public relations firm, where she coordinated hotel property grand openings and all subsequent press events. Ms. Welton graduated from the University of Wisconsin with a BS degree in advertising and marketing.

Thomas Sutlive, Sr. Vice President of Cyber-Test, Inc. From August 1995 to June 3, 2004, Mr. Sutlive was employed by Cyber-Test, where he served as Vice President, since January 2004, and was responsible for the overall service structure and establishment of purchasing policies and procedures. Upon our acquisition of Cyber-Test's assets in June 2004, Mr. Sutlive was appointed to the same offices and given the same responsibilities with Cyber-Test. Prior to Mr. Sutlive’s appointment to Vice President, he served as Cyber-Test’s Director of Operations from September 1999 to January 2004 and Purchasing Manager from August 1995 to September 1999. From 1989 to 1995, Mr. Sutlive was Lead Electric Technician with Sprague Electric, where he handled the operational readiness of specialized precision manufacturing equipment. Mr. Sutlive previously held the position of Systems Analyst with Dyncorp, a defense contractor, where he was responsible for generating failure analyses for naval missile tracking systems. Mr. Sutlive earned a bachelors degree from the University of Georgia and served six honorable years with the United States Navy.

Robert Coolidge, President and Chief Executive Officer of Vance Baldwin, Inc. Since August 1990, Mr. Coolidge has been employed by Vance Baldwin, Inc, where he served as General Manager, since 1994, he has assumed responsibility for business development and marketing. In 2001, Mr. Coolidge was promoted to Vice President and subsequently he was promoted to Senior Vice President responsible for business development, national sales and vendor relations, IT management and development, as well as integration management. Upon our acquisition of the stock of Vance Baldwin on August 17, 2007, Mr. Coolidge was appointed as the President of Vance Baldwin and effective August 17, 2008 Mr. Coolidge assumed the role of Chief Executive Officer. Mr. Coolidge graduated from Western Carolina University in 1990 with a Bachelor of Science in Business Administration with a concentration in marketing and computer science.

Fred Baldwin, Chief Executive Officer-Emeritus of Vance Baldwin, Inc. Since 1973, Mr. Baldwin has been employed by Vance Baldwin, Inc. and, in 1984, he was appointed President and Chief Executive Officer. Upon our acquisition of the stock of Vance Baldwin on August 17, 2007, Mr. Baldwin resigned as President of Vance Baldwin. Effective August 17, 2008, Mr. Baldwin became Chief Executive Officer-Emeritus. Mr. Baldwin graduated from Florida State University with a Bachelor's degree in Marketing and Finance..

Kim Wagner, President/CEO of Tritronics, Inc. From 1982 to 1986, Ms. Wagner was employed by Tritronics in the Customer Service Department. After almost three years in the law firm of Smith, Somerville and Case, she returned to Tritronics in 1989 to oversee the call center and business development. She was promoted to Vice President in 1990 and continued in that capacity, overseeing administration, business development and the call center until the acquisition of Tritronics by Encompass on August 1, 2008, when she was promoted to President and CEO. Ms. Wagner graduated cum laude from Towson University in 1985 with a BS dual major in Political Science and Mass Communications, and earned a JD from the University of Baltimore, School of Law in 1988 and an MBA, with a concentration in International Business, from the Sellinger School of Business, Loyola College. Ms. Wagner received her Certified Service Manager designation from the National Electronic Service Dealers Association and is serving her second term on their Advisory Board.

Jim Scarff, Executive Vice President of Tritronics, Inc. From 1979 to 1985, Mr. Scarff worked for the Marriott Corporation where he served as Room Service Supervisor, Assistant Manager and then Restaurant Manager. He joined Tritronics in 1985 and worked in all aspects of the operations and purchasing departments. In 1990, he was promoted to Vice President and oversaw warehouse operations, purchasing, marketing, IT and the Florida branch at various times. He was promoted to Executive Vice President for Operations when Tritronics was acquired by Encompass on August 1, 2008. Mr. Scarff also serves as Vice President-Operations of the Company

Randy Williams, Executive Vice President of Tritronics, Inc. Mr. Williams joined Tritronics as Secretary and Director in 1982, after spending a brief career in the restaurant industry. He oversaw many aspects of this family owned and operated business, including warehouse operations, sales and purchasing. In 1990, Mr. Williams was promoted to Vice President and continued to share all aspects of managing the business, especially purchasing, warehouse operations and business development. He was promoted to Executive Vice President for Purchasing when Tritronics’ stock was acquired by Encompass on August 1, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and ten percent beneficial owners during the fiscal year ended June 30, 2008 were filed on a timely basis with the exception of the following reports which were filed late:

o
The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by Steven J. Miller was filed late. This Form 4 disclosed the issuance to Mr. Miller of shares of our Series A-2 Preferred in exchange for shares of our Series A-1 Preferred in connection with our recapitalization on August 17, 2007, as well as the issuance to Mr. Miller of options to purchase shares of our common stock.

o
The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by Randall H. Prouty was filed late. This Form 4 disclosed the purchase by Mr. Prouty of shares of our Series A-2 Preferred on August 17, 2007.

o
The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by John E. Donahue was filed late. This Form 4 disclosed the issuance to Mr. Donahue of shares of our Series A-2 Preferred in exchange for shares of our Series A-1 Preferred in connection with our recapitalization on August 17, 2007, as well as the issuance to Mr. Donahue of options to purchase shares of our common stock.

o
The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by Wilbank J. Roche was filed late. This Form 4 disclosed the issuance to Mr. Roche of shares of our common stock in exchange for shares of our Series A-2 Preferred in connection with an automatic conversion on May 6, 2008.

o
The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by John E. Donahue was filed late. This Form 4 disclosed the issuance to Mr. Donahue of shares of our common stock in exchange for shares of our Series A-2 Preferred in connection with an automatic conversion on May 6, 2008.

o
The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by Steven J. Miller was filed late. This Form 4 disclosed the issuance to Mr. Miller of shares of our common stock in exchange for shares of our Series A-2 Preferred in connection with an automatic conversion on May 6, 2008.

o
The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by Wayne I. Danson was filed late. This Form 4 disclosed the issuance to Mr. Danson of shares of our common stock in exchange for shares of our Series A-2 Preferred in connection with an automatic conversion on May 6, 2008.

Code of Ethics

In April 2004, we established a Code of Business Conduct and Ethics (the "Code"), applicable to all of our employees, including our principal executive, accounting and financial officers, which states that we are committed to the highest standards of legal and ethical conduct. This Code sets forth our policies with respect to the way we conduct ourselves individually and operate our business. The provisions of this Code are designed to deter wrongdoing and to promote honest and ethical conduct among our employees, officers and directors. The Code is incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004. We will satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, any provision of our Code by posting such information on our corporate website, www.encompassgroup.com. We will provide a copy of the Code, without charge, upon request. You may request a copy of the Code by writing to our corporate office located at 420 Lexington Avenue, Suite 2739, New York, NY 10170.

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by Encompass’s security holders during the year ended June 30, 2008.

Audit Committee

Encompass has a separately-designated standing Audit Committee, which was established on May 15, 2001 in accordance with Section 3(a)(58)(a) of the Exchange Act. During the first month of fiscal 2008, the Audit Committee was composed of Randall Prouty, who served as Chairman of the Audit Committee, and Dr. Michael Finch, each of whom resigned on August 17, 2007 in connection with our recapitalization. Each of Messrs. Prouty and Finch met the criteria for independence for audit committee members set forth in Rule 10A-3(b)(1) promulgated under the Exchange Act and under the relevant Marketplace Rules of The NASDAQ Stock Market LLC. On September 20, 2007, Messrs. Ball, Ketteler and Wedren were appointed to our Audit Committee, each of whom met such independence criteria. Mr. Ketteler was appointed as the Chairman of the Audit Committee.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Ketteler is an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S.K. Mr. Ketteler, a member of the Audit Committee and its chairman, is “independent,” as that term is defined under applicable SEC and NASDAQ rules.

Item 11. Executive Compensation.

As a “smaller reporting company,” the Company has elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 – Executive Compensation. Under the scaled disclosure obligations, the Company is not required to provide Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor is the company required to quantify payments due to the named executives upon termination of employment.

Summary Compensation of Executive Officers

The table below sets forth information concerning compensation paid to Wayne I. Danson, John E. Donahue and Steven J. Miller in the fiscal years ended June 30, 2007 and June 30, 2008. None of our named executive officers other than Messrs. Danson, Donahue and Miller received compensation of $100,000 or more in fiscal 2007 or fiscal 2008. Mr. Nielson, who served as our Executive Vice President for less than a month of fiscal 2007, earned no compensation in fiscal 2007 and, therefore, is not included in the table below. As set forth below, our compensation program for our named executive officers consists of base salary and stock option awards.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)			Bonus ($)			Stock Awards ($)			Option Awards ($)			Non- Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)			Total ($)
(a)	(b)	(c)			(d)			(e)			(f)			(g)		(h)		(i)			(j)
Wayne I. Danson President, Chief Executive Officer and Director	2008 2007	$ $	306,000 287,500	(1)	$ $	60,000 50,000	(2)	$ $	0 0		$ $	283,091 0	(4)	$ $	0 0	$ $	0 0	$ $	0 0	(5)	$ $	649,091 337,500
Steven J. Miller Chief Operating Officer	2008 2007	$ $	192,000 134,615		$ $	50,000 0	(2)	$ $	26,125 18,875	(3)	$ $	220,182 0	(4)	$ $	0 0	$ $	0 0	$ $	0 0	(5)	$ $	488,307 153,490
John E. Donahue Vice President and Chief Financial Officer	2008 2007	$ $	239,000 192,308		$ $	50,000 (2) 0		$ $	26,125 18,875	(3)	$ $	125,818 0	(4)	$ $	0 0	$ $	0 0	$ $	0 0	(5)	$ $	440,943 211,183

(1) Does not include $310,000 of deferred compensation evidenced by a six-year promissory note issued on August 17, 2007 to Danson Partners, LLC, an affiliate entity of Wayne Danson. Such deferred compensation includes $125,000 of unpaid fiscal 2005 bonus, $17,425 of accrued interest on such bonus and $167,575 of prior unpaid salary.

(2) The amounts in column (d) for fiscal year 2008 represent discretionary cash bonuses awarded by the Compensation Committee to the named executive officers for their respective contributions in fiscal 2008. The named executives earned no “performance bonuses” with respect to fiscal 2008 pursuant to their respective employment agreements with us.

(3) The amounts in column (e) reflect the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) for the fiscal years ended June 30, 2008 and 2007 with respect to stock awards granted in and prior to fiscal 2007, specifically 50,000,000 shares of restricted common stock which were granted to each of Messrs. Donahue and Miller on September 25, 2006, 10,000,000 shares of which vested immediately, and 40,000,000 shares the vesting of which was fully accelerated in connection with our recapitalization in August 2007 as described in more details in the section “Employment Agreements and Post-Termination or Change-of-Control Payments” of this Annual Report. The 50,000,000 shares granted in September 2006 vested 20% on September 25, 2006, and were to vest 30% on September 26, 2007 and 50% on September 26, 2008. The fair value was calculated using the closing price of Encompass stock on the date of grant. Assumptions used in the calculation of this amount are included in Note 8 of our audited financial statements for the fiscal year ended June 30, 2007 included Note 9 of our audited financial statements for the fiscal year ended June 30, 2008 included in Part II, Item 8 –  Financial Statements and Supplementary Data of this Annual Report. This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the named executives.

(4) The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2008, in accordance with SFAS No. 123R, of awards of stock options. Specifically, the terms of the option awards are discussed below in this Part III, Item 11 – Executive Compensation – Employment Agreements and Post –Termination or Change-of-Control Payments – Equity Awards. The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of this amount are included in Note 9 of our audited financial statements for the fiscal year ended June 30, 2008 included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report. This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the named executives.

(5) Messrs. Danson, Miller and Donahue each receive a car allowance with an estimated value of $750 per month to compensate each of them for the use of their respective car for business purposes, but such amount has not been included in this column as the total value of each such perquisite is less than $10,000 each for Messrs. Danson, Miller and Donahue for fiscal year 2008.

Employment Agreements and Post –Termination or Change-of-Control Payments

FY 2007- Pre-Recapitalization

Wayne I. Danson

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

•
Each executive received an award of 50,000,000 restricted shares of common stock, priced at the closing price per share as of the date of grant, of which (i) 10,000,000 shares vested immediately upon September 25, 2006, (ii) 15,000,000 shares would vest on September 26, 2007, and (iii) 25,000,000 shares would vest on September 26, 2008; provided, as to each vesting tranche, that the executive is then employed by us.

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

The agreements also provided for various post-termination and change-in-control payments to Messrs. Donahue and Miller. HIG’s investment and purchase of shares of the Series C Preferred in connection with the recapitalization constituted a “change-in control” under the agreements, and we terminated the agreements. As described below under the heading “Post-Recapitalization,” in connection with the termination of their September 25, 2006 agreements, Messrs. Donahue’s and Miller’s unvested stock awards became immediately vested Under their agreement, a “change of control” was defined as any one of the following:

(i) The date a “change in ownership” of Encompass occurs as determined under the Treasury Regulations promulgated under Code Section 409A;

(ii) The date a “change in effective control” occurs as determined under the Treasury Regulations promulgated under Code Section 409A; or

(iii) The date a “change in ownership of a substantial portion of the corporation’s assets” occurs as determined under the Treasury Regulations promulgated under Code Section 409A. However, a change in ownership of a substantial portion of the corporation’s assets will not occur unless a person or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition) assets from Encompass that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of the assets of Encompass immediately prior to such acquisition or acquisitions.

FY 2007 Post-Recapitalization and FY 2008

Prior to the recapitalization, we were obligated to pay approximately $1,048,000 for accrued and unpaid management compensation, unreimbursed business expenses and the outstanding principal balance and accrued interest with respect to an unsecured promissory note dated April 24, 2006 issued by us to Wayne Danson. We satisfied the outstanding debts with management with an aggregate payment of approximately $488,000 and an agreement with Mr. Danson’s consulting company to pay the consulting company $310,000, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of us or the six-year anniversary of the closing of the transactions described herein. Mr. Danson also agreed to restructure a potential $250,000 bonus until such time as we satisfy certain milestones as described in Mr. Danson’s employment agreement (described below). In addition, each of Messrs. Danson, Donahue and Miller exchanged, in the aggregate, 275 (or $275,000) shares of our Series A-1 Preferred for our Series A-2 Preferred which on May 6, 2008 converted automatically into an aggregate 572,916,667 shares of common stock.

On August 17, 2007, and in connection with the recapitalization, we entered into a new employment agreement with Wayne I. Danson to serve as our Chief Executive Officer and President. Under this agreement, we agreed to cause Mr. Danson to continue as one of our directors, and Mr. Danson agreed to serve as a director. In addition, at the request of our Board of Directors he will serve as a director or officer of any of our subsidiaries without additional compensation. Mr. Danson receives a base salary of $300,000 per year; if he earns a “success bonus” (as defined below), his base salary will be increased to $325,000 for the remaining employment term. Among other benefits, Mr. Danson receives an auto allowance of $750 per month. In addition, Mr. Danson is eligible to receive (i) a “success bonus,” which represents his deferred existing bonus in the amount of $250,000 to which he will be entitled if certain milestones, as specified in the agreement, are met, and (ii) an “exit bonus” to which, subject to certain conditions, he will be entitled if a change of control occurs while he is employed by us. In the event certain conditions are satisfied and a change of control occurs after Mr. Danson’s employment is terminated without “cause” or he resigns for “good reason”, Mr. Danson will be entitled to 50% of the “exit bonus”.

On the August 17, 2007, and in connection with the recapitalization, we entered into employment agreements with John E. Donahue to serve as our Vice President and Chief Financial Officer and Steven J. Miller to serve as our Chief Operating Officer. Under their respective agreements, Mr. Donahue’s base salary is $237,500 per year, and Mr. Miller’s base salary is $187,500 per year. In addition, to the extent a “success bonus” is earned, Messrs Donahue and Miller’s base salary will increase to $250,000 and $225,000 respectively.

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

Specific EBITDA target levels are set forth in each of our employment agreements with Messrs. Danson, Donahue and Miller for the fiscal years ended June 30, 2008, 2009 and 2010 for purposes of determining an annual “Performance Bonus”, as well as a one-time “Special Bonus” ’ for the five-month period ended December 31, 2007.

Upon achieving a minimum of 80% of the FY Target EBITDA for the fiscal years ended June 30, 2008, 2009 and 2010, or achieving the Special Bonus Target EBITDA, each of the Company’s executive officers is entitled to receive an annual Performance Bonus, or the one-time Special Bonus, which represent a varying percentage of each such officer’s base salary as set forth in his respective employment agreement.

Further, Mr. Danson will receive a “Success Bonus” of $250,000, and an increase in his respective annual base salary for the remaining employment term, upon the occurrence of a certain event or the Company achieving a defined EBITDA target for purposes of earning the Success Bonus.

We treat these EBITDA targets as confidential information, generated solely for the purpose of providing incentive to the executive management team and circulated internally only among our senior management and our board of directors. We do not publish specific goals or targets for the financial measures since they are confidential information which, if disclosed, would create substantial competitive harm to us. We have formally requested confidential treatment of such EBITDA target levels from the SEC.

Under the terms of their prior employment agreements with us, Messrs. Donahue and Miller were entitled to each receive an aggregate of 40,000,000 shares of our restricted common stock upon a “change of control” as defined in the agreements. HIG’s investment and purchase of shares of the Series C Preferred constituted such a “change in control.” Therefore, our Board of Directors has granted and awarded an aggregate of 80,000,000 shares of restricted stock to Messrs. Donahue and Miller.

Equity Awards in 2008

During fiscal year 2008, our Compensation Committee recommended, and our full Board of Directors approved, stock awards to each of Mr. Donahue and Mr. Miller of 40,000,000 shares of restricted stock pursuant to the terms of their prior employment agreements under which a “change of control” occurred with HIG’s investment and purchase of the Series C Preferred shares.

In connection with the recapitalization described herein, our Board of Directors also approved the issuance of options representing an aggregate of 10.0% of the available pool under our amended and restated 2005 Stock Plan to the following named executive officers pursuant to the terms of separate option agreements:

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

The above-referenced EBITDA targets refer to the “Base EBITDA Targets” set forth in each of the named executive’s stock option agreements with us. The full satisfaction of the Base EBITDA Targets in each of our fiscal years ending June 30, 2008, 2009 and 2010 will cause one-third of the options designated as “Performance Optioned Shares” in each stock option agreement to become vested. We treat these EBITDA targets as confidential information, generated solely for the purpose of providing incentive to the executive management team and circulated internally only among our senior management and our board of directors. We do not publish specific goals or targets for the financial measures since they are confidential information which, if disclosed, would create substantial competitive harm to us. We have formally requested confidential treatment of such targets from the SEC.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table and its notes provide information concerning outstanding equity awards in the form of stock options, a portion of which constitute equity incentive plan awards, for each of the named executives at June 30, 2008. No options or related stock appreciation rights were exercised in 2008. No named executive held unvested stock awards at the end of fiscal year 2008.

Option awards
Name	Option Grant Date (1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price($)	Option expiration date
Wayne I. Danson	8-17-07	1,373,832,541	1,124,044,807	1,498,726,409	$.0075	8-17-17
Steven J. Miller	8-17-07	1,068,536,421	874,257,072	1,165,676,096	$.0075	8-17-17
John E. Donahue	8-17-07	610,592,241	499,575,470	666,100,626	$00.75	8-17-17

(1) These options vest according to the following schedule: 25% of the options vested immediately as of August 17, 2007, 37.5% of the options will vest quarterly in equal increments over three years, and 37.5% of the options will vest over three years if certain EBITDA targets are met.

Director Compensation

Director Compensation Policy

At the beginning of fiscal year 2008, prior to the recapitalization, our compensation policy for our non-employee directors provided annual cash compensation of $25,000, payable $6,250 per quarter of services rendered. In addition, we paid the chairman of each of our audit and compensation committees an additional $5,000 in cash per committee. As of August 16, 2007, prior to the recapitalization, aggregate unpaid accrued director compensation totaled $365,000.

Following the recapitalization, we adopted new standards for the compensation of our independent directors. Our credit agreement with Sankaty Advisors limits our aggregate outside board fees to $60,000 if our EBITDA for such fiscal year is below $5,800,000. Under this policy, each independent director will receive an annual retainer of $10,000 per year and a committee retainer (for participation in one or multiple committees) of $2,000 per year. Such retainers may be increased if we meet higher EBITDA targets, with a maximum of $100,000 in aggregate outside board fees authorized under our credit agreement if EBITDA exceeds $6,200,000. Under this policy, each independent director will receive an annual retainer of $15,000 per year and a committee retainer (for participation in one or multiple committees) of $5,000 per year. Regardless of our EBITDA for any fiscal year, we will also pay our independent directors $500 per meeting for in-person attendance at a Board meeting and $250 per meeting for attendance at a Board meeting via teleconference.

In addition to the cash compensation described above and in connection with the recapitalization, Wilbank Roche, John G. Ball, Thomas R. Ketteler and Gerald E. Wedren, our independent directors, each received a one-time grant of stock options to purchase 50,000,000 shares of our common stock at an exercise price of $.00075 per share. These options, which vested on August 17, 2008, were granted under the amended and restated 2005 Stock Plan.

The Director Compensation table below summarizes the compensation that we paid to non-employee directors for the fiscal year ended June 30, 2008.

2008 Director Compensation Table

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (2) (3) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Dr. Michael Finch	$66,250	(1)	-	-	-	-	-	$66,250
Jonathan J. Lichtman	$96,250	(1)	-	-	-	-	-	$96,250
Randall Prouty	$106,250	(1)	-	-	-	-	-	$106,250
Wilbank J. Roche	$109,750	(1)	-	$2,613	$0	-	$0	$112,363
John G. Ball	$13,500		-	$2,613	$0	-	$0	$16,113
John R. Black	$0		-	$0	$0	-	$0	$0
Thomas Ketteler	$13,500		-	$2,613	$0	-	$0	$16,113
William J. Nolan	$0		-	$0	$0	-	$0	$0
Gerald E. Wedren	$13,500		-	$2,613	$0	-	$0	$16,113

(1) On August 17, 2007, Messrs. Prouty, Finch, Lichtman and Roche received an aggregate of $365,000 for accrued directors’ fees. These directors used $175,000 ($43,750 per director) of such funds to purchase shares of our Series A-2 Preferred stock. Messrs. Prouty, Finch and Lichtman resigned from our Board of Directors in connection with our recapitalization on August 17, 2007. Mr. Roche received $13,500 in directors’ fees under our new compensation policy for independent directors that became effective following our recapitalization in August 2007.

(2) As of June 30, 2008, the aggregate number of option awards outstanding for the directors were 50,000,000 each for Messrs. Roche, Ball, Ketteler and Wedren. These options vested on August 17, 2008. There are no stock awards outstanding for the directors.

(3) The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2008, in accordance with SFAS 123(R) of awards of stock options. The expense included in the table represents pro-rata portions of the total expense for each grant related to the portion of the vesting period included in FY 2008. The total fair value of the option grants are being expensed over their respective one-year vesting periods. The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. Assumptions used in the calculation of this amount are included in Note 9 of our audited financial statements for the fiscal year ended June 30, 2008 included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 22, 2008, we had 16,286,151,226 shares of common stock, no shares of Series A-2 Preferred, 1,000 shares of Series C Preferred, 1,000 shares of Series D Preferred and 1,000 shares of Series E Preferred outstanding. The Series E Preferred is not convertible into shares of our common stock, and the holders of Series E Preferred are not entitled to any voting rights. The following table sets forth information concerning the ownership of our common and preferred stock except for Series E Preferred as of such date by each person known to us to be the beneficial owner of more than five percent of a class of our voting capital stock, by each of our directors and executive officers, and by our directors and executive officers, as a group. Due to certain factors relating to our convertible securities, the principles of the presentation below vary from the mechanics specified in Rule 13d-3 under the Exchange Act as described in Note 2 below.

	Common Stock Beneficially Owned (2)			Series C Preferred Stock Beneficially Owned		Series D Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	# of Shares		% of Class	# of Shares	% of Class	# of Shares	% of Class

5% Beneficial Owners

ACT-DE LLC(3)	52,660,626,486	(6)	60.76%	913.8	91.38%

Sankaty Entities(4)	4,918,618,578	(7)	5.68%	85.4	8.54%

Fred Baldwin	1,987,200,201	(8)	2.29%	-	-	312.5	31.25%

Robert Coolidge	3,743,485,519	(9)	4.34%	-	-	562.5	56.25%

Scott Cameron	794,880,081	(10)	*	-	-	125.0	12.50%

Tritronics, LLC(5)	2,796,232,989		3.23%

Officers and Directors

Wayne I. Danson President, CEO & Director	1,932,945,775	(11)	2.28%			-	-

Steven J. Miller Chief Operating Officer	1,625,315,770	(12)	1.88%

John E. Donahue VP & Chief Financial Officer	927,859,012	(13)	1.07%			-	-

Wilbank J. Roche Director	216,423,810	(14)	*			-	-

John G. Ball Director	50,000,000	(15)	*	-	-	-	-

John R. Black Director	52,660,626,486	(16)	60.76%	-	-	-	-

Thomas R. Ketteler Director	50,000,000	(17)	*	-	-	-	-

William J. Nolan IV Director	-		-	-	-	-	-

Gerald E. Wedren Director	50,000,000	(18)	*	-	-	-	-

Executive Officers and Directors as a group (9 persons)	62,065,365,621		71.51%			-	-

* Less than one percent (1%)
1	Except as otherwise indicated, the address of each person named in the above table is c/o Encompass Group Affiliates, Inc., 420 Lexington Avenue, New York, NY 10170.

2
Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors. The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, except as described in this Note 2. The percentage calculations assume that each stockholder has converted all securities he owned that are convertible into common stock at the option of the holder currently or within 60 days of September 22, 2008, and that all of the other stockholders have converted similar securities. This varies from the provisions of Rule 13d-3 which generally requires the calculations to be made on the assumption that the stockholder for whom the calculation is being made has converted his convertible securities but that none of the other stockholders have converted convertible securities. We believe that our presentation is more meaningful than the presentation specified in Rule 13d-3 as the conversion rates on our Series C Preferred and Series D Preferred are interrelated with each other and vary depending on whether a convertible note held by Mr. Baldwin has been converted. Thus, the beneficial ownership of Common Stock of any particular Series C or Series D Preferred stockholder depends upon assumptions regarding the conversion of other convertible securities. All share of Series C Preferred Stock may currently be converted into 57,628,805,837 shares of common stock. All share of Series D Preferred Stock may currently be converted into 6,359,040,644 shares of common stock. Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities. The holders of common stock are entitled to one vote per share. Prior to any conversion into common stock, the holders of Series C Preferred and Series D Preferred, generally, will vote together with the holders of the common stock as a single class.

3
As reported in a Schedule 13D/A filed with the Securities and Exchange Commission on August 7, 2008, H.I.G.-ACT, Ltd., a Cayman Islands corporation (“HIG ACT”), is the sole member of ACT-DE LLC, a Delaware limited liability company (“ACT LLC”). As the sole member of ACT LLC, HIG ACT has the power to vote and dispose of the shares of our capital stock owned by the ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Capital Partners III, L.P., a Delaware limited partnership (“HIG CP III”), is a shareholder of HIG ACT. As a shareholder of HIG ACT, HIG CP III has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Advisors III, L.L.C., a Delaware limited liability company (“HIG LLC”), is the general partner of HIG CP III. As the general partner of HIG CP III, HIG LLC has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Investment Group III, L.P., a Cayman Islands limited partnership (“HIG IG III”) is a shareholder of HIG ACT. As a shareholder of HIG ACT, HIG IG III has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Associates III, L.P., a Cayman Island limited partnership (“HIG Associates”) is the general partner of HIG IG III. As the general partner of HIG IG III, HIG Associates has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G.-GPII, Inc., a Delaware corporation (“HIG GP”) is the manager of HIG LLC and the general partner of HIG Associates. As the manager of HIG LLC and the general partner of HIG Associates, HIG GP has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. Anthony Tamer and Sami Mnaymneh are the Co-Presidents of HIG GP, and in that capacity direct its operations. Therefore, Anthony Tamer and Sami Mnaymneh may be deemed to be beneficial owners of shares beneficially owned by HIG GP. Each of HIG Act, HIG CP III, HIG LLC, HIG IG III, HIG Associates, HIG GP, Mr. Tamer and Mr. Mnaymneh disclaim beneficial ownership except to the extent of their pecuniary interest in the shares. The address for HIG-DE LLC is c/o H.I.G. Capital L.L.C., 855 Boylston St., 11th Floor, Boston, MA 02116. ACT-DE LLC also owns 840 shares of our Series E Preferred, which represents 84% of the outstanding shares of Series E Preferred.

4
Includes Prospect Harbor Credit Partners, L.P., Sankaty Credit Opportunities II, L.P. and Sankaty Credit Opportunities III, L.P. The address of the Sankaty entities is 111 Huntington Avenue, Boston, MA 02199. These entities also own 160 shares of our Series E Preferred, which represents 16% of the outstanding shares of Series E Preferred.

5
Kimberly Wagner, Randy Williams and James Scarff each hold 10% of the ownership interests in Tritronics, LLC. The address of these three individuals is c/o Tritronics, Inc., 1306 Continental Drive, Abingdon, MD 21009

6	The number of common shares in the table includes 52,660,626,486 shares of common stock that may be acquired upon conversion of Series C Preferred.

7	The number of common shares in the table includes 4,918,618,578 shares of common stock that may be acquired upon conversion of Series C Preferred.

8	The number of common shares in the table includes 1,987,200,201 shares of common stock that may be acquired upon conversion of Series D Preferred.

9
The number of common shares in the table includes 166,525,157 shares of common stock held by Mr. Coolidge and 3,376,960,362 shares of common stock that may be acquired upon conversion of Series D Preferred.

10	The number of common shares in the table includes 794,880,081 shares of common stock that may be acquired upon conversion of Series D Preferred.

11	The number of common shares in the table includes 309,325,499shares of common stock held by Mr. Danson and 1,623,620,276 shares which Mr. Danson may acquire by exercising options he holds.

12
The number of common shares in the table includes 362,500,000 shares of common stock held by Mr. Miller, including 50,000,000 shares of restricted stock previously granted to Mr. Miller and 1,262,815,770 shares which Mr. Miller may acquire by exercising options he holds.

13
The number of common shares in the table includes 206,250,000shares of common stock held by Mr. Donahue, including 50,000,000 shares of restricted stock previously granted to Mr. Donahue and 721,609,012 shares which Mr. Donahue may acquire by exercising options he holds.

14	The number of common shares in the table includes 166,423,810 shares of common stock held by Mr. Roche and 50,000,000 shares of common stock which Mr. Roche may acquire by exercising options he holds.

15	The number of common shares in the table includes 50,000,000 shares of common stock which Mr. Ball may acquire by exercising options he holds.

16
The number of common shares in the table includes 52,660,626,486 shares that may be acquired upon conversion of 913.79 shares of Series C Preferred held by ACT-DE, LLC. Mr. Black is a Managing Director of H.I.G. Capital, L.L.C., an affiliate of ACT-DE, LLC and, as such, may be deemed to beneficially own shares of Series C Preferred Stock held by ACT-DE, LLC. In addition, Mr. Black may be deemed to beneficially own 840 shares of Series E Preferred held by ACT-DE, LLC. Mr. Black disclaims beneficial ownership of such shares.

17	The number of common shares in the table includes 50,000,000 shares of common stock which Mr. Ketteler may acquire by exercising options he holds.

18	The number of common shares in the table includes 50,000,000 shares of common stock which Mr. Wedren may acquire by exercising options he holds.

Changes in Control

On August 17, 2007 we entered into a series of transactions to effect a recapitalization which, among other transactions, included the following:

• the acquisition of a new operating subsidiary, Vance Baldwin, Inc. for cash, a convertible note and shares of our Series D Preferred Stock;

• the offer and sale of a significant preferred stock investment of more than $6 million by ACT-DE, LLC, an affiliate of H.I.G. Capital, LLC, which, together with certain other parties, received newly designated Series C Preferred Stock, constituting at that time approximately 79.5% of the ownership interest in us (before dilution for stock options issued to management as described herein); and

• the issuance of approximately $23.5 million in senior and subordinated notes pursuant to a Note Purchase Agreement, for which Sankaty Advisors, LLC is the collateral agent.

In connection with the above-described recapitalization, we offered the holders of the Company’s Series A Convertible Preferred Stock, par value $.01 per share, Series A-1 Convertible Preferred Stock, par value $.01 per share (the “Series A-1 Preferred”), and Series B Convertible Preferred Stock, par value $.01 per share, the right to exchange such stock for the newly designated Series A-2 Preferred (the “Exchange”). In the Exchange, the existing preferred stockholders provided a full release of any claims against us, but were not required to provide any other consideration other than the surrender of their outstanding shares of preferred stock. In connection with the recapitalization, we also paid off outstanding debts to certain creditors with an aggregate payment of approximately $3,600,000 in cash. One creditor received a convertible promissory note in addition to a cash payment. Certain of these creditors then purchased shares of the Series A-2 Preferred from one of the stockholders receiving such stock pursuant to the Exchange.

There are no other arrangements known to us the operation of which may result in a change in control of Encompass.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2008 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2005 Stock Plan	10,923,525,261	$.00075	4,076,474,739
Equity compensation plans not approved by security holders:	0	0	0
Total	10,923,525,261	$.00075	4,076,474,739

Our 2005 Stock Plan was adopted by the Board of Directors on June 26, 2005. In connection with the recapitalization described herein, our Board of Directors voted to amend and restate our 2005 Stock Plan (the “2005 Plan”) on August 16, 2007. The material revision to the 2005 Plan was an increase in the number of shares of common stock available for issuance under the 2005 Plan from 700,000,000 shares to 15,000,000,000 shares. Our stockholders approved the amendments to the 2005 Stock Plan pursuant to a consent solicitation that concluded on May 5, 2008.

The objectives of the 2005 Plan are to optimize the profitability and growth of Encompass through incentives which are consistent with Encompass’s goals and which link the personal interests of participants in the 2005 Plan to those of Encompass’s stockholders; to provide participants with an incentive for excellence in individual performance; and to promote teamwork among participants. The 2005 Plan is further intended to provide flexibility to Encompass in its ability to motivate, attract, and retain the services of employees, consultants and non-employee directors who make significant contributions to Encompass’s success and to allow participants to share in the success of Encompass. All employees of Encompass and its subsidiaries (“Employees”) and members of the Board who are not Employees (“Non-Employee Directors”) are eligible to participate in the 2005 Plan. Consultants and advisors who perform services for Encompass or any of our subsidiaries (“Key Advisors”) are also eligible to participate in the 2005 Plan if the Key Advisors render bona fide services to Encompass or our subsidiaries, the services are not in connection with the offer and sale of securities in a capital-raising transaction and the Key Advisors do not directly or indirectly promote or maintain a market for Encompass’s securities.

At September 23, 2008, there were approximately 360 Employees, Non-Employee Directors and Key Advisors of Encompass and its subsidiaries eligible to participate in the 2005 Plan.

The aggregate number of shares of our common stock, which may be issued under the 2005 Plan, is 15,000,000,000 shares, subject to proportionate adjustment in the event of stock splits and similar events. There is no limitation on the number of shares which may be issued to any individual under the 2005 Plan, including any officer or director. No awards may be granted under the 2005 Plan on or after June 26, 2015. If any award granted under the 2005 Plan is canceled or terminates, expires or lapses for any reason, the number of shares subject to the award will again be available for purposes of the 2005 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

•
In July 2006, we entered into a settlement agreement with Pacific Magtron International Corporation, Theodore S. Li, Hui Cynthia Lee and others with respect to the settlement of certain litigation and other potential claims, including the termination of Mr. Li and Ms. Lee’s employment contracts with us, involving Pacific Magtron, Encompass Parts Distribution, Inc.(one of our subsidiaries), Mr. Li, Ms. Lee, Martin Nielson, our then Executive Vice President, Wayne Danson, our Chief Executive Officer and us. Pacific Magtron’s entry into the settlement agreement was conditioned on bankruptcy court approval, which was obtained on August 11, 2006 in connection with confirmation of Pacific Magtron’s plan of reorganization. Pursuant to this plan of reorganization, we contributed $50,000 on behalf of Pacific Magtron’s stockholders to effectuate the plan of reorganization and a subsidiary of Pacific Magtron merged with an unrelated entity, Herborium, Inc. In connection with the merger, Pacific Magtron changed its name to Herborium Group, Inc. Upon closing of the merger, we paid an aggregate $325,000 in cash to Mr. Li and Ms. Lee. In addition, Mr. Li and Ms. Lee received 4,585,554 shares, in the aggregate, of common stock of Herborium Group valued at $175,000. A special stock distribution of shares of Herborium Group was made to the holders of our common stock as of the record date of August 11, 2006 on the basis of a 0.001652911 share of Herborium common stock for each share of our common stock. A more detailed description of the terms of the settlement agreement is contained in our Current Report on Form 8-K filed with the SEC on August 16, 2006.

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

•
In connection with the recapitalization described under Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control, we entered into a five-year management agreement with H.I.G. Capital. HIG Capital is an affiliate of ACT-DE, LLC, which owns shares entitled to cast approximately 72% of the votes which may be cast by all of our stockholders. Under the management agreement, HIG Capital provides management and consulting services to us and our subsidiaries, subject to the supervision of the our Board of Directors. We pay a cash consulting and management fee to HIG Capital, currently not to exceed $500,000 per annum. The fee is payable only to the extent permitted under a Note Purchase Agreement, for which Sankaty Advisors, LLC is the collateral agent, and the amount of the fee depends on whether we have met certain financial objectives. If payment of the fee is prohibited by the Note Purchase Agreement, the unpaid amount will accrue interest at the rate of 5% per annum, compounded annually. In addition, we have agreed to reimburse HIG Capital for expenses incurred in connection with the performance of management and consulting services with respect to us. At the same time, we also entered into a five-year investment advisory services agreement with H.I.G. Capital, pursuant to which HIG Capital will provide certain financial advisory services to us and our subsidiaries, subject to the supervision of our Board of Directors. In connection with any transaction introduced, arranged, managed and/or negotiated by H..IG. Capital, including an acquisition, disposition, sale of us, or financing, we will pay H.I.G. Capital an investment banking fee and a supplemental management fee, each equal to a percentage of (i) the enterprise value of an acquisition or disposition, (ii) the financing amount, in connection with a debt or equity financing, or (iii) the benefit value, in connection with any other transaction not in the ordinary course of business. The investment banking fee and supplemental management fee with respect to future transactions will be payable only to the extent permitted under the Note Purchase Agreement. If payment of the fees is prohibited by the Note Purchase Agreement, the unpaid amount will accrue interest at the rate of 5% per annum, compounded annually. We paid H.I.G. Capital a combined investment banking and supplemental management fee of $525,000 in connection with the purchase by certain investors, including H.I.G. Capital, of Series C Preferred Stock pursuant to a Series C Purchase Agreement. We paid H.I.G. Capital a combined investment banking and supplemental management fee of $200,000 in connection with the purchase by certain investors of Series E Preferred Stock pursuant to a Series E Purchase Agreement. Under both the management agreement and the investment advisory services agreement, we will reimburse H.I.G. Capital for expenses incurred in performance of its duties thereunder. Both agreements require us to indemnify H.I.G. Capital and its affiliates with respect to losses or claims arising from H.I.G. Capital’s performance of services, except as a result of its gross negligence or willful misconduct. Either party may terminate the management agreement or the investment advisory services agreement in the event of a breach of material terms by the other party, and H.I.G. Capital is entitled to recover damages in the event of such a breach by us.

•
Our principal executive office is located at 420 Lexington Avenue, Suite 2739, New York, New York 10170. We, through a license agreement effective August 15, 2007 with Danson Partners, LLC, a party related to our chief executive officer, effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,300 square feet of office space through May 31, 2010, and licenses for its use all the furniture, fixtures, filing cabinets, computers, servers, office equipment, etc. that it needs to conduct its business.

•
On August 17, 2007, we satisfied outstanding debts to our Chief Executive Officer, Vice President and Chief Financial Officer and Chief Operating Officer, to whom we were obligated to pay approximately $1,048,000 for accrued and unpaid compensation, unreimbursed business expenses and the outstanding principal balance and accrued interest with respect to an unsecured promissory note dated April 24, 2006 issued by us to our Chief Executive Officer. We satisfied the outstanding debts with management with an aggregate payment of approximately $488,000 and the issuance of a note to Mr. Danson’s consulting company, Danson Partners, LLC, in the aggregate principal amount of $310,000, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of us or August 17, 2013. Mr. Danson also agreed to restructure a potential $250,000 bonus until such time as we satisfy certain milestones as described in Mr. Danson’s employment agreement.

•
Upon the closing of the recapitalization, Dr. Finch and Messrs. Lichtman, Prouty and Roche, the four pre-closing directors of the Company received an aggregate of $365,000 for accrued directors’ and special committee fees of which $175,000 was used by the directors to purchase shares of Series A-2 Preferred.

•
Pursuant to agreement entered into on March 7, 2006 by and between John E. Donahue, currently our Vice President and Chief Financial Officer, and Montgomery Scott, LLC (“Janney”), that served as our financial advisor and investment banker in connection with the recapitalization and acquisition of Vance Baldwin, Janney agreed to pay 5% of its advisory fees to Mr. Donahue as a finder’s fee. Janney paid this amount of Mr. Donahue in September 2007. Mr. Donahue entered into the agreement with Janney approximately six months prior to his joining the Company and prior to the Company discussing the possibility of Mr. Donahue joining the Company.

•
On August 1, 2008, we sold 908.57 shares of our newly designated Series E Preferred for an aggregate purchase price of $3,785,714 in immediately available funds to ACT-DE, LLC and the other holders of its Series C Preferred (the “Other Series C Stockholders), pursuant to a Purchase Agreement (the “Series E Purchase Agreement”). We used the proceeds from the sale of the Series E Preferred, in conjunction with the debt proceeds described below, to fund the acquisition of Tritronics, Inc. and for working capital needs related to an agreement entered into with Philips Consumer Lifestyle North America as described on the Company's Form 8-K filed with the SEC on July 18, 2008. On August 13, 2008, we completed a subsequent closing of the sale of shares of our Series E Preferred as contemplated by the Series E Stock Purchase Agreement at which we sold an additional 91.43 shares of our Series E Preferred, at a price of $4,167 per share, to the holders of its Series C Preferred Stock, other than ACT-DE, LLC, for an aggregate cash purchase price of $380,957.

•
On August 1, 2008, Encompass Parts entered into the Amended and Restated Note Purchase Agreement with Sankaty Advisors, LLC and other “Note Purchasers”, Encompass Parts Distribution, Inc., a Delaware corporation (“Encompass-DE”), as issuer, and us, Tritronics, SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test and Vance Baldwin, as guarantors (the “Guarantors”). See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Source of Liquidity – Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility above for a detailed description of the Amended and Restated Note Purchase Agreement. Certain affiliates of Sankaty are holders of our Series C and Series E Preferred. On August 1, 2008, we and the holders of Series C Preferred Stock entered into Amendment No. 1 to the Stockholder Agreement, dated August 17, 2007 (the “Amended Series C Stockholder Agreement”) originally entered into between such parties. Pursuant to the amendment, the shares of Series E Preferred issued to holders of Series C Preferred Stock are subject to the Series C Stockholder Agreement, including for purposes of transfer restrictions as well as co-sale rights on sales of preferred stock by the major Series C Preferred Stockholder in favor of the other Series C Stockholders. The Series C Stockholder Agreement was also amended to provide that we may not agree to an Exchange Transaction (as defined therein) without the prior written consent of the major Series C Preferred Stockholder and the prior written consent of holders of a majority of the outstanding shares of Series C Preferred held by the other Series C Stockholders.

Director Independence

During fiscal 2008, until their resignation on August 17, 2007, the following members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC: Messrs. Prouty and Roche and Dr. Finch. During fiscal 2008 until his resignation on August 17, 2007, Mr. Prouty served on the Audit Committee and the Compensation Committee. During 2008 until his resignation from the Board of Directors on August 17, 2007, Dr. Finch served on the Audit Committee. Mr. Roche also served on the Compensation Committee in fiscal 2008. Messrs. Prouty and Dr. Finch satisfied the criteria set forth under the Marketplace Rules of The NASDAQ Stock Market LLC relating to the heightened independence standards for members of the Audit Committee. Although Mr. Roche satisfied the independence criteria as a member of the Board of Directors, we have paid fees to the law firm of Roche & Holt, of which Mr. Roche is a principal, for legal services rendered to us.

During fiscal 2008, following the resignation of Mr. Prouty and Dr, Finch, the following members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC: Messrs. Ball, Black, Ketteler, Nolan, Roche and Wedren. During fiscal year 2008 and currently the members of the Audit Committee, Messrs. Ball, Ketteler and Wedren, satisfy both the separate independence requirements of NASDAQ and the SEC for members of the Audit Committee. Messrs. Nolan, Roche and Wedren currently serve on the Compensation Committee.

The Board of Directors did not consider any transaction, relationship or arrangement not otherwise disclosed below under the heading “Certain Relationships and Related Transactions” in determining the independence of Messrs. Ball, Black, Ketteler, Nolan, Roche and Wedren.

Item 14.  Principal Accounting Fees and Services.

Berenson LLP (“Berenson”) served as our independent auditors for the fiscal year ended June 30, 2006 through May 11, 2007. J.H. Cohn LLP (“JH Cohn”) served as our independent auditors for the balance of fiscal year ended June 30, 2007 and for the fiscal year ended June 30, 2008. We have been or will be billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category	Fiscal 2008	Fiscal 2007

Audit Fees¹	$284,000	$112,000
Audit-Related Fees[2]	$-	$10,000
Tax Fees[3]	$16,000	$-
All Other Fees[4]	$156,000	$122,000
TOTAL	$456,000	$244,000

¹ Audit fees consisted of fees for the audit of our annual financial statements, review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of our documents filed with the SEC. This category includes (i) $70,000 billed by JH Cohn for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2007 and the review of our Form 10-KSB for the fiscal year ended June 30, 2007, (ii) $42,000 billed by Berenson for the reviews of our consolidated financial statements included in our Forms 10-QSB for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007, (iii) $170,000 billed or to be billed by JH Cohn for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2008 and the review of our Form 10-K for the fiscal year ended June 30, 2008 and $23,000 billed in connection with a Form 8K/A filed with the SEC, and (iv) $91,000 billed by JH Cohn for the reviews of our consolidated financial statements included in our Forms 10-QSB for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008.

2 Audit-related fees consisted of fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002. This category includes fees billed by Berenson for the fiscal year ended June 30, 2007 in the amounts of $10,000 for services rendered in connection with a restatement of certain annual and quarterly financial statements.

3 Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

4 Other than the services described above, the aggregate fees billed for services rendered by JH Cohn were $156,000 and $122,000 for the fiscal years ended June 30, 2008 and 2007. These fees were related to the audits and due diligence services for acquiring certain business targets.

Policy for Pre-Approval of Audit and Non-Audit Services

All engagements of our independent auditor to perform any audit services and non-audit services were approved by the Audit Committee in accordance with its normal functions. During the fiscal years ended June 30, 2008 and 2007, no audit services or non-audit services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. The Board of Directors and the Audit Committee are in the process of creating a policy to pre-approve all audit services and all non-audit services that our independent auditor will perform for us under applicable federal securities regulations. As permitted by the applicable regulations, we anticipate that the Audit Committee’s policy will utilize a combination of specific pre-approval on a case-by-case basis of individual engagements of our independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that will be reviewed annually by the Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) Financial Statements.

The Financial Statements and Supplementary Data are listed or are presented in Item 8 of this Report on Form 10K.

(b) Financial Statement Schedules.

(c) Exhibits.

See Index to Exhibits which appears on Pages 51-56 of this Report on Form 10K.

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

2.3
Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc., a Florida corporation, Encompass Group Affiliates, Inc., a Delaware corporation, Tritronics, Inc., Tritronics, LLC and the members of Tritronics, LLC listed on Schedule 2 thereto, dated as of August 1, 2008
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

3(i)(a)	Restated Articles of Incorporation of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

3(i)(b)	Articles of Amendment to the Articles of Incorporation of Advanced Communications Technologies, Inc. filed with the Secretary of State of Florida on May 6, 2008	Incorporated by reference to Exhibit 3(i)(b) to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

3(i)(c)	Articles of Amendment to the Articles of Incorporation of Advanced Communications Technologies, Inc. filed with the Secretary of State of Florida on August 1, 2008	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

3(ii)	Amended Bylaws of Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.1	Form of Exchange Agreement, dated June 24, 2004, by and among Advanced Communications Technologies, Inc. and certain debenture holders of Hy-Tech Technology Group, Inc.	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

4.2	Form of Convertible Promissory Note issued in connection with Exhibit 2.2	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.3.1
Note Purchase Agreement, dated as of August 17, 2007, by and among Encompass Group Affiliates, Inc. as Issuer, and Advanced Communications Technologies, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.3.2	Form of Senior Note issued in connection with Exhibit 4.3.1	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.3.3	Form of Subordinated Note issued in connection with Exhibit 4.3.1	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.3.4
First Lien Pledge and Security Agreement, dated as of August 17, 2007, between Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc., SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test, Inc., Vance Baldwin, Inc. and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.3.5
Second Lien Pledge and Security Agreement , dated August 17, 2007, between Encompass Group Affiliates, Inc., Advanced Communications Technologies, Inc., SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test, Inc., Vance Baldwin, Inc. and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.4	Form of Subordinated Promissory Note issued in connection with Exhibit 2.3	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

4.5.1
Amended and Restated Note Purchase Agreement, dated as of August 1, 2008, by and among Encompass Group Affiliates, Inc., a Delaware corporation as Issuer, Encompass Group Affiliates, Inc., a Florida corporation, Tritronics, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC.
Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

4.5.2	Form of Series B Subordinated Note issued in connection with Exhibit 4.5.1	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

4.5.3
Amended and Restated First Lien Pledge and Security Agreement, dated as of August 1, 2008, between Encompass Group Affiliates, Inc., a Delaware corporation, Encompass Group Affiliates, Inc., a Florida corporation, Tritronics, Inc., SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test, Inc., Vance Baldwin, Inc. and Sankaty Advisors, LLC
Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

4.5.4
Amended and Restated Second Lien Pledge and Security Agreement, dated August 1, 2008, between Encompass Group Affiliates, Inc., a Delaware corporation, Encompass Group Affiliates, Inc., a Florida corporation, Tritronics, Inc., SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test, Inc., Vance Baldwin, Inc. and Sankaty Advisors, LLC.
Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

10.1	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Lisa Welton.	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

10.2	Employment Agreement, dated June 3, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Thomas Sutlive.	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

10.3*	Employment Agreement dated September 21, 2006 between Advanced Communications Technologies, Inc. and John E. Donahue	Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2006

10.4*	Employment Agreement dated September 8, 2006 between Advanced Communications Technologies, Inc. and Steven J. Miller	Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2006

10.5
Stockholders Agreement by and among Advanced Communications Technologies, Inc., the holders of the Series C Convertible Preferred Stock and the holders of the Series D Convertible Preferred Stock, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.6.1	Purchase Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the other Buyers identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.6.2
Registration Rights Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.6.3	Stockholders Agreement by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.7	Exchange Agreement entered into by and among Advanced Communications Technologies and the parties listed on the signature pages thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.8.1*	Amended and Restated 2005 Stock Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.8.2*	Form of Option Agreement for Executive Officers under the Amended and Restated 2005 Stock Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.9	Management Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.10	Investment Advisory Services Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.11*	Letter Agreement among Wayne I. Danson, Danson Partners LLC and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.12*	Employment Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.13*	Employment Agreement between John Donahue and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.14*	Employment Agreement between Steven Miller and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.15*	Stock Option Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.16*	Stock Option Agreement between John Donahue and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.17*	Stock Option Agreement between Steven Miller and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.18	Side Letter between H.I.G. Capital L.L.C. and Sankaty Advisors, LLC, dated as of August 17, 2007	Incorporated by reference to Exhibit 3(i)(b) to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.19	Stock Purchase Agreement entered into by and among Encompass Group Affiliates, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated August 1, 2008.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

10.20	Amendment No. 1 to Stockholder Agreement, among Encompass Group Affiliates, Inc., ACT-DE, LLC, and the persons and entities identified on Schedule 1 thereto, dated August 1, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

10.21
Spare Parts Agreement between Vance Baldwin Electronics, a wholly-owned subsidiary of Encompass Group Affiliates, Inc. and Philips Consumer Lifestyle North America, a division of Philips Electronics North America Corporation, dated July 14, 2008.
Filed herewith (subject to request for confidential treatment)

14	Code of Business Conduct and Ethics for Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

21	Subsidiaries of Encompass Group Affiliates.	Filed herewith

31.1	Certification by Chief Executive Officer pursuant to Sarbanes–Oxley Section 302	Filed herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

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

Encompass Group Affiliates, Inc.

By:	/s/ Wayne I. Danson
Name:	Wayne I. Danson
Title:	President and Chief Executive Officer
Date:	October 14, 2008

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne I. Danson
Wayne I. Danson	President and Chief Executive Officer (Principal Executive Officer) and Director	October 14, 2008

/s/ John E. Donahue
John E. Donahue	Vice President and Chief Financial Officer (Principal Accounting Officer)	October 14, 2008

/s/ John Black
John Black	Director	October 14, 2008

/s/ J.G. (Pete) Ball
J.G. (Pete) Ball	Director	October 14, 2008

/s/ Thomas R. Ketteler
Thomas R. Ketteler	Director	October 14, 2008

/s/ Wilbank J. Roche
Wilbank J. Roche	Director	October 14, 2008

/s/ William J. Nolan
William J. Nolan	Director	October 14, 2008

/s/ Gerald E. Wedren
Gerald E. Wedren	Director	October 14, 2008

Encompass Group Affiliates, Inc. And Subsidiaries

Contents

Page
F-2	Report of independent registered public accounting firm

F-3	Consolidated balance sheets as of June 30, 2008 and 2007

F-4	Consolidated statements of operations for the years ended June 30, 2008, 2007 and 2006

F-5	Consolidated statements of changes in stockholders’ equity (deficiency) for the years ended June 30, 2008, 2007 and 2006

F-6	Consolidated statements of cash flows for the years ended June 30, 2008, 2007 and 2006

F7 – F-28	Notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Encompass Group Affiliates, Inc.

We have audited the accompanying consolidated balance sheets of Encompass Group Affiliates, Inc. (formerly Advanced Communications Technologies, Inc.), and Subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Encompass Group Affiliates, Inc. and Subsidiaries as of June 30, 2008 and 2007, and their results of operations and cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

J.H. COHN LLP
New York, New York
October 14, 2008

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$4,008,000	$844,000
Restricted cash	394,000	—
Accounts receivable, net of allowance for doubtful accounts of $73,527 and $6,919 at June 30, 2008 and 2007, respectively	5,908,000	429,000
Inventory	3,806,000	—
Replacement parts and equipment	655,000	371,000
Due from vendors	1,103,000	—
Deferred tax asset	1,100,000	—
Prepaid expenses and other current assets	870,000	84,000
Total Current Assets	17,844,000	1,728,000

Property and equipment, net	550,000	262,000
Other Assets
Intangible assets, net	9,610,000	—
Goodwill	14,075,000	2,624,000
Deferred tax asset	3,400,000	—
Other assets	1,133,000	893,000
Total Other Assets	28,218,000	3,517,000
TOTAL ASSETS	$46,612,000	$5,507,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$8,450,000	$3,573,000
Escrow liability	394,000	—
Senior notes payable, current portion	507,000	617,000
Capitalized lease obligation, current portion	34,000	15,000
Total Current Liabilities	9,385,000	4,205,000
Long Term Liabilities
Senior Notes, net of unamortized original issue discount and less current portion	11,649,000	—
Senior Subordinated Notes, net of unamortized original issue discount	11,552,000	—
Convertible notes payable	1,206,000	—
Note payable, officer	310,000	—
Capitalized lease obligation, less current portion	42,000	—
Convertible Preferred Stock
Series A convertible preferred stock, $.01 par value	—	3,006,000
Series A-1 convertible preferred stock, $.01 par value	—	340,000
Series B convertible preferred stock, $.01 par value	—	40,000
Total Long Term Liabilities	24,759,000	3,386,000
TOTAL LIABILITIES	34,144,000	7,591,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.01 par value, 25,000 authorized, 2,000 shares issued and outstanding in 2008:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $6,957,000) in 2008	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $700,000) in 2008	—	—
Common stock, no par value, 230,000,000,000 shares authorized in 2008 and 5,000,000,000 in 2007, 13,489,918,237 and 4,997,711,570 shares issued and outstanding in 2008 and 2007, respectively	35,350,000	31,092,000
Additional paid-in capital	8,347,000	1,280,000
Accumulated deficit	(31,229,000)	(34,456,000)
Total Stockholders' Equity (Deficiency)	12,468,000	(2,084,000)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,612,000	$5,507,000

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended June 30,
	2008	2007	2006

NET SALES	$64,327,000	$9,244,000	$9,183,000
COST OF SALES	50,543,000	6,133,000	5,959,000
GROSS PROFIT	13,784,000	3,111,000	3,224,000

OPERATING EXPENSES
Depreciation and amortization	1,245,000	75,000	98,000
Selling, general and administrative expenses	10,299,000	3,743,000	3,837,000
Asset impairment charge	—	400,000	—

TOTAL OPERATING EXPENSES	11,544,000	4,218,000	3,935,000

Income (Loss) From Operations	2,240,000	(1,107,000)	(711,000)

OTHER INCOME (EXPENSE)
Litigation settlement	—	—	220,000
Other income	59,000	—	—
Interest expense, net	(2,752,000)	(143,000)	(83,000)

TOTAL OTHER INCOME (EXPENSE), NET	(2,693,000)	(143,000)	137,000

Loss before income tax benefit	(453,000)	(1,250,000)	(574,000)

Income tax benefit, deferred	4,500,000	—	—

NET INCOME (LOSS)	4,047,000	(1,250,000)	(574,000)
Deemed dividend on preferred stock	(820,000)
Cumulative preferred stock dividend	(723,000)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$2,504,000	$(1,250,000)	$(574,000)

Basic net income (loss) per share	$—	$—	$—
Basic weighted average number of shares outstanding	6,300,625,470	4,821,987,000	3,514,362,000
Diluted net income (loss) per share	$—	$—	$—
Diluted weighted average number of shares outstanding	72,298,715,284	4,821,987,000	3,514,362,000

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL		DEFFERED COMMITMENT
	SHARES	AMOUNT	SHARES	AMOUNT	PAID IN CAPTIAL	ACCUMULATED DEFICIT	AND EQUITY FINANCING FEE	DEFERRED COMPENSATION	TOTAL

BALANCE AT JULY 1, 2005	—	$—	3,151,774,000	$29,752,000	$1,570,000	$(32,421,000)	$(25,000)	$(250,000)	$(1,374,000
Stock issued on conversion of Series A preferred stock	—	—	885,994,000	635,000	—	—	—	—	635,000
Stock issued on conversion of Series B preferred stock	—	—	63,492,000	40,000	—	—	—	—	40,000
Escrow of contingent stock	—	—	16,667,000	13,000	—	—	—	—	13,000
Stock issued for executive bonus	—	—	50,000,000	35,000	—	—	—	—	35,000
Amortization of deferred compensation	—	—	—	—	(375,000)	—	—	250,000	(125,000
Amortization of deferred commitment & financing fees	—	—	—	—	—	—	25,000	—	25,000
Accrued distribution of Herborium Inc.'s common shares to shareholders	—	—	—	—	—	(50,000)	—	—	(50,000
Net loss for the year	—	—	—	—	—	(574,000)	—	—	(574,000
BALANCE AT JUNE 30, 2006	—	—	4,167,927,000	30,475,000	1,195,000	(33,045,000)	—	—	(1,375,000
Stock issued on conversion of Series A preferred stock	—	—	789,785,000	559,000	—	—	—	—	559,000
Stock issued on conversion of Series B preferred stock	—	—	20,000,000	20,000	—	—	—	—	20,000
Common stock issued to officers	—	—	20,000,000	38,000	—	—	—	—	38,000
Accrued distribution of Herborium Inc.'s common shares to shareholders	—	—	—	—	—	(161,000)	—	—	(161,000
Beneficial conversion feature attributable to Series A-1 preferred stock	—	—	—	—	85,000	—	—	—	85,000
Net loss for the year	—		—	—	—	(1,250,000)	—	—	(1,250,000

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL		DEFFERED COMMITMENT
	SHARES	AMOUNT	SHARES	AMOUNT	PAID IN CAPTIAL	ACCUMULATED DEFICIT	AND EQUITY FINANCING FEE	DEFERRED COMPENSATION	TOTAL

BALANCE AT JUNE 30, 2007	—	—	4,997,712,000	31,092,000	1,280,000	(34,456,000)	—	—	(2,084,000
Exchange of Series A, Series B and Series A-1 convertible preferred stock for Series A-2 convertible preferred stock, resulting in a deemed dividend	—	—	—	—	—	(820,000)	—	—	(820,000
Issuance of Series C and Series D convertible preferred stock	2,000	—	—	—	6,443,000	—	—	—	6,443,000
Reclassification of Series A-2 convertible preferred stock from debt to stockholders’ equity	8,412	4,206,000			—				4,206,000
Conversion of Series A-2 convertible preferred stock into common stock	(8,412)	(4,206,000)	8,412,206,000	4,206,000	—	—	—	—
Stock-based compensation - issuance of common shares to officers	—	—	80,000,000	52,000	—	—	—	—	52,000
Stock-based compensation	—	—	—	—	624,000		—	—	624,000
Net income for the year	—	—	—	—	—	4,047,000	—	—	4,047,000
BALANCE AT JUNE 30, 2008	2,000	$—	13,489,918,000	$35,350,000	$8,347,000	$(31,229,000)	$—	$—	$12,468,000

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF JUNE 30, 2008

	For the Years Ended June 30,
	2008	2007	2006
CASH FLOWS PROVIDED BY OPERATIONS:
Net income (loss)	$4,047,000	$(1,250,000)	$(574,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,245,000	75,000	98,000
Deferred income taxes	(4,500,000)	—	—
Provision for doubtful accounts	5,000	2,000	—
Stock-based compensation	676,000	38,000	(90,000)
Beneficial conversion feature of Series A-1 preferred stock	—	85,000	—
Asset impairment charge	—	400,000	—
Loss on sale of marketable securities	—	5,000	—
Stock distribution received from Herborium, Inc.	—	(1,000)	—
Litigation settlement	—	—	(220,000)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivables	315,000	(59,000)	(8,000)
Inventory	(820,000)	—	—
Replacement parts and equipment	(284,000)	43,000	(47,000)
Due from vendors	(337,000)	—	—
Prepaid expense and other assets	(506,000)	20,000	(4,000)
Increase in liabilities:
Accounts payable and accrued expenses	311,000	984,000	1,169,000
Net cash provided by operating activities	152,000	342,000	324,000

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(22,321,000)	—	—
Increase in acquisition costs	(2,769,000)	(176,000)	(302,000)
Purchase of property and equipment	(238,000)	(108,000)	(42,000)
Funds received from PMIC bankruptcy trustee	—	27,000	—
Decrease (increase) in other assets	(33,000)	12,000	8,000
Net cash used in investing activities	(25,361,000)	(245,000)	(336,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized leases	(1,026,000)	(349,000)	(104,000)
Proceeds from issuance of promissory note	—	—	35,000
Proceeds from sale of preferred stock	6,300,000	—	—
Proceeds from sale of senior and subordinated notes	24,000,000	—	—
Payment of debt and equity issuance costs	(901,000)	—	—
Proceeds from sale of Series A-1 preferred stock	—	340,000	—
Net cash provided by (used in) financing activities	28,373,000	(9,000)	(69,000)

Net increase (decrease) in cash and cash equivalents	3,164,000	88,000	(81,000)

Cash and cash equivalents at beginning of year	844,000	756,000	837,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,008,000	$844,000	$756,000

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

NOTE 1. BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Unless the context requires otherwise, “we”, “us”, “our”, “Encompass Group” or the “Company” refers to Encompass Group Affiliates, Inc., a Florida corporation, and its wholly and majority-owned subsidiaries on a consolidated basis. Our shareholders approved a proxy solicitation that closed May 5, 2008 to, among other actions, amended the company Articles of Incorporation to change its name to Encompass Group Affiliates, Inc. from Advanced Communications Technologies, Inc.

We are a New York-based public holding company specializing in the technology aftermarket service and supply chain, known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Parts Distribution, Inc. (formerly known as Encompass Group Affiliates, Inc.) ("Encompass Parts"), a Delaware corporation, acquires and operates businesses that distribute replacement parts for consumer electronics and computers as well as printers and office supplies and provide complimentary computer and electronic equipment repair and end-of-life cycle services. On June 2, 2004, Encompass Parts acquired Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"). Cyber-Test, which had been our principal operating business prior to the acquisitions described below, is an electronic equipment depot repair company based in Florida.

Cyber-Test operates as an independent service organization that provides board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as PDA’s and digital cameras. Programs are delivered nationwide through proprietary systems that feature real-time EDI, flexible analysis tools and repair tracking.

On August 17, 2007, Encompass completed the acquisition of Vance Baldwin, Inc., an Original Equipment Manufacturer (OEM) Parts Distributor that has been a leader in the industry for over fifty years. Vance Baldwin has operations in southern Florida and suburban Atlanta and distributes parts ranging from consumer electronics and computers to printers and office supplies. In addition, Vance Baldwin provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment. Further, on August 1, 2008, Encompass completed the acquisition of Tritronics, Inc., also an OEM Parts Distributor, with operations in suburban Baltimore and Miami. (See Note 17 for further information concerning this acquisition and the related financing transactions.)

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards  (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Goodwill”. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), purchased intangibles with finite lives are reviewed periodically for impairment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and purchased intangibles with indefinite lives are not amortized, but are reviewed periodically for impairment. The Company amortizes intangible assets with finite lives on a straight-line basis over their respective useful lives. During the year ended June 30, 2008 and 2007, goodwill and intangible assets were tested for impairment and, as a result, a write off in the amount of $400,000 was recorded in the year ended June 30, 2007 for intangible assets determined to be impaired.

As described in Note 3, on August 17, 2007, the Company acquired 100% of the outstanding common stock of Vance Baldwin, Inc. The business acquired is a recognized leader in its industry, has had long-term relationships with its major vendors and customers, a history of increasing levels of annual sales and earnings, and introduces a number of favorable strategic opportunities to the Company; accordingly, the Company believes that the excess of purchase price over net assets acquired is justified.

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

Management performs periodic assessments to determine the existence of obsolete, slow-moving inventory and non-usable replacement parts and equipment and records necessary provisions to reduce such inventory and replacement parts and equipment to net realizable value.

Income (Loss) Per Share

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (convertible preferred stock and convertible notes payable, potentially dilutive stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the fiscal year ended June 30, 2008:

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

	Year ended June 30, 2008
	Income	Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$2,504,000	6,300,625,470	$—
Effect of Dilutive Securities
Convertible preferred stock	723,000	63,987,846,481
Convertible notes	74,000	2,010,243,333

Diluted EPS
Net income available to common stockholders	$3,301,000	72,298,715,284	$—

During the fiscal years ended June 30, 2007 and 2006, potentially dilutive securities that could have been issued were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. At June 30, 2008 and 2007, potentially dilutive securities totalled 75,323,089,814 and 5,841,667,000, respectively.

Options to purchase 9,325,000,000 shares of common stock at $.00075 were outstanding during the period subsequent to August 17, 2007 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options, which expire on August 17, 2017, were still outstanding as of June 30, 2008.

Core Charges

The vendors of products distributed by the Company frequently add a "core charge" to the cost of certain high value inventory items that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards, which are defective. These defective replaced components are ultimately repaired and re-enter the distribution channel.

Core charges borne by the Company associated with goods in inventory are not included in inventory, but are classified separately in current assets. Customers either receive a credit for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned. This payment effectively compensates the Company for the core charge it is obligated to pay vendors. Core charges associated with goods in inventory in the amount of $749,000 and $0 are included in prepaid expenses and other current assets as of June 30, 2008 and 2007, respectively.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

Warranty Reserve

Refurbished peripheral computer equipment sold to customers and the repair of customer owned equipment is guaranteed for a period of ninety days and a period of 12 months for the repair of circuit boards. Any defective refurbished equipment is replaced free of charge and customer owned equipment is repaired without charge during the warranty period. Cyber-Test provides a reserve for warranty repairs based on historical failure rates and the estimated cost to repair. During fiscal 2008, 2007 and 2006, the provision for warranty costs and costs charged against the reserve were as follows:

	2008	2007	2006
Balance at beginning of year	$72,000	$64,000	$34,000
Provision recorded	774,000	646,000	684,000
Warranty costs incurred	760,000	638,000	654,000
Balance at end of year	$86,000	$72,000	$64,000

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivilents, accounts receivable, accounts payable, accrued liabilities, debentures, and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

Revenue Recognition

The Company recognizes revenue upon delivery of goods to a common carrier for delivery to the customer, at which point title passes, at a sales price that is fixed and determinable and collectability is reasonably assured. Provisions for product returns and core returns are accounted for as sales reductions in determining sales in the same period that the related sales are recorded. The Company also recognizes revenue from the sale of refurbished computer equipment and related products upon delivery of goods to a common carrier for delivery to the customer. Revenue for the repair of customer-owned equipment is recognized upon completion of the repair. The Company assumes the risk of loss due to damage or loss of refurbished products during shipment and is reimbursed by the common carriers for shipping damage and lost products.

Shipping and Handling Costs

The Company includes shipping costs in cost of sales. Total shipping costs included in cost of sales for the years ended June 30, 2008, 2007 and 2006 were approximately $4,959,000, $1,621,000 and $1,469,000, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance has been used to offset the recognition of any deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization. The use of any tax loss carryforward benefits may also be limited as a result of changes in control of Company.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

The amount of income taxes a Company pays is subject to periodic audits by federal and state tax authorities and these audits may result in proposed deficiency assessments. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions (within the meaning of FIN 48). As of June 30, 2008, fiscal 2005, 2006 and 2007 remain open to examination. The Company adopted FIN 48 as of July 1, 2007, with no impact on the consolidated financial statements.

Concentration of Credit Risk

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investments with a maturity date of three months or less when acquired to be cash equivalents. Cash equivalents include commercial paper, money market funds and certain certificates of deposit.

Restricted cash consists of funds representing a portion of the purchase price that is held in escrow in connection with the purchase of Vance Baldwin until earlier of (I) the completion of an audit of the financial statements of Vance Baldwin as of and for the year ending December 31, 2007, or (II) August 17, 2008, and the subsequent determination as to the existence of claims to be made against the escrow fund. On April 24, 2008, the Company agreed to a partial early release of $375,000 of the escrowed funds. On August 17, 2008, the Company released the balance of the escrowed funds to the seller.

Stock-Based Compensation

The Company determines the value of grants of restricted common stock to employees and others based on the closing price per share at the date of grant and amortizes the cost as compensation expense over the period of vesting. The Company recognizes compensation on a straight-line basis over the requisite period for the entire award. The exercise price of stock options granted is equal to or greater than fair market value at the date of grant as determined by the closing price per share. The fair value of stock option grants is calculated using the Black-Scholes Option Pricing Model.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation. As of June 30, 2008 and 2007, $390,000 and $0, respectively, of such costs were capitalized, or $347,000 and $0, respectively, net of amortization.

Classification of Preferred Stock

Under the guidance in paragraph 20 of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), a company is required to classify convertible preferred stock as a liability rather than as a component of stockholders’ equity if it cannot conclude that it has sufficient available authorized and unissued shares of common stock to meet the issues’ conversion requirements. As of June 30, 2007, the Company was required to reclassify its Series A, Series A-1 and Series B issues of convertible preferred stock as a liability rather than as a component of stockholders’ equity for this reason. With the stockholder approval in May 2008 of an increase in the number of authorized shares of common stock from 5,000,000,000 to 230,000,000,000, the Company has sufficient available authorized and unissued shares of common stock to meet the all conversion and stock option exercise requirements and has classified its Series C and Series D issues of convertible preferred stock as a component of stockholders’ equity as of June 30, 2008.

Recent Accounting Pronouncements

The Company adopted the provisions of SFAS No. 157 - Fair Value Measurements (“SFAS 157”)for its financial assets and liabilities for which it has recognized or disclosed at fair valueon a recurring basis effective July 1, 2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and non-financial liabilities, primarily goodwill and intangible assets, until July 1, 2009.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective beginning after November 15, 2008. Management does not expect this pronouncement will have a material impact on the financial statements of the Company.

The FASB has issued Statement No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase methobd”) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

The FASB has issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements.” This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

In April 2008, the FASB issued Final FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under accounting principles generally accepted in the United States of America. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Paragraph 11(d) of SFAS No. 142 requires entities to base assumptions for determining the useful life of a recognized intangible asset on the legal, regulatory, or contractual provisions that permit extending the asset’s useful life without appreciably adding to its cost. FSP No. FAS 142-3, requires that an entity must consider its own experience with similar arrangements in developing its assumptions. If an entity has had no similar arrangements, then it should consider the assumptions other market participants use. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (”SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

On June 16, 2008, the FASB issued final Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of June 30, 2008 and 2007:

	2008	2007
Computer, office equipment and fixtures	$546,000	$237,000
Machinery and equipment	256,000	85,000
Leasehold improvements	114,000	109,000
	916,000	431,000
Less: Accumulated depreciation	366,000	169,000
Property and equipment, net	$550,000	$262,000

Depreciation expense for the years ended June 30, 2008, 2007 and 2006 was $197,000, $75,000 and $73,000, respectively.

NOTE 3. RECAPITALIZATION AND ACQUISITION VANCE BALDWIN, INC.

On August 17, 2007 (the “Recapitalization Date”), the Company entered into a series of transactions to effect a recapitalization which included the acquisition of a new operating subsidiary for an aggregate purchase price of $27,900,000 (including transaction costs), the completion of a significant preferred stock issuance of $6,300,000, the issuance of $23,400,000 in senior and subordinated notes and the settlement of substantially all of the Company’s notes payable, accounts payable and accrued expenses. On the Recapitalization Date, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., a privately-held Florida subchapter S corporation doing business as Vance Baldwin Electronics and engaged in distribution and shipping of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”). Management believes that the business and operations of Vance Baldwin, which has its headquarters in Ft. Lauderdale, Florida and a substantial distribution facility in Lawrenceville, Georgia, will complement the business and operations offered by Cyber-Test and significantly expand the Company’s presence in the reverse logistics business. Results of operations include Vance Baldwin since the Recapitalization Date.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

Consideration consisted of the following: (i) $23,920,755 in cash, $750,000 of which was placed into an escrow account to serve as a source of funds to satisfy any indemnification obligations under the Vance Baldwin Purchase Agreement, (ii) 312.50 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred”), and a convertible promissory note in the amount of $1,000,000. The convertible note accrues interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and is due and payable on October 17, 2012 to the extent the holder has not exercised its conversion rights thereunder. The fair value of the Series D Convertible Preferred Stock was determined based on the implicit value of the Series C Convertible Preferred Stock based on the ratio of the amount received for the sale of shares of such issue to the equity interest sold.

The purchase price of the acquisition is set forth below:

Cash paid to seller	$23,921,000
Issuance of Series D convertible preferred stock to seller	198,000
Issuance of convertible note issued to seller	1,000,000
Total consideration paid to seller	25,119,000
Additional cash paid for transaction costs	2,769,000
Total purchase price	27,888,000
Less: noncash item of issuance of Convertible Preferred Stock	(198,000)
Less: noncash item of note issued to seller	(1,000,000)
Less: cash acquired in the acquisition	(1,600,000)
Net cash paid for acquisition	$25,090,000

The allocation of the purchase price consideration paid at closing to the assets acquired and liabilities assumed is based upon an appraisal of the fair market value of the acquired assets and liabilities assumed in accordance with FAS 141. The business acquired is a recognized leader in its industry, has had long-term relationships with its major vendors and customers, a history of increasing levels of annual sales and earnings, and introduces a number of favorable strategic opportunities to the Company; accordingly, the Company believes that the excess of purchase price over net assets acquired is justified.

The fair value of the assets acquired and liabilities assumed is set forth below:

Assets acquired:
Current assets	$11,349,000
Property and equipment	247,000
Intangible assets	10,580,000
Long-term assets	37,000
Total assets acquired	22,213,000
Liabilities assumed:
Current liabilities	5,712,000
Non-current liabilities	63,000
Total liabilities assumed	5,775,000
Net identifiable assets acquired	16,438,000
Costs in excess of net identifiable assets acquired (recorded goodwill)	11,450,000
Total fair value of net identifiable assets acquired and goodwill	$27,888,000

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

The following unaudited pro forma financial information presents the results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 2008 and fiscal 2007. Adjustments to the financial information related to the acquisition that affect the results of operations include the increase on cost of sales from the fair valuation of inventory acquired, interest expense associated with the debt issued in conjunction with the acquisition, amortization of the fair value of intangible assets and deferred debt financing costs and stock-based compensation. This pro forma information does not purport to be indicative of what would have occurred had the acquisition occurred as of July 1, 2008 and 2007 or of results of operations that may occur in the future.

	For the year ended
	June 30,
	2008	2007
Net sales	$70,590,000	$50,077,000
Operating income	2,741,000	1,670,000
Net income (loss)	3,954,000	(965,000)
Net income (loss) basic and diluted per common share	$0.00	$0.00

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

As described in Note 3, on August 17, 2007, the Company acquired 100% of the outstanding common stock of Vance Baldwin, Inc. The business acquired is a recognized leader in its industry, has had long-term relationships with its major vendors and customers, a history of increasing levels of annual sales and earnings, and introduces a number of favorable strategic opportunities to the Company; accordingly, the Company believes that the excess of purchase price over net assets acquired is justified.

Goodwill and intangible assets consisted of the following:

	June 30, 2008	June 30, 2007
Goodwill	$14,075,000	$2,624,000

Intangible assets, primarily consisting of customer lists	$10,580,000	$—
Less accumulated amortization	(970,000)	—
Total net intangible assets	$9,610,000	$—

Amortization expense for intangible assets, which are being amortized over 10 years based on the straight line method, amounted to $970,000 for the year ended June 30, 2008. Based on the carrying value of intangible assets as of June 30, 2008, future amortization expense will amount to the following:

For the year ending June 30, 2009	$1,058,000
June 30, 2010	$1,058,000
June 30, 2011	$1,058,000
June 30, 2012	$1,058,000
June 30, 2013	$1,058,000

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

NOTE 5. DEFERRED ACQUISITION COSTS

The Company has incurred and deferred certain legal, accounting, advisory and consulting costs relating to acquiring certain targeted businesses. Upon the closing of an acquisition, such deferred costs are included with the purchase price in determining the total cost of acquiring the assets or capital stock of the acquired business. As of June 30, 2008 and 2007, $617,000 and $885,000, respectively, of these deferred costs relating to active potential acquisitions ongoing at each date have been deferred by the Company and included in other assets.

NOTE 6. ASSET IMPAIRMENT

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

NOTE 7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In connection with the recapitalization effective August 17, 2007 described in Note 3, substantially all of the then outstanding notes payable and related accrued interest were satisfied in full as of that date.

Notes payable and capital lease obligations consist of the following at June 30, 2008 and 2007:

	2008	2007

12% Note Payable	$—	$58,000
Note Payable to Officer	310,000	35,000
Note Payable to Cornell Capital	—	275,000
6% Unsecured Note	—	249,000
Senior notes (net of unamortized discount of $154,000)	12,156,000	—
Senior subordinated notes (net of unamortized discount of $183,000)	11,552,000	—
Convertible notes	1,206,000	—
Capitalized Lease	76,000	15,000
Total notes Payable and capital lease obligations	25,300,000	632,000
Less: current portion	(541,000)	(632,000)
Notes payable and capital lease obligations, less current portion	$24,759,000	$—

The Company entered into an unsecured note with the consulting company of its Chief Executive Officer to pay the consulting company $310,000, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or the six-year anniversary of the closing of the transactions described herein, for unpaid compensation under a now-terminated consulting agreement. Our Chief Executive Officer also agreed to restructure a potential $250,000 bonus until such time as the Company satisfies certain milestones as described in Mr. Danson’s employment agreement.

On the Recapitalization Date, the Company entered into a Note Purchase Agreement with Sankaty Advisors, LLC (“Sankaty”). Pursuant to the Note Purchase Agreement, the Company issued $12,690,000 in aggregate principal amount of Senior Notes for an aggregate purchase price of $12,500,000 and $10,714,000 in aggregate principal amount of Subordinated Notes for an aggregate purchase price of $10,500,000. The aggregate discount of $405,000, or $337,000 net of accumulated amortization as of June 30, 2008, is being amortized using the interest method over the terms of the notes. Net proceeds amounted to $22,609,000 after related transaction expenses of $391,000, which is being amortized using the interest method over the terms of the notes. Under the Note Purchase Agreement, the Company is required to meet a Minimum Fixed Charge Coverage Ratio, a Maximum Total Leverage Ratio and a Minimum Adjusted EBITDA level, as defined. Further, the Company is subject to an annual Excess Cash Flow Sweep whereby it is required to apply an amount equal to 50% of Excess Cash Flow (as defined) to the prepayment of Senior Notes. The Excess Cash Flow Sweep will not result in any additional amount to be paid during the year ended June 30, 2009.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

The Senior Notes bear interest at LIBOR plus 3.75%, per annum payable quarterly, in arrears, and have a five-year term through August 17, 2012 (the “Maturity Date”). As of June 30, 2008, the interest rate for the Senior Notes was 6.55%. They are repayable in consecutive quarterly installments of 1% of the original principal amount, or approximately $127,000, through August 17, 2012. At the Maturity Date the remaining principal amount and any unpaid and accrued interest on the Senior Notes shall be due. The Company is required to prepay the Senior Notes from any new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to stipulated exceptions. The Company may redeem the Senior Notes at any time, subject to a redemption premium, as defined. The Senior Notes are secured by a first priority security interest in the assets of the Company and its subsidiaries and are guaranteed by the direct or indirect wholly-owned subsidiaries of the Company.

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

Under the Note Purchase Agreement, the Company could borrow up to $2,500,000 from Sankaty by issuing additional Senior Notes and/or Senior Subordinated Notes. Such notes will be Senior Notes, Subordinated Notes, or a combination thereof, depending upon the Company’s performance measured against the Maximum Total Leverage Ratio financial covenant. On September 27, 2007, the Company issued an additional $1,020,000 in principal amount of Senior Subordinated Notes for a purchase price of $1,000,000 under the terms described above for Senior Subordinated Notes.

In connection with the transaction effective August 1, 2008 described in Note 17, the remaining amount the Company may borrow from Sankaty by issuing additional Senior Notes and/or Senior Subordinated Notes was amended to $500,000, which amount is available to borrow until August 17, 2009.

On the Recapitalization Date, the Company issued an unsecured convertible promissory notes in the amount of $1,000,000 to the seller and $206,146 to a creditor. The notes accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and are due and payable on October 17, 2012 to the extent the holders have not exercised their conversion rights thereunder.

The future minimum scheduled maturities of notes payable for each of the next five years are as follows:

Year ending June 30,	2009	$508,000
	2010	508,000
	2011	508,000
	2012	508,000
	2013	11,485,000

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

The Company leases certain computer equipment and software and a conveyer belt system under agreements that are classified as capital leases. The cost of equipment leased in fiscal 2008 and 2007 was $156,000 and $70,000, respectively, and is included in the accompanying balance sheet as property, plant, and equipment at June 30, 2008 and 2007. Accumulated amortization of the leased equipment was $53,000 and $31,000 as of June 30, 2008 and 2007, respectively.

The future minimum lease payments required under capital leases and the present value of the net minimum lease payments as of June 30 2008, are as follows:

Year ending June 30,	2009	$41,000
	2010	30,000
	2011	17,000
		88,000
Total minimum lease payments
Less: Amount representing interest		(12,000)
Present value of net minimum lease payments		76,000
Less: Current maturities of capital lease obligations		(34,000)
Long-term capital lease obligations		$42,000

NOTE 8.PREFERRED STOCK

On the Recapitalization Date, the Company sold 1,000 shares of its newly designated Series C Convertible Preferred Stock, having a par value of $0.01 per share (“Series C Preferred”), for an aggregate purchase price of $6,300,000 in immediately available funds, net proceeds of $5,809,000 after related transaction expenses of $491,000, to certain accredited investors, principally including ACT-DE, LLC, an affiliate of H.I.G. Capital, LLC (“HIG”), pursuant to a Purchase Agreement. Also on that date, the Company and the holders of the Series C Preferred entered into a Registration Rights Agreement and a Stockholders Agreement. HIG and certain other holders have certain demand registration rights with respect to shares of common stock that it may hold, subject to certain limitations, and HIG and certain other stockholders, including the holders of Series D Preferred, have piggy-back registration rights with respect to shares of common stock that they may hold. The Series C Preferred rank senior to the common stock and all other currently designated series of preferred stock of the Company (with the exception of Series E Preferred subsequently issued in August 2008).

Pursuant to the formula for determining the Series C Conversion Rate set forth in the Certificate of Designation for the Series C Preferred, the holders of the Series C Preferred, in the aggregate, will be entitled to receive shares of common stock equal to 79.5% of common stock on a fully diluted basis except for dilution for stock options issued to management as described in Note 9 (the ‘Outstanding Amount”). This conversion rate will be subject to adjustment downward to a floor of 72.5% if the return, or deemed return, per share of Series C Preferred meets certain targets. These ranges, which take into account the Series D Preferred Stock issue, could change if there are new issuances of convertible preferred and common stock, excluding stock options exercised.

The Series D Preferred Stock, having a par value of $0.01 per share (“Series D Preferred”), issued in the amount of $634,000 rank senior to the common stock and all other currently designated series of preferred stock of the Company with the exception of the Series C Preferred and the subsequently issued Series E Preferred. Pursuant to the formula for determining the Series D Conversion Rate as set forth in the Certificate of Designation for the Series D Preferred, the holders of the Series D Preferred, in the aggregate, will be entitled to receive shares of common stock equal to 8% of the Outstanding Amount. This interest could change if there were new issuances of equity, excluding current stock options granted. The shares of Series D Preferred are convertible into a fixed amount of shares of common stock at the Series D Conversion Rate, subject to certain limitations during a two-year period.

Dividends on the Series C and Series D Preferred, which accrue cumulatively at the rate of 12%, are only payable upon a sale of assets, merger, liquidation, dissolution or winding up of the Company. The right to such will extinguish upon conversion of the Series C and Series D Preferred. As of June 30, 2008, cumulative, undeclared dividends, accrued but not recorded amounted to $657,000 and $66,000 for the Series C and Series D Preferred, respectively, or $657 and $66 per share, respectively.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

Also on the Recapitalization Date, the Company entered into a series of transactions with the holders of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock, Series B Convertible Preferred Stock and certain trade creditors and note holders of the Company (the “Creditors”) pursuant to which the following transactions were effected: (i) the holders of the Series A Preferred, the Series A-1 Preferred and Series B Preferred exchanged such preferred stock for (a) an aggregate of 8,412.21 shares of the Company’s newly designated Series A-2 Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred”) valued at $4.1 million, and (b) a full release of all claims against the Company; (ii) the Company satisfied the outstanding debts to the Creditors with an aggregate payment of approximately $3,600,000 in cash and the issuance of a convertible promissory note in the approximate principal amount of $206,146. The terms and conditions of this note are substantially the same as those of the convertible promissory note discussed above. The value of the Series A-2 Convertible Preferred Stock was determined based on the market price per share of the Company’s common stock on August 16, 2007. The exchange of Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock and certain obligations for shares of Series A-2 Convertible Preferred Stock resulted in a deemed dividend in the amount of $820,000 for the year ended June 30, 2008.

The holders of the Series A-2 Preferred include the Company’s Chief Executive Officer and President, Chief Operating Officer and Vice President and Chief Financial Officer who formerly held 275 shares (or $275,000) of the Series A-1 Preferred. Additionally, the Company’s Creditors also included the aforementioned officers, to whom the Company was obligated to pay approximately $1,048,000 for accrued and unpaid compensation, unreimbursed business expenses and the outstanding principal balance and accrued interest with respect to an unsecured promissory note dated April 24, 2006 issued by the Company to its Chief Executive Officer and President. The Company satisfied the outstanding debts with management with an aggregate payment of approximately $488,000 and an agreement with Mr. Danson’s consulting company to pay the consulting company $310,000, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or the six-year anniversary of the closing of the transactions described herein. The Chief Executive Officer and President also agreed to restructure a potential $250,000 bonus until such time as the Company satisfies certain milestones as described in his employment agreement.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

With the approved increase in the number of authorized shares of common stock, the Company has sufficient common shares for (i) the automatic conversion of Series A-2 Preferred into 8,412,206,677 shares of common stock, (ii) the issuance of 80,000,000 shares of restricted stock to two executives per terms of employment agreements, (iii) the effect of future conversions of Series C Preferred, Series D Preferred and Convertible Notes and (iv) the effect of future exercises of stock options. Accordingly, the Company has classified Series C and Series D Preferred stock in stockholders’ equity in the accompanying balance sheet. In addition, prior to the increase in the number of authorized shares of common stock, the Company was required to classify its Series A, Series A-1 and Series B issues of convertible preferred stock as a liability on its consolidated balance sheet as of June 30, 2007, rather than as a component of stockholders’ equity, since there was no minimum conversion price for each of the three issues of convertible preferred stock. An election to convert any or part of one or more of the issues could have resulted in the conversion into an indeterminable number of shares of common stock. Therefore, under the guidance in paragraph 20 of EITF 00-19, the Company was prohibited from concluding that it had sufficient available authorized and unissued shares to meet the issues’ conversion requirements and, therefore, settlement was not within the control of the Company. Such circumstances required classification of the convertible preferred stock issues as a liability rather than as a component of stockholders’ equity as of June 30, 2007.

NOTE 9. STOCK-BASED COMPENSATION

In connection with the recapitalization effective August 17, 2007 as described in Note 3, the Company’s 2005 Stock Plan was amended and restated as of that date. The material revision to the plan was an increase in the number of shares of common stock available for issuance under the Stock Plan from 700,000,000 shares to 15,000,000,000 shares.

On August 17, 2007, the Board of Directors of the Company approved the issuance of options to certain executive and subsidiary officers of the Company and independent directors to purchase 9,325,000,000 and 200,000,000 shares, respectively, of the Company’s common stock under the amended and restated Stock Plan pursuant to the terms of separate option agreements. The exercise price of these options is $.00075 per share, a price that was greater than fair market value at the date of grant. The aggregate intrinsic value at date of grant was $0. The options have a term of 10 years and vest according to the following schedule:

•	25% of the options awarded vested immediately,
•	37.5% of the options awarded vest quarterly in equal increments over three years, and
•	37.5% of the options awarded vest over three years if certain EBITDA targets are met.

The following summaries the status of the stock option grant as of or for the fiscal year ended June 30, 2008:

Shares
Stock Options:
Granted	9,325,000,000
Exercisable	3,206,000,000
Unvested	6,120,000,000
Shares expected to vest	2,623,000,000
Shares exercised	—
Shares forfeited	—
Total value of shares vested	$682,000
Unrecognized compensation expense	$649,000
Weighted average of remaining contractual term	9.1 years
Expected period for cost to be recognized	2.1 years
Aggregate intrinsic value for outstanding, vested and expected to vest stock options	$—

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

There were no stock options granted as of June 30, 2007.

The Black-Scholes Option Pricing Model (which models the value over time of financial instruments) was used to estimate the fair value of the options at an assumed measurement date. The Black-Scholes Option Pricing Model uses several assumptions to value an option. We used the following assumptions:

Expected Dividend Yield—because we do not currently pay dividends, our expected dividend yield is zero.

Expected Volatility in Stock Price—reflects the historical change in our stock price over the expected term of the stock option.

Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option.

Expected Life of Stock Awards—reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Year Ended June 30, 2008
Expected Volatility in Stock Price	25.7%
Risk-Free Interest Rate	4.39%
Expected Life of Stock Awards—Years	6

Weighted Average Fair Value at Grant Date	$.0006

Under now superseded employment agreements the Company entered into with two executives on September 25, 2006, the Company awarded an aggregate of 100,000,000 restricted shares of common stock with a fair market value of $90,000, of which 20% vested September 25, 2006, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment. In connection with this restricted stock grant, during the year ended June 30, 2008, $51,750 was charged to stock-based compensation expense, including $49,500 for unvested restricted shares that vested on an accelerated basis due to the August 17, 2007 recapitalization and change in control. During the year ended June 30, 2007, $38,000 was charged as stock-based compensation expense.

Stock-based compensation expense (income) for the year ended June 30, 2008, 2007 and 2006 amounted to $676,000, $38,000 and $(90,000), respectively.

NOTE 10. INCOME TAXES

The Company did not record an income tax benefit or expense for the years ended June 30, 2008, 2007 and 2006. The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the federal income tax rate of 34% in fiscal 2008, 2007 and 2006 to income before income taxes:

	2008	2007	2006
Federal income tax benefit at statutory rate	$154,000	$425,000	$195,000
Change in deferred tax assets	(956,000)	54,000	48,000
Permanent differences	(80,000)	31,000	—
Change in valuation allowance	5,382,000	(510,000)	(243,000)

Income tax benefit	$4,500,000	$—	$—

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss as of June 30, 2008 and 2007.

As of June 30, 2008, the Company had total net operating loss carryforwards (NOL) available to offset future Federal taxable income of approximately $32,000,000 expiring in the fiscal years from 2016 through 2027. As of June 30, 2008, the Company also had approximately $200,000 of capital loss carryforwards, expiring in fiscal 2010 that could be used to offset future federal taxable income. A capital loss carryforward of approximately $3,800,000 incurred in fiscal year June 30, 2003 expired unused within the statutory five year period. As of June 30, 2008, the Company had NOLs available for various state jurisdictions that will expire from fiscal year 2019 through 2028. Due to the August 17, 2007 recapitalization and change in control, the Company is subject to an annual Section 382 limitation regarding its loss carryforward that can be utilized to offset taxable income.

Deferred tax assets and liabilities as of June 30, 2008 and 2007 were comprised of the following:

	2008	2007
Deferred tax assets (liabilities):
Capital loss carryover	$69,000	$1,352,000
Stock-based compensation	105,000	—
Other	84,000	—
Net operating loss carryover	14,318,000	13,965,000
	14,576,000	15,317,000
Valuation allowance	(9,728,000)	(15,110,000)
	4,848,000	207,000
Property and equipment	(348,000)	(207,000)

Net deferred tax assets	$4,500,000	$—

The Company periodically assesses its ability to realize our deferred tax assets by considering whether it is more likely than not that some portion or all of deferred tax assets will be realized. Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals of net operating loss carry forwards (NOLs) and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable. Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations. Accordingly, as of June 30, 2008, the Company re-evaluated its fully reserved deferred tax asset balance and determined that $4,500,000 should be recognized. The recognition of the asset is reflected as an income tax benefit included in net income for the fiscal year ended June 30, 2008.

NOTE 11. MAJOR CUSTOMERS

Sales to the Company’s three largest customers during the fiscal year ended June 30, 2008 accounted for approximately 23%, 19% and 10%, respectively, of total sales. Sales to the Company’s two largest customers during the fiscal years ended June 30, 2007 and 2006 accounted for approximately 44% and 41% and 39% and 51%, respectively, of total sales.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

NOTE 12. LITIGATION SETTLEMENT

On May 11, 2005, Pacific Magtron International Corp. (“PMIC”), a then majority owned subsidiary, and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code. Also, on that date the Company filed a complaint in the United States District Court against the former officers and principal shareholders of PMIC, for the recovery of damages and costs for securities fraud, breach of contract and other counts in connection with the Stock Purchase Agreement dated December 10, 2004 among the Company and the former officers and principal shareholders of PMIC.

In July 2006, all parties entered into a Mutual Settlement Agreement and Release with respect to the settlement of this litigation and other potential claims. The bankruptcy court approved this settlement agreement on August 11, 2006. Under PMIC’s Plan of Reorganization, the Company contributed $50,000 on behalf of PMIC’s stockholders to effectuate the plan of reorganization and a subsidiary of PMIC merged with an unrelated entity, Herborium, Inc. Upon closing of the merger, the Company paid an aggregate $325,000 in cash to the former officers and principal shareholders of PMIC. A special stock distribution of shares of Herborium was made directly to the holders of our common stock as of the record date of August 11, 2006, representing approximately an 8% interest in Herborium. The Company recorded a charge to accumulated deficit in fiscal 2007 in the amount of $161,000 for this distribution.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Employment Agreements

On the Recapitalization Date, the Company entered into three separate, two-year employment agreements with our executive officers, with each agreement having a one-year option at the Company’s election and replacing prior employment agreements. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $725,000 in the first year, $750,000 in the second year and $750,000 in the option year. The executives are eligible to receive cash “performance” bonuses determined by measuring actual EBITDA against the target EBITDA established for a fiscal year and “exit” bonuses after a “Disposition Event”, as defined, restricted shares of common stock, or options under the employment agreements, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion. In fiscal 2008, no “performance” bonuses were achieved.

In addition, as a result of the change in control that occurred in connection with the recapitalization, the vesting of an aggregate of 80,000,000 shares of restricted stock previously issued to Messrs. Donahue and Miller as a bonus was accelerated in the three months ended September 30, 2007. See Note 9. Such shares were issued following shareholder approval of an increase in the number of authorized shares of common stock in May 2008.

Also on the Recapitalization Date, the Company entered into separate, two- or three-year employment agreements with certain officers of Vance Baldwin, with the three-year agreement having a one-year option at the Company’s election. Effective August 17, 2008, the Company amended one of the executive’s employment contracts to reduce the annual compensation to that executive to reflect a reduction in working days. Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $590,000 in the first year, $535,000 in the second year and $350,000 in the third year. Two of the employees are eligible to receive cash “performance” bonuses determined by measuring actual EBITDA against the target EBITDA of fiscal year, and restricted shares of common stock, or options under the employment agreements, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion. Further, also on the Recapitalization Date, two of these employees received an aggregate of 687.5 shares of Series D Preferred Stock with a value of $435,000.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

Operating Lease Commitments

The Company is obligated under leases for office and warehouse facilities expiring at various dates through 2011. For the fiscal years ended June 30, 2008, 2007 and 2006, rent expense amounted to $796,000, $231,000 and $200,000, respectively.

Future minimum aggregate lease payments as of June 30, 2008 are approximately as follows:

For the year ending June 30, 2009	$788,000
June 30, 2010	517,000
June 30, 2011	401,000
Total	1,706,000

Subsequent to June 30, 2008 and in connection with the distribution agreement described in Note 17, the Company entered into a new lease for a 50,900 square foot office/warehouse facility for a term expiring on October 10, 2013 and rent commencing at $199,000 per annum.

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2008, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows. See Note 12 for a description of certain legal proceeding settled in fiscal 2007.

Advisory Agreements

Pursuant to a financial advisory agreement between Janney Montgomery Scott, LLC (“Janney”) and the Company, as amended, Janney served as financial advisor and investment banker for the Company in connection with the acquisition of Vance Baldwin, the sale of the Series C Preferred and the related transactions. Pursuant to the amended agreement, Janney received total fees of $560,000 in cash, $100,000 of which was used to purchase 166.7 shares of Series A-2 Preferred, which agreement also provides for additional fees upon the consummation of certain types of transactions in the future.

On the Recapitalization Date, the Company entered into a five-year Management Agreement with H.I.G. pursuant to which it will provide management and consulting services to the Company and its subsidiaries. The Company will pay a cash consulting and management fee to H.I.G., currently not to exceed $500,000 per annum. The Company also entered into a five-year Investment Advisory Services Agreement with H.I.G. pursuant to which it will provide certain financial advisory services to the Company and its subsidiaries. The Company paid HIG a combined investment banking and supplemental management fee of $525,000 in connection with the acquisition and recapitalization.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

NOTE 14. RELATED PARTIES

As described in Note 13, on August 17, 2007, the Company entered into a Management Agreement and Investment Advisory Services Agreement with H.I.G.

As described in Note 7, on August 17, 2007, the Company entered into a note agreement for $310,000 with Danson Partners, LLC (DPL), the consulting firm of its Chief Executive Officer, for compensatory services and reimbursable expenses under a prior Service Agreement that terminated December 31, 2005.

In connection with the recapitalization effective August 17, 2007 as described in Note 3, the Company and DPL entered into a new license agreement whereby the Company effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,300 square feet of office space, as well as agreed to lease certain furniture, fixtures computers, servers and software. The license agreement is co-terminus with the underlying office lease that expires May 31, 2010. Prior thereto, the Company, through a license agreement with DPL that commenced December 1, 2004, licensed a portion of the office facility. The term of this license agreement was month-to-month and the license payment was at fair value.

Pursuant to an agreement dated March 7, 2006 between Janney Montgomery Scott, LLC (“Janney”), who served as financial advisor and investment banker for the Company in connection with the recapitalization and acquisition of Vance Baldwin, and the Company’s Chief Financial Officer, approximately six months prior to his joining the Company (and prior to the Company discussing the possibility of this individual joining the Company), Janney agreed to pay 5% of its advisory fees to Company’s Chief Financial Officer as a finder’s fee.

NOTE 15. SEGMENT INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. For the fiscal year ended June 30, 2008, 2007 and 2006, the Company primarily operated in one segment, the reverse logistics industry, involving the repair of office and consumer electronic products and the supplying of replacement parts for such repairs, which expanded with the acquisition of Vance Baldwin.

NOTE 16. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The following are the payments made during the fiscal years ended June 30, 2008, 2007 and 2006 for income taxes and interest:

	2008	2007	2006

Income taxes	$—	$—	$—

Interest	$2,135,000	$4,000	$16,000

Fiscal Year Ended June 30, 2008:

(1)	The Company issued 80,000,000 restricted shares of common stock to the Chief Operating Officer and Chief Financial Officer in accordance with the provisions of employment agreements with the Company.
(2)
In connection with the recapitalization and acquisition of Vance Baldwin, the Company issued: (i) a non-cash unsecured note of $310,000 to an officer in settlement of outstanding obligations, (ii) a noncash unsecured convertible note of $206,000 to a creditor in settlement of outstanding obligations, (iii) a noncash unsecured convertible note of $1 million to the stockholder of Vance Baldwin as part of the purchase price, (iv) Series A-2 convertible preferred stock in exchange for all outstanding shares of Series A, Series A-1 and Series B convertible preferred stock with liquidation values of $3,006,000, $40,000 and $340,000, respectively, resulting in a deemed dividend of $819,905 attributable to Series A-2 having a fair market value higher than the carrying value of the exchanged issues, (v) Series D convertible preferred stock of $198,113 to the stockholder of Vance Baldwin as part of the purchase price, and (vi) Series D convertible preferred stock of $435,849 in satisfaction of an assumed obligation of Vance Baldwin.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

(3)	8,412 shares of Series A-2 Preferred Shares were converted into 8,412,206,607 shares of the Company’s common stock.

Fiscal Year Ended June 30, 2007:

(1)	The Company issued 20,000,000 restricted shares of common stock to a Chief Operating Officer and Chief Financial Officer in accordance with the provisions of employment agreements with the Company.
(2)	615 shares of Series A Preferred Shares and 20 shares of Series B Preferred Shares were converted into 789,884,564 shares and 20,000,000 shares, respectively, of the Company’s common stock.

(3)	The Company recorded a charge in the amount of $85,000 for the beneficial conversion feature associated with the Series A-1 Convertible Preferred Stock.

Fiscal Year Ended June 30, 2006:

(1)	The Company issued and transferred 16,666,667 shares of common stock valued at $13,333 into an escrow relating to the Earn-Out Shares.
(2)	The Company issued a total of 50,000,000 shares of common stock valued at $35,000 to Ms. Welton and Mr. Sutlive for performance bonuses.
(3)	615 shares of Series A Preferred Shares and 40 shares of Series B Preferred Shares were converted into 885,994,544 shares and 63,492,064 shares, respectively, of the Company’s common stock.

NOTE 17. SUBSEQUENT EVENT

Acquisition

On August 1, 2008, the Company acquired all of the outstanding equity interests in Tritronics, Inc., a privately-held Maryland C corporation engaged in the distribution of replacement parts and accessories for consumer electronics products (“Tritronics”). Management believes that the business and operations of Tritronics, which has its headquarters and principal facility in Abingdon, Maryland and a second facility in Miami, Florida, will complement the business and operations offered by the Company’s two current operating subsidiaries, Cyber-Test and Vance Baldwin Electronics. Tritronics sales for the fiscal year ended April 30, 2008 amounted to $21,983,000.

Consideration consisted of the following: (i) $9,000,000 in cash less seller transaction expenses and certain indebtedness, $1,500,000 of which was placed in a escrow account to satisfy any indemnification obligations under the Tritronics Purchase Agreement, (ii) a subordinated promissory note in the amount of $1,000,000 (the “Tritronics Note”) and (iii) 2,796,232,989 shares of the Company’s common stock (the “Acquisition”) for an aggregate purchase price of $11,067,000. The purchase price may be reduced post-closing based on the calculation of Tritronic’s net working capital, as defined in the Tritronics Purchase Agreement, immediately prior to the closing of the Acquisition if the net working capital is determined to be less than $2,000,000. The adjustment shall be equal to the difference between $2,000,000 and the calculated net working capital. The Tritronics Note will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 31 and July 31. The outstanding principal balance under the Tritronics Note and any accrued but unpaid interest thereon is due and payable on August 1, 2014 (subject to extension under certain circumstances if the Company’s senior indebtedness is not paid in full as of August 1, 2014).

The purchase price of the acquisition is set forth below:

Cash paid to seller	$8,949,000
Issuance of common stock to seller	1,118,000
Issuance of convertible note issued to seller	1,000,000
Total consideration paid to seller	11,067,000
Additional cash paid for transaction costs	865,000
Total purchase price	11,932,000
Less: noncash item of issuance of common stock	(1,118,000)
Less: noncash item of notes issued to seller	(1,000,000)
Less: cash acquired in the acquisition	(626,000)
Net cash paid for acquisition	$9,188,000

The allocation of the purchase price consideration paid at closing to the assets acquired and liabilities assumed will be based upon an appraisal of the fair market value of the acquired assets and liabilities assumed in accordance with FAS 141. The business acquired is a recognized leader in its industry, has had long-term relationships with its major vendors and customers, a history of increasing sales and earnings, and introduces a number of favorable strategic opportunities to the Company; accordingly, the Company believes that the excess of purchase price over net assets acquired is justified.

The preliminary estimate of the fair value of the assets acquired and liabilities assumed is set forth below:

Assets acquired:
Current assets	$4,362,000
Property and equipment	248,000
Long-term assets	17,000
Total assets acquired	4,625,000
Liabilities assumed:
Current liabilities	2,352,000
Non-current liabilities	47,000
Total liabilities assumed	2,399,000
Net tangible assets acquired	2,226,000
Costs in excess of net tangible assets acquired (recorded goodwill and intangible assets)	9,706,000
Total fair value of net identifiable assets acquired and goodwill	$11,932,000

It is expected that intangible assets will principally consist of customer lists and will be amortized on a straight-line basis over a ten year period.

Equity

On the Closing Date, in connection with the financing of the Acquisition, the Company sold 1,000 shares of its newly designated Series E Preferred Stock, having a par value of $0.01 per share (“Series E Preferred”), for an aggregate purchase price of $4,166,672, net proceeds of $4,035,675 after related transaction costs of $131,000, to ACT-DE, LLC and the other holders of Series C Preferred Stock pursuant to a Purchase Agreement (the “Series E Purchase Agreement”). The Company used the proceeds from the sale of the Series E Preferred, in conjunction with the debt proceeds described below, to fund the acquisition of Tritronics and for working capital needs related to an agreement entered into with Philips Consumer Lifestyle North America as described on the Company's Form 8-K filed with the SEC on July 18, 2008.

The holders of Series E Preferred have agreed that in the event that (i) the Board of Directors of the Company, (ii) an independent committee comprised of disinterested members of the Board of Directors of the Company and (iii) a majority of the holders of the Series E Preferred agree to convert or redeem or refinance the Series E Preferred, then each holder of the Series E Preferred shall enter into such transaction.

The Series E Preferred will rank senior to the common stock and all other currently designated series of preferred stock of the Company. Dividends shall accrue cumulatively on a daily basis on the Series E Base Amount (as defined below) for each share of Series E Preferred at a rate per annum of 20% until February 28, 2010 and 30% thereafter. Dividends shall accrue from the date of issuance through the date of redemption, liquidation, dissolution or winding up of the Company. The Series E Preferred is not convertible into the Company’s common stock. So long as any shares of Series E Preferred are outstanding, no dividends may be paid or distributions made on the common stock or any class of preferred stock ranking junior to the Series E Preferred (collectively, “Junior Stock”) until all accrued but unpaid dividends, if any, on the Series E Preferred have been paid, unless:

•	the Company obtains the written consent of the holders of a majority of the outstanding shares of the Series E Preferred; or
•
the Company is a party to an agreement with any officer, employee or director of the Company pursuant to which the Company is entitled or required to repurchase shares of common stock or any preferred stock (or options therefore) from such officer, employee or director.

At the option of the board of directors, the Company may, at any time, redeem all but not less than all of the Series E Preferred by paying to the holders of the Series E Preferred in cash an amount equal to the Series E Redemption Value. In addition, the Company must redeem all of the outstanding Series E Preferred upon the (i) refinancing, repayment, redemption or other discharge in full of the Company’s senior notes and subordinated notes issued pursuant to the Amended and Restated Note Purchase Agreement which the Company entered into in connection with the Acquisition or (ii) consolidation or merger of the Company with or into any other person or entity in which less than a majority of the outstanding voting power of the surviving entity is held by persons who were shareholders of the Company prior to the event (each a “Mandatory Redemption Event”). Upon a Mandatory Redemption Event, the holders of the Series E Preferred will be entitled to be paid the Series E Redemption Value. Holders of the Series E Preferred have priority in respect of any payment or distribution of the assets of the Company, or proceeds therefrom, to the holders of shares of any Junior Stock.

The “Series E Redemption Value” means a payment per share equal to (i) $4,166.66 per share (the “Series E Base Amount”) plus all accrued and unpaid dividends thereon multiplied by (ii) the Redemption Percentage. The “Redemption Percentage” shall be (i) 100% until July 31, 2009, (ii) 105% from August 1, 2009 until February 28, 2010 and (iii) 110% from March 1, 2010 until July 31, 2010. The Redemption Percentage shall increase by another 5% each March 1 and August 1 thereafter. By way of example, the Redemption Percentage will increase to be 115% on August 1, 2010 and 120% on March 1, 2011.

The holders of Series E Preferred are not entitled to any voting rights. However, the consent of the holders of at least a majority of the outstanding shares of Series E Preferred, voting as a class, will be required for certain corporate actions, as defined.

On the Closing Date, the Company and the holders of Series C Preferred entered into Amendment No. 1 to the Stockholder Agreement, dated August 17, 2007 (the “Amended Series C Stockholder Agreement”) originally entered into between such parties. Pursuant to the amendment, the shares of Series E Preferred issued to holders of Series C Preferred are subject to the Series C Stockholder Agreement, including for purposes of transfer restrictions as well as co-sale rights on sales of preferred stock by the major Series C Preferred Stockholder in favor of the other Series C Stockholders. The Series C Stockholder Agreement was also amended to provide that the Company may not agree to an Exchange Transaction (as defined therein) without the prior written consent of the major Series C Preferred Stockholder and the prior written consent of holders of a majority of the outstanding shares of Series C Preferred held by the other Series C Stockholders.

Long-term Debt

On the Closing Date, in connection with the Acquisition, the Company amended and restated the Note Purchase Agreement entered into on August 17, 2007 (the “Amended and Restated Note Purchase Agreement”) with Sankaty Advisors, LLC. Pursuant to the Note Purchase Agreement, the Company previously issued $12,690,000 in aggregate principal amount of its Senior Notes for an aggregate purchase price of $12,500,000 and $10,714,000 in aggregate principal amount of Series A senior subordinated notes for an aggregate purchase price of $10,500,000 (the “Series A Subordinated Notes”). Pursuant to the Amended and Restated Note Purchase Agreement, the Company issued an additional $13,265,000 in aggregate principal amount of its Series B senior subordinated notes for an aggregate purchase price of $13,000,000 (the “Series B Subordinated Notes” and, collectively with the Series A Subordinated Notes, the “Subordinated Notes”). Certain affiliates of Sankaty Advisors, LLC are holders of the Company’s Series C and Series E Preferred Stock.

With regards to the Senior Notes, the terms of the Amended and Restated Note Purchase Agreement are substantially similar to those in the August 17, 2007 Note Purchase Agreement.

The Series B Subordinated Notes will have an additional 2% redemption premium compared to the Series A Subordinated Notes through maturity.  In certain circumstances in which Note Purchasers are not provided with rights of first refusal and rights of first offer (as described below), including in connection with a prepayment of the Series A Subordinated Notes within 18 months of August 17, 2007 that occurs in connection with a purchase of a potential acquisition target, the Subordinated Notes may also be subject to a 10% redemption premium. The Company may issue up to an additional $500,000 in Series A Subordinated Notes if it meets a certain financial covenant tests and other conditions.

If, on August 1, 2009, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve months prior to August 1, 2009 exceeds 3.50:1.00, the Note Purchasers will be entitled to receive warrants, for no or nominal additional consideration, to purchase 3.5% of the shares of the Company’s outstanding common stock on a fully diluted basis. If, on each of February 1, 2010 and August 1, 2010, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve month period prior to February 1, 2010 or August 1, 2010, as applicable, exceeds 3.50:1.00, the Note Purchasers will be entitled to receive on each such date, for no or nominal additional consideration, warrants to purchase 5.5% and 7.5% (in each case minus the percentage of warrants previously issued to the Note Purchasers pursuant to this provision) of the shares of the Company’s outstanding common stock on a fully diluted basis (the “Warrants”) on each such date. The Warrants expire on the first anniversary of their issuance, have antidilution protections and benefit from other customary protections.

Under the terms of the Senior Notes and the Subordinated Notes, the Company is permitted to incur purchase money secured indebtedness to suppliers of up to certain agreed amounts. The Company is not permitted to make any mandatory or optional dividends or distributions, and is not permitted to redeem any capital stock.

Under certain circumstances, holders of the Senior Notes and the Subordinated Notes have a right of first refusal and first offer to purchase debt securities and certain types of preferred stock in connection with the financing of additional acquisitions by the Company.

Distribution Agreement

On July 14, 2008, Vance Baldwin entered into an agreement with Philips Consumer Lifestyle North America (“Philips”), a division of Philips Electronics North America Corporation. Under the terms of the agreement, Vance Baldwin Electronics, as single primary authorized distributor, will assume the management and execution responsibilities for operational and order fulfillment of the replacement parts business for Philips’ digital flat panel display products. Philips may terminate the contract in the event that Vance Baldwin Electronics breaches the agreement and such breach, if curable, has not been cured within 30 days of notice from Philips, and, further, may terminate the agreement upon 60 days written notice for convenience when its business strategy requires.

In the event of termination as set forth above, Philips will purchase all remaining inventory from Vance Baldwin Electronics at contractually agreed upon prices and subject to other limitations pay other agreed upon charges. Under the terms of the agreement, Vance Baldwin has purchased approximately $4.2 million of inventory directly from Philips.

~ end of filing ~