Form 10-Q
period 2008-09-30
Encompass Group Affiliates, Inc
filed 2008-11-14
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common Stock, no par value per share	16,286,151,226 shares

Encompass Group Affiliates, Inc.
Index To Form 10-Q

Part I-Financial Information

Part II-Other Information

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters To A Vote Of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

As used herein, the terms the “Company,” “Encompass Group Affiliates.,” ”Encompass,” “we,” “us” or “our” refer to Encompass Group Affiliates, Inc. , a Florida corporation.

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

Compliance with Smaller Reporting Company Disclosure Requirements

Encompass has determined that it qualifies as a “smaller reporting company” as defined in Rule 12-b2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that it will take advantage of the Securities and Exchange Commission’s recently adopted rules permitting a smaller reporting company to comply with scaled disclosure requirements for smaller reporting companies on an item-by-item basis. The Company has elected to comply with the scaled disclosure requirements for smaller reporting companies with respect to Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk, which is not applicable to smaller reporting companies.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I - Financial Information

Item 1. - Financial Statements

	September 30, 2008	June 30, 2008
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$9,132,000	$4,008,000
Restricted cash	1,502,000	394,000
Accounts receivable, net of allowance for doubtful
accounts of $210,000 and $74,000, respectively	10,639,000	5,908,000
Inventory	8,176,000	3,806,000
Replacement parts and equipment	549,000	655,000
Due from vendors	1,636,000	1,103,000
Deferred tax asset	960,000	1,100,000
Prepaid expenses and other current assets	1,140,000	870,000
Total Current Assets	33,734,000	17,844,000
Property and equipment, net	932,000	550,000
Other Assets
Intangible assets, net	13,279,000	9,610,000
Goodwill	21,341,000	14,075,000
Deferred tax asset	3,400,000	3,400,000
Other assets	1,285,000	1,133,000
Total Other Assets	39,305,000	28,218,000

TOTAL ASSETS	$73,971,000	$46,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$13,404,000	$8,450,000
Escrow liability	1,502,000	394,000
Notes payable and capitalized lease obligation, current portion	617,000	541,000
Total Current Liabilities	15,523,000	9,385,000
Long Term-Liabilities
Notes payable and capitalized lease obligation, less current portion	38,692,000	24,759,000
Deferred tax liability	1,560,000	--
Other	34,000	--
Series E preferred stock	4,309,000	--
Total Long Term-Liabilities	44,595,000	24,759,000
TOTAL LIABILITIES	60,118,000	34,144,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000 authorized, 2,000 shares issued and outstanding at September 30, 2008 and June 30, 2008:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $7,146,000 and $6,957,000 at September 30, 2008 and June 30, 2008, respectively)	--	--
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $719,000 and $700,000 at September 30, 2008 and June 30, 2008, respectively)	--	--
Common stock, no par value, 230,000,000,000 shares authorized, 16,286,151,000 and 13,489,918,000 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	36,469,000	35,350,000
Additional paid-in capital	8,455,000	8,347,000
Accumulated deficit	(31,071,000)	(31,229,000)
Total Stockholders' Equity	13,853,000	12,468,000
TOTAL LIABILITIES AND STOCKHOLDERS’ STOCKHOLDERS’ EQUITY	$73,971,000	$46,612,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	September 30,
	2008	2007

NET SALES	$27,486,000	$9,072,000
COST OF SALES	21,581,000	7,012,000
GROSS PROFIT	5,905,000	2,060,000

OPERATING EXPENSES
Depreciation and amortization	419,000	108,000
Selling, general and administrative expenses	3,928,000	2,097,000
TOTAL OPERATING EXPENSES	4,347,000	2,205,000

Income (Loss) From Operations	1,558,000	(145,000)

OTHER INCOME (EXPENSE)
Other income	20,000	76,000
Interest expense, net	(1,280,000)	(391,000)
	(1,260,000)	(315,000)

INCOME (LOSS) BEFORE INCOME TAXES	298,000	(460,000)

Income taxes	140,000	--

NET INCOME (LOSS)	158,000	(460,000)
Deemed dividend on preferred stock	--	(820,000)
Cumulative dividend on preferred stock	(208,000)	--

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(50,000)	$(1,280,000)
Basic and diluted net loss per share	$-	$-
Basic and diluted weighted average number of shares outstanding	15,343,942,000	4,997,712,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT			TOTAL
BALANCE AT JULY 1, 2008	2,000	$--	13,489,918,000	$35,350,000	$8,347,000	$(31,229,000)	$12,468,000
Issuance of common stock	--	--	2,796,233,000	1,119,000	--	--	1,119,000
Stock-based compensation	--	--	--	--	108,000	--	108,000
Net income for the period	--	--	--	--	--	158,000	158,000
BALANCE AT SEPTEMBER 30, 2008	2,000	$--	16,286,151,000	$36,469,000	$8,455,000	$(31,071,000)	$13,853,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2008	2007
CASH FLOWS USED IN OPERATIONS:
Net income (loss)	$158,000	$(460,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	485,000	108,000
Allowance for doubtful accounts	26,000	10,000
Stock-based compensation	108,000	423,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(3,202,000)	164,000
Inventory	(2,616,000)	583,000
Replacement parts and equipment	106,000	(107,000)
Credits due from vendors	(237,000)	(126,000)
Prepaid expense and other assets	93,000	65,000
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,830,000	(1,796,000)
Net cash used in operating activities	(2,249,000)	(1,136,000)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(8,296,000)	(22,321,000)
Acquisition costs	(865,000)	(2,769,000)
Purchase of plant and equipment	(223,000)	(25,000)
Decrease in other assets	3,000	8,000
Net cash used in investing activities	(9,381,000)	(25,107,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized lease	(141,000)	(624,000)
Proceeds from sale of preferred stock	4,167,000	6,300,000
Proceeds from sale of senior and subordinated notes	13,000,000	24,000,000
Increase in deferred financing fees	(272,000)	(901,000)
Net cash provided by financing activities	16,754,000	28,775,000

Net increase in cash and cash equivalents	5,124,000	2,532,000

Cash and cash equivalents at beginning of period	4,008,000	844,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,132,000	$3,376,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

Encompass Group Affiliates, Inc., a Florida corporation ("we," "us," "our," “Encompass” or the "Company"), is a public holding company specializing in the technology after-market service and supply chain known as reverse logistics. Our wholly-owned subsidiary and principal operating unit, Encompass Parts Distribution, Inc. ("Encompass Parts"), acquires and operates businesses that provide depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services for flat panel display products and distributes both new and reclaimed parts for those and other products and anticipates providing end-of-life cycle services for all such products.

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

On August 17, 2007, Encompass Parts completed the acquisition of Vance Baldwin, Inc. (“Vance Baldwin”), d/b/a Vance Baldwin Electronics, an OEM parts distributor that has been a leader in the industry for over fifty years. Vance Baldwin has operations in southern Florida and suburban Atlanta and distributes tens of thousands of different parts (i.e., SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution. In addition, Vance Baldwin provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment.

On July 14, 2008, Vance Baldwin entered into an agreement with Philips Consumer Lifestyle North America (“Philips”), a division of Philips Electronics North America Corporation. Under the terms of the agreement, Vance Baldwin, as single primary authorized distributor, will assume the management and execution responsibilities for operational and order fulfillment of the replacement parts business for Philips’ digital flat panel display products. In this role the Company will sell replacement parts to independent service centers as well as other parts distributors with whom it competes. Under the terms of this agreement, the Company purchased approximately $4,200,000 of inventory directly from Philips.

On August 1, 2008, Encompass Parts completed the acquisition of Tritronics, Inc., (“Tritronics”) an OEM parts distributor that has been in business since 1975 and has operations in suburban Baltimore and Miami. Tritronics similarly distributes tens of thousands of different parts (i.e., SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution. In addition, as with Vance Baldwin, Tritronics also provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment. Tritronics is a distributor of replacement parts in the U.S. for substantially all of the major OEM manufacturers, with a particularly strong market presence selling to the extensive network of independent service centers that operate nationwide.

In addition, Encompass Parts has owned Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"), since June 2004. Cyber-Test, a depot repair and refurbishment company based in Florida, operates as an independent service organization with the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management. Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended September 30, 2008 and 2007 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The June 30, 2008 balance sheet has been derived from the audited financial statements as of that date.

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

Inventory, Replacement Parts and Equipment

Inventory of OEM parts purchased for resale within the reverse logistics industry, which consists solely of finished goods, is valued at the lower of cost (average cost basis) or market.

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

Core Charges

The vendors of products distributed by the Company frequently add a "core charge" to the cost of individual replacement parts that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards, which are defective. These defective, replaced components are ultimately repaired and re-enter the distribution channel.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the condensed consolidated balance sheets. Customers either receive a credit for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned. This payment effectively compensates the Company for the core charge it is obligated to pay vendors. Core charges associated with goods in inventory in the amount of $860,000 and $749,000 are included in prepaid expenses and other current assets as of September 30, 2008 and June 30, 2008, respectively.

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

The Company leases certain equipment and software under agreements that are classified as capital leases and are included in the accompanying condensed consolidated balance sheet under property and equipment. Amortization of equipment held under capital leases is included in depreciation expense.  Maintenance and repairs are charged to expense when incurred.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Goodwill”. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), purchased intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company amortizes such intangible assets on a straight-line basis over their respective useful lives. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and purchased intangibles with indefinite lives are not amortized, but are reviewed periodically for impairment.

Goodwill and intangible assets consisted of the following:

	September 30, 2008	June 30, 2008

Goodwill	$21,341,000	$14,075,000
Intangible assets, primarily consisting of customer lists	$14,580,000	$10,580,000
Less accumulated amortization	(1,301,000)	(970,000)
Total net intangible assets	$13,279,000	$9,610,000

Goodwill and intangible assets from the acquisition of Tritronics included above are based on preliminary estimates. Amortization expense for intangible assets, which are being amortized over 10 years based on the straight-line method, amounted to $331,000 and $50,000 for the three months ended September 30, 2008 and 2007.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

Shipping and Handling Costs

The Company includes shipping costs in cost of sales in the condensed consolidated statement of operations. Total shipping costs included in cost of sales for the three months ended September 30, 2008 and 2007 were $1,905,000 and $699,000, respectively.

Loss Per Share

Net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is based upon the addition of the effect of common stock equivalents (convertible preferred stock and convertible notes payable, potentially dilutive stock options and warrants) to the denominator of the basic net loss per share calculation using the treasury stock method for stock options and warrants and the “if converted” method for convertible securities, if their effect is dilutive.

For the three months ended September 30, 2008 and 2007, potentially dilutive securities that could have been issued were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. At September 30, 2008 and 2007, potentially dilutive securities totalled 76,921,615,000 shares and 5,841,667,000 shares, respectively.

Concentration of Sales and Credit Risk

Sales to two customers in each period accounted for approximately 10.5% and 11.8% of consolidated sales for the three months ended September 30, 2008, and approximately 35.2% and 12.6% of consolidated sales for the three months ended September 30, 2007.

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

Restricted cash consists of funds representing a portion of the purchase price that is held in escrow in connection with the acquisitions described in Note 3 to satisfy possible indemnification obligations.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation. As of September 30, 2008 and June 30, 2008, $660,000 and $390,000, respectively, of such costs were capitalized, or $582,000 and $347,000, respectively, net of amortization.

Classification of Preferred Stock

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) a company is required to classify preferred stock as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur. The Series E Certificate of Designation provides for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing or repayment in full, redemption or other discharge or satisfaction in full of the Senior Notes and Series A and Series B Senior Subordinated Notes (Note 4). As of September 30, 2008, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason, however remote. Dividends in the amount of $142,000 were earned but not paid in the three month period ended September 30, 2008. Dividends are included in interest expense since the issue is classified as a liability rather than equity, with the related liability included in the preferred stock redemption balance included in long-term liabilities as of September 30, 2008.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance has been used to offset the recognition of any deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization. The use of any tax loss carryforward benefits may also be limited as a result of future changes in control of the Company.

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

Recent Accounting Pronouncements

The Company adopted the provisions of SFAS No. 157 - Fair Value Measurements for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective July 1, 2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and non-financial liabilities, primarily goodwill and intangible assets, until July 1, 2009.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
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

In April 2008, the FASB issued Final FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under accounting principles generally accepted in the United States of America. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Paragraph 11(d) of SFAS No. 142 requires entities to base assumptions for determining the useful life of a recognized intangible asset on the legal, regulatory, or contractual provisions that permit extending the asset’s useful life without appreciably adding to its cost. FSP No. FAS 142-3, requires that an entity must consider its own experience with similar arrangements in developing its assumptions. If an entity has had no similar arrangements, then it should consider the assumptions other market participants use. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

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

NOTE 3. RECAPITALIZATION AND ACQUISITIONS

On August 17, 2007, the Company entered into a series of transactions to effect a recapitalization which included the acquisition of a new operating subsidiary for an aggregate purchase price of $27.9 million (including transaction costs), the completion of a significant preferred stock issuance in the amount of $6,300,000, the issuance of $23.4 million in senior and subordinated notes and the settlement of substantially all of the Company’s notes payable, accounts payable and accrued expenses. On the Closing Date, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., a privately-held Florida subchapter S corporation doing business as Vance Baldwin Electronics and engaged in distribution and shipping of parts for consumer electronics, printers, appliances, and computers. Management believes that the business and operations of Vance Baldwin, which has its headquarters in Ft. Lauderdale, Florida and a substantial distribution facility in Lawrenceville, Georgia, will complement the business and operations offered by Cyber-Test and significantly expand the Company’s presence in the reverse logistics business.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

On August 1, 2008, the Company acquired all of the outstanding equity interests in Tritronics, Inc., a privately-held Maryland C corporation engaged in the distribution of replacement parts and accessories for consumer electronics products (“Tritronics”). Management believes that the business and operations of Tritronics, which has its headquarters and principal facility in Abingdon, Maryland and a second facility in Miami, Florida, will complement the business and operations offered by the Company’s two current operating subsidiaries, Cyber-Test and Vance Baldwin Electronics. Tritronics net sales for the fiscal year ended April 30, 2008 amounted to $21,983,000.

Consideration consisted of the following: (i) $9,000,000 in cash less seller transaction expenses and certain indebtedness, $1,500,000 of which was placed in a escrow account to satisfy any indemnification obligations under the Tritronics Purchase Agreement, (ii) a subordinated promissory note in the amount of $1,000,000 (the “Tritronics Note”) and (iii) 2,796,232,989 shares of the Company’s common stock (the “Acquisition”) for an aggregate purchase price of $11,068,000, before transaction costs. The Tritronics Note will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 31 and July 31. The outstanding principal balance under the Tritronics Note and any accrued but unpaid interest thereon is due and payable on August 1, 2014 (subject to extension under certain circumstances if the Company’s senior indebtedness is not paid in full as of August 1, 2014).

The purchase price of the acquisition is set forth below:

Cash paid to seller	$8,949,000
Issuance of common stock to seller	1,119,000
Issuance of convertible note to seller	1,000,000
Total consideration paid to seller	11,068,000
Additional cash paid for transaction costs	865,000
Total purchase price	11,933,000
Less: noncash item of issuance of common stock	(1,119,000)
Less: noncash item of note issued to seller	(1,000,000)
Less: cash acquired in the acquisition	(653,000)
Net cash paid for acquisition	$9,161,000

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

The preliminary estimate of the fair value of the assets acquired and liabilities assumed is set forth below:

Assets acquired:
Current assets	$4,360,000
Property and equipment	248,000
Long-term assets	17,000
Total assets acquired	4,625,000
Liabilities assumed:
Current liabilities	2,352,000
Deferred tax liability	1,560,000
Non-current liabilities	47,000
Total liabilities assumed	3,959,000
Net tangible assets acquired	666,000
Costs in excess of net tangible assets acquired, recorded goodwill ($7,267,000) and intangible assets ($4,000,000)	11,267,000
Total fair value of net identifiable assets acquired and goodwill	$11,933,000

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

It is expected that intangible assets will principally consist of customer lists and will be amortized on a straight-line basis over a ten year period. Goodwill and intangible assets will not be deductible for income tax purposes.

The Company’s condensed consolidated financial statements for the three months ended September 30, 2008 include Tritronics’ results of operations from August 1, 2008.

The following unaudited pro forma financial information presents the results of operations of the Company as if the acquisitions had occurred at the beginning of fiscal 2008 and fiscal 2007. Adjustments to the consolidated financial information related to the acquisitions that affect the results of operations include the interest expense associated with the debt issued in conjunction with the acquisitions, amortization of the fair value of intangible assets and deferred debt financing costs and stock-based compensation. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions occurred as of July 1, 2008 and 2007 or of results of operations that may occur in the future.

	For the three months ended
	September 30,
	2008	2007
Net sales	$29,375,000	$20,519,000
Operating income	1,697,000	35,000
Net loss available to common stockholders	(218,000)	(1,469,000)
Basic and diluted net loss per share	$0.00	$0.00

NOTE 4. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following at September 30, 2008 and June 30, 2008:

	September 30,	June 30,
	2008	2008
Senior notes, net	$12,040,000	$12,156,000
Series A and Series B senior subordinated notes, net	24,569,000	11,552,000
Convertible notes	1,206,000	1,206,000
Unsecured note payable	1,000,000	--
Secured note payable	116,000	--
Note payable to officer	310,000	310,000
Capitalized leases	68,000	76,000
Total notes payable and capital lease obligations	39,309,000	25,300,000
Less: current portion	(617,000)	(541,000)
Long-term notes payable and capital lease obligations	$38,692,000	$24,759,000

In connection with the acquisition of Tritronics on August 1, 2008, the Company amended and restated the Note Purchase Agreement entered into on August 17, 2007 (the “Amended and Restated Note Purchase Agreement”) with Sankaty Advisors, LLC. Pursuant to the Note Purchase Agreement, the Company previously issued $12,690,000 in aggregate principal amount of its Senior Notes for an aggregate purchase price of $12,500,000 and $10,714,000 in aggregate principal amount of Series A senior subordinated notes for an aggregate purchase price of $10,500,000 (the “Series A Subordinated Notes”). Pursuant to the Amended and Restated Note Purchase Agreement, the Company issued an additional $13,265,000 in aggregate principal amount of its Series B senior subordinated notes for an aggregate purchase price of $13,000,000 (the “Series B Subordinated Notes” and, collectively with the Series A Subordinated Notes, the “Subordinated Notes”). Certain affiliates of Sankaty Advisors, LLC are holders of the Company’s Series C and Series E Preferred Stock.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

With regards to the Senior Notes, the terms of the Amended and Restated Note Purchase Agreement are substantially similar to those in the August 17, 2007 Note Purchase Agreement.

The Series B Subordinated Notes have an additional 2% prepayment penalty compared to the Series A Subordinated Notes through maturity.  In certain circumstances in which Note Purchasers are not provided with rights of first refusal and rights of first offer (as described below), including in connection with a prepayment of the Series A Subordinated Notes within 18 months of August 17, 2007 that occurs in connection with a purchase of a potential acquisition target, the Subordinated Notes may also be subject to a 10% redemption premium. The Company may issue up to an additional $500,000 in Series A Subordinated Notes if it meets a certain financial covenant tests and other conditions.

If, on August 1, 2009, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve months prior to August 1, 2009 exceeds 3.50:1, the Note Purchasers will be entitled to receive warrants, for no or nominal additional consideration, to purchase 3.5% of the shares of the Company’s outstanding common stock on a fully diluted basis. If, on each of February 1, 2010 and August 1, 2010, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve month period prior to February 1, 2010 or August 1, 2010, as applicable, exceeds 3.50:1, the Note Purchasers will be entitled to receive on each such date, for no or nominal additional consideration, warrants to purchase 5.5% and 7.5% (in each case minus the percentage of warrants previously issued to the Note Purchasers pursuant to this provision) of the shares of the Company’s outstanding common stock on a fully diluted basis (the “Warrants”) on each such date. The Warrants expire on the first anniversary of their issuance, have antidilution protections and benefit from other customary protections.

Under the terms of the Senior Notes and the Subordinated Notes, the Company is permitted to incur purchase money secured indebtedness to suppliers of up to certain agreed amounts. The Company is not permitted to pay any dividends or distributions, and is not permitted to redeem any capital stock.

Under certain circumstances, holders of the Senior Notes and the Subordinated Notes have a right of first refusal and first offer to purchase debt securities and certain types of preferred stock in connection with the financing of additional acquisitions by the Company.

NOTE 5. PREFERRED AND COMMON STOCK

In August 2008, in connection with the financing of the Tritronics acquisition, the Company sold 1,000 shares of its newly designated Series E Preferred Stock, having a par value of $0.01 per share (“Series E Preferred”), for an aggregate purchase price of $4,167,000, net proceeds of $4,036,000 after related transaction costs of $131,000, to the holders of Series C Preferred pursuant to a Purchase Agreement (the “Series E Purchase Agreement”). The Company used the proceeds from the sale of the Series E Preferred Stock, in conjunction with the debt proceeds described above, to fund the acquisition of Tritronics and for working capital needs related to an agreement entered into with Philips Consumer Lifestyle North America as described on the Company's Form 8-K filed with the SEC on July 18, 2008.

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

The Series E Preferred ranks senior to the common stock and all other currently designated series of preferred stock of the Company. Dividends shall accrue cumulatively on a daily basis on the Series E Base Amount (as defined below) for each share of Series E Preferred at a rate per annum of 20% until February 28, 2010 and 30% thereafter. Dividends shall accrue from the date of issuance through the date of redemption, liquidation, dissolution or winding up of the Company. The Series E Preferred is not convertible into the Company’s common stock. So long as any shares of Series E Preferred are outstanding, no dividends may be paid or distributions made on the common stock or any class of preferred stock ranking junior to the Series E Preferred (collectively, “Junior Stock”) until all accrued but unpaid dividends, if any, on the Series E Preferred have been paid, unless:

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

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

At the option of the board of directors, the Company may, at any time, redeem all but not less than all of the Series E Preferred by paying to the holders of the Series E Preferred in cash an amount equal to the Series E Redemption Value. In addition, the Company must redeem all of the outstanding Series E Preferred upon the (i) consolidation or merger of the Company with or into any other person or entity in which less than a majority of the outstanding voting power of the surviving entity is held by persons who were shareholders of the Company prior to the event or (ii) refinancing, repayment, redemption or other discharge in full of the Company’s senior notes and subordinated notes issued pursuant to the Amended and Restated Note Purchase Agreement which the Company entered into in connection with the Acquisition (each a “Mandatory Redemption Event”). Upon a Mandatory Redemption Event, the holders of the Series E Preferred will be entitled to be paid the Series E Redemption Value. Holders of the Series E Preferred have priority in respect of any payment or distribution of the assets of the Company, or proceeds therefrom, to the holders of shares of any Junior Stock.

The “Series E Redemption Value” means a payment per share equal to (i) $4,167 per share (the “Series E Base Amount”) plus all accrued and unpaid dividends thereon multiplied by (ii) the Redemption Percentage. The “Redemption Percentage” shall be (i) 100% until July 31, 2009, (ii) 105% from August 1, 2009 until February 28, 2010 and (iii) 110% from March 1, 2010 until July 31, 2010. The Redemption Percentage shall increase by another 5% each March 1 and August 1 thereafter. By way of example, the Redemption Percentage will increase to be 115% on August 1, 2010 and 120% on March 1, 2011.

The holders of Series E Preferred are not entitled to any voting rights. However, the consent of the holders of at least a majority of the outstanding shares of Series E Preferred, voting as a class, will be required for certain corporate actions, as defined.

On August 1, 2008, the Company and the holders of Series C Preferred entered into Amendment No. 1 to the Stockholder Agreement, dated August 17, 2007 (the “Amended Series C Stockholder Agreement”) originally entered into between such parties. Pursuant to the amendment, the shares of Series E Preferred issued to holders of Series C Preferred are subject to the Series C Stockholder Agreement, including for purposes of transfer restrictions as well as co-sale rights on sales of preferred stock by the major Series C Preferred Stockholder in favor of the other Series C Stockholders. The Series C Stockholder Agreement was also amended to provide that the Company may not agree to an Exchange Transaction (as defined therein) without the prior written consent of the major Series C Preferred Stockholder and the prior written consent of holders of a majority of the outstanding shares of Series C Preferred held by the other Series C Stockholders.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2008, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Lease Obligations

In July 2008 and in connection with a distribution agreement entered into with a major producer of digital flat panel display products, the Company entered into a new lease for a 50,900 square foot office/warehouse facility for a term expiring on October 10, 2013 and rent commencing at $199,000 per annum.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)
NOTE 7. STOCK-BASED COMPENSATION

The Black-Scholes Option Pricing Model (which models the value over time of financial instruments) was used to estimate the fair value of the options at an assumed measurement date. The Black-Scholes Option Pricing Model uses several assumptions to value an option, including the following:

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

    The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	Three Months Ended
	September 30, 2008	September 30, 2007
Expected Volatility in Stock Price	31.1%	25.7%
Risk-Free Interest Rate	4.39%	4.39%
Expected Life of Stock Awards--Years	6	6
Weighted Average Fair Value at Grant Date	$.0006	$.0006

    The following table summarizes stock option activity for the three months ended September 30, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2008	9,525,409,000	$0.00075
Granted	1,398,116,000	$0.00075
Exercised	--	--
Canceled or expired	--	--
Outstanding at September 30, 2008	10,923,525,000	$0.00075
Exercisable at September 30, 2008	4,046,557,000	$0.00075
Expected to vest shares	6,902,203,000	$0.00075

Stock-based compensation expense for the three months ended September 30, 2008 and 2007 amounted to $108,000 and $423,000, respectively. As of September 30, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $0 as the Company’s market price of common stock was less than the exercise price for all options.

NOTE 8. RETIREMENT PLANS

The Company maintains 401K Profit Sharing Plans for substantially all of its eligible employees. The expense incurred for the three months ended September 30, 2008 and 2007 amounted to $33,000 and $14,000, respectively.

NOTE 9. INCOME TAXES

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

For the three months ended September 30, 2008, the Company recorded an income tax provision of $140,000, or 47.1% (our estimated effective tax rate) of our pretax income, which resulted in a reduction of the deferred tax asset of an equivalent amount. The Company’s effective tax rate exceeds statutory rates since the dividend on the Series E preferred stock classified as interest expense for book purposes under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” may not be deductible for tax purposes.

In fiscal 2008 an income tax benefit of $4,500,000 was recognized as a result of an adjustment to the deferred tax asset and related valuation allowance based on our analysis of realizability as described above.

The Company did not record a provision or benefit for income taxes for the three months ended September 30, 2007 as the Company realized a net loss for the period. The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss, for the period ended September 30, 2007; accordingly, there was no tax benefit recorded relating to the increase in deferred tax assets in that period. The Company has total net operating loss carryforwards (NOL) available to offset future federal taxable income of approximately $32,000,000 expiring in the fiscal years from 2016 through 2027, and also has approximately $200,000 of capital loss carryforwards, expiring in fiscal 2010 that could be used to offset future federal taxable income. A capital loss carryforward of approximately $3,800,000 incurred in fiscal year June 30, 2003 expired unused within the statutory five year period. As of June 30, 2008, the Company had NOLs available for various state jurisdictions that will expire from fiscal year 2019 through 2028. Due to the August 17, 2007 recapitalization and change in control, the Company is subject to an annual Section 382 limitation regarding its loss carryforward that can be utilized to offset taxable income.

The Company made a Section 338(h)(10) election whereby it has treated for tax purposes the acquisition of Vance Baldwin as an asset purchase; accordingly, purchased goodwill and other intangible assets will be deductible for tax purposes for an annual tax deduction of approximately $1.0 million.

NOTE 10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the three months ended September 30, 2008 and 2007 for income taxes and interest:
	2008	2007
Income taxes	$22,000	$13,000
Interest	$750,000	$148,000

Three Months Ended September 30, 2008:

(1)
In connection with the Tritronics acquisition transaction, the Company issued: (i) a noncash unsecured note of $1,000,000 to the stockholder of Tritronics as part of the purchase price and (ii) 2,796,233,000 shares of common stock with a value of $1,119,000 to the stockholder of Tritronics as part of the purchase price.

(2)	In connection with the debt financing for the acquisition of Tritronics, the Company incurred Original Issue Discounts of $265,000 on Series B Senior Subordinated Notes.

Three Months Ended September 30, 2007:

(1)
80,000,000 shares of the Company’s common stock which were to be issued to certain officers of the Company pursuant to their employment contracts with the Company which were subsequently issued upon stockholder approval of an increase in the number of authorized shares.

(2)
In connection with the recapitalization and Vance Baldwin acquisition transactions, the Company issued: (i) a non-cash unsecured note of $310,000 to an officer in settlement of outstanding obligations, (ii) a noncash unsecured convertible note to a creditor in settlement of outstanding obligations, (iii) a noncash unsecured convertible note of $1 million to the stockholder of Vance Baldwin as part of the purchase price, (iv) Series A-2 convertible preferred stock in exchange for all outstanding shares of Series A, Series A-1 and Series B convertible preferred stock, resulting in a deemed dividend of $820,000 attributable to Series A-2 having a fair market value higher than the carrying value of the exchanged issues, (v) Series D convertible preferred stock of $198,000 to the stockholder of Vance Baldwin as part of the purchase price, and (vi) Series D convertible preferred stock of $436,000 in satisfaction of an assumed obligation of Vance Baldwin.

(3)
In connection with the recapitalization and Vance Baldwin acquisition transactions, the Company incurred Original Issue Discounts of $190,000 on Senior Notes and $234,000 on Senior A Subordinated Notes.

Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this quarterly report contain words such as “may,” "estimates," "expects," "anticipates," "believes," “plan,” "grow," "will," “could,” "seek," “continue,” “future,” “goal,” “scheduled” and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties. See “Risk Related To Our Business” and “Risks Related To Our Stock” below.

General

We are a New York-based company specializing in the technology after-market service and supply chain, known as reverse logistics. Our strategy is to acquire and operate businesses that provide computer and electron-ics replacement parts, repair and refurbishment services and end-of-life cycle services for such products as flat screen TVs, laptop computers, monitors, multi-function units and high-end consumer elec-tronics such as PDAs and digital cameras, as well as office equip-ment such as fax machines, printers, copiers and scanners. Encompass owns Vance Baldwin, Inc., Tritronics, Inc. and Cyber-Test, Inc., which engage in the distribution of replacement parts for electronic equipment and the repair of such equipment. Vance Baldwin is headquartered in Ft. Lauderdale, FL, with its sole warehouse facility located in Lawrenceville, Georgia; Tritronics is headquartered in Abington, MD, near Baltimore, MD, with its warehouse facilities located in Abington and Miami, FL; and Cyber-Test’s headquarters and operating facilities are based in Longwood, Fl, near Orlando, FL. The Company operates as one segment in the reverse logistics industry serving the electronics industry.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included above in Item 1 - Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies. Actual results may differ from estimates. Critical accounting policies requiring the use of estimates and assumptions include the following:

Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended September 30, 2008 and 2007 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The June 30, 2008 balance sheet has been derived from the audited financial statements as of that date.

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

Core Charges

The vendors of products distributed by the Company frequently add a "core charge" to the cost of individual replacement parts that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards, which are defective. These defective, replaced components are ultimately repaired and re-enter the distribution channel.

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets. Customers either receive a credit for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned. This payment effectively compensates the Company for the core charge it is obligated to pay vendors

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Goodwill”. In accordance with SFAS No. 142, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142”), purchased intangibles with finite lives are reviewed periodically for impairment. In accordance with SFAS No. 144, “Goodwill and Other Intangible Assets” (“SFAS No. 144”), goodwill and purchased intangibles with indefinite lives are not amortized, but are reviewed periodically for impairment. The Company amortizes such intangible assets on a straight-line basis over their respective useful lives.

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

Classification of Preferred Stock

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) a company is required to classify convertible preferred stock as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur. The Series E Certificate of Designation provides for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing, repayment, redemption or other discharge or satisfaction in full of certain indebtedness of the Company. As of September 30, 2008, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason.. Dividends earned by the Series E Preferred Stock are included in interest expense since the issue is classified as a liability rather than equity, with the related liability included in the preferred stock redemption balance included in long-term liabilities as of September 30, 2008.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance has been used to offset the recognition of any deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization. The use of any tax loss carryforward benefits may also be limited as a result of changes in control of Company.

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

Recent Accounting Pronouncements

The Company adopted the provisions of SFAS No. 157 - Fair Value Measurements for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective July 1, 2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and non-financial liabilities, primarily goodwill and intangible assets, until July 1, 2009.

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

In April 2008, the FASB issued Final FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under accounting principles generally accepted in the United States of America. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Paragraph 11(d) of SFAS No. 142 requires entities to base assumptions for determining the useful life of a recognized intangible asset on the legal, regulatory, or contractual provisions that permit extending the asset’s useful life without appreciably adding to its cost. FSP No. FAS 142-3, requires that an entity must consider its own experience with similar arrangements in developing its assumptions. If an entity has had no similar arrangements, then it should consider the assumptions other market participants use. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

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

Financial Condition

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

In August 2008, we further expanded our OEM parts distributor business through Encompass Parts’ acquisition of Tritronics, as a new operating subsidiary. We paid cash and issued a promissory note and shares of our common stock in the amount of $8,949,000, $1,000,000 and $1,119,000, respectively, in connection with the acquisition of Tritronics. We financed this acquisition as well as the Philips transaction described above through the offer and sale of shares of Series E Preferred Stock, for an aggregate purchase price of $4,167,000 to ACT-DE, LLC and the other holders of our Series C Preferred, and the issuance of $13,265,000 in additional subordinated notes under an Amended and Restated Note Purchase Agreement with our existing lender.

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

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Summary of Results of Operations

Primarily as a result of the acquisitions of Vance Baldwin and Tritronics, net sales for the three months ended September 30, 2008 were $27,486,000 as compared to net sales of $9,072,000 for the three months ended September 30, 2007, an increase of $18,414,000, or 203%. Further, gross profit increased to $5,905,000 in the current period from $2,060,000 in the earlier period as a result of the acquisitions. The Company recorded net income of $158,000 in the three months ended September 30, 2008 compared to a net loss of $460,000 for the three months ended September 30, 2007, a favorable change of $618,000. The current period included net interest expense of $1,280,000 and noncash items including depreciation and amortization expense of $419,000 and stock-based compensation expense of $108,000, all of which aggregate $1,807,000; in the prior year period such expenses amounted to an aggregate of $921,000.

The following table sets forth certain selected financial data as a percentage of sales for the three months ended September 30, 2008 and 2007:

	2008	2007

Net sales	100.0%	100.0%
Cost of sales	78.5	77.3
Gross profit/margin	21.5	22.7
Operating expenses	15.8	24.3
Income (loss) from operations	5.7	(1.6)
Other expenses	(4.6)	(3.5)
Income (loss) before taxes	1.1	(5.1)
Income tax expense	(.5)	--
Net income (loss)	.6%	(5.1)%

Net Sales

Net sales for the three months ended September 30, 2008 amounted to $27,486,000 as compared to net sales of $9,072,000 for the three months ended September 30, 2007, an increase of $18,414,000, or 203%. The increase in net sales was principally due to the (i) inclusion of Vance Baldwin’s net sales for the full three month period ended September 30, 2008 compared to the period from August 17, 2007, the date of its acquisition, through September 30, 2007, as well as an increase in Vance Baldwin’s net sales for period from August 17, 2008 through September 30, 2008 vs. the comparable year ago period attributable to both new customer additions as well as increased sales to existing customers, (ii) the inclusion of Tritronics’ net sales in the three month period ended September 30, 2008 since August 1, 2008, the date of its acquisition, compared to $0 in the three months ended September 30, 2007, and (iii) an increase in Cyber-Test’s net sales for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in Cyber-Test’s net sales for the period ended September 30, 2008 compared to the same period in 2007 was primarily due to an increase in repair orders from its major customers as well as from new customers.

Cost of Sales and Gross Profit

Our cost of sales totaled $21,581,000 for the three months ended September 30, 2008, as compared to $7,012,000 for the three months ended September 30, 2007, an increase of $14,569,000, or 208%. Our gross profit increased to $5,905,000 for the three months ended September 30, 2008 as compared to $2,060,000 for the three months ended September 30, 2007, with gross margin declining to 21.5% from 22.7% for the comparable period in the prior year.

The increase in cost of sales and gross profit was primarily due to the inclusion of Vance Baldwin and Tritronics in the current period following their acquisitions as described above.

The overall decrease in gross margin is primarily attributable to the effect of the inclusion of net sales and cost of sales of Vance Baldwin and Tritronics, which operate at a lower gross margin than Cyber-Test.

Operating Expenses

Total operating expenses for the three months ended September 30, 2008 and 2007 were $4,347,000 and $2,205,000, respectively, representing an increase of $2,142,000, or 97%. The net change was primarily attributable to an increase of $1,831,000 in selling, general and administrative expenses for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase was primarily due to the inclusion of expenses of Vance Baldwin and Tritronics following their acquisitions as described above.

Depreciation and amortization for the three months ended September 30, 2008 amounted to $419,000 compared to $108,000 for the three months ended September 30, 2007. The increase is attributable to higher amortization expense associated with intangible assets.

Selling, general and administrative expenses increased to $3,928,000 for the three months ended September 30, 2008 from $2,097,000 for the three months ended September 30, 2007, for an increase of $1,831,000, or 87%, principally due to the inclusion of Vance Baldwin and Tritronics as described above, offset by a decrease in stock-based compensation expense associated with stock option grants made by the Company contemporaneously with the closing of the recapitalization and acquisition of Vance Baldwin. The amount expensed for stock-based compensation in the three months ended September 30, 2007 was substantially greater than the expense that will be recorded in succeeding periods, including the three months ended September 30, 2008, for this option grant since a substantial portion of the options granted in that period vested immediately.

Other Income (Expense)

Other income amounted to $20,000 for the three months ended September 30, 2008, compared to $76,000 for the three months ended September 30, 2007, as the earlier period included a $75,000 gain on settlement of the amount due to a creditor as a part of the recapitalization. Interest expense for the three months ended September 30, 2008 was $1,280,000 compared to $391,000 for the three months ended September 30, 2007, an increase of $889,000 due to interest on higher average amounts of senior and subordinated debt financing entered into in connection with the recapitalization and acquisitions of Vance Baldwin and Tritronics as described above, and an increase in expense recorded to amortize additional deferred financing costs incurred in connection with such debt.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had cash and cash equivalents of $9,132,000 available to meet its working capital and operational needs. We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that will, together with the $0.5 million in available borrowing capacity under our senior subordinated debt facility, be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility. We intend to seek significant business acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity. Our debt agreement requires an annual sweep of excess cash flow, as defined, which may limit our ability to use operating cash flow to fund acquisitions.

Net Cash Provided by (Used In) Operating Activities

Net cash used in operating activities of $2,249,000 for the three months ended September 30, 2008 was principally due to increase in accounts receivable and inventory of $3,202,000 and $2,616,000, respectively, attributable to the growth in the business, partially offset by net income of $158,000 and an increase in accounts payable and accrued expenses of $2,830,000, also attributable to the growth in the business.

Net cash used in operating activities of $1,136,000 for the three months ended September 30, 2007 was principally due to the loss from operations of $460,000 and a decrease in accounts payable and accrued expenses of $1,796,000 as a result of the recapitalization and subsequent repayment of substantially all of the Company’s liabilities, partially offset by a decrease in inventory of $583,000.

Net Cash Used In Investing Activities

Net cash used in investing activities of $9,381,000 for the three months ended September 30, 2008 was attributable almost entirely to the acquisition of Tritronics for $8,296,000, net of cash acquired, plus related transaction costs in the amount of $865,000.

Net cash used in investing activities of $25,107,000 for the three months ended September 30, 2007 was attributable almost entirely to the acquisition of Vance Baldwin for $22,321,000, net of cash acquired, plus related transaction costs in the amount of $2,769,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $16,754,000 for the three months ended September 30, 2008 was attributable to proceeds of $4,167,000 and $13,000,000 from the sale of Series E Preferred Stock and senior and subordinated notes, respectively, in connection with the acquisition of Tritronics and the Philips transactions, offset by principal and capital lease payments of $141,000. In addition financing costs of $272,000 were incurred in connection with the debt issuance.

Net cash provided by financing activities of $28,775,000 for the three months ended September 30, 2007 was attributable to proceeds of $6,300,000 and $24,000,000 from the sale of Series C Preferred Stock and senior and subordinated notes, respectively, in connection with the recapitalization and the acquisition of Vance Baldwin, offset by principal payments of $624,000 to repay all notes payable outstanding at closing, and capital lease repayments. In addition financing costs of $901,000 were incurred in connection with the debt issuance.

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

RISKS FACTORS

Unless so noted, there has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended June 30, 2008, a listing of which is provided below:

•	We Will Need Additional Capital to Achieve Our Business Plans.

•	Making and Integrating Acquisitions Could Impair the Company’s Operating Results.

•	To Service Our Indebtedness, We Will Require A Significant Amount Of Cash; Our Ability To Generate Cash Depends On Many Factors Beyond Our Control.

•	New Equity Financing Could Dilute Current Stockholders.

•	The Loss Of Any One Of Our Key Customers Could Have A Material Adverse Effect On Our Business.

In November 2008, a significant customer of the Company filed for reorganization under Chapter 11 of the US Bankruptcy Code. Amounts owed to the Company as of September 30, 2008 in the form of trade receivables by this customer have been repaid as of November 14, 2008. The Company is assessing its rights with respect to amounts owed to it as of the date of the bankruptcy filing, but does not believe that a material loss will be incurred. The Company has resumed accepting purchase orders from and shipping to this customer post-petition, and believes that in the event of a loss of sales to this customer, it will not have a material effect on results of operations.

•	Our Business Could Suffer If There Is A Prolonged Economic Downturn.

•	Fluctuations In The Price Or Availability Of Office Equipment Parts And Computer Peripheral Products Could Materially Adversely Affect Us.

•	We Could Be Materially Affected By Turnover Among Our Service Qualified Technical and Other Personnel.

•	We Could Fail To Attract Or Retain Key Personnel.

•
The Company’s Issuances of Preferred Stock Has Significantly Diluted the Equity Ownership of our Stockholders and the Future Conversion of our Outstanding Preferred Stock will also Cause Significant Dilution to our Existing Stockholders.

•	The Price of Our Common Stock May Be Affected By A Limited Trading Volume And May Fluctuate Significantly and May Not Reflect the Actual Value of Our Business.

•	Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements.

•
The Holders Of Preferred Stock Are Entitled To Rights And Preferences That Are Significantly Greater Than The Rights And Preferences Of The Holders Of Our Common Stock, Including Preferential Payments Upon A Sale Or Liquidation Of The Company.

•
Certain Private Stockholders, Such As ACT-DE, LLC And Some Of Our Directors And Officers, Control A Substantial Interest In The Company And Thus May Influence Certain Actions, Including Actions Requiring A Shareholder Vote.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, we have elected scaled disclosure reporting obligations and therefore are not required to provide the information in this Item 3.

Item 4T. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B) Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

4.34	Form of Subordinated Promissory Note issued in connection with Exhibit 2.3	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

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
Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

4.5.2	Form of Series B Subordinated Note issued in connection with Exhibit 4.5.1.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

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
Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

10.1	Stock Purchase Agreement entered into by and among Encompass Group Affiliates, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated August 1, 2008.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

10.2	Amendment No. 1 to Stockholder Agreement, among Encompass Group Affiliates, Inc., ACT-DE, LLC, and the persons and entities identified on Schedule 1 thereto, dated August 1, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

10.3
Spare Parts Agreement between Vance Baldwin Electronics, a wholly-owned subsidiary of Encompass Group Affiliates, Inc. and Philips Consumer Lifestyle North America, a division of Philips Electronics North America Corporation, dated July 14, 2008.
Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on October 14, 2008 (subject to confidential treatment request)

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

Encompass Group Affiliates, Inc.

By:	/s/ Wayne I. Danson
Name:	Wayne I. Danson
Title:	President, Chief Executive Officer (Principal Executive Officer) and Director
Date:	November 14, 2008

By:	/s/ John E. Donahue
Name:	John E. Donahue
Title:	Vice President and Chief Financial Officer (Principal Accounting Officer)
Date:	November 14, 2008