Form 10-K/A
period 2008-06-30
Encompass Group Affiliates, Inc
filed 2009-01-13
CIK 1100820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE
None

Encompass Group Affiliates, Inc.
Form 10-K/A
June 30, 2008

Index

Page

Part III
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	3

As used herein, the terms the “Company,” “Encompass Group Affiliate,” “Encompass,” “we,” “us,” or “our” refer to Encompass Group Affiliates, Inc., a Florida corporation.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 (“Amendment”) is being filed to amend the disclosures made pursuant to Part III, Item 12 contained in the original Annual Report on Form 10-K for the year ended June 30, 2008 filed by the Company on October 14, 2008 (the “Form 10-K”). This Amendment is limited in scope to the item identified above and should be read in conjunction with Form 10-K. The Amendment does not reflect events occurring after the filing of the Form 10-K on October 14, 2008 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III.

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

	Common Stock Beneficially Owned (2)			Series C Preferred Stock Beneficially Owned		Series D Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	# of Shares		% of Class	# of Shares	% of Class	# of Shares	% of Class

5% Beneficial Owners

ACT-DE LLC(3)	78,399,417,171	(6)	70.81%	913.79	91.379%

Sankaty Entities(4)	7,322,678,357	(7)	6.62%	85.35	8.535%

Fred Baldwin	4,364,650,314	(8)	3.88%	-	-	312.5	31.25%

Robert Coolidge	5,036,772,818	(9)	4.55%	-	-	562.5	56.25%

Scott Cameron	1,079,193,459	(10)	*	-	-	125.0	12.50%

Tritronics, LLC(5)	2,796,232,989		2.53%

Officers and Directors

Wayne I. Danson President, CEO & Director	1,932,945,775	(11)	1.72%			-	-

Steven J. Miller Chief Operating Officer	1,625,315,770	(12)	1.45%

John E. Donahue VP & Chief Financial Officer	927,859,012	(13)	* %			-	-

Wilbank J. Roche Director	216,423,810	(14)	*			-	-

John G. Ball Director	50,000,000	(15)	*	-	-	-	-

John R. Black Director	78,399,417,171	(16)	70.81%	-	-	-	-

Thomas R. Ketteler Director	50,000,000	(17)	*	-	-	-	-

William J. Nolan IV Director	-		-	-	-	-	-

Gerald E. Wedren Director	50,000,000	(18)	*	-	-	-	-

Executive Officers and Directors as a group (9 persons)	83,251,961,538		72.69%			-	-

* Less than one percent (1%)
1	Except as otherwise indicated, the address of each person named in the above table is c/o Encompass Group Affiliates, Inc., 420 Lexington Avenue, New York, NY 10170.

2
Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors. The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, except as described in this Note 2. The percentage calculations assume that each stockholder has converted all securities he owned that are convertible into common stock at the option of the holder currently or within 60 days of September 22, 2008, and, for all beneficial owners, that all shares of the Series C and Series D Preferred Stock have been converted to Common Stock. This varies from the provisions of Rule 13d-3 which generally requires the calculations to be made on the assumption that the stockholder for whom the calculation is being made has converted his convertible securities but that none of the other stockholders have converted convertible securities. We believe that our presentation is more meaningful than the presentation specified in Rule 13d-3 as the conversion rates on our Series C Preferred and Series D Preferred are interrelated with each other, and because the Series C Preferred and Series D Preferred vote, on an as-converted basis, together with the common stock as one class.  Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities.

For purposes of this presentation, all shares of Series C Preferred Stock may currently be converted into 85,795,879,985 shares of common stock. All shares of Series D Preferred Stock may currently be converted into 8,633,547,671 shares of common stock.  The conversion rate for the Series C Preferred Stock is subject to downward adjustment if the return, or deemed return, per share of Series C Preferred Stock meets certain targets over a period of years described in the Certificate of Designation for the Series C Preferred Stock.  If the conversion rate for the Series C Preferred Stock is adjusted, the conversion rate for the Series D Preferred Stock will also adjust.  The number of shares issuable upon conversion of the Series C Preferred Stock and Series D Preferred Stock used in this presentation assume no downward adjustment of the conversion rates.

The information presented in the table assumes full conversion of the convertible note held by Mr. Baldwin, only for the purposes of Mr. Baldwin’s beneficial ownership.  The conversion rates for the Series C and Series D Preferred Stock depend in part on whether Mr. Baldwin has converted this note.

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

6	The number of common shares in the table includes 78,399,417,171 shares of common stock that may be acquired upon conversion of Series C Preferred.

7	The number of common shares in the table includes 7,322,678,357 shares of common stock that may be acquired upon conversion of Series C Preferred.

8
The number of common shares in the table includes 2,697,983,647 shares of common stock that may be acquired upon conversion of Series D Preferred and 1,666,666,667 shares of common stock which may be acquired upon conversion of a convertible note.

9
The number of common shares in the table includes 180,402,253 shares of common stock held by Mr. Coolidge and 4,856,370,565 shares of common stock that may be acquired upon conversion of Series D Preferred.

10	The number of common shares in the table includes 1,079,193,459 shares of common stock that may be acquired upon conversion of Series D Preferred.

11	The number of common shares in the table includes 309,325,499 shares of common stock held by Mr. Danson and 1,623,620,276 shares which Mr. Danson may acquire by exercising options he holds.

12
The number of common shares in the table includes 362,500,000 shares of common stock held by Mr. Miller, including 50,000,000 shares of restricted stock previously granted to Mr. Miller and 1,262,815,770 shares which Mr. Miller may acquire by exercising options he holds.

13
The number of common shares in the table includes 206,250,000 shares of common stock held by Mr. Donahue, including 50,000,000 shares of restricted stock previously granted to Mr. Donahue and 721,609,012 shares which Mr. Donahue may acquire by exercising options he holds.

14	The number of common shares in the table includes 166,423,810 shares of common stock held by Mr. Roche and 50,000,000 shares of common stock which Mr. Roche may acquire by exercising options he holds.

15	The number of common shares in the table includes 50,000,000 shares of common stock which Mr. Ball may acquire by exercising options he holds.

16
The number of common shares in the table includes 78,399,417,171 shares that may be acquired upon conversion of 913.79 shares of Series C Preferred held by ACT-DE, LLC. Mr. Black is a Managing Director of H.I.G. Capital, L.L.C., an affiliate of ACT-DE, LLC and, as such, may be deemed to beneficially own shares of Series C Preferred Stock held by ACT-DE, LLC. In addition, Mr. Black may be deemed to beneficially own 840 shares of Series E Preferred held by ACT-DE, LLC. Mr. Black disclaims beneficial ownership of such shares.

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

Encompass Group Affiliates, Inc.

By:	/s/ Wayne I. Danson
Name:	Wayne I. Danson
Title:	President and Chief Executive Officer
Date:	January 12, 2009

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne I. Danson
Wayne I. Danson	President and Chief Executive Officer (Principal Executive Officer) and Director	January 12, 2009

/s/ John E. Donahue
John E. Donahue	Vice President and Chief Financial Officer (Principal Accounting Officer)	January 12, 2009

/s/ John Black
John Black	Director	January 12, 2009

/s/ J.G. (Pete) Ball
J.G. (Pete) Ball	Director	January 12, 2009

/s/ Thomas R. Ketteler
Thomas R. Ketteler	Director	January 12, 2009

/s/ Wilbank J. Roche
Wilbank J. Roche	Director	January 12, 2009

/s/ William J. Nolan
William J. Nolan	Director	January 12, 2009

/s/ Gerald E. Wedren
Gerald E. Wedren	Director	January 12, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.