Form 10-Q
period 2008-12-31
Encompass Group Affiliates, Inc
filed 2009-02-13
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2009

Common Stock, no par value per share	16,286,151,226 shares

Encompass Group Affiliates, Inc.
Index To Form 10-Q

Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets As Of December 31, 2008 (Unaudited) And June 30, 2008	2

	Condensed Consolidated Statements Of Operations For The Three And Six Months Ended December 31, 2008 And 2007 (Unaudited)	3

	Condensed Consolidated Statement Of Stockholders’ Equity For The Six Months Ended December 31, 2008 (Unaudited)	4

	Condensed Consolidated Statements Of Cash Flows For The Six Months Ended December 31, 2008 and 2007 (Unaudited)	5

	Notes To Condensed Consolidated Financial Statements As Of December 31, 2008 (Unaudited)	67

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T.	Controls and Procedures	29

Part II - Other Information		30

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters To A Vote Of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

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

Compliance with Smaller Reporting Company Disclosure Requirements

Encompass has determined that it qualifies as a “smaller reporting company” as defined in Rule 12-b2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that it will take advantage of the Securities and Exchange Commission’s recently adopted rules permitting a smaller reporting company to comply with scaled disclosure requirements for smaller reporting companies on an item-by-item basis. The Company has elected to comply with the scaled disclosure requirements for smaller reporting companies with respect to Part I, Item 3 – Quantitative and Qualitative Disclosures About Market Risk, which is not applicable to smaller reporting companies.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Part I  - Financial Information
Item 1. – Financial Statements

	December 31, 2008	June 30, 2008
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$8,389,000	$4,008,000
Restricted cash	1,506,000	394,000
Accounts receivable, net of allowance for doubtful
accounts of $614,000 and $74,000, respectively	10,428,000	5,908,000
Inventory	9,809,000	3,806,000
Replacement parts and equipment	520,000	655,000
Due from vendors	1,616,000	1,103,000
Deferred tax asset	730,000	1,100,000
Prepaid expenses and other current assets	1,932,000	870,000

Total Current Assets	34,930,000	17,844,000
Property and equipment, net	1,076,000	550,000
Other Assets
Intangible assets, net	14,061,000	9,610,000
Goodwill	20,627,000	14,075,000
Deferred tax asset	3,400,000	3,400,000
Other assets	1,428,000	1,133,000

Total Other Assets	39,516,000	28,218,000

TOTAL ASSETS	$75,522,000	$46,612,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$13,900,000	$8,450,000
Escrow liability	1,506,000	394,000
Notes payable and capitalized lease obligation, current portion	1,618,000	541,000
Total Current Liabilities	17,024,000	9,385,000
Long-Term Liabilities
Notes payable and capitalized lease obligation, less current portion	37,569,000	24,759,000
Deferred tax liability	2,016,000	—
Other	111,000	—
Series E preferred stock	4,605,000	—
Total Long-Term Liabilities	44,301,000	24,759,000
TOTAL LIABILITIES	61,325,000	34,144,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000 authorized, 2,000 shares issued and outstanding at December 31, 2008 and June 30, 2008:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $7,336,000 and $6,957,000 at December 31, 2008 and June 30, 2008, respectively)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $737,000 and $700,000 at December 31, 2008 and June 30, 2008, respectively)	—	—
Common stock, no par value, 230,000,000,000 shares authorized, 16,286,151,000 and 13,489,918,000 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	36,469,000	35,350,000
Additional paid-in capital	8,541,000	8,347,000
Accumulated deficit	(30,813,000)	(31,229,000)
Total Stockholders' Equity	14,197,000	12,468,000

TOTAL LIABILITIES AND STOCKHOLDERS’ STOCKHOLDERS’ EQUITY	$75,522,000	$46,612,000

 See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

NET SALES	$30,060,000	$16,561,000	$57,546,000	25,633,000
COST OF SALES	22,275,000	12,992,000	43,856,000	20,004,000
GROSS PROFIT	7,785,000	3,569,000	13,690,000	5,629,000

OPERATING EXPENSES
Depreciation and amortization	537,000	481,000	956,000	589,000
Selling, general and administrative expenses	5,155,000	2,608,000	9,083,000	4,704,000
TOTAL OPERATING EXPENSES	5,692,000	3,089,000	10,039,000	5,293,000

Income From Operations	2,093,000	480,000	3,651,000	336,000

OTHER INCOME (EXPENSE)
Other income (expense), net	58,000	(2,000)	78,000	74,000
Interest expense, net	(1,663,000)	(817,000)	(2,943,000)	(1,209,000)
	(1,605,000)	(819,000)	(2,865,000)	(1,135,000)

INCOME (LOSS) BEFORE INCOME TAXES	488,000	(339,000)	786,000	(799,000)

Income taxes	230,000		370,000

NET INCOME (LOSS)	258,000	(339,000)	416,000	(799,000)

Deemed dividend on preferred stock				(820,000)
Cumulative dividend on preferred stock	(208,000)	—	(416,000)	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$50,000	$(339,000)	$—	$(1,619,000)

Basic net income (loss) per share	$-	$-	$-	$-
Basic weighted average number of shares outstanding	16,286,151,000	4,997,712,000	15,815,047,000	4,997,712,000
Diluted net income (loss) per share	$-	$-	$-	$-
Diluted weighted average number of shares outstanding	126,797,525,000	4,997,712,000	15,815,047,000	4,997,712,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE AT JULY 1, 2008	2,000	$—	13,489,918,000	$35,350,000	$8,347,000	$(31,229,000)	$12,468,000

Issuance of common stock	—	—	2,796,233,000	1,119,000	—	—	1,119,000

Stock-based compensation	—	—	—	—	194,000	—	194,000

Net income for the period	—	—	—	—	—	416,000	416,000

BALANCE AT DECEMBER 31, 2008	2,000	$—	16,286,151,000	$36,469,000	$8,541,000	$(30,813,000)	$14,197,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2008	2007
CASH FLOWS USED IN OPERATIONS:

Net income (loss)	$416,000	$(799,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities

Depreciation and amortization	1,054,000	588,000
Allowance for doubtful accounts	431,000	2,000
Stock-based compensation	194,000	507,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:

Accounts receivable	(3,396,000)	569,000
Inventory	(4,249,000)	(28,000)
Replacement parts and equipment	135,000	(150,000)
Credits due from vendors	(217,000)	78,000
Prepaid expense and other assets	(470,000)	(53,000)
Increase (decrease) in liabilities:

Accounts payable and accrued expenses	3,619,000	(1,531,000)
Net cash used in operating activities	(2,483,000)	(817,000)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of business, net of cash acquired	(8,296,000)	(22,321,000)
Acquisition costs	(865,000)	(2,769,000)
Purchase of property and equipment	(466,000)	(116,000)
Decrease in other assets	(108,000)	(33,000)
Net cash used in investing activities	(9,735,000)	(25,239,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Principal payments on notes payable and capitalized lease	(296,000)	(758,000)
Proceeds from sale of preferred stock	4,167,000	6,300,000
Proceeds from sale of senior and subordinated notes	13,000,000	24,039,000
Increase in deferred financing fees	(272,000)	(901,000)
Net cash provided by financing activities	16,599,000	28,680,000

Net increase in cash and cash equivalents	4,381,000	2,624,000

Cash and cash equivalents at beginning of period	4,008,000	844,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,389,000	$3,468,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

NOTE 1.	ORGANIZATION AND BUSINESS

Encompass Group Affiliates, Inc., a Florida corporation ("we," "us," "our," “Encompass” or the "Company"), is a public company specializing in the technology aftermarket service and supply chain known as reverse logistics.  Our wholly-owned subsidiary and principal operating unit, Encompass Parts Distribution, Inc. ("Encompass Parts"), acquires and operates businesses that provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services for flat panel display products,  returns management services and anticipates providing end-of-life cycle services for all such products.

We are the nation’s largest distributor of consumer electronics parts and a market leader in reverse logistics for the electronics industry by consolidating a core group of highly synergistic companies to provide original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic management services for technology products.  We have chosen to address the overall market from both the end-user driven product support and repair industry and from the manufacturer-driven e-Waste recovery industry.  While these two industries have different characteristics, they have significant back-end operational synergies.  We are focused on becoming a full-service provider of repair, refurbishment, parts distribution and end-of-life cycle services in the computer peripheral and consumer electronics markets, among others, including e-waste recovery and/or recycling.  We intend to continue to acquire businesses that either repair and refurbish equipment or distribute parts typically used in the repair and refurbishment process, as well as those that provide e-Waste recovery services. We intend to provide single source life cycle professional management services for technology products to businesses and consumers in the North American market initially, and then on a more worldwide basis.

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

In addition, Encompass Parts has, since June 2004, owned Cyber-Test, Inc., a Delaware corporation ("Cyber-Test"),.  Cyber-Test, a depot repair and refurbishment company based in Florida, operates as an independent service organization with the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management.  Cyber-Test's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six months ended December 31, 2008 and 2007 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.   The June 30, 2008 consolidated balance sheet has been derived from the audited financial statements as of that date.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the condensed consolidated balance sheets.  Customers either receive a credit for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned.  This payment effectively compensates the Company for the core charge it is obligated to pay vendors.  Core charges associated with goods in inventory in the amount of $1,525,000 and $749,000 are included in prepaid expenses and other current assets as of December 31, 2008 and June 30, 2008, respectively.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values is recorded as “Goodwill”.   Historically, in accordance with SFAS No. 141, the Company has included transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs as part of the purchase price of its acquisitions.  As described below in “Recent Accounting Pronouncements”, effective July 1, 2009, the Company will be required to expense such costs as incurred.  At December 31, 2008, the Company had $698,000 of capitalized transaction costs which it may write off in the quarter ending June 30, 2009 in the event the acquisitions to which such costs pertain do not close on or before June 30, 2009.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

Shipping and Handling Costs

The Company includes shipping costs in cost of sales in the condensed consolidated statement of operations.  Total shipping costs included in cost of sales for the six and three months ended December 31, 2008 were $3,929,000 and $2,024,000 and for the six and three months ended December 31, 2007 were $1,915,000 and $1,123,000, respectively.

Net Income (Loss) Per Share

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.”  Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is based upon the addition of the effect of common stock equivalents (convertible preferred stock and convertible notes payable, potentially dilutive stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method for stock options and warrants and the “if converted” method for convertible securities, if their effect is dilutive.

	Three months ended December 31, 2008
	Income	Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$50,000	16,286,151,000	$—
Effect of Dilutive Securities
Convertible preferred stock	208,000	108,501,131,000
Convertible notes	21,000	2,010,243,000

Diluted EPS
Net income available to common stockholders	$279,000	126,797,525,000	$—

For the three months ended December 31, 2007 and the six months ended December 31, 2008 and 2007, potentially dilutive securities that could have been issued were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.    Potentially dilutive securities for the three and six months ending December 31, 2008 was 10,923,525,000 shares and 121,434,899,000 shares, respectively and for the three and six months ending December 31, 2007 was 118,923,581,000.

Concentration of Sales and Credit Risk

Sales to two customers in each period accounted for approximately 8.9% and 11.8% of consolidated sales for the three months ended December 31, 2008, and approximately 23.6% and 9.2% of consolidated sales for the three months ended December 31, 2007.   Sales to two customers in each period accounted for approximately 9.7% and 11.8% of consolidated sales for the six months ended December 31, 2008, and approximately 23.7% and 9.5% of consolidated sales for the six months ended December 31, 2007.

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
AS OF DECEMBER 31, 2008
(UNAUDITED)

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

Stock Based Compensation

The fair value of stock option grants is calculated using the Black-Scholes Option Pricing Model.  The exercise price of stock options granted is equal to or greater than fair market value at the date of grant as determined by the closing price per share.  The Company recognizes compensation on a straight-line basis over the period of vesting.

The Company determines the value of grants of restricted common stock to employees and others based on the closing price per share at the date of grant and amortizes the cost as compensation expense on a straight-line basis over the period which services are to be performed or the period of vesting.

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.  As of December 31, 2008 and June 30, 2008, $682,000 and $390,000, respectively, of such costs were capitalized, or $532,000 and $347,000, respectively, net of amortization.

Classification of Preferred Stock

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) a company is required to classify preferred stock as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur.  The Series E Certificate of Designation provides for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing or repayment in full, redemption or other discharge or satisfaction in full of the Senior Notes and Series A and Series B Senior Subordinated Notes (Note 4).  As of December 31, 2008, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason, however remote.   Dividends in the amount of $304,000 and $438,000 were earned but not paid in the three and six month periods ended December 31, 2008, respectively.  Dividends on the Series E preferred stock are included in interest expense since the issue is classified as a liability rather than equity, with the related liability included in the preferred stock redemption balance included in long-term liabilities as of December 31, 2008.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes".  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance has been used to offset the recognition of a portion of deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization.  The use of any tax loss carryforward benefits is also limited as a result of changes in control of the Company.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

Recent Accounting Pronouncements

The Company adopted the provisions of SFAS No. 157 – Fair Value Measurements for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective July 1, 2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually).  As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and non-financial liabilities, primarily goodwill and non amortizable intangible assets, until July 1, 2009.  Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

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

The FASB has issued SFAS No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations.  SFAS No. 141 (R) requires that typical transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs be expensed as incurred and no longer be effectively accounted for as part of excess purchase price and intangible assets. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008; accordingly, management is evaluating the impact this new standard will have on the Company’s financial position and results of operations, including the prospective write off of capitalized transaction costs included in other non-current assets associated with potential acquisitions in process. At December 31, 2008, such capitalized transaction costs amount to $698,000.

The FASB has issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” This statement changes the way the consolidated income statement is presented when non-controlling interests are present. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and is effective for periods beginning on or after December 15, 2008. Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (”SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”). The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

Consideration consisted of the following: (i) $9,000,000 in cash less seller transaction expenses and certain indebtedness, $1,500,000 of which was placed in a escrow account to satisfy any indemnification obligations under the Tritronics Purchase Agreement, (ii) a subordinated promissory note in the amount of $1,000,000 (the “Tritronics Note”) and (iii) 2,796,232,989 shares of the Company’s common stock (the “Acquisition”) for an aggregate purchase price of $11,068,000, before transaction costs.  The Tritronics Note accrues interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 31 and July 31. The outstanding principal balance under the Tritronics Note and any accrued but unpaid interest thereon is due and payable on August 1, 2014 (subject to extension under certain circumstances if the Company’s senior indebtedness is not paid in full as of August 1, 2014).

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

The allocation of the fair value of the assets acquired and liabilities assumed is set forth below:

Assets acquired:
Current assets	$4,360,000
Property and equipment	248,000
Long-term assets	17,000
Total assets acquired	4,625,000
Liabilities assumed:
Current liabilities	2,352,000
Deferred tax liability	2,016,000
Non-current liabilities	47,000
Total liabilities assumed	4,415,000
Net tangible assets acquired	210,000
Costs in excess of net tangible assets acquired, recorded goodwill ($6,553,000) and intangible assets ($5,170,000)	11,723,000
Total fair value of net identifiable assets acquired and goodwill	$11,933,000

Intangible assets principally consist of customer lists which are being amortized on a straight-line basis over a ten year period.  Goodwill and intangible assets will not be deductible for income tax purposes.

The Company’s condensed consolidated financial statements for the three and six months ended December 31, 2008 include Tritronics’ results of operations from August 1, 2008.

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

	For the three months ended	For the six months ended
	December 31,	December 31,
	2007	2008	2007
Net sales	$21,981,000	$59,436,000	$42,500,000
Operating income	1,496,000	3,789,000	1,531,000
Net loss available to common stockholders	(1,064,000)	(169,000)	(3,232,000)
Basic and diluted net loss per share	$0.00	$0.00	$0.00

NOTE 4.                GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

	December 31, 2008	June 30, 2008

Goodwill	$20,627,000	$14,075,000
Intangible assets, primarily consisting of customer relationships	$15,750,000	$10,580,000
Less accumulated amortization	(1,689,000)	(970,000)
Total net intangible assets	$14,061,000	$9,610,000

Amortization expense for intangible assets, which are being amortized over 10 years based on the straight-line method (which approximates the period in which the economic benefits of the assets are consumed), amounted to $388,000 and $391,000 for the three months ended December 31, 2008 and 2007. For the six months ended December 31, 2008 and 2007 this expense was $719,000 and $441,000 respectively

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

 Based on the carrying value of intangible assets as of December 31, 2008, amortization expense for the next five years will amount to the following:

For the year ending	December 31, 2009	$1,575,000
	December 31, 2010	$1,575,000
	December 31, 2011	$1,575,000
	December 31, 2012	$1,575,000
	December 31, 2013	$1,575,000

NOTE 5.                NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
Senior notes, net	$11,923,000	$12,156,000
Series A and Series B senior
subordinated notes, net	24,591,000	11,552,000
Convertible notes	1,206,000	1,206,000
Unsecured note payable	1,000,000	—
Secured note payable	97,000	—
Note payable to officer	310,000	310,000
Capitalized leases	60,000	76,000
Total notes payable and capital lease
obligations	39,187,000	25,300,000
Less: current portion	(1,618,000)	(541,000)
Long-term notes payable and capital lease obligations	$37,569,000	$24,759,000

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

The Series B Subordinated Notes have an additional 2% prepayment penalty compared to the Series A Subordinated Notes through maturity.  In certain circumstances in which Note Purchasers are not provided with rights of first refusal and rights of first offer (as described below), including in connection with a prepayment of the Series A Subordinated Notes within 18 months of August 17, 2007 that occurs in connection with a purchase of a potential acquisition target, the Subordinated Notes may also be subject to a 10% redemption premium.  The Company may issue up to an additional $500,000 in Series A Subordinated Notes if it meets a certain financial covenant tests and other conditions on or before July 31, 2010.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

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

On January 12, 2009, the Company and Sankaty Advisors, LLC entered into Amendment No. 1 to the Amended and Restated Note Purchase Agreement which incorporated a minimum payment of $1 million for the fiscal year ending June 30, 2009 under an annual sweep of excess cash flow, as defined, and increased the amount of permitted annual capital expenditures.

NOTE 6.                 PREFERRED AND COMMON STOCK

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
AS OF DECEMBER 31, 2008
(UNAUDITED)

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

NOTE 7.                 COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of December 31, 2008, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

  Lease Obligations

On August 1, 2008, in connection with a distribution agreement entered into with a major producer of digital flat panel display products, the Company entered into a new lease for a 50,900 square foot office/warehouse facility for a term expiring on October 10, 2013.   On December 1, 2008, the Company entered into a First Amendment to such lease for the remainder of the building for an additional 100,300 square feet of similar office/warehouse space for a term expiring on May 14, 2014.  In connection therewith, the lease term on the initial 50,900 square feet was extended to May 14, 2014. Rent expense for three and six months ending December 31, 2008 was $312,000 and $585,000 and for three and six months ending December 31, 2007 was $193,000 and $338,000 respectively.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

Future minimum aggregate lease payments are approximately as follows:

For the year ending December 31, 2009	$1,076,000
December 31, 2010	1,375,000
December 31, 2011	1,226,000
December 31, 2012	763,000
December 31, 2013	776,000
Thereafter	531,000
Total	$5,747,000

NOTE 8.                 STOCK-BASED COMPENSATION

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

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	Three and Six Months Ended
	December 31, 2008	December 31, 2007
Expected Volatility in Stock Price	31.1%	25.7%
Risk-Free Interest Rate	4.39%	4.39%
Expected Life of Stock Awards--Years	6	6
Weighted Average Fair Value at Grant Date	$.0006	$.0007

The following table summarizes stock option activity for the six months ended December 31, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2008	9,525,409,000	$0.00075
Granted	1,398,116,000	$0.00075
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	10,923,525,000	$0.00075
Exercisable at December 31, 2008	4,392,590,000	$0.00075
Expected to vest	6,530,935,000	$0.00075

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

Stock-based compensation expense for the six months ended December 31, 2008 and 2007 amounted to $194,000 and $507,000, respectively.   As of December 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $0 as the Company’s market price of common stock was less than the exercise price for all options.

NOTE 9.                 RETIREMENT PLANS

The Company maintains 401K Profit Sharing Plans for substantially all of its eligible employees.  The expense incurred for the three months ended December 31, 2008 and 2007 amounted to $33,000 and $14,000, respectively. The expense incurred for the six months ended December 31, 2008 and 2007 amounted to $67,000 and $17,000, respectively.

NOTE 10.               INCOME TAXES

The Company periodically assesses its ability to realize our deferred tax assets by considering whether it is more likely than not that some portion or all of deferred tax assets will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals of net operating loss carry forwards (NOLs) and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.   As of June 30, 2008, the Company re-evaluated its fully reserved deferred tax asset balance and determined that $4,500,000 should be recognized.  Accordingly, an income tax benefit of $4,500,000 was recognized as a result of an adjustment to the deferred tax asset and related valuation allowance based on our analysis of realizability as described above.

For the three and six months ended December 31, 2008, the Company recorded an income tax provision of $230,000 and $370,000 respectively, or 47.1% (our estimated effective tax rate) of our pretax income, which resulted in a reduction of the deferred tax asset of an equivalent amount.  The Company’s effective tax rate exceeds statutory rates since (i) the intangible asset and goodwill recorded in connection with the Tritronics acquisition are not deductible for tax purposes and (ii) the dividend on the Series E preferred stock classified as interest expense for book purposes under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” may not be deductible for tax purposes.

The Company did not record a provision or benefit for income taxes for the three and six months ended December 31, 2007 as the Company realized a net loss for the period.  The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss, for the period ended December 31, 2007; accordingly, there was no tax benefit recorded relating to the increase in deferred tax assets in that period.

The Company has total net operating loss carryforwards (NOL) available to offset future federal taxable income of approximately $32,000,000 expiring in the fiscal years from 2016 through 2027, and also has approximately $200,000 of capital loss carryforwards, expiring in fiscal 2010 that could be used to offset future federal taxable income.  A capital loss carryforward of approximately $3,800,000 incurred in fiscal year June 30, 2003 expired unused within the statutory five year period.   The Company also had NOLs available for various state jurisdictions that will expire from fiscal year 2019 through 2028.   Due to the August 17, 2007 recapitalization and change in control, the Company is subject to an annual Section 382 limitation regarding its loss carryforward that can be utilized to offset taxable income.

The Company made a Section 338(h)(10) election for tax purposes to treat the acquisition of Vance Baldwin as an asset purchase; accordingly, purchased goodwill and other intangible assets will be deductible for tax purposes for an annual tax deduction of approximately $1.0 million.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
(UNAUDITED)

NOTE 11.                      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the six months ended December 31, 2008 and 2007 for income taxes and interest:

	2008	2007

Income taxes	$24,000	$21,000

Interest	$1,848,000	$518,000

Six Months Ended December 31, 2008:

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

Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes and the other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this quarterly report contain words such as “may,” "estimates," "expects," "anticipates," "believes," “plan,” "grow," "will," “could,” "seek," “continue,” “future,” “goal,” “scheduled” and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties.  In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.  Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties.  See “Risk Factors” below.

General

We are a New York-based company specializing in the technology aftermarket service and supply chain, known as reverse logistics.  Our strategy is to acquire and operate businesses that provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services for flat panel display products, returns management services and we anticipate providing end-of-life cycle services for all such products.
We are the nation’s largest distributor of consumer electronics parts and a market leader in reverse logistics for the electronics industry by consolidating a core group of highly synergistic companies to provide original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic management services for technology products.
Encompass owns Vance Baldwin, Inc., Tritronics, Inc. and Cyber-Test, Inc., which engage in the distribution of replacement parts for electronic equipment and the repair of such equipment.  Vance Baldwin is headquartered in Ft. Lauderdale, FL, with two warehouse facilities located in Lawrenceville, Georgia and one facility in Las Vegas, Nevada; Tritronics is headquartered in Abington, MD, near Baltimore, MD, with its warehouse facilities located in Abington and Miami, FL; and Cyber-Test’s headquarters and operating facilities are based in Longwood, Fl, near Orlando, FL.  The Company operates as one segment in the reverse logistics industry serving the electronics industry.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included above in Item 1 – Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies.  Actual results may differ from estimates.  Critical accounting policies requiring the use of estimates and assumptions include the following:

Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six months ended December 31, 2008 and 2007 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.   The June 30, 2008 balance sheet has been derived from the audited financial statements as of that date.

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

Inventory, Replacement Parts and Equipment

Inventory of OEM parts purchased for resale within the reverse logistics industry, which consists solely of finished goods, is valued at the lower of cost (average costs basis) or market.

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

           Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values is recorded as “Goodwill”.   Historically, in accordance with SFAS No. 141, the Company has included transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs as part of the purchase price of its acquisitions.  As described below in “Recent Accounting Pronouncements”, effective July 1, 2009, the Company will be required to expense such costs as incurred.  At December 31, 2008, the Company had $698,000 of capitalized transaction costs which it may write off in the quarter ending June 30, 2009 in the event the acquisitions to which such costs pertain do not close on or before June 30, 2009.

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

Stock Based Compensation

The fair value of stock option grants is calculated using the Black-Scholes Option Pricing Model.  The exercise price of stock options granted is equal to or greater than fair market value at the date of grant as determined by the closing price per share.  The Company recognizes compensation on a straight-line basis over the period of vesting.

The Company determines the value of grants of restricted common stock to employees and others based on the closing price per share at the date of grant and amortizes the cost as compensation expense on a straight-line basis over the period which services are to be performed or the period of vesting.

Classification of Preferred Stock

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) a company is required to classify preferred stock as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur.  The Series E Certificate of Designation provides for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing, repayment, redemption or other discharge or satisfaction in full of certain indebtedness of the Company.  As of December 31, 2008, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason, however remote.   Dividends in the amount of $263,000 and $438,000 were earned but not paid in the three and six month periods ended December 31, 2008, respectively.  Dividends on the Series E Preferred Stock are included in interest expense since the issue is classified as a liability rather than equity, with the related liability included in the preferred stock redemption balance included in long-term liabilities as of December 31, 2008.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes".  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance has been used to offset the recognition of a portion of deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization.  The use of a portion of tax loss carryforward benefits is also limited as a result of changes in control of the Company.

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

Recent Accounting Pronouncements

The Company adopted the provisions of SFAS No. 157 – Fair Value Measurements for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective July 1, 2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually).  As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and non-financial liabilities, primarily goodwill and non amortizable intangible assets, until July 1, 2009.  Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

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

The FASB has issued Statement No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to the all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations.  SFAS No. 141 (R) requires that typical transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs be expensed as incurred and no longer be effectively accounted for as part of excess purchase price and intangible assets. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008; accordingly, management is evaluating the impact this new standard will have on the Company’s financial position and results of operations, including the prospective write off of capitalized transaction costs included in other non-current assets associated with potential acquisitions in process. At December 31, 2008, such capitalized transaction costs amount to $698,000.

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

Financial Condition

We believe that our present and future sales levels will, notwithstanding current poor economic conditions,, generate cash flows that will be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility.  We have implemented and continue to implement internal growth initiatives to expand our sales levels, increase profitability, and to seek significant future business acquisitions, the latter which will likely require additional borrowings and, in all likelihood, additional equity.  Our debt agreement requires an annual sweep of excess cash flow (as defined therein), which may limit our ability to use operating cash flow to fund acquisitions.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2008 TO THE THREE MONTHS ENDED DECEMBER 31, 2007

Summary of Results of Operations

Primarily as a result of the acquisitions of Vance Baldwin and Tritronics, net sales for the three months ended December 31, 2008 were $30,060,000 as compared to net sales of $16,561,000 for the three months ended December 31, 2007, an increase of $13,499,000, or 81.5%.  Further, gross profit increased to $7,785,000 in the current period from $3,569,000 in the earlier period as a result of the acquisitions.   The Company recorded net income of $258,000 in the three months ended December 31, 2008 compared to a net loss of $339,000 for the three months ended December 31, 2007, a favorable change of $597,000.  The current period included net interest expense of $1,663,000 and noncash items including depreciation and amortization expense of $537,000 and stock-based compensation expense of $86,000, all of which aggregate $2,286,000; in the prior year period such expenses amounted to an aggregate of  $1,383,000.

The following table sets forth certain selected financial data as a percentage of sales for the three months ended December 31, 2008 and 2007:

	2008	2007

Net sales	100.0%	100.0%
Cost of sales	74.1	78.4
Gross margin	25.9	21.6
Operating expenses	19.0	18.6
Income from operations before other expense	6.9	3.0
Other expenses	(5.3)	(4.9)
Income (loss) before taxes	1.6	(1.9)
Income tax expense	(.7)	—
Net income (loss)	.9%	(1.9)%

Net Sales

Net sales for the three months ended December 31, 2008 amounted to $30,060,000 as compared to net sales of $16,561,000 for the three months ended December 31, 2007, an increase of $13,499,000, or 81.5%.  The increase in net sales was principally due to (i) for Vance Baldwin, the effect of new customer additions and a distribution agreement entered into with a major producer of digital flat panel display products and (ii) for Tritronics, the inclusion of Tritronics’ net sales in the three month period ended December 31, 2008, compared to $0 in the three months ended December 31, 2007.

Cost of Sales and Gross Profit

Cost of sales totaled $22,275,000 for the three months ended December 31, 2008, as compared to $12,992,000 for the three months ended December 31, 2007, an increase of $9,283,000, or 71.5%.  Gross profit increased to $7,785,000 for the three months ended December 31, 2008 as compared to $3,569,000 for the three months ended December 31, 2007, with gross margin increasing to 25.9% from 21.6% for the comparable period in the prior year.

The increase in cost of sales and gross profit was primarily due to new customer additions and a distribution agreement entered into by Vance Baldwin, as well as the inclusion of Tritronics in the current period following its acquisition as described above.

Operating Expenses

Total operating expenses for the three months ended December 31, 2008 and 2007 were $5,692,000 and $3,089,000, respectively, representing an increase of $2,603,000, or 84%.  The net change was primarily attributable to an increase of $2,547,000 in selling, general and administrative expenses for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. This increase was due to the inclusion of expenses of Tritronics following its acquisition as described above, and increased expenses incurred by Vance Baldwin and Cyber-Test in line with their growth in sales volume.

Depreciation and amortization for the three months ended December 31, 2008 amounted to $537,000 compared to $481,000 for the three months ended December 31, 2007.  The increase is attributable to higher expense for amortization of intangible assets resulting from the acquisition of Tritronics.

Selling, general and administrative expenses increased to $5,155,000 for the three months ended December 31, 2008 from $2,608,000 for the three months ended December 31, 2007, for an increase of $2,547,000, or 98%, principally due to the increase in expenses incurred by Vance Baldwin and Cyber-Test in line with their growth in sales volume and the inclusion of Tritronics as described above.

Other Income (Expense)

Other income amounted to $58,000 for the three months ended December 31, 2008, compared to other expense of $2,000 for the three months ended December 31, 2007.  Interest expense, net, for the three months ended December 31, 2008 was $1,663,000 compared to $817,000 for the three months ended December 31, 2007, an increase of $846,000 due to interest on higher average amounts of subordinated and unsecured convertible debt financing entered into in connection with the acquisition of Tritronics as described above, and an increase in interest expense recorded for the dividend on the Series E preferred stock (that is required to be classified as a liability) and to amortize additional deferred financing costs incurred in connection with such debt.

RESULTS OF OPERATIONS-COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2008 TO THE SIX MONTHS ENDED DECEMBER 31, 2007

Summary of Results of Operations

Primarily as a result of the acquisitions of Vance Baldwin and Tritronics, net sales for the six months ended December 31, 2008 were $57,546,000 as compared to net sales of $25,633,000 for the six months ended December 31, 2007, an increase of $31,913,000, or 125%.  Further, gross profit increased to $13,690,000 in the current period from $5,629,000 in the earlier period principally as a result of the acquisitions.   The Company recorded net income of $416,000 in the six months ended December 31, 2008 compared to a net loss of $799,000 for the six months ended December 31, 2007, a favorable change of $1,215,000.  The current period included net interest expense of $2,943,000 and noncash items including depreciation and amortization expense of $956,000 and stock-based compensation expense of $194,000, all of which aggregate $4,093,000; in the prior year period such expenses amounted to an aggregate of  $2,305,000.

The following table sets forth certain selected financial data as a percentage of sales for the six months ended December 31, 2008 and 2007:

	2008	2007

Net sales	100.0%	100.0%
Cost of sales	76.2	78.0
Gross margin	23.8	22.0
Operating expenses	17.5	20.7
Income from operations before other expense	6.3	1.3
Other expenses	(5.0)	(4.4)
Income (loss) before taxes	1.3	(3.1)
Income tax expense	(.6)	—
Net income (loss)	.7%	(3.1)%

Net Sales

Net sales for the six months ended December 31, 2008 amounted to $57,546,000 as compared to net sales of $25,633,000 for the six months ended December 31, 2007, an increase of $31,913,000, or 125%.  The increase in net sales was principally due to (i) for Vance Baldwin, inclusion of Vance Baldwin’s net sales for the full six month period ended December 31, 2008 compared to the period from August 17, 2007, the date of its acquisition, through December 31, 2007, the effect of new customer additions and a distribution agreement entered into with a major producer of digital flat panel display products and (ii) for Tritronics, the inclusion of Tritronics’ net sales in the six month period ended December 31, 2008 since August 1, 2008, the date of its acquisition, compared to $0 in the six months ended December 31, 2007.

Cost of Sales and Gross Profit

Cost of sales totaled $43,856,000 for the six months ended December 31, 2008, as compared to $20,004,000 for the six months ended December 31, 2007, an increase of $23,852,000, or 119%.  Gross profit increased to $13,690,000 for the six months ended December 31, 2008 as compared to $5,629,000 for the six months ended December 31, 2007, with gross margin increasing to 23.8% from 22.0% for the comparable period in the prior year.

The increase in cost of sales and gross profit was primarily due to the inclusion of Vance Baldwin and Tritronics in the current period following their acquisitions as described above, as well as the increase in sales recorded by Vance Baldwin for the reasons described above..

Operating Expenses

Total operating expenses for the six months ended December 31, 2008 and 2007 were $10,039,000 and $5,293,000, respectively, representing an increase of $4,746,000, or 90%.  The net change was primarily attributable to an increase of $4,379,000 in selling, general and administrative expenses for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. This increase was primarily due to the inclusion of expenses of Vance Baldwin and Tritronics following their acquisitions as described above, and increased expenses incurred by Vance Baldwin and Cyber-Test in line with their growth in sales volume.

Depreciation and amortization for the six months ended December 31, 2008 amounted to $956,000 compared to $589,000 for the six months ended December 31, 2007.  The increase is attributable to higher amortization expense associated with intangible assets.  The increase is attributable to higher expense for amortization of intangible assets resulting from the acquisition of Tritronics.

Selling, general and administrative expenses increased to $9,083,000 for the six months ended December 31, 2008 from $4,704,000 for the six months ended December 31, 2007, for an increase of $4,379,000, or 93%, principally due to the inclusion of Vance Baldwin and Tritronics as described above, offset by a decrease in stock-based compensation expense associated with stock option grants made by the Company contemporaneously with the closing of the recapitalization and acquisition of Vance Baldwin in August 2007.   The amount expensed for stock-based compensation in the six months ended December 31, 2007 was substantially greater than the expense that will be recorded in succeeding periods, including the six months ended December 31, 2008, for this option grant since a substantial portion of the options granted in that period vested immediately.

Other Income (Expense)

Other expense amounted to $2,865,000 for the six months ended December 31, 2008, compared to $1,135,000 for the six months ended December 31, 2007.  Interest expense, net, for the six months ended December 31, 2008 was $2,943,000 compared to $1,209,000 for the six months ended December 31, 2007, an increase of $1,734,000 due to interest on higher average amounts of senior and subordinated debt financing entered into in connection with the recapitalization and acquisitions of Vance Baldwin and Tritronics as described above, and an increase in interest expense recorded for the dividend on the Series E preferred stock (that is required to be classified as a liability) and to amortize additional deferred financing costs incurred in connection with such debt.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, the Company had cash and cash equivalents of $8,389,000 available to meet its working capital and operational needs.   We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that, together with the $0.5 million in available borrowing capacity under our senior subordinated debt facility, will be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility.  We intend to seek significant business acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity.  Our debt agreement requires an annual sweep of excess cash flow, as defined, which may limit our ability to use operating cash flow to fund acquisitions.  For the fiscal year ending June 30, 2009, there is a $1 million minimum cash flow sweep.

Net Cash Used In Operating Activities

Net cash used in operating activities of $2,483,000 for the six months ended December 31, 2008 was principally due to increase in accounts receivable and inventory of $3,396,000 and $4,249,000, respectively, attributable to the growth in the business, partially offset by net income of $416,000 and an increase in accounts payable and accrued expenses of $3,619,000, also attributable to the growth in the business.

Net cash used in operating activities of $817,000 for the six months ended December 31, 2007 was principally due to the loss from operations of $799,000, an increase in inventory of $28,000, decreases in accounts payable and accrued expenses of $1,531,000 respectively, in connection with the recapitalization that liquidated substantially all of the Company’s liabilities, offset by a decrease in accounts receivable of $569,000 and non-cash expenses of $1,097,000.

Net Cash Used In Investing Activities

Net cash used in investing activities of $9,735,000 for the six months ended December 31, 2008 was attributable almost entirely to the acquisition of Tritronics for $8,296,000, net of cash acquired, plus related transaction costs in the amount of $865,000.

Net cash used in investing activities of $25,239,000 for the six months ended December 31, 2007 was attributable almost entirely to the acquisition of Vance Baldwin for $22,321,000, net of cash acquired, plus related transaction costs of $2,769,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $16,599,000 for the six months ended December 31, 2008 was attributable to proceeds of $4,167,000 and $13,000,000 from the sale of Series E Preferred Stock and senior and subordinated notes, respectively, in connection with the acquisition of Tritronics and the Philips transactions, offset by principal on notes payable and capital lease payments of $296,000.  In addition, financing costs of $272,000 were incurred in connection with the debt issuance.

Net cash provided by financing activities of $28,680,000 for the six months ended December 31, 2007 was attributable to proceeds of $6,300,000 and $24,039,000 from the sale of Series C Preferred Stock and senior and subordinated notes, respectively, in connection with the recapitalization and the acquisition of Vance Baldwin, offset by principal payments of $758,000 primarily to repay all notes payable outstanding at closing, as well as periodic principal and capital lease repayments.  In addition, financing costs of $901,000 were incurred in connection with the debt issuance.

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

In November 2008, Circuit City Stores, Inc., a chain of consumer electronic product stores and a significant customer of the Company, filed for reorganization under Chapter 11 of the US Bankruptcy Code.  The Company has increased its allowance for doubtful accounts with respect to amounts owed to it as of the date of the bankruptcy filing, and believes that such amount is adequate and will not require additional amounts.   The Company made acceptable financial arrangements with Circuit City for the post-filing period and, resumed accepting purchase orders from and shipping to this customer until January 16, 2009, at which date Circuit City announced that it would cease operations and liquidate its assets.

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

Item 4t.  Controls And Procedures

(A)  Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B)  Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting  (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

On January 12, 2009, the Company and Sankaty Advisors, LLC entered into Amendment No. 1 to the Amended and Restated Note Purchase Agreement, dated as of August 1, 2008, by and among Encompass Group Affiliates, Inc., a Delaware corporation as Issuer, Encompass Group Affiliates, Inc., a Florida corporation, Tritronics, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC.  Amendment No.1 incorporated a minimum payment of $1 million for the fiscal year ending June 30, 2009 under an annual sweep of excess cash flow (as defined in the Amendment and Restated Note Purchase Agreement) and increased the amount of permitted annual capital expenditures.  A copy of Amendment No. 1 is attached hereto as Exhibit 4.5.5.  The Company’s prior transactions with Sankaty Advisors, LLC are described in Note 5 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 – Financial Statements of this Quarterly Report on Form 10-Q, which disclosures are incorporated herein by reference.

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
Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

4.5.5
Amendment No. 1 to the Amended and Restated Note Purchase Agreement, dated as of August 1, 2008, by and among Encompass Group Affiliates, Inc., a Delaware corporation as Issuer, Encompass Group Affiliates, Inc., a Florida corporation, Tritronics, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC, dated January 12, 2009.
Filed herewith

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

Encompass Group Affiliates, Inc.

By:	/s/ Wayne I. Danson
Name:	Wayne I. Danson
Title:	President, Chief Executive Officer (Principal Executive Officer) and Director
Date:	February 13, 2009

By:	/s/ John E. Donahue
Name:	John E. Donahue
Title:	Vice President and Chief Financial Officer (Principal Accounting Officer)
Date:	February 13, 2009