Form 10-Q
period 2009-03-31
Encompass Group Affiliates, Inc
filed 2009-05-12
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009

Common Stock, no par value per share	13,286,151,226 shares

Encompass Group Affiliates, Inc.
Index To Form 10-Q

Part I - Financial Information (Dollars in thousands, except share data)

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Part I  - Financial Information
Item 1. – Financial Statements

	March 31, 2009	June 30, 2008
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$7,421	$4,008
Restricted cash	1,507	394
Accounts receivable, net of allowance for doubtful accounts of $602 and $74, respectively	10,384	5,908
Inventory	11,539	3,806
Replacement parts and equipment	491	655
Due from vendors	2,068	1,103
Deferred tax asset	350	1,100
Prepaid expenses and other current assets	2,071	870
Total Current Assets	35,831	17,844
Property and equipment, net	1,269	550
Other Assets
Intangible assets, net	13,642	9,610
Goodwill	20,627	14,075
Deferred tax asset	3,400	3,400
Other assets	1,796	1,133
Total Other Assets	39,465	28,218

TOTAL ASSETS	$76,565	$46,612

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$15,122	$8,450
Escrow liability	1,507	394
Notes payable and capitalized lease obligation, current portion	1,613	541
Total Current Liabilities	18,242	9,385
Long-Term Liabilities
Notes payable and capitalized lease obligation, less current portion	37,157	24,759
Deferred tax liability	1,885	—
Other	236	—
Series E preferred stock	4,881	—
Total Long-Term Liabilities	44,159	24,759
TOTAL LIABILITIES	62,401	34,144
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000 authorized, 2,000 shares issued and outstanding at March 31, 2009 and June 30, 2008:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $7,524 and $6,957 at March 31, 2009 and June 30, 2008, respectively)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $757 and $700 at March 31, 2009 and June 30, 2008, respectively)	—	—
Common stock, no par value, 230,000,000,000 shares authorized, 13,286,151,000 and 13,489,918,000 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	36,161	35,350
Additional paid-in capital	8,627	8,347
Accumulated deficit	(30,624)	(31,229)
Total Stockholders' Equity	14,164	12,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,565	$46,612

 See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

NET SALES	$27,148	$19,474	$84,694	$45,107
COST OF SALES	19,946	15,387	63,802	35,391
GROSS PROFIT	7,202	4,087	20,892	9,716

OPERATING EXPENSES
Depreciation and amortization	582	317	1,538	906
Selling, general and administrative expenses	4,652	2,603	13,735	7,307
TOTAL OPERATING EXPENSES	5,234	2,920	15,273	8,213

Income from operations	1,968	1,167	5,619	1,503

OTHER INCOME (EXPENSE)
Other income, net	64	—	142	74
Interest expense, net	(1,593)	(804)	(4,536)	(2,013)
	(1,529)	(804)	(4,394)	(1,939)

INCOME (LOSS) BEFORE INCOME TAXES	439	363	1,225	(436)

Income taxes	250	—	620	—

NET INCOME (LOSS)	189	363	605	(436)

Deemed dividend on preferred stock	—	—	—	(820)
Cumulative dividend on preferred stock	(208)	—	(624)	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(19)	$363	$(19)	$(1,256)

Basic net income (loss) per share	$—	$-	$—	$-
Basic weighted average number of shares outstanding	16,019,485,000	4,997,712,000	15,882,198,000	4,997,712,000
Diluted net income (loss) per share	$—	$-	$—	$-
Diluted weighted average number of shares outstanding	16,019,485,000	123,921,293,000	15,882,198,000	4,997,712,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE AT JULY 1, 2008	2,000	$—	13,489,918,000	$35,350	$8,347	$(31,229)	$12,468

Issuance of common stock	—	—	2,796,233,000	1,119	—	—	1,119

Redemption of common stock			(3,000,000,000)	(308)			(308)

Stock-based compensation	—	—	—	—	280	—	280

Net income for the period	—	—	—	—	—	605	605

BALANCE AT MARCH 31, 2009	2,000	$—	13,286,151,000	$36,161	$8,627	$(30,624)	$14,164

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended
	March 31,
	2009	2008
CASH FLOWS USED IN OPERATIONS:
Net income (loss)	$605	$(436)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,669	906
Allowance for doubtful accounts	418	18
Stock-based compensation	280	591
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(3,339)	(979)
Inventory	(5,978)	(267)
Replacement parts and equipment	165	(308)
Credits due from vendors	(670)	(342)
Prepaid expense and other current assets	(591)	(64)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	5,225	(548)
Net cash used in operating activities	(2,216)	(1,429)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of business, net of cash acquired	(8,296)	(22,321)
Acquisition costs	(865)	(2,769)
Purchase of property and equipment	(771)	(161)
Increase in other assets	(284)	(33)
Net cash used in investing activities	(10,216)	(25,284)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Principal payments on notes payable and capitalized lease	(742)	(891)
Proceeds from sale of preferred stock	4,167	6,300
Redemption of common stock	(308)	—
Proceeds from sale of senior and subordinated notes	13,000	24,039
Increase in deferred financing fees	(272)	(901)
Net cash provided by financing activities	15,845	28,547

Net increase in cash and cash equivalents	3,413	1,834

Cash and cash equivalents at beginning of period	4,008	844

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,421	$2,678

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

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

On July 14, 2008, Vance Baldwin entered into an agreement with Philips Consumer Lifestyle North America (“Philips”), a division of Philips Electronics North America Corporation.  Under the terms of the agreement, Vance Baldwin, as single primary authorized distributor, will assume the management and execution responsibilities for operational and order fulfillment of the replacement parts business for Philips’ digital flat panel display products.  In this role the Company sells replacement parts to independent service centers as well as other parts distributors with whom it competes.  Under the terms of this agreement, the Company purchased approximately $4,200 of inventory directly from Philips.

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

In addition, Encompass Parts has, since June 2004, owned Cyber-Test, Inc., a Delaware corporation ("Cyber-Test").  Cyber-Test, dba Encompass Service Solution, Inc. ("Encompass Service"), a depot repair and refurbishment company based in Florida, operates as an independent service organization with the expertise to provide board-level repair of  technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management.  Encompass Service's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

 Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2009 and 2008 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.   The June 30, 2008 consolidated balance sheet has been derived from the audited financial statements as of that date.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the condensed consolidated balance sheets.  Core charges associated with goods in inventory in the amount of $1,776 and $749 are included in prepaid expenses and other current assets as of March 31, 2009 and June 30, 2008, respectively.

Customers either receive a credit for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned.  This payment effectively compensates the Company for the core charge it is obligated to pay vendors.  Upon shipping a returned core to a vendor, the Company records an asset for the amount due from the vendor.

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

 Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values is recorded as “Goodwill”.   Historically, in accordance with SFAS No. 141, the Company has included transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs as part of the purchase price of its acquisitions.  As described below in “Recent Accounting Pronouncements”, effective July 1, 2009, the Company will be required to expense such costs as incurred.  At March 31, 2009, the Company had $983 of capitalized transaction costs which it may write off in the quarter ending June 30, 2009 in the event the acquisitions to which such costs pertain do not close on or before June 30, 2009.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

Shipping and Handling Costs

The Company includes shipping costs in cost of sales in the condensed consolidated statement of operations.  Total shipping costs included in cost of sales for the nine and three months ended March 31, 2009 were $5,860 and $1,930 and for the nine and three months ended March 31, 2008 were $3,407 and $1,492, respectively.

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

	Three months ended March 31, 2008
	Income	Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$363	4,997,712,000	$—
Effect of Dilutive Securities

Convertible preferred stock	208	116,913,338,000
Convertible notes	21	2,010,243,000
Diluted EPS
Net income available to common stockholders	$592	123,921,293,000	$—

For the three months ended March 31, 2009 and nine months ended March 31, 2009 and 2008, potentially dilutive securities that could have been issued were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.  Potentially dilutive securities for the three and nine months ended March 31, 2009 amounted to 110,551,374,000 common shares.  Potentially dilutive securities for the nine months ended March 31, 2008 amounted to 118,923,581,000 common shares.

 Concentration of Sales and Credit Risk

Sales to two customers in each period accounted for approximately 14.0% and 9.9% of consolidated sales for the three months ended March 31, 2009, and approximately 25.8% and 10.0% of consolidated sales for the three months ended March 31, 2008.   Sales to two customers in each period accounted for approximately 12.5% and 9.8% of consolidated sales for the nine months ended March 31, 2009, and approximately 24.5% and 9.6% of consolidated sales for the nine months ended March 31, 2008.

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
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

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

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.  As of March 31, 2009 and June 30, 2008, $682 and $390, respectively, of such costs were capitalized, or $482 and $347, respectively, net of amortization.

Classification of Preferred Stock

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) a company is required to classify preferred stock as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur.  The Series E Certificate of Designation provides for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing or repayment in full, redemption or other discharge or satisfaction in full of the Senior Notes and Series A and Series B Senior Subordinated Notes (Note 5).  As of March 31, 2009, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason, however remote.   Dividends in the amount of $277 and $714 were earned but not paid in the three and nine month periods ended March 31, 2009, respectively.  Dividends on the Series E Preferred Stock are included in interest expense since the issue is classified as a liability rather than equity, with the related liability included in the preferred stock redemption balance included in long-term liabilities as of March 31, 2009.

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
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

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

The FASB has issued SFAS No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations.  SFAS No. 141 (R) requires that typical transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs be expensed as incurred and no longer be effectively accounted for as part of excess purchase price and intangible assets. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008; accordingly, management is evaluating the impact this new standard will have on the Company’s financial position and results of operations, including the prospective write off of capitalized transaction costs included in other non-current assets associated with potential acquisitions in process. At March 31, 2009, such capitalized transaction costs amount to $982,000.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” to amend the provisions SFAS No. 141 (R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies.  (FSP) No. FAS141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of this new standard, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

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
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

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

 On August 1, 2008, the Company acquired all of the outstanding equity interests in Tritronics, Inc., a privately-held Maryland C corporation engaged in the distribution of replacement parts and accessories for consumer electronics products (“Tritronics”).  Management believes that the business and operations of Tritronics, which has its headquarters and principal facility in Abingdon, Maryland and a second facility in Miami, Florida, will complement the business and operations offered by the Company’s two current operating subsidiaries, Cyber-Test and Vance Baldwin Electronics.  Tritronics net sales for the fiscal year ended April 30, 2008 amounted to $21,983.

Consideration consisted of the following: (i) $9,000 in cash less seller transaction expenses and certain indebtedness, $1,500 of which was placed in a escrow account to satisfy any indemnification obligations under the Tritronics Purchase Agreement, (ii) a subordinated promissory note in the amount of $1,000 (the “Tritronics Note”) and (iii) 2,796,232,989 shares of the Company’s common stock (the “Acquisition”) for an aggregate purchase price of $11,068, before transaction costs.  The Tritronics Note accrues interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 31 and July 31. The outstanding principal balance under the Tritronics Note and any accrued but unpaid interest thereon is due and payable on August 1, 2014 (subject to extension under certain circumstances if the Company’s senior indebtedness is not paid in full as of August 1, 2014).

The purchase price of the acquisition is set forth below:

Cash paid to seller	$8,949
Issuance of common stock to seller	1,119
Issuance of convertible note to seller	1,000
Total consideration paid to seller	11,068
Additional cash paid for transaction costs	865
Total purchase price	11,933
Less: noncash item of issuance of common stock	(1,119)
Less: noncash item of note issued to seller	(1,000)
Less: cash acquired in the acquisition	(653)
Net cash paid for acquisition	$9,161

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

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

The allocation of the fair value of the assets acquired and liabilities assumed is set forth below:

Assets acquired:
Current assets	$4,360
Property and equipment	248
Long-term assets	17
Total assets acquired	4,625
Liabilities assumed:
Current liabilities	2,352
Deferred tax liability	2,016
Non-current liabilities	47
Total liabilities assumed	4,415
Net tangible assets acquired	210
Costs in excess of net tangible assets acquired, recorded goodwill ($6,553) and intangible assets ($5,170)	11,723
Total fair value of net identifiable assets acquired and goodwill	$11,933

Intangible assets principally consist of customer lists which are being amortized on a straight-line basis over a ten year period.  Goodwill and intangible assets will not be deductible for income tax purposes.

The Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2009 include Tritronics’ results of operations from August 1, 2008.

The following unaudited pro forma financial information presents the results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 2009 and fiscal 2008.  Adjustments to the consolidated financial information related to the acquisitions that affect the results of operations include the interest expense associated with the debt issued in conjunction with the acquisitions, amortization of the fair value of intangible assets and deferred debt financing costs and stock-based compensation.  This pro forma information does not purport to be indicative of what would have occurred had the acquisitions occurred as of July 1, 2008 and 2007 or of results of operations that may occur in the future.

	For the three months ended	For the nine months ended
	March 31,	March 31,
	2008	2009	2008
Net sales	$25,325	$86,584	$67,825
Operating income	2,286	5,758	3,817
Net loss available to common stockholders	(250)	62	(3,482)
Basic and diluted net loss per share	$0.00	$0.00	$0.00

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

NOTE 4.           GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

	March 31, 2009	June 30, 2008

Goodwill	$20,627	$14,075

Intangible assets, primarily consisting of customer relationships	$15,750	$10,580
Less accumulated amortization	(2,108)	(970)
Total net intangible assets	$13,642	$9,610

Amortization expense for intangible assets, which are being amortized over 10 years based on the straight-line method (which approximates the period in which the economic benefits of the assets are consumed), amounted to $419 and $265 for the three months ended March 31, 2009 and 2008, respectively.  For the nine months ended March 31, 2009 and 2008 this expense was $1,138 and $705 respectively

 Based on the carrying value of intangible assets as of March 31, 2009, amortization expense for the next five fiscal years will amount to the following:

For the year ending June 30, 2009	$1,575
June 30, 2010	$1,575
June 30, 2011	$1,575
June 30, 2012	$1,575
June 30, 2013	$1,575

NOTE 5.           NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following at March 31, 2009 and June 30, 2008:

	March 31,	June 30,
	2009	2008
Senior Notes, net	$11,507	$12,156
Series A and Series B Senior Subordinated Notes, net	24,614	11,552
Convertible notes	1,206	1,206
Unsecured note payable	1,000	—
Secured note payable	77	—
Note payable to officer	310	310
Capitalized leases	56	76
Total notes payable and capital lease obligations	38,770	25,300
Less: current portion	(1,613)	(541)
Long-term notes payable and capital lease obligations	$37,157	$24,759

In connection with the acquisition of Tritronics on August 1, 2008, the Company amended and restated the Note Purchase Agreement entered into on August 17, 2007 (the “Amended and Restated Note Purchase Agreement”) with Sankaty Advisors, LLC (“Sankaty”).  Pursuant to the Note Purchase Agreement, the Company previously issued $12,690 in aggregate principal amount of its Senior Notes for an aggregate purchase price of $12,500 and $10,714 in aggregate principal amount of Series A senior subordinated notes for an aggregate purchase price of $10,500 (the “Series A Subordinated Notes”).  Pursuant to the Amended and Restated Note Purchase Agreement, the Company issued an additional $13,265 in aggregate principal amount of its Series B senior subordinated notes for an aggregate purchase price of $13,000 (the “Series B Subordinated Notes” and, collectively with the Series A Subordinated Notes, the “Subordinated Notes”).  Certain affiliates of Sankaty Advisors, LLC are holders of the Company’s Series C and Series E Preferred Stock.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

With regards to the Senior Notes, the terms of the Amended and Restated Note Purchase Agreement are substantially similar to those in the August 17, 2007 Note Purchase Agreement.

The Series B Subordinated Notes have an additional 2% prepayment penalty compared to the Series A Subordinated Notes through maturity.  In certain circumstances in which Note Purchasers are not provided with rights of first refusal and rights of first offer (as described below), including in connection with a prepayment of the Series A Subordinated Notes within 18 months of August 17, 2007 that occurs in connection with a purchase of a potential acquisition target, the Subordinated Notes may also be subject to a 10% redemption premium.  The Company may issue up to an additional $500 in Series A Subordinated Notes if it meets a certain financial covenant tests and other conditions on or before July 31, 2010.

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

As described in Note 6, on March 20, 2009 the Company entered into an Equity Repurchase Waiver Agreement with Sankaty whereby it agreed to a prepayment of Senior Notes in the principal amount of $300.

NOTE 6.                      PREFERRED AND COMMON STOCK

In August 2008, in connection with the financing of the Tritronics acquisition, the Company sold 1,000 shares of its newly designated Series E Preferred Stock, having a par value of $0.01 per share (“Series E Preferred”), for an aggregate purchase price of $4,167, net proceeds of $4,036 after related transaction costs of $131, to the holders of Series C Preferred pursuant to a Purchase Agreement (the “Series E Purchase Agreement”). The Company used the proceeds from the sale of the Series E Preferred Stock, in conjunction with the debt proceeds described above, to fund the acquisition of Tritronics and for working capital needs related to an agreement entered into with Philips Consumer Lifestyle North America as described on the Company's Form 8-K filed with the SEC on July 18, 2008.

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
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

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

On March 23, 2009, the Company acquired 3,000,000,000 shares of its common stock from an institutional stockholder for a price of $308 including expenses.  Under Florida law, such shares are deemed to be immediately canceled and, accordingly, are excluded from the total of issued and outstanding shares of common stock at March 31, 2009.   In connection with this transaction, on March 20, 2009 the Company entered into an Equity Repurchase Waiver Agreement with Sankaty whereby it agreed to a prepayment of its Senior Notes in the principal amount of $300 in exchange for a waiver of a provision of the Amended and Restated Note Purchase Agreement otherwise prohibiting such purchase.  Such prepayment occurred prior to the March 31, 2009 balance sheet date.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

NOTE 7.                      COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of March 31, 2009, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

  Lease Obligations

On August 1, 2008, in connection with a distribution agreement entered into with a major producer of digital flat panel display products, the Company entered into a new lease for a 50,900 square foot office/warehouse facility in the greater Atlanta area for a term expiring on October 10, 2013.   On December 1, 2008, the Company entered into a First Amendment to such lease for the remainder of the building for an additional 100,300 square feet of similar office/warehouse space for a term expiring on May 14, 2014.  In connection therewith, the lease term on the initial 50,900 square feet was extended to May 14, 2014. In addition, on January 30, 2009, the Company entered into a new lease for a 38,400 square foot office/warehouse facility in North Las Vegas for a term expiring on March 31, 2012.  Rent expense for three and nine months ending March 31, 2009 was $535 and $1,120, respectively, and for three and nine months ending March 31, 2008 was $187 and $525, respectively.

Future minimum aggregate lease payments are approximately as follows:

For the fiscal year ending June 30, 2009	$1,087
June 30, 2010	1,751
June 30, 2011	1,481
June 30, 2012	949
June 30, 2013	776
Thereafter	531
Total	$6,575

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
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

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

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	Three and Nine Months Ended
	March 31, 2009	March 31, 2008
Expected Volatility in Stock Price	31.1%	25.7%
Risk-Free Interest Rate	4.39%	4.39%
Expected Life of Stock Awards—Years	6	6
Weighted Average Fair Value at Grant Date	$.0006	$.0007

The following table summarizes stock option activity for the nine months ended March 31, 2009:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2008	9,525,409,000	$0.00075
Granted	1,398,116,000	$0.00075
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2009	10,923,525,000	$0.00075
Exercisable at March 31, 2009	4,716,778,000	$0.00075
Expected to vest	6,206,747,000	$0.00075

Stock-based compensation expense for the nine months ended March 31, 2009 and 2008 amounted to $280 and $591, respectively.   As of March 31, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $0 as the Company’s market price of common stock was less than the exercise price for all options.

NOTE 9.                      INCOME TAXES

The Company periodically assesses its ability to realize our deferred tax assets by considering whether it is more likely than not that some portion or all of deferred tax assets will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals of net operating loss carry forwards (NOLs) and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.   As of June 30, 2008, the Company re-evaluated its fully reserved deferred tax asset balance and determined that $4,500 should be recognized.  Accordingly, an income tax benefit of $4,500 was recognized as a result of an adjustment to the deferred tax asset and related valuation allowance based on an analysis of realizability as described above.

For the three and nine months ended March 31, 2009, the Company recorded an income tax provision of $250 and $620, respectively, based on an estimated effective tax rate for fiscal 2009 of 50.5% of pretax income, which resulted in a reduction of the net deferred tax asset of an equivalent amount.  The Company’s effective tax rate exceeds statutory rates since (i) the intangible asset and goodwill recorded in connection with the Tritronics acquisition are not deductible for tax purposes and (ii) the dividend on the Series E preferred stock classified as interest expense for book purposes under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” may not be deductible for tax purposes.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

The Company did not record a provision or benefit for income taxes for the three and nine months ended March 31, 2008 as the Company realized a net loss for the period.  The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss, for the period ended March 31, 2008; accordingly, there was no tax benefit recorded relating to the increase in deferred tax assets in that period.

The Company has total net operating loss carryforwards (NOL) available to offset future federal taxable income of approximately $32,000 expiring in the fiscal years from 2016 through 2027, and also has approximately $200 of capital loss carryforwards, expiring in fiscal 2010 that could be used to offset future federal taxable income.  A capital loss carryforward of approximately $3,800 incurred in fiscal year June 30, 2003 expired unused within the statutory five year period.   The Company also had NOLs available for various state jurisdictions that will expire from fiscal year 2019 through 2028.   Due to the August 17, 2007 recapitalization and change in control, the Company is subject to an annual Section 382 limitation regarding its loss carryforward that can be utilized to offset taxable income.

The Company made a Section 338(h)(10) election for tax purposes to treat the acquisition of Vance Baldwin as an asset purchase; accordingly, purchased goodwill and other intangible assets will be deductible for tax purposes for an annual tax deduction of approximately $1.0 million.

NOTE 10.                      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the nine months ended March 31, 2009 and 2008 for income taxes and interest:

	2009	2008

Income taxes	$25	$24

Interest	$3,248	$1,356

Nine Months Ended March 31, 2009:

(1)
In connection with the Tritronics acquisition transaction, the Company issued: (i) a noncash unsecured note of $1,000 to the stockholder of Tritronics as part of the purchase price and  (ii) 2,796,233,000 shares of common stock with a value of $1,119 to the stockholder of Tritronics as part of the purchase price.

(2)	In connection with the debt financing for the acquisition of Tritronics, the Company incurred Original Issue Discounts of $265 on Series B Senior Subordinated Notes.
(3)
The Company purchased from a stockholder 3,000,000,000 shares of its common stock for the amount of $308.  Such shares are considered retired under Florida law and are reflected as a reduction of shares of common stock issued and outstanding.

Nine Months Ended March 31, 2008:

(1)
80,000,000 shares of the Company’s common stock which were to be issued to certain officers of the Company pursuant to their employment contracts with the Company which were subsequently issued upon stockholder approval of an increase in the number of authorized shares.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)
(Dollars in thousands, except per share data)

(2)
In connection with the recapitalization and Vance Baldwin acquisition transactions, the Company issued: (i) a non-cash unsecured note of $310 to an officer in settlement of outstanding obligations, (ii) a noncash unsecured convertible note of $206 to a creditor in settlement of outstanding obligations, (iii) a noncash unsecured convertible note of $1,000 to the stockholder of Vance Baldwin as part of the purchase price, (iv) Series A-2 convertible preferred stock in exchange for all outstanding shares of Series A, Series A-1 and Series B convertible preferred stock, resulting in a deemed dividend of $820 attributable to Series A-2 having a fair market value higher than the carrying value of the exchanged issues, (v) Series D convertible preferred stock of $198 to the stockholder of Vance Baldwin as part of the purchase price, and (vi) Series D convertible preferred stock of $436 in satisfaction of an assumed obligation of Vance Baldwin.

(3)	In connection with the recapitalization and Vance Baldwin acquisition transactions, the Company incurred Original Issue Discounts of $190 on Senior Notes and $234 on Senior A Subordinated Notes.

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

Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2009 and 2008 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.   The June 30, 2008 balance sheet has been derived from the audited financial statements as of that date.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values is recorded as “Goodwill”.   Historically, in accordance with SFAS No. 141, the Company has included transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs as part of the purchase price of its acquisitions.  As described below in “Recent Accounting Pronouncements”, effective July 1, 2009, the Company will be required to expense such costs as incurred.  At March 31, 2009, the Company had $983 of capitalized transaction costs which it may write off in the quarter ending June 30, 2009 in the event the acquisitions to which such costs pertain do not close on or before June 30, 2009.

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

Classification of Preferred Stock

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) a company is required to classify preferred stock as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur.  The Series E Certificate of Designation provides for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing, repayment, redemption or other discharge or satisfaction in full of certain indebtedness of the Company.  As of March 31, 2009, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason, however remote.   Dividends in the amount of $277 and $715 were earned but not paid in the three and nine month periods ended March 31, 2009, respectively.  Dividends on the Series E Preferred Stock are included in interest expense since the issue is classified as a liability rather than equity, with the related liability included in the preferred stock redemption balance included in long-term liabilities as of March 31, 2009.

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

The FASB has issued Statement No. 141(R), “Business Combinations”. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations.  SFAS No. 141 (R) requires that typical transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs be expensed as incurred and no longer be effectively accounted for as part of excess purchase price and intangible assets. The statement is effective for transactions within the annual reporting period beginning on or after December 15, 2008; accordingly, management is evaluating the impact this new standard will have on the Company’s financial position and results of operations, including the prospective write off of capitalized transaction costs included in other non-current assets associated with potential acquisitions in process. At March 31, 2009, such capitalized transaction costs amount to $983,000.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” to amend the provisions SFAS No. 141 (R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. FAS141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of this new standard, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  The guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other guidance under accounting principles generally accepted in the United States of America.  FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.   Paragraph 11(d) of SFAS No. 142 requires entities to base assumptions for determining the useful life of a recognized intangible asset on the legal, regulatory, or contractual provisions that permit extending the asset’s useful life without appreciably adding to its cost.  FSP No. FAS 142-3, requires that an entity must consider its own experience with similar arrangements in developing its assumptions.  If an entity has had no similar arrangements, then it should consider the assumptions other market participants use.  Management is currently evaluating the impact this new standard could have on the Company’s financial position and results of operations.

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

Financial Condition

We believe that our present and future sales levels will, notwithstanding current poor economic conditions, generate cash flows that will be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility.  We have implemented and continue to implement internal growth initiatives to expand our sales levels, increase profitability, and to seek significant future business acquisitions, the latter which will likely require additional borrowings and, in all likelihood, additional equity.  Our debt agreement requires an annual sweep of excess cash flow (as defined therein), which may limit our ability to use operating cash flow to fund acquisitions.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 TO THE THREE MONTHS ENDED MARCH 31, 2008

Summary of Results of Operations

Net sales for the three months ended March 31, 2009 were $27,148 as compared to net sales of $19,474 for the three months ended March 31, 2008, an increase of $7,674 or 39.4%, primarily attributable to the acquisition of Tritronics.  Further, gross profit increased to $7,202 in the current period from $4,087 in the earlier period as a result of the acquisitions.   The Company recorded net income of $189 in the three months ended March 31, 2009 compared to net income of $363 for the three months ended March 31, 2008, a decrease of $174.  The current period included net interest expense of $1,593, income tax expense of $250 and noncash items including depreciation and amortization expense of $582 and stock-based compensation expense of $86, all of which aggregate $2,511; in the prior year period such expenses amounted to an aggregate of  $1,205.

The following table sets forth certain selected financial data as a percentage of sales for the three months ended March 31, 2009 and 2008:

	2009	2008

Net sales	100.0%	100.0%
Cost of sales	73.5	79.0
Gross margin	26.5	21.0
Operating expenses	19.3	15.0
Income from operations before other expense	7.2	6.0
Other expenses	(5.6)	(4.1)
Income (loss) before taxes	1.6	1.9
Income tax expense	(.9)	—
Net income (loss)	0.7%	1.9%

Net Sales

Net sales for the three months ended March 31, 2009 amounted to $27,148 as compared to net sales of $19,474 for the three months ended March 31, 2008, an increase of $7,674, or 39.4%.  The increase in net sales was principally due to (i) for Vance Baldwin, the effect of new customer additions and a distribution agreement entered into with a major producer of digital flat panel display products and (ii) for Tritronics, the inclusion of Tritronics’ net sales in the three month period ended March 31, 2009, compared to $0 in the three months ended March 31, 2008.

Cost of Sales and Gross Profit

Cost of sales totaled $19,946 for the three months ended March 31, 2009, as compared to $15,387 for the three months ended March 31, 2008, an increase of $4,559 or 29.6%.  Gross profit increased to $7,202 for the three months ended March 31, 2009 as compared to $4,087 for the three months ended March 31, 2008, with gross margin increasing to 26.5% from 21.0% for the comparable period in the prior year.

The increase in cost of sales and gross profit and improvement in gross margin were primarily due to new customer additions and a distribution agreement entered into by Vance Baldwin, as well as due to the inclusion of Tritronics in the current period following its acquisition as described above.

Operating Expenses

Total operating expenses for the three months ended March 31, 2009 and 2008 were $5,234 and $2,920 respectively, representing an increase of $2,314, or 79.2%.  The net change was primarily attributable to an increase of $2,049 in selling, general and administrative expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was due to the inclusion of expenses of Tritronics following its acquisition as described above and increased expenses incurred by Vance Baldwin and Cyber-Test in line with their growth in sales volume.

Depreciation and amortization for the three months ended March 31, 2009 amounted to $582 compared to $317 for the three months ended March 31, 2008.  The increase is attributable to higher expense for amortization of intangible assets resulting from the acquisition of Tritronics.

Selling, general and administrative expenses increased to $4,652 for the three months ended March 31, 2009 from $2,603 for the three months ended March 31, 2008, for an increase of $2,049, or 78.7%, principally due to the increase in expenses incurred by Vance Baldwin and Cyber-Test in line with their growth in sales volume and the inclusion of Tritronics as described above.

Other Income (Expense)

Other expense amounted to $1,530 for the three months ended March 31, 2009, compared to $804 for the three months ended March 31, 2008.  Interest expense, net, for the three months ended March 31, 2009 was $1,593 compared to $804 for the three months ended March 31, 2008, an increase of $789 due to interest on higher average amounts of subordinated and unsecured convertible debt financing entered into in connection with the acquisition of Tritronics as described above, and an increase in interest expense recorded for the dividend on the Series E Preferred Stock (that is required to be classified as a liability) and to amortize additional deferred financing costs incurred in connection with such debt.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2009 TO THE NINE MONTHS ENDED MARCH 31, 2008

Summary of Results of Operations

Net sales for the nine months ended March 31, 2009 were $84,694 as compared to net sales of $45,107 for the nine months ended March 31, 2008, an increase of $39,587, or 87.7%, primarily attributable to the acquisitions of Vance Baldwin and Tritronics.  Further, gross profit increased to $20,892 in the current period from $9,716 in the earlier period principally as a result of the acquisitions.   The Company recorded net income of $605 in the nine months ended March 31, 2009 compared to a net loss of $436 for the nine months ended March 31, 2008, a favorable change of $1,041.  The current period included net interest expense of $4,536,  income tax expense of $620 and noncash items including depreciation and amortization expense of $1,538 and stock-based compensation expense of $280 all of which aggregate $6,974; in the prior year period such expenses amounted to an aggregate of  $3,510.

The following table sets forth certain selected financial data as a percentage of sales for the nine months ended March 31, 2009 and 2008:

	2009	2008

Net sales	100.0%	100.0%
Cost of sales	75.3	78.5
Gross margin	24.7	21.5
Operating expenses	18.0	18.2
Income from operations before other expense	6.7	3.3
Other expenses	(5.2)	(4.3)
Income (loss) before taxes	1.5	(1.0)
Income tax expense	(.8)	—
Net income (loss)	0.7%	(1.0)%

Net Sales

Net sales for the nine months ended March 31, 2009 amounted to $84,694 as compared to net sales of $45,107 for the nine months ended March 31, 2008, an increase of $39,587 or 87.7%.  The increase in net sales was principally due to (i) for Vance Baldwin, inclusion of Vance Baldwin’s net sales for the full nine month period ended March 31, 2009 compared to the period from August 17, 2007, the date of its acquisition, through March 31, 2008, the effect of new customer additions and a distribution agreement entered into with a major producer of digital flat panel display products and (ii) for Tritronics, the inclusion of Tritronics’ net sales in the nine month period ended March 31, 2009 since August 1, 2008, the date of its acquisition, compared to $0 in the nine months ended March 31, 2008.

Cost of Sales and Gross Profit

Cost of sales totaled $63,802 for the nine months ended March 31, 2009, as compared to $35,391 for the nine months ended March 31, 2008, an increase of $28,411, or 80.2%.  Gross profit increased to $20,892 for the nine months ended March 31, 2009 as compared to $9,716 for the nine months ended March 31, 2008, with gross margin increasing to 24.7% from 21.5% for the comparable period in the prior year.

The increase in cost of sales and gross profit and improvement in gross margin were primarily due to the inclusion of Vance Baldwin and Tritronics in the current period following their acquisitions as described above, as well as from the current year increase in sales recorded by Vance Baldwin for the reasons described above.

Operating Expenses

Total operating expenses for the nine months ended March 31, 2009 and 2008 were $15,273 and $8,213, respectively, representing an increase of $7,060, or 85.9%.  The net change was primarily attributable to an increase of $6,428 selling, general and administrative expenses for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. This increase was primarily due to the inclusion of expenses of Vance Baldwin and Tritronics for nine and eight months in the current period, respectively, and for seven and a half and zero months in the earlier period, respectively, following their acquisitions as described above, and increased expenses incurred by Vance Baldwin and Cyber-Test in line with their growth in sales volume.

Depreciation and amortization for the nine months ended March 31, 2009 amounted to $1,538 compared to $906 for the nine months ended March 31, 2008.  The increase is attributable to higher amortization expense associated with intangible assets.  The increase is attributable to higher expense for amortization of intangible assets resulting from the acquisition of Tritronics.

Selling, general and administrative expenses increased to $13,735 for the nine months ended March 31, 2009 from $7,307 for the nine months ended March 31, 2008, for an increase of $6,428, or 87.9%, principally due to the inclusion of Vance Baldwin and Tritronics as described above, offset by a decrease in stock-based compensation expense associated with stock option grants made by the Company contemporaneously with the closing of the recapitalization and acquisition of Vance Baldwin in August 2007.   The amount expensed for stock-based compensation in the nine months ended March 31, 2008 was substantially greater than the expense that will be recorded in succeeding periods, including the nine months ended March 31, 2009, for this option grant since a substantial portion of the options granted in that period vested immediately.

Other Income (Expense)

Other expense amounted to $4,394 for the nine months ended March 31, 2009, compared to $1,939 for the nine months ended March 31, 2008.  Interest expense, net, for the nine months ended March 31, 2009 was $4,536 compared to $2,013 for the nine months ended March 31, 2008, an increase of $2,523 due to interest on higher average amounts of senior and subordinated debt financing entered into in connection with the recapitalization and acquisitions of Vance Baldwin and Tritronics as described above, and an increase in interest expense recorded for the dividend on the Series E Preferred Stock (that is required to be classified as a liability) and to amortize additional deferred financing costs incurred in connection with such debt.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had cash and cash equivalents of $7,421 available to meet its working capital and operational needs.   We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that, together with the $0.5 million in available borrowing capacity under our senior subordinated debt facility, will be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility.  We intend to seek significant business acquisitions in the future which will likely require additional borrowings and, in all likelihood, additional equity.  Our debt agreement requires an annual sweep of excess cash flow, as defined, which may limit our ability to use operating cash flow to fund acquisitions.  For the fiscal year ending June 30, 2009, there is a $1,000 minimum cash flow sweep.

Net Cash Used In Operating Activities

Net cash used in operating activities of $2,216 for the nine months ended March 31, 2009 was principally due to increases in accounts receivable and inventory of $3,339 and $5,978, respectively, attributable to the growth in the business, partially offset by net income of $605 and an increase in accounts payable and accrued expenses of $5,225, also attributable to the growth in the business.

Net cash used in operating activities of $1,429 for the nine months ended March 31, 2008 was principally due to the loss from operations of $436 increases in accounts receivable of $979 and inventory of $267 attributable to the growth in the business, decreases in accounts payable and accrued expenses of $548 attributable to the recapitalization that liquidated substantially all of the Company’s liabilities, offset by non-cash expenses of $1,515.

Net Cash Used In Investing Activities

Net cash used in investing activities of $10,216 for the nine months ended March 31, 2009 was attributable to the acquisition of Tritronics for $8,296, net of cash acquired, plus related transaction costs in the amount of $865, as well as purchases of property and equipment for $771.  Purchases of property and equipment were higher than is typically the case due to the Company leasing two additional warehouses in the current period and the associated need to install racks, conveyor systems and computer hardware.

Net cash used in investing activities of $25,284 for the nine months ended March 31, 2008 was attributable almost entirely to the acquisition of Vance Baldwin for $22,321, net of cash acquired, plus related transaction costs of $2,769.

Net Cash Provided By Financing Activities

Net cash provided by financing activities of $15,845 for the nine months ended March 31, 2009 was attributable to proceeds of $4,167 and $13,000 from the sale of Series E Preferred Stock and senior and subordinated notes, respectively, in connection with the acquisition of Tritronics and the Philips transactions, offset by principal on notes payable and capital lease payments of $742.  Financing costs of $272 were incurred in connection with the debt issuance.   In addition, the Company acquired 3 billion shares of common stock from a stockholder for $308, including expenses, and agreed to a prepayment of its Senior Notes in the principal amount of $300 in connection therewith.

Net cash provided by financing activities of $28,547 for the nine months ended March 31, 2008 was attributable to proceeds of $6,300 and $24,039 from the sale of Series C Preferred Stock and senior and subordinated notes, respectively, in connection with the recapitalization and the acquisition of Vance Baldwin, offset by principal payments of $891 primarily to repay all notes payable outstanding at closing, as well as periodic principal and capital lease repayments.  In addition, financing costs of $901 were incurred in connection with the debt issuance.

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

In November 2008, Circuit City Stores, Inc., a chain of consumer electronic product stores and a significant customer of the Company, filed for reorganization under Chapter 11 of the US Bankruptcy Code.  The Company made acceptable financial arrangements with Circuit City for the post-filing period and, resumed accepting purchase orders from and shipping to this customer until January 16, 2009, at which date Circuit City announced that it would cease operations and liquidate its assets. The Company has increased its allowance for doubtful accounts with respect to amounts owed to it as of the date of the bankruptcy filing and believes that such amount is adequate and will not need to be increased.

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

Item 4t.  Controls And Procedures

(A)  Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B)  Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting  (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of equity Securities And Use Of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2009 – January 31, 2009	-	-	-	-
Month #2 (February 1, 2009 – February 28, 2009)	-	-	-	-
Month #3 March 1, 2009 – March 31, 2009	3,000,000,000 shares of common stock (1)	$.0001 per Share	-	-
Total	3,000,000,000 shares of common stock (1)	-	-	-

(1) On March 23, 2009, in a privately negotiated transaction, the Company purchased 3,000,000,000 shares of its outstanding common stock, no par value per share from YA Global Investments, L.P., at a purchase price per share of $.0001, pursuant to a Stock Purchase Agreement dated March 23, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information  (in thousands, except share amounts)

On January 12, 2009, the Company and Sankaty Advisors, LLC entered into Amendment No. 1 to the Amended and Restated Note Purchase Agreement, dated as of August 1, 2008, by and among Encompass Group Affiliates, Inc., a Delaware corporation as Issuer, Encompass Group Affiliates, Inc., a Florida corporation, Tritronics, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC.  Amendment No.1 incorporated a minimum payment of $1,000 for the fiscal year ending June 30, 2009 under an annual sweep of excess cash flow (as defined in the Amendment and Restated Note Purchase Agreement) and increased the amount of permitted annual capital expenditures.  A copy of Amendment No. 1 is attached hereto as Exhibit 4.5.5.  The Company’s prior transactions with Sankaty Advisors, LLC are described in Note 5 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 – Financial Statements of this Quarterly Report on Form 10-Q, which disclosures are incorporated herein by reference.

On March 23, 2009, the Company acquired 3,000,000,000 shares of common stock from an institutional stockholder for a price of $300.  In connection with this transaction, on March 20, 2009 the Company and Guarantors entered into an Equity Repurchase Waiver Agreement with Sankaty whereby it agreed to a prepayment of Senior Notes in the principal amount of $300 in exchange for a waiver of a provision of the Amended and Restated Note Purchase Agreement otherwise prohibiting such purchase.

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
Incorporated by reference to Exhibit 4.5.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2009

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

10.4	Stock Purchase Agreement with YA Global Investments, L.P, dated March 23. 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2009

10.3	Equity Repurchase Waiver Agreement with Sankaty Advisors LLC, dated March 20, 2009.	Filed herewith

31.1	Certification by Chief Executive Officer pursuant to Sarbanes–Oxley Section 302	Filed herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encompass Group Affiliates, Inc.

By:	/s/ Wayne I. Danson
Name:	Wayne I. Danson
Title:	President, Chief Executive Officer (Principal Executive Officer) and Director
Date:	May 12, 2009

By:	/s/ John E. Donahue
Name:	John E. Donahue
Title:	Vice President and Chief Financial Officer (Principal Accounting Officer)
Date:	May 12, 2009