Form 10-K
period 2009-06-30
Encompass Group Affiliates, Inc
filed 2009-09-28
CIK 1100820

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,048,330 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 25, 2009
[Common Stock, No par value per share]	13,286,151,226 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

Encompass Group Affiliates, Inc. and Subsidiaries
Form 10-K
Table of Contents
Page

Part I

Item 1.	Business	1-9
Item 1.a.	Risk Factors	9-13
Item 1.b.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	14-15
Item 6.	Selected Financial Data	15
Item 7.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	15-29
Item 7.a.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes In and Disagreements with Accountants on Accounting and
	Financial Disclosure	29
Item 9a(t).	Controls and Procedures	29-30
Item 9b.	Other Information	30
Part III

Item 10.	Directors, Executive Officers and Corporate Governance	31-35
Item 11.	Executive Compensation	35-40
Item 12.	Security Ownership of Certain Beneficial Owners and Managementand Related Stockholder Matters	40-44
Item 13.	Certain Relationships and Related Transactions, and Director Independence	45-47
Item 14.	Principal Accountant Fees and Service	47-58

Part IV

Item 15.	Exhibits and Financial Statement Schedules	48-54

Signatures

As used herein, the terms the “Company,” “Encompass Group Affiliates,” “we,” “us,” or “our” refer to Encompass Group Affiliates, Inc., a Florida corporation. Unless otherwise noted herein, dollars are presented in thousands, except for per share amounts.

Forward-Looking Statements

Certain statements in  Item 1 - Business, Item 1A – Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth.  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may,” "anticipation,” "intend,” "could,” "estimate,” or "continue" or the negative or other comparable terminologies are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Any or all of our forward-looking statements may turn out to be wrong.  They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties.   Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Part I

Item 1.  Business

Encompass Group Affiliates, Inc., a Florida corporation ("we," "us," "our," “Encompass” or the "Company"), is a public company specializing in the technology aftermarket service and supply chain known as reverse logistics. Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc., a Delaware corporation ("Encompass Parts"), and Encompass Service Solutions, Inc (also known as Cyber-Test, Inc) collectively operate businesses that, on a national  level, provide parts procurement and distribution services, depot repair of consumer electronics, computer and peripheral equipment, board level repair, de-manufacturing and reclamation services for flat panel display and computer products, returns management services, and anticipates providing end-of-life cycle services for all such products.

We are a market leader in the consumer electronics segment of the reverse logistics industry providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.  Our strategy addresses the overall market from both the end-user driven product support and repair industry and from the manufacturer-driven e-Waste recovery industry.  While these two industries have different characteristics, they have significant operational synergies.  We are focused on becoming a full-service provider of repair, refurbishment, parts distribution and end-of-life cycle services in other industries. To that end and to augment our growth, we intend to continue to acquire additional businesses that either repair and refurbish equipment or distribute parts typically used in the repair and refurbishment process, as well as those that provide e-Waste recovery services. We presently provide single source life cycle professional management services for technology products to businesses and consumers in the North American market initially, and expect to commence full-scale operations in Mexico to serve the Latin America market and Canada within the next 60 days.

Encompass Parts owns Cyber-Test, Inc., a Delaware corporation acquired in June 2004 ("Cyber-Test"), which is headquartered in Florida and currently operating as Encompass Service Solutions, Inc.  Encompass Service Solutions operates as an independent service organization with the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management.  Encompass Service Solutions' technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.  Encompass Service Solutions expanded in fiscal 2009 by opening a service center in one of our suburban Atlanta parts distribution warehouses to perform board repair and other reverse logistics functions enabling us to offer a full range of integrated services to customers.  We intend to open additional service centers in more of our distribution facilities to become the only company in the industry to offer fully integrated services on a nation-wide basis.

On August 17, 2007, Encompass Parts completed the acquisition of Vance Baldwin, Inc., a consumer electronics parts distributor that has been a leader in the industry for over fifty years.  Vance Baldwin had operations in southern Florida and suburban Atlanta, and now an operation in Las Vegas, and distributes tens of thousands of different parts (i.e., SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution.  In addition, Vance Baldwin provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment.

On July 14, 2008, Vance Baldwin entered into an agreement with Philips Consumer Lifestyle North America (“Philips”), a division of Philips Electronics North America Corporation.  Under the terms of the agreement, Vance Baldwin, as single primary authorized distributor, assumed the management and execution responsibilities for operational and order fulfillment of the replacement parts business for Philips’ digital flat panel display products.  In this role the Company sells replacement parts to independent service centers as well as other parts distributors with whom it competes.  Under terms of this agreement, the Company purchased approximately $4,200 of inventory directly from Philips.

On August 1, 2008, Encompass Parts completed the acquisition of Tritronics, Inc., an OEM-authorized consumer electronics parts distributor that has been in business since 1975 and has operations in suburban Baltimore and Miami.  Tritronics similarly distributes tens of thousands of different parts (i.e., SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution.  In addition, as with Vance Baldwin, Tritronics also provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment.   Tritronics is a distributor of replacement parts in the U.S. for substantially all of the major OEM manufacturers, with a particularly strong market presence selling to the extensive network of independent service centers that operate nationwide.  During fiscal 2009, Encompass Parts Distribution formed subsidiaries in Mexico and Canada in anticipation of commencing operations in each of those countries in fiscal 2010.

As a key component of our rebranding initiative that began in fiscal 2009, Vance Baldwin and Tritronics, now operating on an integrated single technology platform, are known throughout the industry as Encompass Parts Distribution.

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

Historical growth in sales of consumer electronics and computer and peripheral equipment, partly fueled by the continuing introduction of new products, is driving the need for reverse logistics and repair services as offered by the Company.  There remains significant opportunity for above average company growth within the industry by continuing to increase capabilities across the product life cycle.  While the demand for reverse logistics and repair services is adversely impacted by economic downturn cycles we believe the long-term need for such services may not be as severely impacted as retail sales levels may be since consumers generally are more likely to repair currently owned equipment if a new product purchase is deferred.

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

The reverse logistics industry has traditionally been generally comprised of businesses that are either parts suppliers or repair, refurbishment and returns management operations; our strategy is to offer, on a nation-wide basis, all such services on an integrated value-added basis.

Parts Suppliers

Historically, parts suppliers tended to be regionally focused and lack the ability to provide customers with a national solution, therefore only serving the network of repair centers and onsite service technicians in their surrounding areas.  Today, part suppliers are still regionally based, and struggle with the cost of supporting customers nationally due to the minimum service requirement of two-day delivery, forcing them to resort to expensive freight methods such as two-day air delivery.  Some parts suppliers have vertically integrated repair operations, leveraging the sourcing of parts from their own inventory.  Parts distribution companies tend to specialize around certain product categories, and/or specific OEMs.  OEMs control parts access and in some cases (for example, Apple and Sony for certain product lines) make it virtually impossible for independent service or parts providers to gain direct access to their parts.    To extend the life of products and to prevent inefficient post-manufacturing parts production (after a product line is closed), OEMs will apply core charges to circuit boards and other high mortality items to extend product life.

Repair, Refurbishment and Returns Management Companies

Historic repair and refurbishment activities for technology products have been organized based on the proximity of the repair center to the end-user.  Examples include the independent service dealer handling in-warranty authorized repairs for OEMs or out-of-warranty repairs for end consumers (all walk-in driven).  The industry has witnessed consolidation in service repair centers, as well as groups aligning together to create a national network for OEMs.  Over the last 20 years, much of the growth of the service contract business has been driven by large insurance agencies that have acquired a sizeable portion of the former out-of-warranty repair business and placing it under the service plans they underwrite.

The larger scale operations have historically been run by OEMs.  Integrated circuitry, power source improvements and lifestyle changes are driving products toward smaller dimensions.  As a result, price pressures from imports, fickle consumer demand and manufacturer consolidation have forced OEMs to close these large scale facilities and outsource work to external service providers or cobble together a network to replicate this operation.  The influx of Asian OEMs, many of which are Chinese manufacturers historically focused on private label manufacturing for major US brands (e.g., Panasonic, Sony, etc), have been aggressively selling into the U.S. with extremely cost-competitive products.  However, these OEMs do not possess the requisite US-based service infrastructures and, therefore, are driving additional demand toward a group of smaller external service providers.  In addition to pure service delivery, the repair and refurbishment companies are broadening their offerings to include level II and III technical support, diagnosing and potentially repairing equipment directly over the phone with the end user.  (Level II support is typically a technical representative advising a consumer.  Level III support is typically a more highly trained technical representative advising a technical person.)   As equipment becomes more integrated with other systems and software, it has become necessary for the repair centers to offer this value added service.   An industry trend is the rise of so-called “Big Box” retailers entering into this area, such as Best Buy through its “Geek Squad” group and formerly Circuit City through its “Firedog” group.

The Equipment Warranty/Repair Management Industry

Warranty periods, including product warranties issued by manufacturers and extended life warranties issued by third-party insurers, as well as longer product life cycles, demand a maintenance/repair commitment that can typically support a product for up to ten years.  In addition, the industry relationship among OEMs, TPS’s and similar organizations, and the third- and fourth-party service providers has become more complex.  The end-user, or consumer, must have assurance that products are supported by an after-sales service system capable of providing preventive maintenance and/or an immediate remedy upon equipment failure.

With the technological advances and associated cost reductions in shipping, the warranty provider’s challenge is to meet and exceed customer’s expectations with respect to speed of response.  The repair/warranty industry has seen a shift towards outsourcing warranty service to companies whose primary purpose and core strength is to manage complex demands of the repair/warranty chain process.  Warranty service companies are expected to be able to:

•	offer one-stop / turnkey service;

•	have the technical ability to repair multi-products for multi-vendors;

•	offer advance exchange of office equipment computer peripheral products;

•	offer distribution logistics from call management through delivery; and

•	demonstrate supply-line parts management logistics efficiencies.

Ultimately, the success or failure of meeting warranty commitments will depend on the ability of the warrantor or its service provider to have the right component in the right place, at the right time, and the right skills, to affect the necessary repair at the most cost-effective price.

Our Products and Services

Encompass Parts Distribution

Parts and Sales.  Formerly two of the nation’s largest distributors of parts for consumer electronics products, computers, printers and fax machines as well as office supplies, Vance Baldwin and Tritronics, now operating as one entity, Encompass Parts Distribution, currently sell from stock and have access to over five million parts for distribution.  Customers can view a full listing of parts inventoried parts at all five Encompass Parts Distribution warehouses through its website and, if any part is not in stock, it can usually be made available in one business day.  Encompass Parts Distribution’s unique parts ordering system affords the capability to search, order, and buy parts without an OEM part number, and its search feature will cross-reference to other OEMs or parts manufacturers that may fit the desired part.  Parts and products sold are typically backed with a full OEM warranty.

Traditionally, Encompass Parts Distribution as Vance Baldwin and Tritronics served customers in the Eastern half of the country, although Tritronics had more of a nationwide presence as it typically focused more on the smaller independent service centers than Vance Baldwin and the Company’s one other major competitor. Vance Baldwin had a strong market presence with national “big box” retailers and rental organizations, hence it focused more on the Eastern half of the country.  Freight costs make it prohibitively costly to supply customers on a nation-wide basis, hence, all competitors, with the exception of one other major competitor, are substantially smaller and serve smaller regions.  In March 2009, Encompass Parts Distribution opened a warehouse in Las Vegas to become the first parts distributor to offer nation-wide services with two-day ground shipping capability to virtually any of the lower 48 states.

Encompass Parts Distribution, through Vance Baldwin, has now entered into contractual agreements with virtually all of the country’s largest providers of extended warranty plans to consumers for an innovative program described below.  (Extended warranty plans are purchased in approximately 15% of product purchases that consumers make at “big box” and other retailers for flat screen TV’s, cell phones, PDA’s, printers and laptop computers.)  Under the program, which includes internally developed proprietary technical information systems, Encompass Parts Distribution supplies parts to the thousands of repair businesses, like Encompass Service Solutions, that provide repair services on behalf of the extended warranty providers.  The advantage of the program to the extended warranty provider is (a) standard pricing for parts and (b) a system that offers control over the repair cycle so that the extended warranty provider has the ability to monitor both the repair cycle status and associated cost for hundreds of thousands of open repair jobs, an ability that did not previously exist to any meaningful degree.  As a result of this program, Encompass Parts Distribution has increased the volume of parts sales made directly to extended warranty providers.

Encompass Parts Distribution is a major distributor for the largest, well-known OEMs in the world, such as Panasonic, Samsung, Toshiba, RCA, JVC, Sony, Philips, and many others, as well as the predominant supplier to the largest retailers, such as Best Buy and Rent-a-Center.

Call Center Technical Support.  Encompass Parts Distribution offers customer support through their Call Centers, averaging approximately 59,000 calls per month.  The principal service provided by the Call Centers is assisting customers with parts searches and purchases.

Encompass Service Solutions

Repair and Exchange. Encompass Service Solutions operates in the reverse logistics industry within the office equipment and computer peripheral products repair/warranty management industry, with its primary focus on facsimile machines, printers, scanners, PDAs, laptop computers, monitors, and multi-function units.  The following describes the individual components that make up the current Encompass Service Solutions family of products and services.

Encompass Service Solutions has offered board-level repair of technical products for more than 20 years, and offers service programs for equipment dealers, OEMs, extended warranty companies, retail outlets and end-users.  The service programs include:

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

Encompass Service Solutions’ repair and exchange service is managed by an internally designed and developed proprietary information system internally  with software-tracking that allows customers or the call center function (whether it is onsite at Encompass Service Solutions’ facilities or at the customer’s facility) to track on a real-time basis the repair status of any given unit, including a date of return delivery to the end-user, while at the same time allowing Encompass Service Solutions to manage the output volume and quality of the repair process. This software allows its clients to view their inventory, parts, parts used per unit, and the status of all equipment on a real-time basis via its secure website.  Clients may also change priorities and accelerate orders directly from this proprietary, customized web portal.  Repair work is principally performed for OEM’s, retailers and TPAs under warranty programs.

Parts and Sales.  Encompass Service Solutions stocks a line of parts, accessories, and consumables for its in-house repair needs and offers these parts for sale as well.  Encompass Service Solutions stocks over 30,000 parts for printers, facsimile machines, scanners, laptops, monitors and PDAs.  A customer can view a full listing of parts at Encompass Service Solutions’ website and, if any part is not in stock, it can usually be made available in one business day.  Encompass Service Solutions' unique parts ordering system affords the capability to search, order, and buy parts without an OEM part number, and its search feature will cross-reference to other OEMs or parts manufacturers that may fit the desired part.

Further, Encompass Service Solutions stocks an extensive inventory of new and refurbished equipment available for purchase.  New equipment is backed with a full OEM warranty, and 90-day warranties are offered by Encompass Service Solutions for refurbished units.

Call Center Technical Support.  Encompass Service Solutions offers partial or full (turnkey) Help Desk support through its Call Center.  The Call Center has handled as many as 25,000 calls per month from its customers and currently averages approximately 9,000 calls per month.  The Call Center has a phone-fix rate of approximately 69%, which significantly reduces costs to again service a product that Encompass Service Solutions repaired and guaranteed under a 90-day warranty.  Encompass Service Solutions' Call Center is the sole technical help line for selected Xerox printers and fax machines.

Logistics and Outsourcing.  Encompass Service Solutions offers its customers an outsourcing service of inventory, warehousing, and shipping of parts and end products for warranty fulfillment, with full refurbishing and inspection programs including "A" and "B" goods logistics.  OEMs can direct all store returns to Encompass Service Solutions for inspection.  If units have not been taken out of the box, those items can be inspected and resold out as "A" goods.  Products that have been used or are defective are processed through the refurbishment process and repackaged and resold as "B" goods.  Encompass Service Solutions can assist the OEM with "B" goods distribution and resale.

Encompass Service Solutions also has a salvage division that receives extended warranty products that were "bought out" by the warranty provider. Products are received, sorted and palletized for resale to wholesalers worldwide.

Service Contracts.  Encompass Service Solutions has established relationships with a number of insurance companies and third-party service providers to provide full repair and call center support service.  Extended manufacturer’s warranties sold at retail stores are typically backed by a third party insurance company.  In other cases, the extended warranty is managed by the retailer itself.  If a product covered in a service contract is determined to be in need of repair by the Call Center, a replacement unit may be sent directly to the end-user in exchange for the unit needing repairs.  Encompass Service Solutions manages the process from call receipt and receiving the defective product back from the customer, to tracking the product, repairing the returned units, and managing against customer fraud.  In fiscal 2009, Encompass Service Solutions lost a contract to repair laptops with one of its two major customers.

Encompass Service Solutions also offers an "Advance Exchange" program, known as ADVANCEX™, which provides same day service to its customers on all products Encompass Service Solutions repairs.  With the ADVANCEX™ program, Encompass Service Solutions can ship an equivalent-to-new ("ETN") replacement product directly to the customer if phone support fails to correct the problem.  The customer then returns the defective unit to Encompass Service Solutions for repair and refurbishment and subsequent use for another customer.  A special capability of Encompass Service Solutions’ proprietary system is that it allows the OEM to gather failure analysis and failure trends critical to the release of new products.  This information is collected online while Encompass Service Solutions is providing Level II and III technical support directly to the customer.    The ADVANCEX™ program has resulted in decreased product returns and increased customer satisfaction.

Competition

Encompass Parts Distribution

Encompass Parts Distribution’s business (formerly Vance Baldwin and Tritronics operating as competitors) is highly competitive within the geographic area in which it operates, which recently expanded from predominately being in the Eastern half of the country to that of a national capability.  It competes with numerous smaller, more regionally restricted firms in the Eastern half of the country, while in the Western half of the country if primarily competes against one large distributor.

Competition within the parts distribution segment of the reverse logistics industry is based on service, price, availability of parts (“fill rate”), speed and accuracy of delivery, depth of technical know-how and the ability to tailor specific solutions to customer needs.  Encompass Parts Distribution is very proficient in forging technological links with suppliers and customers to streamline the exchange of information for ordering, shipping and paying, something which has provided a clear competitive advantage over other parts distributors.

As mentioned above, freight cost is a major expense component affecting all parts distributors.  With the relocation of its warehouse operation to a larger facility in April 2006, Vance Baldwin lowered freight costs and gained the ability to ship to more customers by two-day land delivery, thereby reducing its reliance on more costly air shipping.  Presently, with five warehouses located in Georgia, Florida, Maryland and Nevada, the Company enjoys competitive advantage over its regional competitors.

Competitors of Encompass Parts include MTI/Andrews Electronics, Herman Electronics, Fox International, Union Electronics, Cumberland and Partsearch.

Encompass Service Solutions

Encompass Service Solutions' business is highly competitive in each area from which it derives revenue.  It competes with some larger and numerous smaller companies that provide repair services for office equipment and computer peripheral products, that supply parts and consumables to end-users and other repair companies of such equipment and products, and with other sellers of new equipment and resellers of refurbished equipment and products.

Competition within the office equipment and computer peripheral products service and repair industry is based on quality of service, depth of technical know-how, price, availability of parts, speed and accuracy of delivery, and the ability to tailor specific solutions to customer needs.  In the U.S., there are hundreds of manufacturers of technical products of the type Encompass Service Solutions repairs, hundreds of independent companies that repair products in a manner similar to Encompass Service Solutions, as well as hundreds of companies that supply parts and components for use in repair, and thousands of independent service technicians that do on-site repair.  In addition, there are thousands of companies that sell technical products that may need repair, and many of these do their own repair or service work.

Many of Encompass Service Solutions' competitors are larger in terms of revenue, customers and employees, such as privately-held companies DEX and Nexicore.  Encompass Service Solutions also competes with OEMs and major retailers that do their own repair work.

Customers

Encompass Parts Distribution

Encompass Parts Distribution currently sells to approximately 20,000 active customers, many for a decade or more.  With the acquisition of Tritronics in August 2008, the concentration of Vance Baldwin’s business among three specific customers was diminished as approximately 75% of Tritronics’ sales volume is derived from sales to the nationwide network of thousands of independent service contractors.  During the fiscal years ended June 30, 2009 and 2008, sales to these three customers accounted for approximately 25% and 52% of its total sales, respectively.  In March 2009, one of these three customers went out of business after an unsuccessful effort to reorganize under bankruptcy protection.

  Encompass Service Solutions

Encompass Service Solutions currently generates a significant portion of its revenues from two large customers.  During the fiscal years ended June 30, 2009 and 2008, sales to these two customers accounted for approximately 69% and 74% of its total sales, respectively.  In the third quarter of fiscal 2009, Encompass Service Solutions’ was notified that it lost its contract to perform laptop repair work for its largest customer.  This repair work, which accounted for 36.9% and 40.2% of revenue in fiscal 2009 and fiscal 2008, respectively, will end by September 2009.

In fiscal 2009, Encompass Service Solutions opened a board repair and parts reclamation facility in an Encompass Parts Distribution warehouse operation in Georgia, and plans to open another such facility in the Las Vegas warehouse operation.  Its ability to expand service, locations and customer base is dependent upon many variables including its ability to successfully attract and retain technicians that are capable of performing repair on all brands and models of office equipment and computer peripherals at prices which remain competitive.

Encompass Parts Distribution and Encompass Service Solutions have many customers in common, which will increase as the Company sells not just parts or repair services on a standalone basis, but comprehensive programs integrating parts supply, repair services, parts reclamation and asset recovery services, etc.

Principal Suppliers

Encompass Parts Distribution is an authorized distributor for the largest, well-known OEMs of consumer electronic products in the world, such as Panasonic, Samsung, Toshiba, RCA, JVC, Sony, Sharp, Visio and Philips, the principal suppliers of the products it sells.

Intellectual Property

The Company utilized and owns several domain names.  The Company uses the name "Green Choice Parts" to identify certain goods and services, and has applied for federal trademark registration of Green Choice Parts.  We also use the name "Encompass" and our logo in various forms, such as “Encompass Parts Distribution” and “Encompass Service Solutions”, in connection with our goods and services.

As an authorized distributor for the largest, well-known OEMs of consumer electronic products in the world, Encompass Parts Distribution has contracts with each of the OEMs that typically are one year in duration.  Through Vance Baldwin and Tritronics, Encompass Parts Distribution enjoys long-term relationships with each OEM.  As mentioned above, the OEMs are restrictive in terms of granting authorization to additional distributors.  In fact, many have not named any new distributors in a number of years.

The Company has entered into contracts with some of its customers; however, such are typically cancellable upon a relatively short notice period by either party for convenience.  With the majority of its customers, there is no written contractual arrangement.

Encompass Parts Distribution and Encompass Service Solutions have developed proprietary IT systems that are integral part of the business and, management believes, afford it a competitive advantage.

Government Approval/Regulation

The Company does not presently require government approvals to conduct its core business, nor is its core business subject to existing or probable governmental regulations.

Research and Development Activities

The Company currently conducts no research and development activities.

Environmental Laws

The Company’s operations do not involve activities that are subject to comprehensive environmental laws.  To the extent that the Company’s operations are subject to local, state and federal environmental laws, regulations and ordinances, including waste disposal activities, the Company is in material compliance with such laws, regulations and ordinances.

Company History

We were incorporated in Florida on April 30, 1998 under the name Media Forum International, Inc. ("Media Forum") and were inactive from April 1998 to June 1998, except for the issuance of founders’ shares during such time period.  On April 7, 1999, Advanced Communications Technologies, Inc., a Nevada corporation ("Advanced Communications (Nevada)") merged with and into us.  Pursuant to this merger, the shareholders of Advanced Communications (Nevada) received 90% of our outstanding common stock and we received all of Advanced Communications (Nevada)’s assets.  These assets included all of the North and South American rights to market and distribute SpectruCell, a wireless software-defined radio ("SDR")-based communications platform under development in Australia by entities related to a founding shareholder, to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communications signals through one base station.  We subsequently changed our name from Media Forum to Advanced Communications Technologies, Inc.  Upon completion of the merger, we changed our trading symbol to "ADVC."  As a result of the merger, Advanced Communications (Nevada) ceased to exist as a separate entity.

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

•           the offer and sale of a significant preferred stock investment of $6.3 million to ACT-DE, LLC, an affiliate of H.I.G. Capital, LLC, which, together with certain other parties, received newly designated Series C Convertible Preferred Stock, par value $.01, constituting approximately 79.5% (if converted) of the ownership interest in the Company (before dilution for stock options issued to management as described herein); and

•           the issuance of approximately $23.4 million in senior and subordinated notes pursuant to a Note Purchase Agreement, for which Sankaty Advisors, LLC is the collateral agent.

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

•           the offer and sale of shares of Series E Preferred Stock, for an aggregate purchase price of $4,166,672 to ACT-DE, LLC and the other holders of its Series C Preferred; and

•           the issuance of approximately $13.2 million in additional subordinated notes under an Amended and Restated Note Purchase Agreement with our existing lender.

On January 15, 2009, the Company formed Encompass Service Solutions, Inc., a Delaware corporation.

On January 15, 2009, the Company formed Encompass Parts Distribution, S. de R.L. de C.V., a Mexican corporation, in connection with the contemplated expansion of its operations into Mexico.

On June 18, 2009, the Company formed Encompass Distribution Canada, Inc., an Ontario, Canada corporation, in connection with the contemplated expansion of its operations into Canada.

Employees

As of June 30, 2009, the Company had 305 full-time equivalent employees.

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

Making and Integrating Acquisitions Could Impair the Company’s Operating Results.

A component of our strategy for growth and expansion include the acquisition of businesses that will complement or expand upon our current suite of services.  Acquisitions involve a number of risks, including diversion of management’s attention from current operations; disruption of the Company’s ongoing business; difficulties in integrating and retaining all or part of the acquired business, its customers and its personnel; and the effectiveness of the acquired company’s internal controls and procedures.  The individual or combined effect of these risks could have an adverse effect on the Company’s business.  In paying for an acquisition, the Company may deplete its cash resources or issue additional debt or equity securities.  Furthermore, there is the risk that the Company’s valuation assumptions, customer retention expectations and its models for an acquired product or business may be erroneous or inappropriate due to foreseen or unforeseen circumstances and thereby cause the Company to overvalue an acquisition target.  There is also the risk that the contemplated benefits of an acquisition may not materialize as planned or may not materialize within the time period or to the extent anticipated.  The occurrence of one or more of the foregoing risks associated with an acquisition could have a material adverse effect on our results of operations.

There can be no assurance that the Company will be able to successfully integrate any future acquisition with the Company’s existing business. The Company could have difficulty retaining and assimilating new personnel, retaining vendors of the acquired business, and assimilating the services of the acquired business into the Company’s overall operations. These difficulties could disrupt the Company’s business, distract its management and employees, increase expenses and adversely affect the Company’s business, results of operations and financial condition. The Company did not, however, experience any integration or assimilation issues with the acquisition of the Tritronics business and personnel with and into the Encompass Parts brand during the current fiscal year.

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

The Company has not experienced any difficulty in the past two years in satisfying its quarterly principal and interest debt service payments nor the one-time principal prepayment on its senior debt.

Failure To Meet Certain Financial Covenant Tests required By Our Debt Agreements Would Result In An Event Of Default.

Our ability to meet certain financial covenants will depend on our ability to generate earnings from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot provide any assurances that we will have sufficient earnings to meet our financial covenant tests.

New Equity Financing Could Dilute Current Stockholders.

If we raise additional funds through equity financing to meet the needs discussed above, it may have a further dilutive effect on existing holders of our shares by reducing their percentage ownership. The shares may be sold at a time when the market price is low because we need the funds. This will dilute existing holders more than if our stock price was higher. In addition, equity financings often involve shares sold at a discount to the current market price.

The Loss Of Any One Of our Key Customers Could Have A Material Adverse Effect On Our Business.

We rely heavily on the business of a limited number of key customers. While some of these key customers are contractually committed, these contracts are terminable within 60 to 90 days.  If two or more of these key customers terminate their relationships with us, it could have a material adverse effect on our business.

Our Business Could Suffer If There Is A Prolonged Economic Downturn.

We believe the need for reverse logistics and repair services may not be as severely impacted by economic downturn cycles to the extent that retail sales levels may decline since consumers are more likely to repair currently owned equipment if a new product purchase is deferred.  Nevertheless, there is no assurance that a prolonged national or regional economic downturn will not have a material adverse effect on our businesses.

Fluctuations In The Price Or Availability Of Office Equipment Parts And Computer Peripheral Products Could Materially Adversely Affect Us.

The price of office equipment parts and computer peripheral products that Encompass Service Solutions purchases and the parts for consumer electronics, printers, appliances, and computers that Encompass Parts purchases for resale may fluctuate significantly in the future. Changes in the supply of or demand for such parts and products could affect delivery times and prices. We cannot provide any assurances that  Encompass Parts and Encompass Service Solutions will continue to have access to such parts and products in the necessary amounts or at reasonable prices or that any increases in the cost of such parts and products will not have a material adverse effect on our business.

We Could Be Materially Affected By Turnover Among Our Service Qualified Technical and Other Personnel.

 Encompass Parts and Encompass Service Solutions depend on their ability to identify, hire, train, and retain qualified technical and other personnel as well as a management team to oversee the services that each provide. A loss of a significant number of these experienced personnel would likely result in reduced revenues for and could materially affect our business. Our ability to attract and retain qualified personnel depends on numerous factors, including factors we cannot control, such as conditions in the local employment markets in which it operates. We cannot provide any assurances that Encompass Parts and Encompass Service Solutions will be able to hire or retain a sufficient number of qualified personnel to achieve their financial objectives.

We Could Fail To Attract Or Retain Key Personnel.

Our success largely depends on the efforts and abilities of key corporate executives as well as key executives at  Encompass Parts and Encompass Service Solutions. The loss of the services of these key executives could materially adversely affect our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues.

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

There is a very limited public market for our common stock, and there can be no assurance that an active trading market will continue. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as possible quarterly fluctuations in our financial results, changes in the overall economy and the volatility of the financial markets, could cause the price of our common stock to fluctuate substantially.

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

Holders of our preferred stock are entitled to a number of rights and preferences which holders of shares of our outstanding common stock do not and will not have.  Among these rights and preferences is a preference on a sale or liquidation of the Company, which means that holders of preferred stock will be entitled to receive the proceeds out of any sale or liquidation of the Company before any such proceeds are paid to holders of our common stock.  In general, if the proceeds received upon any sale or liquidation do not exceed the total liquidation proceeds payable to the holders of preferred stock, holders of common stock would receive no value for their shares upon such sale or liquidation.

Certain Private Stockholders, such as ACT-DE, LLC and Some of Our Directors and Officers, Control a Substantial Interest in the Company and thus may Influence Certain Actions, Including Actions Requiring a Shareholder Vote.

ACT-DE, LLC and our officers and directors own approximately 72.78% of our outstanding common stock in the aggregate on a fully diluted basis.  As a result, these shareholders have the ability to influence certain actions requiring a shareholder vote, including the election of directors.  In connection with our recapitalization in August 2007, we entered into a Stockholder Agreement with, among other parties, ACT-DE, LLC.  The Stockholder Agreement includes provisions regarding the election of certain individuals, or individuals nominated by certain parties, to our Board of Directors.  As a result, certain private stockholders and some of our officers and directors may have the ability to influence certain actions, including actions requiring a shareholder vote.

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

Encompass Service Solutions leases an aggregate of approximately 37,300 square feet in office/shop/warehouse facility space in three separate buildings in the same building complex in Longwood, Florida, generally under one-year triple net lease that carries a one-year option renewal option.

Encompass Parts Distribution, through Vance Baldwin, leases a 55,985 square foot office/warehouse facility in Lawrenceville, Georgia under a lease that commenced February 15, 2006 with a termination date of June 30, 2011, and carries a one-year option.  Encompass Parts Distribution entered into a lease for a second 50,900 square foot office/warehouse facility, also in Lawrenceville, Georgia, under a lease that commenced August 1, 2008 with a termination date of October 10, 2013.  On December 1, 2008, Encompass Parts Distribution entered into an amendment of the latter lease for an additional 100,300 square feet of contiguous space, for a total of 151,200 square feet at that facility.  The original termination date of October 10, 2013 was extended and modified to be May 31, 2014 for the total of 151,200 square feet.  Vance Baldwin also leases a 10,010 square foot office facility in Ft. Lauderdale, Florida under a lease that commenced May 1, 2008 and ends on May 1, 2011.

Encompass Parts, through Tritronics, leases a 43,100 square foot office/warehouse facility located in Abingdon, Maryland and a 13,500 square foot office/warehouse facility located in Miami, Florida.  The Abingdon Lease, which has a five-year term with an option for one additional five-year period, also contains an opt out provision whereby the Company can terminate the lease if it does not meet certain financial targets.  The Miami Lease has a two-year term with no renewal option.

 Encompass Parts leases a 38,400 square foot office/warehouse facility located in North Las Vegas, Nevada, under a lease that commenced February 1, 2009 and ends on March 31, 2012.

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

Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol “ECGA.”  As of September XX, 2009, there were 13,286,151,226 common shares issued and outstanding and approximately 550 holders of record.  The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".  There are approximately 6,500 such holders of common stock

The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

	High Bid	Low Bid
Fiscal Year 2009
Quarter Ended September 30, 2008	$.0005	$.0003
Quarter Ended December 31, 2008	.0004	.0001
Quarter Ended March 31, 2009	.0002	.0001
Quarter Ended June 30, 2009	.0004	.0002

Fiscal Year 2008
Quarter Ended September 30, 2007	$.0008	$.0006
Quarter Ended December 31, 2007	.0014	.0006
Quarter Ended March 31, 2008	.0009	.0004
Quarter Ended June 30, 2008	.0008	.0005

Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

We did not pay any dividends during fiscal 2009 and have never paid any dividends on our capital stock.  We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as our Board of Directors deems relevant.  Our agreements with the holders of our Senior and Subordinated Notes restrict the payment of dividends.  The provisions of our Series C Convertible Preferred Stock prohibit the payment of dividends on common stock, or other capital stock ranking junior to the Series C Preferred Stock, without the consent of a the holders of a majority of the Series C Preferred Stock.  In addition, so long as any shares of Series E Preferred are outstanding, no dividends may be paid or distributions made on the common stock or any class of preferred stock ranking junior to the Series E Preferred until all accrued but unpaid dividends, if any, on the Series E Preferred have been paid, unless:

	the Company obtains the written consent of the holders of a majority of the outstanding shares of the Series E Preferred; or

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

Issuer Purchases of Equity Securities

We did not make any purchases of equity securities during the fourth quarter of fiscal year ended June 30, 2009.

Item 6.  Selected Financial Data

As a smaller reporting company, the Company has elected scaled disclosure reporting and therefore is not required to provide information required by this Item 6.

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

General

We specialize in the technology aftermarket service and supply chain known as reverse logistics. Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc., a Delaware corporation ("Encompass Parts"), and Encompass Service Solutions, Inc. (a Delaware corporation, also known as Cyber-Test, Inc.) collectively operate businesses that, on a national  level, provide parts procurement and distribution services, depot repair of consumer electronics, computer and peripheral equipment, board level repair, de-manufacturing and reclamation services for flat panel display and computer products, returns management services, and anticipates providing end-of-life cycle services for all such products.

We are a market leader in reverse logistics for the consumer electronics industry by providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.

Encompass Parts owns Vance Baldwin, Inc., Tritronics, Inc. and Cyber-Test, Inc. dba Encompass Service Solutions, which collectively engage in the distribution of replacement parts for electronic equipment and the repair of such equipment.  Vance Baldwin is headquartered in Ft. Lauderdale, FL, and operates out of two warehouse facilities located in Lawrenceville, Georgia and one in Las Vegas, Nevada; Tritronics is headquartered in Abington, MD, near Baltimore, MD, with its warehouse facilities located in Abington and Miami, FL; and Encompass Service Solutions’ headquarters and operating facilities are based in Longwood, Fl, near Orlando, FL.  The Company operates as one segment in the reverse logistics industry serving the electronics industry.

Critical Accounting Policies, Estimates and Judgments

The Company’s significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K for the year ended June 30, 2009.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies.  Actual results may differ from estimates.  Critical accounting policies requiring the use of estimates and assumptions include the following:

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

Use of Estimates

The preparation of the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.  In particular, significant estimates are required to determine reserves for excess and obsolete inventory.  If the actual amounts differ from these estimates, the Company’s operating results could be adversely impacted.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values is recorded as “Goodwill”.  Historically, in accordance with SFAS No. 141, the Company has included transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs as part of the purchase price of its acquisitions.  As described below in “Recent Accounting Pronouncements”, under SFAS Statement No. 141(R), effective July 1, 2009, the Company will be required to expense such costs as incurred.  At June 30, 2009, the Company had $1,111 of deferred transaction costs which it will be required to write off in the quarter ending September 30, 2009.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), purchased intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  The Company amortizes such intangible assets on a straight-line basis (which approximates consumption of economic value) over their respective useful lives.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and purchased intangibles with indefinite lives are not amortized, but are reviewed periodically for impairment.

Inventory, Replacement Parts and Equipment

Inventory of OEM parts purchased for resale within the reverse logistics industry, which consists solely of finished goods, is valued at the lower of cost (average cost basis) or market, using the first-in, first-out (“FIFO”) method.

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

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the consolidated balance sheets.  Core charges associated with goods in inventory in the amount of $1,702 and $749 are included in prepaid expenses and other current assets as of June 30, 2009 and 2008, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments.  The fair value of the Company’s long-term debt is estimated based on the rates currently available to the Company for debt of the same remaining maturities.  The carrying amounts of the Company’s long-term debt obligations approximate its fair value.

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

Stock Based Compensation

The fair value of stock option grants is calculated using the Black-Scholes Option Pricing Model.  The exercise price of stock options granted is equal to or greater than fair market value at the date of grant as determined by the closing price per share.  The Company recognizes compensation expense for the entire award over the period of vesting.  Performance based compensation is recorded when the underlying criteria is considered probable of being met.

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

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2009 TO THE FISCAL YEAR ENDED JUNE 30, 2008

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

Summary of Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the years ended June 30, 2009 and 2008:

	2009	2008
Net sales	100.0%	100.0%
Cost of sales	74.1	78.6
Gross profit	25.9	21.4
Operating expenses	18.8	17.9
Income from operations before other expenses	7.1	3.5
Interest expense, net of other income	(5.7)	(4.1)
Income (loss) before tax benefit	1.4	(0.6)
Income tax benefit	1.2	6.9
Net income	2.6%	6.3%

Net Sales

Net sales for the fiscal year ended June 30, 2009 amounted to $110,084 as compared to net sales of $64,327 for the fiscal year ended June 30, 2008, an increase of $45,757, or 71.1%.  The increase in net sales for Encompass Parts was attributable to (i) for Vance Baldwin, the effect of new customer additions and a distribution agreement entered into with a major producer of digital flat panel display products, and, to a lesser extent, the inclusion of Vance Baldwin’s net sales in the fiscal year ended June 30, 2008 only since August 17, 2007, the date of its acquisition, and (ii) for Tritronics, the inclusion of Tritronics’ net sales in the fiscal year ended June 30, 2009, since August 1, 2008, the date of its acquisition, compared to $0 in the fiscal year ended June 30, 2008.

Cost of sales

Our cost of sales totaled $81,562 for the fiscal year ended June 30, 2009 as compared to $50,543 for the fiscal year ended June 30, 2008, an increase of $31,019, or 61.4%.  Our gross profit increased to $28,522 for the fiscal year ended June 30, 2009 as compared to $13,784 for the fiscal year ended June 30, 2008, with gross margins increasing to 25.9% from 21.4% for the comparable periods.

The increase in cost of sales and gross profit and improvement in gross margin were primarily due to the inclusion of Vance Baldwin and Tritronics in the current period following their acquisitions as described above, as well as from the current year increase in sales recorded by Vance Baldwin for the reasons described above.  The increase in gross margin is attributable to changes in customer and product mix.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2009 and 2008 were $20,687 and $11,544, respectively, representing a $9,143, or 79.2%, increase.  The net change was primarily attributable to an increase of $8,264 selling, general and administrative expenses for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008.  This increase was primarily due to the inclusion of expenses of Vance Baldwin and Tritronics for twelve and eleven months in the current period, respectively, and for ten and a half and zero months in the earlier period, respectively, following their acquisitions in fiscal 2008 and 2009, respectively, and increased expenses incurred by Encompass Parts in line with its growth in sales volume.

Depreciation and amortization for the fiscal year ended June 30, 2009 amounted to $2,124 compared to $1,245 for the fiscal year ended June 30, 2008.  The increase is primarily attributable to amortization expense associated with intangible assets acquired in connection with the acquisition of Tritronics.

Selling, general and administrative expenses increased to $18,563 for the fiscal year ended June 30, 2009 from $10,299 for the fiscal year ended June 30, 2008.  This increase was primarily due to the inclusion of expenses of Vance Baldwin and Tritronics for twelve and eleven months in the current period, respectively, and for ten and a half and zero months in the earlier period, respectively, following their acquisitions in fiscal 2008 and 2009, respectively, and increased expenses incurred by Encompass Parts Distribution in line with its growth in sales volume.

Other Income and Expenses

Other expense amounted to $6,227 for the fiscal year ended June 30, 2009, compared to $2,693 for the fiscal year ended June 30, 2008.  Interest expense, net, for the fiscal year ended June 30, 2009 was $6,390 compared to $2,752 for the fiscal year ended June 30, 2008, an increase of $3,638 due to interest on higher average amounts of senior and subordinated debt financing entered into in connection with the recapitalization and acquisitions of Vance Baldwin and Tritronics as described above, and an increase in interest expense recorded for the dividend on the Series E Preferred Stock (that is required to be classified as a liability) and to amortize additional deferred financing costs incurred in connection with such debt.

Income tax benefit

For the fiscal years ended June 30, 2009 and 2008, we realized an income tax benefit of $1,250 and $4,500, respectively, from the reversal of a portion of our deferred tax asset valuation allowance.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2008 TO THE FISCAL YEAR ENDED JUNE 30, 2007

Summary of Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the years ended June 30, 2008 and 2007:

	2008	2007
Net sales	100.0%	100.0%
Cost of sales	78.6	66.3
Gross profit	21.4	33.7
Operating expenses	17.9	45.7
	3.5	(12.0)
Interest expense, net of other income	(4.1)	(1.5)
Net income (loss) before tax benefit	(0.6)	(13.5)
Income tax benefit	6.9	—
Net income (loss)	6.3%	(13.5)%

Net Sales

Net sales for the fiscal year ended June 30, 2008 amounted to $64,327 as compared to net sales of $9,244 for the fiscal year ended June 30, 2007, an increase of $55,083, or 596%.  The increase in net sales was primarily due to the inclusion of Vance Baldwin sales generated in the period following the August 17, 2007 acquisition, and an increase in net sales by Encompass Service Solutions for the fiscal year ended June 30, 2008 over the prior year.   The increase in Encompass Service Solutions’ net sales during fiscal 2008 compared to fiscal 2007 was primarily due to an increase in repair orders from its two major customers, as well as an increase in repair orders from several customers added in fiscal 2008.

Cost of sales

Our cost of sales totaled $50,543 for the fiscal year ended June 30, 2008 as compared to $6,133 for the fiscal year ended June 30, 2007, an increase of $44,410, or 724%.  Our gross profit increased to $13,784 for the fiscal year ended June 30, 2008 as compared to $3,111 for the fiscal year ended June 30, 2007, with gross margins declining to 21.4% from 33.7% for the comparable periods.

The increase in cost of sales and gross profit was primarily due to the inclusion of Vance Baldwin’s results in the period.  The overall decrease in gross margin is primarily attributable to the effect of the inclusion of net sales and cost of sales of Vance Baldwin, which operates at a lower gross margin than Encompass Service Solutions.  Encompass Service Solutions experienced a decrease in gross margin due to a change in product mix and price adjustments for certain recurring work.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2008 and 2007 were $11,544 and $4,218, respectively, representing a $7,326, or 174%, increase compared to the fiscal year ended June 30, 2007.  The increase was primarily due to the inclusion of expenses of Vance Baldwin in the current period.

Depreciation and amortization for the fiscal year ended June 30, 2008 amounted to $1,245 compared to $75 for the fiscal year ended June 30, 2007.  The increase is primarily attributable to amortization expense associated with intangible assets acquired in connection with the acquisition of Vance Baldwin.

Selling, general and administrative expenses increased to $10,299 for the fiscal year ended June 30, 2008 from $3,743 for the fiscal year ended June 30, 2007, principally due to (i) the inclusion of Vance Baldwin’s expenses for the period following its acquisition, (ii) an increase in stock-based compensation expense in the current period compared to the earlier period, which increase is attributable to the expense associated with stock option grants made by the Company contemporaneously with the closing of the recapitalization and the acquisition of Vance Baldwin, and (iii) an increase in expenses incurred by Encompass Service Solutions to support a higher level of sales volume.

Other Income and Expenses

Other expense amounted to $2,693 for the fiscal year ended June 30, 2008, compared to $143 for the fiscal year ended June 30, 2007.  Other income amounted to $59 for the fiscal year ended June 30, 2008, compared to $0 for the fiscal year ended June 30, 2007, and includes a $75 gain on settlement of an amount due to a creditor as a part of the recapitalization on August 17, 2007.  Interest expense, net, for the fiscal year ended June 30, 2008 was $2,752 compared to $143 for the fiscal year ended June 30, 2007, with the increase due to the inclusion of interest on the debt financing entered into in connection with the recapitalization and the acquisition of Vance Baldwin.

As described further above, in fiscal 2008 we realized an income tax benefit of $4,500 from the reversal of a portion of our deferred tax asset valuation allowance.

Inflation and Changing Prices

The company’s net sales and revenues and income from continuing operations were not impacted by inflation or prices changes instituted by its suppliers during the fiscal years ended June 30, 2009 and 2008.  Typically changes in prices charged by the major OEMs that are the Company’s principal suppliers are passed on to customers, this enabling the Company to maintain its gross margin. Historically, the Company has experienced minimal inflationary effects as the prices charged for the products it purchases for resale more frequently decrease due to technological advances and producers’ economies of scale.

Liquidity and Capital Resources

Sources of Liquidity

At June 30, 2009, the Company had cash and liquid cash equivalents of $5,536 available to meet its working capital and operational needs.

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities was $(3,816) for the fiscal year ended June 30, 2009 compared to $152 provided for the year ended June 30, 2008.

Cash provided by operating activities in the year ended June 30, 2009 was principally due to net income of $2,858, non-cash charges of $3,358, for depreciation, amortization, provision for bad debt and stock-based compensation expense, an increase in accounts payable and accrued expenses of $2,367, a decrease in replacement parts and equipment of $358, which were more than offset by an increase in accounts receivable of $2,471 and increases in inventory of $6,706, amounts due from vendors of $1,089 and prepaid expenses and other assets of $1,241.  Recognition of a deferred tax asset in the amount of $1.25 million is included in net income for the fiscal year ended June 30, 2009, which represents a non-cash income component.

Cash provided by operating activities in the year ended June 30, 2008 was principally due net income of $4,047,  non-cash charges of $1,926 for depreciation, amortization, provision for bad debts and stock-based compensation expense, a decrease in accounts receivable of $315 and an increase in accounts payable and accrued expenses of $311, which were partially offset by increases in inventory of $820, replacement parts and equipment of $284, amounts due from vendors of $337 and prepaid expenses and other assets of $506.  Recognition of a deferred tax asset in the amount of $4.5 million is included in net income for the fiscal year ended June 30, 2008, which represents a non-cash income component.

Net Cash Used In Investing Activities

Net cash used in investing activities was $10,358 for the fiscal year ended June 30, 2009 compared to $25,361 for the year ended June 30, 2008.

Net cash used in investing activities for the fiscal year ended June 30, 2009 was attributable almost entirely to the acquisition of Tritronics for $8,296, net of cash acquired, plus related transaction costs of $865, and purchases of property and equipment for $871.

Net cash used in investing activities for the fiscal year ended June 30, 2008 was attributable almost entirely to the acquisition of Vance Baldwin for $22,321, net of cash acquired, plus related transaction costs of $2,769.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $15,702 for the year ended June 30, 2009 compared to cash used in financing activities of $28,373 for the year ended June 30, 2008.

Net cash provided by financing activities for the year ended June 30, 2009 was principally attributable to proceeds of $4,167 and $13,000 from the sale of Series E Preferred Stock and subordinated notes, respectively, in connection with the acquisition of Tritronics and the Philips transaction, offset by principal payments of $876 on senior debt and capital lease payments.  In addition, transaction costs of $272 were incurred in connection with the debt issuance and company purchased treasury stock of $317.

Net cash provided by financing activities for the year ended June 30, 2008 was principally attributable to proceeds of $6,300 and $24,000 from the sale of Series C Preferred Stock and senior and subordinated notes, respectively, in connection with the recapitalization and the acquisition of Vance Baldwin, offset by principal payments of $1,026 to repay all notes payable outstanding at the August 17, 2007 closing, as well as principal payments for the senior debt and monthly capital lease payments.  In addition, transaction costs of $901 were incurred in connection with the equity and debt issued in connection with the recapitalization and acquisition transactions..

Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility

On August 17, 2007, in connection with the recapitalization and the acquisition of Vance Baldwin, we entered into a series of transactions which included the completion of a preferred stock investment of $6,300, the issuance of $24,000 in senior and subordinated notes, the liquidation of substantially all of the Company’s current liabilities, including notes payable, by cash payment or conversion into Series A-2 Preferred, and the conversion of substantially all of the Company’s convertible preferred stock, by cash payment or conversion into Series A-2 Preferred.

On that date, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Sankaty Advisors, LLC (“Sankaty”) and other “Note Purchasers”, Encompass Parts as issuer, and SpectruCell, Inc., Hudson Street Investments, Inc., Encompass Service Solutions and Vance Baldwin, as guarantors (the “Guarantors”). Pursuant to the Note Purchase Agreement, we issued $12,690 in aggregate principal amount of our senior secured notes for an aggregate purchase price of $12,500,000 (the “Senior Notes”) and $10,714 in aggregate principal amount of Series A senior subordinated notes for an aggregate purchase price of $10,500 (the “Series A Subordinated Notes”).  Under the Note Purchase Agreement, we could issue up to an additional $2,500 in Senior Notes and/or Series A Subordinated Notes if the Company met a certain financial covenant.  On September 27, 2007, we issued an additional $1,020 in principal amount of Series A Senior Subordinated Notes for a purchase price of $1,000 under the terms described below for Series A Senior Subordinated Notes.

The Senior Notes bear interest at LIBOR plus 3.75%, per annum payable quarterly, in arrears, and have a five-year term through August 17, 2012 (the “Maturity Date”). They are repayable in consecutive quarterly installments in an amount equal to 1%, or approximately $127, through August 17, 2012.  At the Maturity Date the remaining principal amount and any unpaid and accrued interest on the Senior Notes shall be due.  We are required to prepay the Senior Notes from any new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to stipulated exceptions.  We may redeem the Senior Notes at any time, subject to a redemption premium, as defined.  The Senior Notes are secured by a first priority security interest in substantially all of our assets and are guaranteed by our direct or indirect wholly-owned subsidiaries.

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

On August 1, 2008, we amended and restated the Note Purchase Agreement (the “Amended and Restated Note Purchase Agreement”), with Sankaty and other “Note Purchasers”, Encompass Parts, as issuer, and us, Tritronics, SpectruCell, Inc., Hudson Street Investments, Inc., Encompass Service Solutions and Vance Baldwin, as guarantors (the “Guarantors”).  Pursuant to the Amended and Restated Note Purchase Agreement, Encompass Parts issued an additional $13,265 in aggregate principal amount of its Series B senior subordinated notes for an aggregate purchase price of $13,000 (the “Series B Subordinated Notes” and, collectively with the Series A Subordinated Notes, the “Subordinated Notes”).

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

The Subordinated Notes, including the newly issued Series B Subordinated Notes, bear interest, payable quarterly, in arrears, at 13% per annum, plus an increment based on the debt to EBITDA leverage ratio. The increment will amount to 0% to 4% as the ratio ranges from 2.5:1 or below to 3.5:1 or higher. The Subordinated Notes have a term through August 17, 2013.  The EBITDA leverage ratio as of June 30, 2009 was less than 3.5:1; accordingly, the increment decreased to 2% from 4% commencing July 1, 2009.   We may redeem the Subordinated Notes only following repayment of the Senior Notes in full, subject to a 3% redemption premium for both the Series A Subordinated Notes and Series B Subordinated Notes, if the redemption occurs prior to the first anniversary date of their respective issuances, and a 2% redemption premium for both the Series A and Series B Subordinated Notes if the redemption occurs between the first and second anniversary dates of their respective issuances, and a 1% redemption premium for both the Series A and Series B Subordinated Notes if the redemption occurs between the second and third anniversary dates of their respective issuances. The Series B Subordinated Notes will have an additional 2% redemption premium (in addition to the premium described above) through maturity.  In certain circumstances in which Note Purchasers are not provided with rights of first refusal and rights of first offer (as described below), including in connection with a prepayment of the Series A Subordinated Notes within 18 months of August 17, 2007 that occurs in connection with a purchase of a potential acquisition target, the Subordinated Notes may also be subject to a 10% redemption premium.  The Subordinated Notes are secured by a second priority security interest in our assets and those of our subsidiaries pursuant to an amended and restated Second Lien Pledge and Security Agreement among the Guarantors and Sankaty, as the Second Lien Collateral Agent.  The Subordinated Notes are guaranteed by the Guarantors pursuant to the Amended and Restated Note Purchase Agreement. The Subordinated Notes are subject to events of default customary for a secured financing.

If, on August 1, 2009, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve months prior to August 1, 2009 exceeds 3.50:1, the Note Purchasers will be entitled to receive warrants, for no or nominal additional consideration, to purchase 3.5% of the shares of our outstanding common stock on a fully diluted basis (the “Initial Warrants”).  The debt to EBITDA leverage ratio for the twelve months prior to August 1, 2009 did not exceed 3.50:1.  If, on each of February 1, 2010 and August 1, 2010, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve month period prior to February 1, 2010 or August 1, 2010, as applicable, exceeds 3.50:1, the Note Purchasers will be entitled to receive on each such date, for no or nominal additional consideration, warrants to purchase 5.5% and 7.5% (in each case minus the percentage of warrants previously issued to the Note Purchasers pursuant to this provision) of the shares of our outstanding common stock on a fully diluted basis (“Additional Warrants” and, together with the Initial Warrants, the “Warrants”) on each such date. The Warrants expire on the first anniversary of their issuance, have anti-dilution protections and benefit from other customary protections.

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

Preferred Stock

Series C Preferred

As of June 30, 2009, we had 1,000 shares of our Series C Convertible Preferred Stock, par value of $0.01 per share (“Series C Preferred”).  Dividends accrue on a cumulative basis on the Series C Preferred at a rate per annum of 12% through the date of a sale of assets, merger, liquidation, dissolution or winding up of the Company.  The right to dividends on the Series C Preferred will extinguish upon conversion of the Series C Preferred.

In the event of a sale of assets, merger, liquidation, dissolution or winding up of the Company, the holders of shares of Series C Preferred will be entitled to receive payment (the “Series C Liquidation Value”) equal to the greater of (i) $6,300 (the “Series C Preference Amount”) plus all accrued and unpaid dividends thereon or (ii) the Assumed Conversion Amount (as defined below). The Series C Liquidation Value will be paid before any payment or distribution of the assets of the Company, or proceeds therefrom, to the holders of shares of any Junior Stock. The “Assumed Conversion Amount” means the total amount of proceeds that would be payable to the holder of a share of Series C Preferred upon the liquidation, dissolution or winding up of the Company if, immediately prior to such event, each outstanding share of Series C Preferred were deemed to be converted into a number of shares of Common Stock at the applicable “Series C Conversion Rate.”

Pursuant to the formula for determining the Series C Conversion Rate set forth in the Certificate of Designation for the Series C Preferred, the holders of the Series C Preferred, in the aggregate, will be entitled to receive shares of Common Stock equal to 79.5% (before dilution for stock options issued to management in connection with the recapitalization) of (A) the number of issued and outstanding shares of common stock as of the recapitalization, plus (B) the total number of shares of common stock issuable upon conversion of all of the shares of Series C Preferred and Series D Preferred outstanding as of the recapitalization, plus (C) 80,000,000 shares of restricted common stock issuable to Messrs. Donahue and Miller under their prior employment agreements with us, plus (D) any shares of common stock issued pursuant to the convertible promissory notes of $1,000 and $206 described under the caption Other Indebtedness/Promissory Notes below (collectively, the “Outstanding Amount”). The foregoing conversion rate will be subject to further adjustment (downward to a floor of 72.5% of the Outstanding Amount) if the return, or deemed return, per share of Series C Preferred meets certain targets (as further described in the Certificate of Designation for the Series C Preferred).  In the event that the number of shares of outstanding Common Stock is changed by any stock dividend, stock split, reclassification or recapitalization at any time shares of Series C Preferred are outstanding, the Series C Conversion Rate will be proportionately adjusted.

Series D Preferred

As of June 30, 2009, we had 1,000 shares of our Series D Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred”) outstanding.  Dividends accrue on a cumulative basis on the Series D Preferred at a rate per annum of 12% through the date of a sale of assets, merger, liquidation, dissolution or winding up of the Company.  The right to dividends on the Series D Preferred will extinguish upon conversion of the Series D Preferred.

In the event of  a sale of assets, merger, liquidation, dissolution or winding up of the Company, before any distribution or payment shall be made to any of the holders of the common stock or any series of preferred stock ranking junior to the Series D Preferred and subject to the rights of the holders of Series C Preferred, the holders of Series D Preferred will be entitled to receive out of the assets of the Company a liquidation amount per share of Series D Preferred equal to the greater of (i) $634 (the “Series D Preference Amount”) or (ii) the “Assumed Conversion Amount.” The Assumed Conversion Amount means the total amount of proceeds that would be payable to the holder of a share of Series D Preferred on any liquidation, dissolution or winding up of the Company, if, immediately prior to such event, each outstanding share of Series D Preferred were deemed to be converted into a number of shares of Common Stock at the applicable Series D Conversion Rate.

Pursuant to the formula for determining the Series D Conversion Rate as set forth in the Certificate of Designation for the Series D Preferred, the holders of the Series D Preferred, in the aggregate, will be entitled to receive shares of Common Stock equal to 8% of the Outstanding Amount.  In the event that the number of shares of outstanding Common Stock is changed by any stock dividend, stock split, reclassification or recapitalization at any time shares of Series D Preferred are outstanding, the Series D Preferred conversion rate will be proportionately adjusted.  At any time after August 17, 2009, the holders of shares of the Series D Preferred have the right to elect to convert all, but not less than all, of his, her or its shares of Series D Preferred into shares of common stock at the applicable Series D Conversion Rate.  All outstanding shares of Series D Preferred will automatically convert into shares of common stock at the applicable Series D Conversion Rate upon any conversion of the Series C Preferred into common stock whereby less than 50% of the shares of Series C Preferred outstanding on August 17, 2007 remain outstanding.

The Series C and Series D Preferred shares both rank junior to the Series E Preferred shares as described below.

Series E Preferred

On August 1, 2008, we sold 908.57 shares of our newly designated Series E Preferred Stock, par value of $0.01 per share (“Series E Preferred”).  On August 13, 2008, we completed a subsequent closing of the sale of Series E Preferred and sold an additional 91.43 shares of Series E Preferred.  As of June 30, 2009, we had an aggregate of 1,000 shares of Series E Preferred outstanding.

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

The holders of Series E Preferred have agreed that in the event that (i) the Board of Directors of the Company, (ii) an independent committee comprised of disinterested members of the Board of Directors of the Company and (iii) a majority of the holders of the Series E Preferred agree to convert or redeem or refinance the Series E Preferred (an “Exchange Transaction”), then each holder of the Series E Preferred shall agree to enter into such transaction.

The Company accrues dividends for the Series E Preferred stock.

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

As of June 30, 2009, we had no shares of any other class of preferred stock outstanding with the exception of the Series C, D and E preferred stock.

Other Indebtedness/Promissory Notes

On August 17, 2007, we incurred other debt obligations as follows:

•
We entered into a new agreement with the consulting company of our Chief Executive Officer, Wayne I. Danson, to pay the consulting company $310, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or August 17, 2013 for unpaid compensation under a now-terminated consulting agreement.

•	We entered into an agreement with Mr. Danson to restructure a potential $250 bonus until such time as the Company satisfies certain milestones as described in Mr. Danson’s employment agreement.

•
We issued unsecured convertible promissory notes in the amount of $1,000 to then sole stockholder of Vance Baldwin and $206 to a creditor. The notes will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and are due and payable on October 17, 2012 to the extent the holders have not exercised their conversion rights thereunder.  During the year ended June 30, 2009, we incurred $74 of interest expense related to these notes.  Scheduled semi-annual interest payments to date have been made.

On August 1, 2008, we issued a subordinated promissory note issued in favor of Tritronics with an original principal amount of $1,000.  This note will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 31 and July 31. The outstanding principal balance under the note and any accrued but unpaid interest thereon is due and payable on August 1, 2014, subject to extension under certain circumstances if the Company’s senior indebtedness (as described above) is not paid in full as of August 1, 2014. During the year ended June 30, 2009, we incurred $64 of interest expense related to this note.

Capital Expenditures

Capital expenditures during the year ended June 30, 2009 amounted to $871 for equipment, computer hardware and software and leasehold improvements.  Management expects future capital expenditures will include purchases for equipment, computer hardware and software and leasehold improvements.

Cash Balances

   The Company’s cash balances may be diminished over 2010 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, quarterly interest and principal payments and annual cash flow sweep required by our debt facility, additional acquisitions of businesses and other factors. Despite these factors, the Company believes that available funds and cash flows expected to be generated by current operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for its existing operations for at least the next twelve months.

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

Certain Related Party Transactions

In addition to the transactions described above under the caption Liquidity and Capital Resources – Sources of Liquidity -Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control and Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence below for further descriptions of the Company’s transactions with related parties during fiscal 2009 and 2008.

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

Recent Accounting Pronouncements

The Company adopted the provisions of SFAS No. 157 – Fair Value Measurements for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective July 1, 2008. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually).  As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and non-financial liabilities, primarily goodwill and intangible assets, until July 1, 2009.  Management does not expect this pronouncement will have a material impact on the consolidated financial statements of the Company.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS No. 159 is effective for years beginning after November 15, 2008.  Management does not expect this pronouncement will have a material impact on the consolidated financial statements of the Company.

The FASB has issued SFAS No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations.  SFAS No. 141 (R) requires that typical transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs be expensed as incurred and no longer be effectively accounted for as part of excess purchase price and intangible assets. The statement is effective for transactions within the annual reporting period beginning after December 15, 2008; accordingly, management is evaluating the impact this new standard will have on the Company’s financial position and results of operations, including the prospective write off of capitalized transaction costs included in other non-current assets associated with potential acquisitions in process. At June 30, 2009, such capitalized transaction costs amount to $1,111.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” to amend the provisions SFAS No. 141 (R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies.  (FSP) No. FAS141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Management is currently evaluating the impact of this new standard, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

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

On June 16, 2008, the FASB issued final Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether  Instruments Granted in Share-Based Payment Transactions Are Participating Securities", to address the question of  whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this FSP to have a significant impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This standard is not expected to result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The provisions for SFAS 165 were effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this standard on June 30, 2009, and the impact of the adoption was not significant.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS 167”).  SFAS 167 amends FASB’s Interpretation (FIN) No. 46(R) , Consolidation of Variable Interest Entities, mainly to (1) require an enterprise to conduct a qualitative analysis for the purpose of determining whether, based on its variable interests, it also has a controlling interest in a variable interest entity (VIE), and (2) make the consequential changes resulting from elimination of the concept of a qualifying special-purpose entity (QSPE) in SFAS No. 140 , Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, thus subjecting an entity previously designated as a QSPE to the same evaluation as that of any other VIE for consolidation purposes. Amended FIN No. 46(R) is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. Earlier application is not permitted, but retrospective application to previously issued financial statements for previous years is allowed but, not required.  We do not expect the adoption of SFAS 167 to have a significant impact on our financial position, results of operations or cash flows.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 168, The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or “Codification”).  When it becomes effective for financial statements covering periods ending after September 15, 2009, the Codification will be the single source of authoritative U.S. GAAP applicable to all non-governmental entities and will supersede all existing FASB, AICPA, and Emerging Issues Task Force (EITF) pronouncements and related literature (i.e. all codified literature will carry the same level of authority and non-codified GAAP literature will become non-authoritative). The Codification will also include relevant portions of authoritative SEC content relating to matters within the basic financial statements, which are considered as sources of authoritative GAAP for SEC registrants.  As of July 1, 2009, the FASB no longer issues Statements, Interpretations, Staff Positions, or EITF abstracts.  Irrespective of how they would have been issued under the previous structure, all changes to GAAP will henceforth be only in the form of Accounting Standards Updates, which will serve to update the Codification itself. When the Codification becomes effective, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, will be rendered irrelevant to give effect to the new GAAP hierarchy established in the Codification.  SFAS 168 is effective for our fiscal quarter beginning July 1, 2009.  Other than modifications to the currently required disclosures, we do not expect the adoption of SFAS 168 to have a significant impact on our financial position, results of operations or cash flows.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A (T).  Controls And Procedures

Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting  (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) during our fourth fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9.B.  Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position Held with the Company

Wayne I. Danson	56	President, Chief Executive Officer and Director

John E. Donahue	60	Vice President and Chief Financial Officer

Steven J. Miller	51	Chief Operating Officer

Wilbank J. Roche	63	Director

John G. Ball	70	Director

John R. Black	45	Director

Thomas R. Ketteler	66	Director

William J. Nolan IV	35	Director

Gerald E. Wedren	72	Director

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

Wayne I. Danson.  Mr. Danson has served as a Director since January 3, 2000, as President since April 30, 2002, and as Chief Executive Officer since June 7, 2005.  He served as our Chief Financial Officer from December 1, 1999 until September 25, 2006.  Mr. Danson also serves as Chief Executive Officer and Chairman of the Board of Encompass Parts and a director of Encompass Service Solutions, Inc.  Mr. Danson was the Managing Director and Founder of Danson Partners, LLC, a financial advisory firm that specialized in middle market companies in the real estate and technology industries.  Prior to forming Danson Partners, LLC in May 1999, Mr. Danson was Managing Director of PricewaterhouseCoopers LLP’s Real Estate Capital Markets Group.  Prior to rejoining PricewaterhouseCoopers in 1996, Mr. Danson was a Managing Tax Partner with Kenneth Leventhal & Company in New York and Washington D.C., where he was also Kenneth Leventhal’s National Director of its International and Debt Restructure Tax Practices.  Prior to his involvement with Kenneth Leventhal in 1988, Mr. Danson was a Managing Director with Wolper Ross & Co., Ltd. in New York, a closely held financial services company specializing in financial tax, pension consulting, designing financial instruments and providing venture capital and investment banking services.  Mr. Danson graduated with honors from Bernard M. Baruch College with a BBA in Accounting and an MBA in Taxation.  He is a certified public accountant and a member of the AICPA and the New York State Society of CPAs.

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

John E. Donahue.  Mr. Donahue has served as our Vice President and Chief Financial Officer since September 25, 2006 and as a director of Encompass Parts Distribution, Inc and Encompass Service Solutions, Inc..  Mr. Donahue served as Vice President and Chief Financial Officer of Online Benefits Inc., (a privately held HR solutions firm that provides Internet based applications for administering, communicating and presenting HR related information and data) from August 1999 until joining us.  Prior to that, Mr. Donahue served as an Executive Vice President and Chief Financial Officer of Lead America, a marketer of insurance products to customers of financial institutions, Managing Director of Oxbridge Incorporated, a boutique investment banking firm, Chief Financial Officer at Mast Resources Inc., a merchant bank, and Chief Financial Officer at Catalyst Energy Corp., a NYSE-listed independent power producer.  Mr. Donahue was with Price Waterhouse from September 1972 to March 1985, including serving as a Senior Audit Manager.  He holds a B.A. in Economics from Holy Cross College and an MBA from Rutgers University.  Mr. Donahue is a former member of the Board of Directors of Pacific Magtron International Corp.  Pacific Magtron and its subsidiaries filed for bankruptcy protection in May 2005, prior to the date Mr. Donahue became a Director.

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

John G. Ball.  Mr. Ball has served as a Director since August 2007.  He is a cofounder and principal of XRoads Solutions Group, a professional services firm formed in 1997, where he leads the services and manufacturing practices.  While at XRoads, he was involved in leading and advising a number of temporary staffing firms. Prior to XRoads, Mr. Ball was a partner of High Performance Partners, a firm of financial, strategic planning, marketing and turnaround consultants, from 1989 to 1997.

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

Other Significant Employees

Lisa A. Welton, President and Chief Executive Officer of Cyber-Test, Inc.  From 1990 to June 3, 2004, Ms. Welton served as President and Chief Executive Officer of Cyber-Test, where she was responsible for overseeing the company’s operational, marketing, contractual, and communications efforts, including business development and growth.  Upon our acquisition of Cyber-Test's assets in June 2004, Ms. Welton was appointed to the same offices and given the same responsibilities with Cyber-Test. From 1987 to 1989, Ms. Welton served as the National Director of Business Development for Charlan Brock and Associates, an International architectural firm specializing in hotels and high-end custom home developments, where she secured architectural contracts for the firm’s clients in the United States and Europe.  From 1985 to 1987, Ms. Welton was Senior Account Manager at Robison, Yesawich and Pepperdine, an advertising and public relations firm, where she coordinated hotel property grand openings and all subsequent press events.  Ms. Welton’s contract as President and Chief Executive Officer of Cyber-Test will expire September 30, 2009 when Thomas Sutlive, Sr., who is currently Interim President and Chief Operating Officer, will be appointed President and Chief Executive Officer of Cyber-Test.

Thomas Sutlive, Sr. Interim President and Chief Operating Officer of Encompass Service Solutions, Inc.  From August 1995 to June 3, 2004, Mr. Sutlive was employed by Cyber-Test, where he served as Vice President, since January 2004, and was responsible for the overall service structure and establishment of purchasing policies and procedures.  Upon our acquisition of Cyber-Test's assets in June 2004, Mr. Sutlive was appointed to the same offices and given the same responsibilities with Cyber-Test. Effective August 1, 2009, Mr. Sutlive was appointed Interim President and Chief Operating Officer. Prior to Mr. Sutlive’s appointment to Vice President, he served as Cyber-Test’s Director of Operations from September 1999 to January 2004 and Purchasing Manager from August 1995 to September 1999.  From 1989 to 1995, Mr. Sutlive was Lead Electric Technician with Sprague Electric, where he handled the operational readiness of specialized precision manufacturing equipment.  Mr. Sutlive previously held the position of Systems Analyst with Dyncorp, a defense contractor, where he was responsible for generating failure analyses for naval missile tracking systems.  Mr. Sutlive earned a bachelors degree from the University of Georgia and served six honorable years with the United States Navy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and ten percent beneficial owners during the fiscal year ended June 30, 2009 were filed on a timely basis.

Code of Ethics

In April 2004, we established a Code of Business Conduct and Ethics (the "Code"), applicable to all of our employees, including our principal executive, accounting and financial officers, which states that we are committed to the highest standards of legal and ethical conduct.  This Code sets forth our policies with respect to the way we conduct ourselves individually and operate our business.  The provisions of this Code are designed to deter wrongdoing and to promote honest and ethical conduct among our employees, officers and directors.  The Code is incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004.  We will satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, any provision of our Code by posting such information on our corporate website, www.encompassgroup.com.  We will provide a copy of the Code, without charge, upon request.  Anyone may request a copy of the Code by writing to our corporate office located at 420 Lexington Avenue, Suite 2739, New York, NY 10170.

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by Encompass’s security holders during the year ended June 30, 2009.

Audit Committee

Encompass has a separately-designated standing Audit Committee, which was established on May 15, 2001 in accordance with Section 3(a)(58)(a) of the Exchange Act.  During fiscal year 2009, Messrs. Ball, Ketteler and Wedren were appointed to our Audit Committee, each of whom met such independence criteria.  Mr. Ketteler has served as the Chairman of the Audit Committee since his appointment.

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

Summary Compensation of Executive Officers

The table below sets forth information concerning compensation paid to Wayne I. Danson, Steven J. Miller and John E. Donahue in the fiscal years ended June 30, 2008 and June 30, 2009.  None of our named executive officers other than Messrs. Danson, Donahue and Miller received compensation of $100,000 or more in fiscal 2008 or fiscal 2009.   As set forth below, our compensation program for our named executive officers consists of base salary and stock option awards.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)		Total ($)
(a)	(b)	(c)	(d)		(e)		(f)		(g)	(h)	(i)		(j)
Wayne I. Danson	2009	$300	$126	(2)	$0		$332	(4)	$0	$0	$12	(5)	$770
President, Chief Executive Officer and Director	2008	$306	$60	(2)	$0		$283	(4)	$0	$0	$12	(5)	$661
Steven J. Miller	2009	$213	$74	(2)	$0		$258	(4)	$0	$0	$15	(5)	$560
Chief Operating Officer	2008	$192	$50	(2)	$26	(3)	$220	(4)	$0	$0	$15	(5)	$503
John E. Donahue	2009	$237	$96	(2)	$0		$148	(4)	$0	$0	$17	(5)	$498
Vice President and Chief Financial Officer	2008	$239	$50	(2)	$26	(3)	$126	(4)	$0	$0	$17	(5)	$458

 (1)           The amounts in column (d) for fiscal year 2009 represent “performance bonuses” with respect to fiscal 2009 pursuant to their respective employment agreements with us and discretionary cash bonuses awarded by the Compensation Committee to Messrs. Danson and Donahue in the amount of $21 and $13, respectively, for their contributions in fiscal 2009.

(2)           The amounts in column (d) for fiscal year 2008 represent discretionary cash bonuses awarded by the Compensation Committee to the named executive officers for their respective contributions in fiscal 2008.  The named executives earned no “performance bonuses” with respect to fiscal 2008 pursuant to their respective employment agreements with us.

(3)           The amounts in column (e) reflect the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) for the fiscal years ended June 30, 2009 and 2008 with respect to stock awards granted in and prior to fiscal 2007, specifically 50,000,000 shares of restricted common stock which were granted to each of Messrs. Donahue and Miller on September 25, 2006, 10,000,000 shares of which vested immediately, and 40,000,000 shares the vesting of which was fully accelerated in connection with our recapitalization in August 2007 as described in more details in the section “Employment Agreements and Post-Termination or Change-of-Control Payments” of this Annual Report.  The 40,000,000 shares that did not vest immediately were to vest 30% on September 26, 2007 and 50% on September 26, 2008.  The fair value was calculated using the closing price of Encompass stock on the date of grant.   Assumptions used in the calculation of this amount are included Note 9 of our audited financial statements for the fiscal year ended June 30, 2009 included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the named executives.

(4)           The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended June 30, 2009 and 2008, in accordance with SFAS No. 123R, of awards of stock options.  Specifically, the terms of the option awards are discussed below in this Part III, Item 11 – Executive Compensation - Employment Agreements and Post –Termination or Change-of-Control Payments – Equity Awards.  The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant.  Assumptions used in the calculation of this amount are included in Note 9 of our audited financial statements for the fiscal year ended June 30, 2009 included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report.  This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the named executives.

(5)           Messrs. Danson, Miller and Donahue each receive a car allowance with an estimated value of $.75 per month to compensate each of them for the use of their respective car for business purposes, and receive a term life insurance policy in the amount of $2,000.  The dollar value of premiums for such policies for Messrs. Danson, Miller and Donahue in each of the fiscal years amounted to $3, $6 and $8, respectively.

Employment Agreements and Post –Termination or Change-of-Control Payments

Employment-Related Matters

Prior to the recapitalization, we were obligated to pay approximately $1,048 for accrued and unpaid management compensation, unreimbursed business expenses and the outstanding principal balance and accrued interest with respect to an unsecured promissory note dated April 24, 2006 issued by us to Wayne Danson.  We satisfied the outstanding debts with management with an aggregate payment of approximately $488 and an agreement with Mr. Danson’s consulting company to pay the consulting company $310, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of us or  the six-year anniversary of the closing of the transactions described herein.  Mr. Danson also agreed to restructure a potential $250 bonus until such time as we satisfy certain milestones as described in Mr. Danson’s employment agreement (described below).  In addition, each of Messrs. Danson, Miller and Donahue exchanged, in the aggregate, 275 (or $275) shares of our Series A-1 Preferred for our Series A-2 Preferred which on May 6, 2008, converted automatically into an aggregate 572,916,667 shares of common stock.

On August 17, 2007, and in connection with the recapitalization, we entered into a new employment agreement with Wayne I. Danson to serve as our Chief Executive Officer and President.  Under this agreement, we agreed to cause Mr. Danson to continue as one of our directors, and Mr. Danson agreed to serve as a director. In addition, at the request of our Board of Directors he will serve as a director or officer of any of our subsidiaries without additional compensation.  Mr. Danson received a base salary of $300 per year; if he earned a “success bonus” (as defined below), his base salary would have been increased to $325 for the remaining employment term.  Among other benefits, Mr. Danson receives an auto allowance of $.75 per month.  In addition, Mr. Danson was eligible to receive (i) a “success bonus,” which represents his deferred existing bonus in the amount of $250 to which he will be entitled if certain milestones, as specified in the agreement, are met, and (ii) an “exit bonus” to which, subject to certain conditions, he will be entitled if a change of control occurs while he is employed by us.  In the event certain conditions are satisfied and a change of control occurs after Mr. Danson’s employment is terminated without “cause” or he resigns for “good reason”, Mr. Danson will be entitled to 50% of the “exit bonus”.

Also on the August 17, 2007, and in connection with the recapitalization, we entered into employment agreements with John E. Donahue to serve as our Vice President and Chief Financial Officer and Steven J. Miller to serve as our Chief Operating Officer.  Under their respective agreements, Mr. Donahue’s base salary was $238 per year, and Mr. Miller’s base salary was $188 per year, which increased to $210 effective September 1, 2008.  Among other benefits, Messrs. Donahue and Miller receive an auto allowance of $.75 per month.  In addition, to the extent a “success bonus” was earned, Messrs Donahue and Miller’s base salary would have increased to $250 and $225, respectively.   No such “success bonus” was earned prior to August 17, 2009, the expiration of the eligibility period.

Proposed amendments to each executive’s employment agreement to be effective August 17, 2009 would replace the one-year option period and among other items provide for additional two-year employment periods and a one-year option at the Company’s election.  Under the terms of the proposed amendments, the Company would be obligated to pay base salaries to Messrs Danson, Donahue and Miller of $315, $250 and $250, respectively, in each of the first and second years.  Amendments effective July 31, 2009 modified the provisions of the employments agreements that define the parameters by which “performance” bonuses would be earned.

Certain terms of the employment agreements of Messrs. Danson, Donahue and Miller are identical and are set forth below:

•
Each executive is eligible to receive a “performance bonus.”  A “performance bonus” is equal to a variable percentage of the executive’s base salary, determined by measuring actual EBITDA (as defined therein) against the target EBITDA (as defined therein) of any fiscal year during which the executive was employed for any portion of that year.  For fiscal 2009, target EBITDA was $13,000. The revised definition of performance bonus is set forth in Amendment No. 1 to each of the employment agreements of Messrs. Danson, Donahue and Miller, copies of which are filed herewith as Exhibits 10.22, 10.23 and 10.24, respectively.

•
Subject to certain conditions, the executive will receive a one-time “exit bonus”, which will be payable to the executive in cash not later than 30 days after a “Disposition Event” (as defined therein).  The amount of the exit bonus will be determined pursuant to a formula set forth in the respective employment agreement, and will depend on executive’s current employment with us or the circumstances of executive’s termination of employment with us, but in no event will exceed $2,500 in the aggregate for Messrs. Danson, Donahue and Miller.  In no event will the sum of the exit bonus and any other amounts required to be taken into account under Section 280G of the Code in connection with the Disposition Event exceed 299% of the executive’s “Base Amount” as determined pursuant to Section 280G of the Code.

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

•
We are obligated to provide a $2,000 term life insurance policy on the executives’ life, with a beneficiary of his choosing, and, at our option, may insure the executive under a key man life insurance policy.

•
We may terminate the employment agreements for “cause” as defined therein or in the event that the respective executive becomes “Permanently Disabled” as defined therein. The executive may terminate his agreement for “Good Reason” as defined therein. The employment agreement will automatically terminate upon the executive’s death.

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

Specific EBITDA target levels are set forth in each of our employment agreements with Messrs. Danson, Donahue and Miller for the fiscal years ended June 30, 2008, 2009 and 2010 for purposes of determining an annual “Performance Bonus”; however, these targets are adjusted annually for the effect of such matters as an acquisition and the annual budget.  The dollar amounts of the Company’s projected EBITDA established as executive compensation incentives for prior fiscal years were as follows:

•	the FY Target EBITDA for the fiscal years ended June 30, 2008 and 2009 were $8,100 and $9,500, respectively;

•	the EBITDA target for any twelve consecutive fiscal month period ending prior to the second anniversary of the Employment Agreements was $13,000; and

•	the Special Bonus Target EBITDA for the five month period ending December 31, 2007 was $2,900.

As set forth in the amendments to each of the employment agreements with Messrs. Danson, Donahue and Miller effective as of July 31, 2009, the Compensation Committee will determine the FY Target EBITDA for each subsequent complete fiscal year during the term of the agreement no later than 30 days after the Board's approval of the Company’s budget for such year.  In the event that the Company or any of its subsidiaries in any fiscal year enters into any extraordinary transaction, such as a business acquisition or disposition, the Compensation Committee in the exercise of its sole discretion may, at any time during such fiscal year, adjust upward or downward the Target EBITDA for such fiscal year to take into account such extraordinary transaction.  The Compensation Committee shall notify each executive officer of the Target EBITDA for any such fiscal year promptly after determining such Target EBITDA.

Upon achieving a minimum of 80% (revised to 90% for fiscal 2009 and thereafter) of the FY Target EBITDA for the fiscal years ended June 30, 2008, 2009 and 2010, or achieving the Special Bonus Target EBITDA, each of the Company’s executive officers is entitled to receive an annual Performance Bonus which represent a varying percentage of each such officer’s base salary as set forth in his respective employment agreement.

Equity Awards

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

Messrs. Danson’s, Miller’s and Donahue’s options will vest according to the following schedule:

•	25% of the options awarded will be vested immediately,

•	37.5% of the options awarded will vest quarterly in equal increments over three years, and

•	37.5% of the options awarded over three years if certain EBITDA targets are met.

The above-referenced EBITDA targets refer to the “Base EBITDA Targets” set forth in each of the named executive’s stock option agreements with us.  The full satisfaction of the Base EBITDA Targets in each of our fiscal years ending June 30, 2008, 2009 and 2010 will cause one-third of the options designated as “Performance Optioned Shares” in each stock option agreement to become vested.  For our fiscal years ending June 30, 2008 and 2009 the EBITDA targets were $6,500 and $7,600, respectively.  The EBITDA target for the fiscal year ending June 30, 2010 is $9,500. The fiscal year 2008 EBITDA target of $6,500 was not attained; however, the fiscal year 2009 EBITDA target of $7,600 was met and, furthermore, cumulative EBITDA for the two year period was such that Performance Optioned Shares for fiscal 2008 also have vested per terms of the Company’s Stock Option Plan.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table and its notes provide information concerning outstanding equity awards in the form of stock options, a portion of which constitute equity incentive plan awards, for each of the named executives at June 30, 2009.  No options or related stock appreciation rights were exercised in fiscal 2009.  No named executive held unvested stock awards at the end of fiscal year 2009.

Option awards
Name	Option Grant Date (1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price($)	Option expiration date
Wayne I. Danson	8-17-07	2,997,452,818	499,575,470	499,575,470	$.0075	8-17-17
Steven J. Miller	8-17-07	2,331,352,191	388,558,699	388,558,699	$.0075	8-17-17
John E. Donahue	8-17-07	1,332,201,252	222,033,542	222,033,542	$00.75	8-17-17

(1) These options vest according to the following schedule: 25% of the options vested immediately as of August 17, 2007, 37.5% of the options will vest quarterly in equal increments over three years, and 37.5% of the options will vest over three years if certain EBITDA targets are met.

Director Compensation

Director Compensation Policy

Following the recapitalization in August 2007, we adopted new standards for the compensation of our independent directors.  Our credit agreement with Sankaty Advisors limits our aggregate outside board fees to $60 if our EBITDA for such fiscal year is below $5,800 whereby each independent director would receive an annual retainer of $10 per year and a committee retainer (for participation in one or multiple committees) of $2 per year.  Such retainers are to be increased if we meet higher EBITDA targets, with a maximum of $100 in aggregate outside board fees authorized under our credit agreement if EBITDA exceeds $6,200.  Under this policy, each independent director would receive an annual retainer of $15 per year and a committee retainer (for participation in one or multiple committees) of $5 per year.  Regardless of our EBITDA for any fiscal year, we will also pay our independent directors $.5 per meeting for in-person attendance at a Board meeting and $.25 per meeting for attendance at a Board meeting via teleconference.   During the fiscal year ended June 30, 2009, independent board members were entitled to receive aggregate board fees in the amount of $100 under the terms of our credit agreement.

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

The Director Compensation table below summarizes the compensation that we paid to non-employee directors for the fiscal year ended June 30, 2009.

2009 Director Compensation Table

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (1) (2) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Wilbank J. Roche	$20	—	$1	$0	—	$0	$21
John G. Ball	$20	—	$1	$0	—	$0	$21
John R. Black	$0	—	$0	$0	—	$0	$0
Thomas Ketteler	$20	—	$1	$0	—	$0	$21
William J. Nolan	$0	—	$0	$0	—	$0	$0
Gerald E. Wedren	$20	—	$1	$0	—	$0	$21

(1)           As of June 30, 2009, the aggregate number of option awards outstanding for the directors were 50,000,000 each for Messrs. Roche, Ball, Ketteler and Wedren.  These options vested on August 17, 2008.  There are no stock awards outstanding for the directors.

(2)           The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2009, in accordance with SFAS 123(R) of awards of stock options. The expense included in the table represents pro-rata portions of the total expense for each grant related to the portion of the vesting period included in FY 2009. The total fair value of the option grants are being expensed over their respective one-year vesting periods. The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant.  Assumptions used in the calculation of this amount are included in Note 9 of our audited financial statements for the fiscal year ended June 30, 2009 included in Part II,  Item 8 – Financial Statements and Supplementary Data of this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 15, 2009, we had 13,286,151,226 shares of common stock, no shares of Series A-2 Preferred, 1,000 shares of Series C Preferred, 1,000 shares of Series D Preferred and 1,000 shares of Series E Preferred outstanding. The Series E Preferred is not convertible into shares of our common stock, and the holders of Series E Preferred are not entitled to any voting rights. The following table sets forth information concerning the ownership of our common and preferred stock except for Series E Preferred as of such date by each person known to us to be the beneficial owner of more than five percent of a class of our voting capital stock, by each of our directors and executive officers, and by our directors and executive officers, as a group. Due to certain factors relating to our convertible securities, the principles of the presentation below vary from the mechanics specified in Rule 13d-3 under the Exchange Act as described in Note 2 below.

	Common Stock Beneficially Owned (2)			Series C Preferred Stock Beneficially Owned		Series D Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	# of Shares		% of Class	# of Shares	% of Class	# of Shares	% of Class

5% Beneficial Owners

ACT-DE LLC(3)	78,399,417,172	(6)	72.79%	913.79	91.379%

Sankaty Entities(4)	7,322,678,357	(7)	6.14%	85.35	8.535%

Fred Baldwin	4,364,650,314	(8)	3.66%	—	—	312.5	31.25%

Robert Coolidge	5,189,420,878	(9)	4.35%	—	—	562.5	56.25%

Scott Cameron	1,079,193,459	(10)	*	—	—	125.0	12.50%

Tritronics, LLC(5)	2,796,232,989		2.34%

Officers and Directors

Wayne I. Danson President, CEO & Director	3,306,778,317	(11)	2.77%			—	—

Steven J. Miller Chief Operating Officer	2,693,852,191	(12)	2.26%

John E. Donahue VP & Chief Financial Officer	1,538,451,252	(13)	1.29%			—	—

Wilbank J. Roche Director	216,423,810	(14)	*			—	—

John G. Ball Director	50,000,000	(15)	*	—	—	—	—

John R. Black Director	78,399,417,172	(16)	72.79%	—	—	—	—

Thomas R. Ketteler Director	50,000,000	(17)	*	—	—	—	—

William J. Nolan IV Director	—		—	—	—	—	—

Gerald E. Wedren Director	50,000,000	(18)	*	—	—	—	—

Executive Officers and Directors as a group (9 persons)	86,304,922,742		79.10%			—	—

* Less than one percent (1%)
1	Except as otherwise indicated, the address of each person named in the above table is c/o Encompass Group Affiliates, Inc., 420 Lexington Avenue, New York, NY 10170.

2
Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors. The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, except as described in this Note 2. The percentage calculations assume that each stockholder has converted all securities he owned that are convertible into common stock at the option of the holder currently or within 60 days of September 22, 2008, and, for all beneficial owners, that all shares of the Series C and Series D Preferred Stock have been converted to Common Stock. This varies from the provisions of Rule 13d-3 which generally requires the calculations to be made on the assumption that the stockholder for whom the calculation is being made has converted his convertible securities but that none of the other stockholders have converted convertible securities. We believe that our presentation is more meaningful than the presentation specified in Rule 13d-3 as the conversion rates on our Series C Preferred and Series D Preferred are interrelated with each other, and because the Series C Preferred and Series D Preferred vote, on an as-converted basis, together with the common stock as one class.  Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities. .

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

3
As reported in a Schedule 13D/A filed with the Securities and Exchange Commission on March 25, 2009, H.I.G.-ACT, Ltd., a Cayman Islands corporation (“HIG ACT”), is the sole member of ACT-DE LLC, a Delaware limited liability company (“ACT LLC”). As the sole member of ACT LLC, HIG ACT has the power to vote and dispose of the shares of our capital stock owned by the ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Capital Partners III, L.P., a Delaware limited partnership (“HIG CP III”), is a shareholder of HIG ACT. As a shareholder of HIG ACT, HIG CP III has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Advisors III, L.L.C., a Delaware limited liability company (“HIG LLC”), is the general partner of HIG CP III. As the general partner of HIG CP III, HIG LLC has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Investment Group III, L.P., a Cayman Islands limited partnership (“HIG IG III”) is a shareholder of HIG ACT. As a shareholder of HIG ACT, HIG IG III has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Associates III, L.P., a Cayman Island limited partnership (“HIG Associates”) is the general partner of HIG IG III. As the general partner of HIG IG III, HIG Associates has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G.-GPII, Inc., a Delaware corporation (“HIG GP”) is the manager of HIG LLC and the general partner of HIG Associates. As the manager of HIG LLC and the general partner of HIG Associates, HIG GP has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. Anthony Tamer and Sami Mnaymneh are the Co-Presidents of HIG GP, and in that capacity direct its operations. Therefore, Anthony Tamer and Sami Mnaymneh may be deemed to be beneficial owners of shares beneficially owned by HIG GP. Each of HIG Act, HIG CP III, HIG LLC, HIG IG III, HIG Associates, HIG GP, Mr. Tamer and Mr. Mnaymneh disclaim beneficial ownership except to the extent of their pecuniary interest in the shares. The address for HIG-DE LLC is c/o H.I.G. Capital L.L.C., 855 Boylston St., 11th Floor, Boston, MA 02116. ACT-DE LLC also owns 840 shares of our Series E Preferred, which represents 84% of the outstanding shares of Series E Preferred.

4
Includes Sankaty Credit Opportunity (Offshore Master) IV, L.P. and Sankaty Credit Opportunities IV, L.P. The address of the Sankaty entities is 111 Huntington Avenue, Boston, MA 02199. These entities also own 160 shares of our Series E Preferred, which represents 16% of the outstanding shares of Series E Preferred.

5.
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

8
The number of common shares in the table includes 2,697,983,647 shares of common stock that may be acquired upon conversion of Series D Preferred and 1,666,666,667 shares of common stock which may be acquired upon conversion of a convertible note.  .

9
The number of common shares in the table includes 4,856,370,565 shares of common stock that may be acquired upon conversion of Series D Preferred and 333,050,313 shares which Mr. Coolidge may acquire by exercising options he holds.

10	The number of common shares in the table includes 1,079,193,459 shares of common stock that may be acquired upon conversion of Series D Preferred.

11	The number of common shares in the table includes 309,325,499 shares of common stock held by Mr. Danson and 2,997,452,818 shares which Mr. Danson may acquire by exercising options he holds.

12
The number of common shares in the table includes 362,500,000 shares of common stock held by Mr. Miller, including 50,000,000 shares of restricted stock previously granted to Mr. Miller, and 2,331,352,191 shares which Mr. Miller may acquire by exercising options he holds.

13
The number of common shares in the table includes 206,250,000 shares of common stock held by Mr. Donahue, including 50,000,000 shares of restricted stock previously granted to Mr. Donahue, and 1,332,201,252 shares which Mr. Donahue may acquire by exercising options he holds.

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

Changes in Control

There are no arrangements known to us the operation of which may result in a change in control of Encompass.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2009 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

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

At September 25, 2009, there were approximately 305 Employees, Non-Employee Directors and Key Advisors of Encompass and its subsidiaries eligible to participate in the 2005 Plan.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the last two fiscal years, we have not entered into any material transactions or series of transactions in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest and in which the amount involved exceeds the lesser of (i) $120 or (ii) one percent of the average of our total assets at 2009 and 2008 fiscal year end ($61,540), nor are any such transactions presently proposed, except as follows:

•
In connection with the recapitalization described under Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control, we entered into a five-year management agreement with H.I.G. Capital.   H.I.G Capital is an affiliate of ACT-DE, LLC, which owns shares entitled to cast approximately 72% of the votes which may be cast by all of our stockholders. Under the management agreement, H.I.G Capital provides management and consulting services to us and our subsidiaries, subject to the supervision of the our Board of Directors. We pay a cash consulting and management fee to H.I.G Capital, currently not to exceed $500 per annum. The fee is payable only to the extent permitted under a Note Purchase Agreement, for which Sankaty Advisors, LLC is the collateral agent, and the amount of the fee depends on whether we have met certain financial objectives. If payment of the fee is prohibited by the Note Purchase Agreement, the unpaid amount will accrue interest at the rate of 5% per annum, compounded annually. In addition, we have agreed to reimburse HIG Capital for expenses incurred in connection with the performance of management and consulting services with respect to us.   At the same time, we also entered into a five-year investment advisory services agreement with H.I.G. Capital, pursuant to which H.I.G Capital will provide certain financial advisory services to us and our subsidiaries, subject to the supervision of our Board of Directors. In connection with any transaction introduced, arranged, managed and/or negotiated by H.I.G. Capital, including an acquisition, disposition, sale of us, or financing, we will pay H.I.G. Capital an investment banking fee and a supplemental management fee, each equal to a percentage of (i) the enterprise value of an acquisition or disposition, (ii) the financing amount, in connection with a debt or equity financing, or (iii) the benefit value, in connection with any other transaction not in the ordinary course of business. The investment banking fee and supplemental management fee with respect to future transactions will be payable only to the extent permitted under the Note Purchase Agreement. If payment of the fees is prohibited by the Note Purchase Agreement, the unpaid amount will accrue interest at the rate of 5% per annum, compounded annually. We paid H.I.G. Capital a combined investment banking and supplemental management fee of $525 in connection with the purchase by certain investors, including H.I.G. Capital, of Series C Preferred Stock pursuant to a Series C Purchase Agreement.   We paid H.I.G. Capital a combined investment banking and supplemental management fee of $200 in connection with the purchase by certain investors of Series E Preferred Stock pursuant to a Series E Purchase Agreement.  Under both the management agreement and the investment advisory services agreement, we will reimburse H.I.G. Capital for expenses incurred in performance of its duties thereunder. Both agreements require us to indemnify H.I.G. Capital and its affiliates with respect to losses or claims arising from H.I.G. Capital’s performance of services, except as a result of its gross negligence or willful misconduct. Either party may terminate the management agreement or the investment advisory services agreement in the event of a breach of material terms by the other party, and H.I.G. Capital is entitled to recover damages in the event of such a breach by us.

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

•
On August 17, 2007, we satisfied outstanding debts to our Chief Executive Officer, Vice President and Chief Operating Officer and Chief Financial Officer, to whom we were obligated to pay approximately $1,048 for accrued and unpaid compensation, unreimbursed business expenses and the outstanding principal balance and accrued interest with respect to an unsecured promissory note dated April 24, 2006 issued by us to our Chief Executive Officer.  We satisfied the outstanding debts with management with an aggregate payment of approximately $488 and the issuance of a note to Mr. Danson’s consulting company, Danson Partners, LLC, in the aggregate principal amount of $310,000, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of us or August 17, 2013.  Mr. Danson also agreed to restructure a potential $250 bonus until such time as we satisfy certain milestones as described in Mr. Danson’s employment agreement. Effective August 17, 2009, Mr. Danson’s potential bonus amount was not earned and therefore expired.

•
Upon the closing of the recapitalization, the four pre-closing directors of the Company, which included Mr. Roche, received an aggregate of $365 for accrued directors’ and special committee fees of which $175 was used by the directors to purchase shares of Series A-2 Preferred.

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

•
On August 1, 2008, we sold 908.57 shares of our newly designated Series E Preferred for an aggregate purchase price of $3,786 in immediately available funds to ACT-DE, LLC and the other holders of its Series C Preferred (the “Other Series C Stockholders), pursuant to a Purchase Agreement (the “Series E Purchase Agreement”). We used the proceeds from the sale of the Series E Preferred, in conjunction with the debt proceeds described below, to fund the acquisition of Tritronics, Inc. and for working capital needs related to an agreement entered into with Philips Consumer Lifestyle North America as described on the Company's Form 8-K filed with the SEC on July 18, 2008.  On August 13, 2008, we completed a subsequent closing of the sale of shares of our Series E Preferred as contemplated by the Series E Stock Purchase Agreement at which we sold an additional 91.43 shares of our Series E Preferred, at a price of $4,167 per share, to the holders of its Series C Preferred Stock, other than ACT-DE, LLC, for an aggregate cash purchase price of $381.

•
On August 1, 2008, Encompass Parts entered into the Amended and Restated Note Purchase Agreement  with Sankaty Advisors, LLC and other “Note Purchasers”, Encompass Parts Distribution, Inc., a Delaware corporation (“Encompass-DE”), as issuer, and us, Tritronics, SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test and Vance Baldwin, as guarantors (the “Guarantors”).  See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Source of Liquidity – Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility above for a detailed description of the Amended and Restated Note Purchase Agreement.  Certain affiliates of Sankaty are holders of our Series C and Series E Preferred.  On August 1, 2008, we and the holders of Series C Preferred Stock entered into Amendment No. 1 to the Stockholder Agreement, dated August 17, 2007 (the “Amended Series C Stockholder Agreement”) originally entered into between such parties.  Pursuant to the amendment, the shares of Series E Preferred issued to holders of Series C Preferred Stock are subject to the Series C Stockholder Agreement, including for purposes of transfer restrictions as well as co-sale rights on sales of preferred stock by the major Series C Preferred Stockholder in favor of the other Series C Stockholders.  The Series C Stockholder Agreement was also amended to provide that we may not agree to an Exchange Transaction (as defined therein) without the prior written consent of the major Series C Preferred Stockholder and the prior written consent of holders of a majority of the outstanding shares of Series C Preferred held by the other Series C Stockholders.

•
On January 12, 2009, the Company and Sankaty Advisors, LLC entered into Amendment No. 1 to the Amended and Restated Note Purchase Agreement which incorporated a minimum payment of $1 million for the fiscal year ending June 30, 2009 under an annual sweep of excess cash flow, as defined, and increased the amount of permitted annual capital expenditures.

•
On March 20, 2009 the Company and Sankaty Advisors, LLC entered into an Equity Repurchase Waiver Agreement whereby the Company agreed to a prepayment of Senior Notes in the principal amount of $300 in connection with the purchase of 3,000,000,000 shares of its common stock from an institutional investor for a price of $308 including expenses.

Director Independence

During fiscal 2009, the following members of our Board of Directors were independent under the relevant Marketplace Rules of The NASDAQ Stock Market LLC:  Messrs. Ball, Black, Ketteler, Nolan, Roche and Wedren.  During fiscal year 2009 and currently the members of the Audit Committee, Messrs. Ball, Ketteler and Wedren, satisfy both the separate independence requirements of NASDAQ and the SEC for members of the Audit Committee.  Messrs. Nolan, Roche and Wedren currently serve on the Compensation Committee.

The Board of Directors did not consider any transaction, relationship or arrangement not otherwise disclosed above under the heading “Certain Relationships and Related Transactions” in determining the independence of Messrs. Ball, Black, Ketteler, Nolan, Roche and Wedren.

Item 14.  Principal Accounting Fees and Services.

J.H. Cohn LLP (“JH Cohn”) served as our independent auditors for the fiscal years ended June 30, 2009 and June 30, 2008.  We have been or will be billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category	Fiscal 2009	Fiscal 2008

Audit Fees¹	$337	$284
Audit-Related Fees[2]	$—	$—
Tax Fees[3]	$27	$16
All Other Fees[4]	$72	$156
TOTAL	$436	$456

¹ Audit fees consisted of fees for the audit of our annual financial statements, review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of our documents filed with the SEC.  This category includes (i) $170 billed by JH Cohn for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2008 and the review of our Form 10-K for the fiscal year ended June 30, 2008, $91 by JH Cohn for the reviews of our consolidated financial statements included in our Forms 10-QSB for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 and $22 billed in connection with a Form 8K/A filed with the SEC and (ii)  $225 billed or to be billed by JH Cohn for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2009 and the review of our Form 10-K for the fiscal year ended June 30, 2009, $84 billed by JH Cohn for the reviews of our consolidated financial statements included in our Forms 10-Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 and $28 billed in connection with a Form 8K/A filed with the SEC.

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

4Other than the services described above, the aggregate fees billed for services rendered by JH Cohn were $72 and $156 for the fiscal years ended June 30, 2009 and 2008. These fees were related to the audits and due diligence services for acquiring certain business targets.

Policy for Pre-Approval of Audit and Non-Audit Services

The policy of the Company’s Audit Committee is to pre-approve audit, audit-related, tax and other permissible services to be performed by the Company’s principal accountant. The need for pre-approval of any services to be performed by the principal accountant is considered in setting the agendas for Audit Committee meetings, and review and approval of proposed fees is undertaken at the Audit Committee meetings as needed.  In cases where pre-approval of services is necessary prior to the next scheduled Audit Committee meeting, approval will be determined by communication with Audit Committee members and documented through written consents in lieu of meetings.

The Audit Committee’s pre-approval policy was implemented as of September 20, 2007, as required by applicable regulations.

During the fiscal years ended June 30, 2009, 2008 and 2007, all engagements of our independent auditor to perform any audit services and non-audit services were approved by the Audit Committee in accordance with its policy to pre-approve all such services to be performed for us under applicable federal securities regulations.

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

10.3
Stockholders Agreement by and among Advanced Communications Technologies, Inc., the holders of the Series C Convertible Preferred Stock and the holders of the Series D Convertible Preferred Stock, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.4.1	Purchase Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the other Buyers identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.4.2
Registration Rights Agreement entered into by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007
Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.4.3	Stockholders Agreement by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.6.1*	Amended and Restated 2005 Stock Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.6.2*	Form of Option Agreement for Executive Officers under the Amended and Restated 2005 Stock Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.7	Management Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.8	Investment Advisory Services Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.9*	Letter Agreement among Wayne I. Danson, Danson Partners LLC and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.10*	Employment Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.11*	Employment Agreement between John Donahue and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.12*	Employment Agreement between Steven Miller and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.13*	Stock Option Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith

10.14*	Stock Option Agreement between John Donahue and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith

10.15*	Stock Option Agreement between Steven Miller and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Filed herewith

10.16	Side Letter between H.I.G. Capital L.L.C. and Sankaty Advisors, LLC, dated as of August 17, 2007	Incorporated by reference to Exhibit 3(i)(b) to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.17	Stock Purchase Agreement entered into by and among Encompass Group Affiliates, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated August 1, 2008.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

10.18	Amendment No. 1 to Stockholder Agreement, among Encompass Group Affiliates, Inc., ACT-DE, LLC, and the persons and entities identified on Schedule 1 thereto, dated August 1, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

10.19
Spare Parts Agreement between Vance Baldwin Electronics, a wholly-owned subsidiary of Encompass Group Affiliates, Inc. and Philips Consumer Lifestyle North America, a division of Philips Electronics North America Corporation, dated July 14, 2008.
Filed herewith (subject to request for confidential treatment)

10.20	Stock Purchase Agreement with YA Global Investments, L.P, dated March 23. 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2009

10.21	Equity Repurchase Waiver Agreement with Sankaty Advisors LLC, dated March 20, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2009

10.22*	Amendment to Employment Agreement between Wayne Danson and Encompass Group Affiliates, Inc., dated September 28, 2009, effective as of July 31, 2009	Filed herewith

10.23*	Amendment to Employment Agreement between John Donahue and Encompass Group Affiliates, Inc., dated September 28, 2009, effective as of July 31, 2009	Filed herewith

10.24*	Amendment to Employment Agreement between Steven Miller and Encompass Group Affiliates, Inc., dated September 28, 2009, effective as of July 31, 2009	Filed herewith

14	Code of Business Conduct and Ethics for Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

21	Subsidiaries of Advanced Communications Technologies, Inc.	Filed herewith

31.1	Certification by Chief Executive Officer pursuant to Sarbanes–Oxley Section 302	Filed herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

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
Date: September 28, 2009

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne I. Danson
Wayne I. Danson	President and Chief Executive Officer (Principal Executive Officer) and Director	September 28, 2009

/s/ John E. Donahue
John E. Donahue	Vice President and Chief Financial Officer (Principal Accounting Officer)	September 28, 2009

/s/ John Black
John Black	Director	September 28, 2009

/s/ J.G. (Pete) Ball
J.G. (Pete) Ball	Director	September 28, 2009

/s/ Thomas R. Ketteler
Thomas R. Ketteler	Director	September 28, 2009

/s/ Wilbank J. Roche
Wilbank J. Roche	Director	September 28, 2009

/s/ William J. Nolan
William J. Nolan	Director	September 28, 2009

/s/ Gerald E. Wedren
Gerald E. Wedren	Director	September 28, 2009

Encompass Group Affiliates, Inc. And Subsidiaries

Contents

Page
F-1	Report of independent registered public accounting firm

F-2	Consolidated balance sheets as of June 30, 2009 and 2008

F-3	Consolidated statements of operations for the years ended June 30, 2009, 2008 and 2007

F-4	Consolidated statements of changes in stockholders’ equity (deficiency) for the years ended June 30, 2009, 2008 and 2007

F-5	Consolidated statements of cash flows for the years ended June 30, 2009, 2008 and 2007

F6 – F-30	Notes to consolidated financial statements

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
    Encompass Group Affiliates, Inc.

We have audited the accompanying consolidated balance sheets of Encompass Group Affiliates, Inc. and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material   respects, the   financial   position of Encompass Group Affiliates, Inc. and subsidiaries as of June 30, 2009 and 2008, and their results of operations and cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

J.H. COHN LLP
New York, New York
September 28, 2009

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$5,536	$4,008
Restricted cash	1,509	394
Accounts receivable, net of allowance for doubtful accounts of $441
and $74 at June 30, 2009 and 2008, respectively	9,677	5,908
Inventory	12,267	3,806
Replacement parts and equipment	297	655
Due from vendors	2,487	1,103
Deferred tax asset	1,400	1,100
Prepaid expenses and other current assets	2,089	870
Total Current Assets	35,262	17,844
Property and equipment, net	1,227	550
Other Assets
Intangible assets, net	13,248	9,610
Goodwill	20,627	14,075
Deferred tax asset	4,170	3,400
Other assets	1,836	1,133
Total Other Assets	39,881	28,218
TOTAL ASSETS	$76,370	$46,612

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$11,766	$8,450
Escrow liability	1,509	394
Senior notes payable, current portion	1,508	507
Other notes payable, current portion	88	34
Total Current Liabilities	14,871	9,385
Long Term Liabilities
Senior notes payable, net of unamortized original issue discount and less current portion	9,883	11,649
Senior subordinated notes payable, net of unamortized original issue discount	24,636	11,552
Convertible notes payable	1,206	1,206
Note payable, officer	310	310
Other notes payable, less current portion	1,327	42
Deferred tax liability	1,836	—
Series E preferred stock	5,360	—
Total Long Term Liabilities	44,558	24,759
TOTAL LIABILITIES	59,429	34,144

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000 authorized, 3,000 shares issued and outstanding in 2009 for Series C, Series D and Series E and 2,000 in 2008 for Series C and Series D:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $7,713 and $6,957 in 2009 and 2008, respectively)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $776 and $700 in 2009 and 2008, respectively)	—	—
Common stock, no par value, 230,000,000,000 shares authorized in 2009 and 5,000,000,000 in 2008, 13,286,151,000 and 13,489,918,000 shares issued and outstanding in 2009 and 2008, respectively	36,152	35,350
Additional paid-in capital	9,160	8,347
Accumulated deficit	(28,371)	(31,229)
Total Stockholders' Equity	16,941	12,468
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,370	$46,612

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Years Ended June 30,
	2009	2008	2007

NET SALES	$110,084	$64,327	$9,244
COST OF SALES	81,562	50,543	6,133
GROSS PROFIT	28,522	13,784	3,111

OPERATING EXPENSES
Depreciation and amortization	2,124	1,245	75
Selling, general and administrative expenses	18,563	10,299	3,743
Asset impairment charge	—	—	400

TOTAL OPERATING EXPENSES	20,687	11,544	4,218
Income (Loss) From Operations	7,835	2,240	(1,107)

OTHER INCOME (EXPENSE)
Other income	163	59	—
Interest expense, net	(6,390)	(2,752)	(143)

TOTAL OTHER INCOME (EXPENSE), NET	(6,227)	(2,693)	(143)

Income (loss) before income tax benefit	1,608	(453)	(1,250)

Income tax benefit	1,250	4,500	—

NET INCOME (LOSS)	2,858	4,047	(1,250)
Deemed dividend on preferred stock	—	(820)	—
Cumulative preferred stock dividend	(832)	(723)	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$2,026	$2,504	$(1,250)
Basic net income (loss) per common share	$—	$—	$—
Basic weighted average number of common shares outstanding	15,234,964,325	6,300,625,470	4,821,987,000
Diluted net income (loss) per common share	$—	$—	$—
Diluted weighted average number of common shares outstanding	125,746,338,315	116,811,998,990	4,821,987,000

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(Dollars in thousands)

		PREFERRED STOCK	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPTIAL	DEFICIT	TOTAL

BALANCE AT JULY 1, 2006	—	$—	4,167,927,000	$30,475	$1,195	$(33,045)	$(1,375)
Stock issued on conversion of Series A preferred stock	—	—	789,785,000	559	—	—	559
Stock issued on conversion of Series B preferred stock	—	—	20,000,000	20	—	—	20
Common stock issued to officers	—	—	20,000,000	38	—	—	38
Accrued distribution of Herborium Inc.'s common shares to shareholders	—	—	—	—	—	(161)	(161)
Beneficial conversion feature attributable to Series A-1 preferred stock	—	—	—	—	85	—	85
Net loss for the year	—	—	—	—	—	(1,250)	(1,250)
BALANCE AT JUNE 30, 2007	—	—	4,997,712,000	31,092	1,280	(34,456)	(2,084)
Exchange of Series A, Series B and Series A-1 convertible preferred stock for Series A-2 convertible preferred stock, resulting in a deemed dividend	—	—	—	—	—	(820)	(820)
Issuance of Series C and Series D convertible preferred stock	2,000	—	—	—	6,443	—	6,443
Reclassification of Series A-2 convertible preferred stock from debt to stockholders’ equity	8,412	4,206	—	—	—	—	4,206
Conversion of Series A-2 convertible preferred stock into common stock	(8,412)	(4,206)	8,412,206,000	4,206	—	—
Stock-based compensation - issuance of common shares to officers	—	—	80,000,000	52	—	—	52
Stock-based compensation	—	—	—	—	624		624
Net income for the year	—	—	—	—	—	4,047	4,047

BALANCE AT JUNE 30, 2008	2,000	—	13,489,918,000	35,350	8,347	(31,229)	12,468

Issuance of common stock	—	—	2,796,233,000	1,119	—	—	1,119
Redemption and cancellation of common stock	—	—	(3,000,000,000)	(317)	—	—	(317)
Stock-based compensation	—	—	—	—	813		813
Net income for the year	—	—	—	—	—	2,858	2,858

BALANCE AT JUNE 30, 2009	2,000	$—	13,286,151,000	$36,152	$9,160	$(28,371)	$16,941

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended June 30,
	2009	2008	2007
CASH FLOWS PROVIDED BY OPERATIONS:
Net income (loss)	$2,858	$4,047	$(1,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,287	1,245	77
Deferred income taxes	(1,250)	(4,500)	—
Provision for doubtful accounts	258	5
Stock-based compensation	813	676	38
Beneficial conversion feature of Series A-1 preferred stock	—	—	85
Asset impairment charge	—	—	400
Loss on sale of marketable securities	—	—	5
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(2,471)	315	(59)
Inventory	(6,706)	(820)	—
Replacement parts and equipment	358	(284)	43
Due from vendors	(1,089)	(337)	—
Prepaid expense and other assets	(1,241)	(506)	20
Increase in liabilities:
Accounts payable and accrued expenses	2,367	311	983
Net cash provided by (used in) operating activities	(3,816)	152	342

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(8,296)	(22,321)	—
Increase in acquisition costs	(865)	(2,769)	(176)
Purchase of property and equipment	(871)	(238)	(108)
Funds received from PMIC bankruptcy trustee	—	—	27
Decrease (increase) in other assets	(326)	(33)	12
Net cash used in investing activities	(10,358)	(25,361)	(245)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on notes payable and capitalized leases	(876)	(1,026)	(349)
Redemption of common stock	(317)
Proceeds from issuance of preferred stock	4,167	6,300	—
Proceeds from issuance of senior and subordinated notes	13,000	24,000	—
Payment of debt and equity issuance costs	(272)	(901)	—
Proceeds from sale of Series A-1 preferred stock	—	—	340
Net cash provided by (used in) financing activities	15,702	28,373	(9)

Net increase in cash and cash equivalents	1,528	3,164	88

Cash and cash equivalents at beginning of year	4,008	844	756

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,536	$4,008	$844

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

NOTE 1.                      BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

       Organization

Encompass Group Affiliates, Inc., a Florida corporation ("we," "us," "our," “Encompass” or the "Company"), specializes in the technology aftermarket service and supply chain known as reverse logistics.  Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc. ("Encompass Parts"), and Encompass Service Solutions, Inc operates businesses that provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services for flat panel display products,  returns management services and anticipates providing end-of-life cycle services for all such products.

We are a market leader in the consumer electronics segment of the reverse logistics industry providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.  Our strategy addresses the overall market from both the end-user driven product support and repair industry and from the manufacturer-driven e-Waste recovery industry.  While these two industries have different characteristics, they have significant back-end operational synergies.  We are also focused on becoming a full-service provider of repair, refurbishment, parts distribution and end-of-life cycle services in other complimentary industries. To that end and to augment our growth, we intend to continue to acquire additional businesses that either repair and refurbish equipment or distribute parts typically used in the repair and refurbishment process, as well as those that provide e-Waste recovery services. We presently provide single source, value-added life cycle professional management services for technology products to businesses and consumers in the North American market, and expect to commence full-scale operations in Mexico to serve the Latin American and Canadian markets within the next 60 days.

On August 17, 2007, Encompass Parts completed the acquisition of Vance Baldwin, Inc. (“Vance Baldwin”), d/b/a Vance Baldwin Electronics, an OEM parts distributor that has been a leader in the industry for over fifty years.  Vance Baldwin has operations in southern Florida, suburban Atlanta and Las Vegas and distributes tens of thousands of different parts (i.e., SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution.  In addition, Vance Baldwin provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

In addition, Encompass Parts has, since June 2004, owned Cyber-Test, Inc., a Delaware corporation ("Cyber-Test").  Cyber-Test, dba Encompass Service Solutions, Inc. (“Encompass Service”), a depot repair and refurbishment company based in Florida, operates as an independent service organization with the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management.  Encompass Service's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.

In connection with its strategy of expanding internationally, Encompass Parts Distribution has formed subsidiaries in Mexico and Canada, the operations of which have not commenced as of June 30, 2009.

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

 Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values is recorded as “Goodwill”.  Historically, in accordance with SFAS No. 141, the Company has included transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs as part of the purchase price of its acquisitions.  As described below in “Recent Accounting Pronouncements”, under SFAS Statement No. 141(R), effective July 1, 2009, the Company will be required to expense such costs as incurred.  At June 30, 2009, the Company had $1,111 of deferred transaction costs which it will be required to write off in the quarter ending September 30, 2009.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

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

Inventory, Replacement Parts and Equipment

Inventory of OEM parts purchased for resale within the reverse logistics industry, which consists solely of finished goods, is valued at the lower of cost (average cost basis) or market, using the first-in, first-out (“FIFO”) method.

Replacement parts and equipment consist primarily of repair parts, as well as consumable supplies for resale and used machines that are held for resale, that are stated at the lower of weighted average cost or market.  The weighted average cost of replacement parts and equipment approximates the first-in, first-out method.

Management performs periodic assessments to determine the existence of obsolete, slow-moving inventory and non-usable replacement parts and equipment and records necessary provisions to reduce such inventory and replacement parts and equipment to net realizable value.

Income (Loss) Per Share

Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share.”  Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is based upon the addition of the effect of common stock equivalents (convertible preferred stock and convertible notes payable, potentially dilutive stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive. The computation of net income per share for the fiscal years ended June 30, 2009 and 2008 is as follows:

	Year ended June 30, 2009
	Income	Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$2,026	15,234,964,000	$—
Effect of Dilutive Securities
Convertible preferred stock	832	108,501,131,000
Convertible notes	148	2,010,243,000

Diluted EPS
Net income available to common stockholders	$3,006	125,746,338,000	$—

	Year ended June 30, 2008
	Income	Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$2,504	6,300,625,000	$—
Effect of Dilutive Securities
Convertible preferred stock	723	108,501,131,000
Convertible notes	74	2,010,243,000

Diluted EPS
Net income available to common stockholders	$3,301	116,811,999,000	$—

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

The above diluted EPS calculations are based on the maximum possible amount of dilutive shares, which may not actually occur.  Actual results from the conversion of Series C Preferred may result in the issuance of fewer common shares if the return, or deemed return, per share of Series C Preferred meets certain targets (see Note 8).

During the fiscal year ended June 30, 2007, potentially dilutive securities totalling 5,841,667,000 that could have been issued upon conversion of convertible preferred stock were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.   There were no options to purchase shares of common stock outstanding as of June 30, 2007.  At June 30, 2009 and 2008, potentially dilutive securities attributable to stock option grants totalled 10,923,525,000 and 9,325,409,000 respectively.

Options to purchase 10,923,525,000 and 9,325,409,000 shares of common stock at $.00075 were outstanding as of June 30, 2009 and 2008, but were not include in the computation of diluted EPS for the years then ended because the options’ exercise price was greater than the average market price of the common shares.

Core Charges

The vendors of products distributed by the Company frequently add a "core charge" to the cost of individual replacement parts that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards, which are defective.  These defective, replaced components are ultimately repaired and re-enter the distribution channel.

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the consolidated balance sheets.  Core charges associated with goods in inventory in the amount of $1,702 and $749 are included in prepaid expenses and other current assets as of June 30, 2009 and 2008, respectively.

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
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

The Company leases certain equipment and software under agreements that are classified as capital leases and are included in the accompanying balance sheet under property and equipment.  Amortization of equipment held under capital leases is included in depreciation expense.  Maintenance and repairs are charged to expense when incurred.

Warranty Reserve

Refurbished peripheral computer equipment sold to customers and the repair of customer owned equipment is guaranteed for a period of ninety days and a period of 12 months for the repair of circuit boards.  Any defective refurbished equipment is replaced free of charge and customer owned equipment is repaired without charge during the warranty period.  Encompass Service Solutions provides a reserve for warranty repairs based on historical failure rates and the estimated cost to repair.  During fiscal 2009, 2008 and 2007, the provision for warranty costs and costs charged against the reserve were as follows:

	2009	2008	2007
Balance at beginning of year	$86	$72	$64
Provision recorded	751	774	646
Warranty costs incurred	747	760	638
Balance at end of year	$90	$86	$72

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments.  The fair value of the Company’s long-term debt is estimated based on the rates currently available to the Company for debt of the same remaining maturities.  The carrying amounts of the Company’s long-term debt obligations approximate its fair value.

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

Shipping and Handling Costs

The Company includes shipping costs, associated with outbound freight, in cost of sales.  Total shipping costs included in cost of sales for the years ended June 30, 2009, 2008 and 2007 were approximately $7,336, $4,959 and $1,621, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes".  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance has been used to partially offset the recognition of any deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization.  The use of any tax loss carryforward benefits may also be limited as a result of changes in control of Company.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

The amount of income taxes a Company pays is subject to periodic audits by federal and state tax authorities and these audits may result in proposed deficiency assessments.   In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  The Company adopted FIN 48 as of July 1, 2007, with no impact on the consolidated financial statements.

The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions (within the meaning of FIN 48).  The Company is currently undergoing an examination of its Federal returns for fiscal 2006-2008.

Concentration of Credit Risk

We have certain financial instruments that potentially subject us to significant concentrations of credit risk which consist principally of cash and cash equivalents and accounts receivable.  We maintain cash and cash equivalents in short-term money market accounts with high quality financial institutions.  Certain deposits held with banks may exceed the amount of insurance provided on such deposits; at June 30, 2009, the amount of deposits in excess of insurance provided was $520.  Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Stock-Based Compensation

The fair value of stock option grants is calculated using the Black-Scholes Option Pricing Model.  The exercise price of stock options granted is equal to or greater than fair market value at the date of grant as determined by the closing price per share.  The Company recognizes compensation expense for the entire award over the period of vesting.  Performance based compensation is recorded when the underlying criteria are considered probable of being met.

The Company determines the value of grants of restricted common stock to employees and others based on the closing price per share at the date of grant and amortizes the cost as compensation expense on a straight-line basis over the period which services are to be performed or the period of vesting.

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.  As of June 30, 2009 and 2008, $682 and $390, respectively, of such costs were capitalized, or $433 and $347, respectively, net of amortization.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

Classification of Preferred Stock

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) a company is required to classify preferred stock as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur.  The Series E Certificate of Designation provides for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing or repayment in full, redemption or other discharge or satisfaction in full of the Senior Notes and Series A and Series B Senior Subordinated Notes (Note 7).  As of June 30, 2009, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason, however remote.   Dividends on the Series E Preferred Stock are included in interest expense since the issue is classified as a liability rather than equity, with the related liability included in the preferred stock redemption balance included in long-term liabilities as of June 30, 2009.

       Subsequent Events

The Company performed its evaluation of subsequent events through September 28, 2009, the date that these consolidated financial statements were issued.

Recent Accounting Pronouncements

The Company adopted the provisions of SFAS No. 157 – Fair Value Measurements for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective July 1, 2008. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually).  As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and non-financial liabilities, primarily goodwill and intangible assets, until July 1, 2009.  Management does not expect this pronouncement will have a material impact on the consolidated financial statements of the Company.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS No. 159 is effective for years beginning after November 15, 2008.  Management does not expect this pronouncement will have a material impact on the consolidated financial statements of the Company.

The FASB has issued SFAS No. 141 (R), “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which Statement No. 141 called the “purchase method”) be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations.  SFAS No. 141 (R) requires that typical transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs be expensed as incurred and no longer be effectively accounted for as part of excess purchase price and intangible assets. The statement is effective for transactions within the annual reporting period beginning after December 15, 2008; accordingly, management is evaluating the impact this new standard will have on the Company’s financial position and results of operations, including the prospective write off of capitalized transaction costs included in other non-current assets associated with potential acquisitions in process. At June 30, 2009, such capitalized transaction costs amount to $1,111.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” to amend the provisions SFAS No. 141 (R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies.  (FSP) No. FAS141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Management is currently evaluating the impact of this new standard, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

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

On June 16, 2008, the FASB issued final Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether  Instruments Granted in Share-Based Payment Transactions Are Participating Securities", to address the question of  whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this FSP to have a significant impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This standard is not expected to result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The provisions for SFAS 165 were effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this standard on June 30, 2009, and the impact of the adoption was not significant.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS 167”).  SFAS 167 amends FASB’s Interpretation (FIN) No. 46(R) , Consolidation of Variable Interest Entities, mainly to (1) require an enterprise to conduct a qualitative analysis for the purpose of determining whether, based on its variable interests, it also has a controlling interest in a variable interest entity (VIE), and (2) make the consequential changes resulting from elimination of the concept of a qualifying special-purpose entity (QSPE) in SFAS No. 140 , Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, thus subjecting an entity previously designated as a QSPE to the same evaluation as that of any other VIE for consolidation purposes. Amended FIN No. 46(R) is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. Earlier application is not permitted, but retrospective application to previously issued financial statements for previous years is allowed but, not required.  We do not expect the adoption of SFAS 167 to have a significant impact on our financial position, results of operations or cash flows.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

In June 2009, FASB issued SFAS No. 168, The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or “Codification”).  When it becomes effective for financial statements covering periods ending after September 15, 2009, the Codification will be the single source of authoritative U.S. GAAP applicable to all non-governmental entities and will supersede all existing FASB, AICPA, and Emerging Issues Task Force (EITF) pronouncements and related literature (i.e. all codified literature will carry the same level of authority and non-codified GAAP literature will become non-authoritative). The Codification will also include relevant portions of authoritative SEC content relating to matters within the basic financial statements, which are considered as sources of authoritative GAAP for SEC registrants.  As of July 1, 2009, the FASB no longer issues Statements, Interpretations, Staff Positions, or EITF abstracts.  Irrespective of how they would have been issued under the previous structure, all changes to GAAP will henceforth be only in the form of Accounting Standards Updates, which will serve to update the Codification itself. When the Codification becomes effective, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, will be rendered irrelevant to give effect to the new GAAP hierarchy established in the Codification.  SFAS 168 is effective for our fiscal quarter beginning July 1, 2009.  Other than modifications to the currently required disclosures, we do not expect the adoption of SFAS 168 to have a significant impact on our financial position, results of operations or cash flows.

NOTE 2.                      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of June 30, 2009 and 2008:

	2009	2008
Computer, office equipment and fixtures	$1,562	$546
Machinery and equipment	292	256
Leasehold improvements	178	114
	2,032	916
Less: Accumulated depreciation	805	366
Property and equipment, net	$1,227	$550

Depreciation expense for the years ended June 30, 2009, 2008 and 2007 was $443, $197 and $75, respectively.

NOTE 3.                      RECAPITALIZATION; ACQUISITION OF VANCE BALDWIN, INC. AND TRITRONICS, INC.

On August 17, 2007 (the “Recapitalization Date”), the Company entered into a series of transactions to effect a recapitalization which included the acquisition of a new operating subsidiary for an aggregate purchase price of $27,900 (including transaction costs), the completion of a significant preferred stock issuance of $6,300, the issuance of $23,400 in senior and subordinated notes and the settlement of substantially all of the Company’s notes payable, accounts payable and accrued expenses.  On the Recapitalization Date, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., a privately-held Florida subchapter S corporation doing business as Vance Baldwin Electronics and engaged in distribution and shipping of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”).  Management believes that the business and operations of Vance Baldwin, which has its headquarters in Ft. Lauderdale, Florida and substantial distribution facilities in Lawrenceville, Georgia, complements the business and operations offered by Cyber-Test and significantly expands the Company’s presence in the reverse logistics business.  Results of operations include Vance Baldwin since the Recapitalization Date.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

Consideration consisted of the following:  (i) $23,921 in cash, $750 of which was placed into an escrow account to serve as a source of funds to satisfy any indemnification obligations under the VB Purchase Agreement, (ii) 312.50 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred”), and a convertible promissory note in the amount of $1,000.  The convertible note accrues interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and is due and payable on October 17, 2012  to the extent the holder has not exercised its conversion rights thereunder.  The fair value of the Series D Convertible Preferred Stock was determined based on the implicit value of the Series C Convertible Preferred Stock based on the ratio of the amount received for the sale of shares of such issue to the equity interest sold.

On August 1, 2008 (the “Acquisition Date”), the Company acquired all of the outstanding equity interests in Tritronics, Inc., a privately-held Maryland C corporation engaged in the distribution of replacement parts and accessories for consumer electronics products (“Tritronics”).  Management believes that the business and operations of Tritronics, which has its headquarters and principal facility in Abingdon, Maryland and a second facility in Miami, Florida, complements the business and operations offered by the Company’s two current operating subsidiaries, Cyber-Test and Vance Baldwin Electronics.  Tritronics sales for the fiscal year ended April 30, 2008 amounted to $21,983.  The results of operations include Tritronics since the Acquisition date.

Consideration consisted of the following: (i) $9,000 in cash less seller transaction expenses and certain indebtedness, $1,500 of which was placed in an escrow account to satisfy any indemnification obligations under the Tritronics Purchase Agreement, (ii) a subordinated promissory note in the amount of $1,000 (the “Tritronics Note”) and (iii) 2,796,232,989 shares of the Company’s common stock for an aggregate purchase price of $11,068, before transaction costs.  The Tritronics Note will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 31 and July 31. The outstanding principal balance under the Tritronics Note and any accrued but unpaid interest thereon is due and payable on August 1, 2014 (subject to extension under certain circumstances if the Company’s senior indebtedness is not paid in full as of August 1, 2014).

The purchase prices of the acquisitions are set forth below:

	Vance Baldwin	Tritronics
Cash paid to seller	$23,921	$8,949
Issuance of Series D convertible preferred stock to seller	198	—
Issuance of common stock to seller	—	1,119
Issuance of convertible note to seller	1,000	—
Issuance of note to seller	—	1,000
Total consideration paid to seller	25,119	11,068
Additional cash paid for transaction costs	2,769	865
Total purchase price	27,888	11,933
Less: noncash item of issuance of Series D convertible preferred stock to seller	(198)	—
Less: noncash item of issuance of stock to seller	—	(1,119)
Less: noncash item of note issued to seller	(1,000)	(1,000)
Less: cash acquired in the acquisition	(1,600)	(653)
Net cash paid for acquisition	$25,090	$9,161

The allocations of the total purchase price considerations of the assets acquired and liabilities assumed are based upon appraisals of the fair market value of the acquired assets and liabilities assumed in accordance with FAS 141.  The businesses acquired are recognized leaders in its industry, have had long-term relationships with major vendors and customers, histories of increasing levels of annual sales and earnings, and introduce a number of favorable strategic opportunities to the Company; accordingly, the Company believes that the excess of purchase price over net assets acquired in both acquisitions is justified.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

The fair value of the assets acquired and liabilities assumed is set forth below:

	Vance Baldwin	Tritronics
Assets acquired:
Current assets	$11,349	$4,360
Property and equipment	247	248
Intangible assets	10,580	5,170
Long-term assets	37	17
Total assets acquired	22,213	9,795
Liabilities assumed:
Current liabilities	5,712	2,352
Deferred tax liability	—	2,016
Non-current liabilities	63	47
Total liabilities assumed	5,775	4,415
Net identifiable assets acquired	16,438	5,380
Costs in excess of net identifiable assets acquired (recorded goodwill)	11,450	6,553
Total fair value of net identifiable assets acquired and goodwill	$27,888	$11,933

Intangible assets principally consist of customer lists which are being amortized over a ten year period, which is evaluated annually.  The Company, based on its annual assessment of customer attrition rates, records amortization on a straight-line basis .  Goodwill and intangible assets arising from the acquisition of Vance Baldwin are deductible for income tax purposes; however, goodwill and intangible assets arising from the acquisition of Tritronics are not deductible for income tax purposes.

The following unaudited pro forma financial information presents the results of operations of the Company as if the acquisitions had occurred at the beginning of fiscal 2009 and fiscal 2008.  Adjustments to the financial information related to the acquisition that affect the results of operations include the increase on cost of sales from the fair valuation of inventory acquired, interest expense associated with the debt issued in conjunction with the acquisition, amortization of the fair value of intangible assets and deferred debt financing costs and stock-based compensation.  This unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisitions occurred as of July 1, 2009 and 2008 or of results of operations that may occur in the future.

	For the year ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Net sales	$111,974	$92,417
Operating income	7,975	4,492
Net income	2,691	1,128
Net income (loss) basic and diluted per common share	$0.00	$0.00

NOTE 4.                      GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

	June 30, 2009	June 30, 2008
Goodwill	$20,627	$14,075

Intangible assets, primarily consisting of customer lists	$15,750	$10,580
Less accumulated amortization	(2,502)	(970)
Total net intangible assets	$13,248	$9,610

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)
Amortization expense for intangible assets, which are being amortized over 10 years based on the straight line method (which approximates the period in which the economic benefits are consumed), amounted to $1,532 and $970 for the years ended June 30, 2009 and June 30, 2008.  Based on the carrying value of intangible assets as of June 30, 2009, amortization expense for the next five fiscal years will amount to the following:

For the year ending	June 30, 2010	$1,575
	June 30, 2011	$1,575
	June 30, 2012	$1,575
	June 30, 2013	$1,575
	June 30, 2014	$1,575

NOTE 5.                      DEFERRED ACQUISITION COSTS

The Company has incurred and deferred certain legal, accounting, advisory and consulting costs relating to acquiring certain targeted businesses.  Upon the closing of an acquisition, such deferred costs are included with the purchase price in determining the total cost of acquiring the assets or capital stock of the acquired business.  As of June 30, 2009 and 2008, $1,111 and $617, respectively, of these deferred costs relating to active potential acquisitions ongoing at each date have been deferred by the Company and included in other assets.  As described in Note 1, the Company will be required to write off such deferred transaction costs in the quarter ending September 30, 2009.

NOTE 6.                      ASSET IMPAIRMENT

On May 27, 2004, Encompass entered into an Agreement with Hy-Tech Technology Group, Inc and Hy-Tech Computer Systems, Inc (collectively “Hy-Tech”) to license and use on an exclusive, worldwide, royalty-free, perpetual, non-terminable and irrevocable right basis, various intangible assets of Hy-Tech including its customer lists and corporate web addresses.  The Company originally recorded $400 for these licensed intangibles.  During the year ended June 30, 2007, these intangible assets were tested for impairment and, as a result of a determination that these assets were impaired, an impairment charge in the amount of $400 was recorded in fiscal 2007.  There was no impairment charge recorded in fiscal 2009 or 2008.

NOTE 7.                      NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following at June 30, 2009 and 2008:

	2009	2008
Note payable to officer	$310	$310

Senior notes (net of unamortized discount of $112 and $154, respectively)	11,391	12,156

Senior subordinated notes (net of unamortized discount of $364 and $183, respectively)	24,636	11,552
Convertible notes	1,206	1,206
Other notes payable	1,415	76
	38,958	25,300
Total notes payable and capital lease obligations Less: current portion	(1,596)	(541)

Notes payable and capital lease obligations, less current portion	$37,362	$24,759

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

Recapitalization and Acquisition of Vance Baldwin

In connection with the recapitalization effective August 17, 2007 described in Note 3 and below, substantially all of the then outstanding notes payable and related accrued interest were satisfied in full as of that date.

The Company entered into an unsecured note with a consulting company controlled by its Chief Executive Officer to pay the consulting company $310, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or the six-year anniversary of the closing of the transactions described herein, for unpaid compensation under a now-terminated consulting agreement.  Our Chief Executive Officer also agreed to restructure a potential $250 bonus until such time as the Company satisfies certain milestones as described in his employment agreement.

On the Recapitalization Date, the Company entered into a Note Purchase Agreement with Sankaty Advisors, LLC (“Sankaty”).  Pursuant to the Note Purchase Agreement, the Company issued $12,690 in aggregate principal amount of Senior Notes for an aggregate purchase price of $12,500 and $10,714 in aggregate principal amount of Subordinated Notes for an aggregate purchase price of $10,500.  The aggregate discount of $405, or $259 net of accumulated amortization as of June 30, 2009, is being amortized using the interest method over the terms of the notes.  Net proceeds amounted to $22,609 after related transaction expenses of $391, which is being amortized using the interest method over the terms of the notes. Under the Note Purchase Agreement, the Company is required to meet a Minimum Fixed Charge Coverage Ratio, a Maximum Total Leverage Ratio and a Minimum Adjusted EBITDA level, as defined.   Further, the Company is subject to an annual Excess Cash Flow Sweep whereby it is required to apply an amount equal to 50% of Excess Cash Flow (as defined) to the prepayment of Senior Notes.  The defined Excess Cash Flow formula did not require an amount to be paid for the year ended June 30, 2009; however, a $1,000 payment will be paid within 90 days of June 30, 2009, in accordance with provisions of the First Amendment to the Amended and Restated Note Purchase Agreement entered into on January 12, 2009.

The Senior Notes bear interest at LIBOR, with a 2.5% floor, plus 3.75%, per annum payable quarterly, in arrears, and have a five-year term through August 17, 2012 (the “Maturity Date”). As of June 30, 2009, the interest rate for the Senior Notes was 6.25%.  They are repayable in consecutive quarterly installments of 1% of the original principal amount, or approximately $127, through August 17, 2012.  At the Maturity Date the remaining principal amount and any unpaid and accrued interest on the Senior Notes shall be due. The Company is required to prepay the Senior Notes from any new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to stipulated exceptions. The Company may redeem the Senior Notes at any time, subject to a redemption premium, as defined.  The Senior Notes are secured by a first priority security interest in the assets of the Company and its subsidiaries and are guaranteed by the direct or indirect wholly-owned subsidiaries of the Company.

The Subordinated Notes bear interest, payable quarterly, in arrears, at 13% per annum, plus an increment of up to 4% based on a Maximum Total Leverage Ratio financial covenant.  The Subordinated Notes have a six-year term through August 17, 2013.  The Company may redeem the Subordinated Notes only following repayment of the Senior Notes in full, subject to a redemption premium, as defined.  The Subordinated Notes are secured by a second priority security interest in the assets of the Company and its subsidiaries and are guaranteed by the direct or indirect wholly-owned subsidiaries of the Company.  Interest, including the increment, was payable at 17% through June 30, 2009; effective July 1, 2009, interest, including the increment, is payable at 15% based on the then effective Leverage Ratio (as defined).

Under the Note Purchase Agreement, the Company was able to borrow up to $2,500 from Sankaty by issuing additional Senior Notes and/or Senior Subordinated Notes.  Such notes will be Senior Notes, Subordinated Notes, or a combination thereof, depending upon the Company’s performance measured against the Maximum Total Leverage Ratio financial covenant.  On September 27, 2007, the Company issued an additional $1,020 in principal amount of Senior Subordinated Notes for a purchase price of $1,000 under the terms described above for Senior Subordinated Notes.  No further borrowings are available under this line of credit.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

Also on the Recapitalization Date, the Company issued an unsecured convertible promissory notes in the amount of $1,000 to the seller and $206 to a creditor.  The notes accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and are due and payable on October 17, 2012 to the extent the holders have not exercised their conversion rights thereunder.

Acquisition of Tritronics

In connection with the acquisition of Tritronics on August 1, 2008, the Company amended and restated the Note Purchase Agreement entered into on August 17, 2007 (the “Amended and Restated Note Purchase Agreement”) with Sankaty Advisors, LLC (“Sankaty”).  Pursuant to the Note Purchase Agreement, the Company previously issued $12,690 in aggregate principal amount of its Senior Notes for an aggregate purchase price of $12,500 and $10,714 in aggregate principal amount of Series A senior subordinated notes for an aggregate purchase price of $10,500 (the “Series A Subordinated Notes”).  Pursuant to the Amended and Restated Note Purchase Agreement, the Company issued an additional $13,265 in aggregate principal amount of its Series B senior subordinated notes for an aggregate purchase price of $13,000 (the “Series B Subordinated Notes” and, collectively with the Series A Subordinated Notes, the “Subordinated Notes”).  The aggregate discount of $265, or $217 net of accumulated amortization as of June 30, 2009, is being amortized using the interest method over the terms of the notes.  Net proceeds amounted to $12,869 after related transaction expenses of $141, which is being amortized using the interest method over the terms of the notes. Certain affiliates of Sankaty Advisors, LLC are holders of the Company’s Series C and Series E Preferred Stock.

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

If, on August 1, 2009, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve months prior to August 1, 2009 exceeds 3.50:1, the Note Purchasers will be entitled to receive warrants, for no or nominal additional consideration, to purchase 3.5% of the shares of the Company’s outstanding common stock on a fully diluted basis; the ratio was not exceeded.  If, on each of February 1, 2010 and August 1, 2010, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve month period prior to February 1, 2010 or August 1, 2010, as applicable, exceeds 3.50:1, the Note Purchasers will be entitled to receive on each such date, for no or nominal additional consideration, warrants to purchase 5.5% and 7.5% (in each case minus the percentage of warrants previously issued to the Note Purchasers pursuant to this provision) of the shares of the Company’s outstanding common stock on a fully diluted basis (the “Warrants”) on each such date.  The Warrants expire on the first anniversary of their issuance, have anti-dilution protections and benefit from other customary protections.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

On January 12, 2009, the Company and Sankaty Advisors, LLC entered into Amendment No. 1 to the Amended and Restated Note Purchase Agreement which incorporated a minimum payment of $1 million for the fiscal year ended June 30, 2009 under an annual sweep of excess cash flow, as defined, and increased the amount of permitted annual capital expenditures.

As described in Note 8, on March 20, 2009 the Company entered into an Equity Repurchase Waiver Agreement with Sankaty whereby it agreed to a prepayment of Senior Notes in the principal amount of $300.

The future minimum scheduled maturities of notes payable for each of the next five years are as follows:

Year ending June 30,	2010	$1,596
	2011	611
	2012	571
	2013	10,164
	2014	25,016
	Thereafter	1,000

NOTE 8.                      PREFERRED STOCK

Series C and Series D Convertible Preferred Stock

On August 17, 2007, the Company sold 1,000 shares of its newly designated Series C Convertible Preferred Stock, having a par value of $0.01 per share (“Series C Preferred”), for an aggregate purchase price of $6,300 in immediately available funds, net proceeds of $5,809 after related transaction expenses of $491, to certain accredited investors, principally including ACT-DE, LLC, an affiliate of H.I.G. Capital, LLC (“HIG”), pursuant to a Purchase Agreement.  Also on that date, the Company and the holders of the Series C Preferred entered into a Registration Rights Agreement and a Stockholders Agreement.  HIG and certain other holders have certain demand registration rights with respect to shares of common stock that it may hold, subject to certain limitations, and HIG and certain other stockholders, including the holders of Series D Preferred, have piggy-back registration rights with respect to shares of common stock that they may hold.  The Series C Preferred rank senior to the common stock and all other currently designated series of preferred stock of the Company (with the exception of Series E Preferred issued in August 2008).

Pursuant to the formula for determining the Series C Conversion Rate set forth in the Certificate of Designation for the Series C Preferred, the holders of the Series C Preferred, in the aggregate, will be entitled to receive shares of common stock equal to 79.5% of common stock on a fully diluted basis except for dilution for stock options issued to management as described in Note 9 (the “Outstanding Amount”).  This conversion rate will be subject to adjustment downward to a floor of 72.5% if the return, or deemed return, per share of Series C Preferred meets certain targets.  These ranges could change if there are new issuances of convertible preferred and common stock, excluding stock options exercised.

The Series D Preferred Stock, having a par value of $0.01 per share (“Series D Preferred”), issued in the amount of $634 rank senior to the common stock and all other currently designated series of preferred stock of the Company with the exception of the Series C Preferred and the subsequently issued Series E Preferred.  Pursuant to the formula for determining the Series D Conversion Rate as set forth in the Certificate of Designation for the Series D Preferred, the holders of the Series D Preferred, in the aggregate, will be entitled to receive shares of common stock equal to 8% of the Outstanding Amount.  This interest could change if there were new issuances of equity, excluding current stock options granted.  The shares of Series D Preferred are convertible into a fixed amount of shares of common stock at the Series D Conversion Rate, subject to certain limitations during a two-year period.

Dividends on the Series C and Series D Preferred, which accrue cumulatively at the rate of 12%, are only payable upon a sale of assets, merger, liquidation, dissolution or winding up of the Company.  The right to such will extinguish upon conversion of the Series C and Series D Preferred.  As of June 30, 2009, cumulative, undeclared dividends, accrued but not recorded amounted to $1,413 and $142 for the Series C and Series D Preferred, respectively, or $1,413 and $142 per share, respectively.  As of June 30, 2008, cumulative, undeclared dividends, accrued but not recorded amounted to $657 and $66 for the Series C and Series D Preferred, respectively, or $657 and $66 per share, respectively.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

Series E Preferred Stock

On August 1, 2008, in connection with the financing of the Tritronics acquisition, the Company sold 1,000 shares of its newly designated Series E Preferred Stock, having a par value of $0.01 per share (“Series E Preferred”), for an aggregate purchase price of $4,167, net proceeds of $4,036 after related transaction costs of $131, to the holders of Series C Preferred pursuant to a Purchase Agreement (the “Series E Purchase Agreement”). The Company used the proceeds from the sale of the Series E Preferred Stock, in conjunction with the debt proceeds described above, to fund the acquisition of Tritronics and for working capital needs related to an agreement entered into with Philips.

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

The “Series E Redemption Value” means a payment per share equal to (i) $4,167 per share (the “Series E Base Amount”) plus all accrued and unpaid dividends thereon multiplied by (ii) the Redemption Percentage.  The “Redemption Percentage” shall be (i) 100% until July 31, 2009, (ii) 105% from August 1, 2009 until February 28, 2010 and (iii) 110% from March 1, 2010 until July 31, 2010. The Redemption Percentage shall increase by another 5% each March 1 and August 1 thereafter.  By way of example, the Redemption Percentage will increase to 115% on August 1, 2010 and 120% on March 1, 2011.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

The holders of Series E Preferred are not entitled to any voting rights.  However, the consent of the holders of at least a majority of the outstanding shares of Series E Preferred, voting as a class, will be required for certain corporate actions, as defined.

On August 1, 2008, in connection with the financing of the Tritronics acquisition, the Company and the holders of Series C Preferred entered into Amendment No. 1 to the Stockholder Agreement, dated August 17, 2007 (the “Amended Series C Stockholder Agreement”) originally entered into between such parties.  Pursuant to the amendment, the shares of Series E Preferred issued to holders of Series C Preferred are subject to the Series C Stockholder Agreement, including for purposes of transfer restrictions as well as co-sale rights on sales of preferred stock by the major Series C Preferred Stockholder in favor of the other Series C Stockholders.  The Series C Stockholder Agreement was also amended to provide that the Company may not agree to an Exchange Transaction (as defined therein) without the prior written consent of the major Series C Preferred Stockholder and the prior written consent of holders of a majority of the outstanding shares of Series C Preferred held by the other Series C Stockholders.

In accordance with SFAS No. 150, the Company is required to classify the Series E Preferred as a liability rather than as a component of stockholders’ equity, and, accordingly, dividends thereon are classified as interest expense on the consolidated statement of operations.   Total incurred and unpaid interest expense for the year ended June 30, 2009, which includes the amortization of the aforementioned redemption premium, amounted to $1,193.  The average interest rate of 31.2% for the year ended June 30, 2009 included an average dividend rate of 26.5% and average redemption premium rate of 4.7% based on an assumed redemption date of August 17, 2013.

Recapitalization

Also on August 17, 2007, the Company entered into a series of transactions with the holders of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock, Series B Convertible Preferred Stock and certain trade creditors and note holders of the Company (the “Creditors”) pursuant to which the following transactions were effected:  (i) the holders of the Series A Preferred, the Series A-1 Preferred and Series B Preferred exchanged such preferred stock for (a) an aggregate of 8,412.21 shares of the Company’s newly designated Series A-2 Convertible Preferred Stock, par value $0.01 per share (the “Series A-2 Preferred”) valued at $4.1 million, and (b) a full release of all claims against the Company; (ii) the Company satisfied the outstanding debts to the Creditors with an aggregate payment of approximately $3,600 in cash and the issuance of a convertible promissory note in the approximate principal amount of $206.  The terms and conditions of this note are substantially the same as those of the convertible promissory note discussed above.  The value of the Series A-2 Convertible Preferred Stock was determined based on the market price per share of the Company’s common stock on August 16, 2007.  The exchange of Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock and certain obligations for shares of Series A-2 Convertible Preferred Stock resulted in a deemed dividend in the amount of $820 for the year ended June 30, 2008.

The holders of the Series A-2 Preferred include the Company’s Chief Executive Officer and President, Chief Operating Officer and Vice President and Chief Financial Officer who formerly held 275 shares (or $275,000) of the Series A-1 Preferred.  Additionally, the Company’s Creditors also included the aforementioned officers, to whom the Company was obligated to pay approximately $1,048 for accrued and unpaid compensation, unreimbursed business expenses and the outstanding principal balance and accrued interest with respect to an unsecured promissory note dated April 24, 2006 issued by the Company to its Chief Executive Officer and President.  The Company satisfied the outstanding debts with management with an aggregate payment of approximately $488 and an agreement with Mr. Danson’s consulting company to pay the consulting company $310, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or the six-year anniversary of the closing of the transactions described herein.  The Chief Executive Officer and President also agreed to restructure a potential $250 bonus until such time as the Company satisfies certain milestones as described in his employment agreement.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

Pursuant to separate agreements between certain of the Creditors and the former majority holder of the Series A Preferred, certain of the Creditors purchased an aggregate of 1,136.69 shares of Series A-2 Preferred from the former holder of the Series A Preferred for an aggregate purchase price of $682.

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

Redemption of Common Stock

On March 23, 2009, the Company acquired 3,000,000,000 shares of its common stock from an institutional stockholder for a price of $317 including expenses.  Under Florida law, such shares are deemed to be immediately canceled and, accordingly, are excluded from the total of issued and outstanding shares of common stock at June 30, 2009.   In connection with this transaction, on March 20, 2009 the Company entered into an Equity Repurchase Waiver Agreement with Sankaty whereby it agreed to a prepayment of its Senior Notes in the principal amount of $300 in exchange for a waiver of a provision of the Amended and Restated Note Purchase Agreement otherwise prohibiting such purchase.  Such prepayment occurred prior to the June 30, 2009 balance sheet date.

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

On August 17, 2007, the Board of Directors of the Company approved the issuance of options to certain executive and subsidiary officers of the Company and independent directors to purchase 9,325,000,000 and 200,000,000 shares, respectively, of the Company’s common stock under the amended and restated Stock Plan pursuant to the terms of separate option agreements.  On August 1, 2008, the Board of Directors of the Company approved the issuance of options to certain subsidiary officers of Tritronics to purchase 1,398,117,000 of the Company’s common stock under the amended and restated Stock Plan pursuant to the terms of separate option agreements.  The exercise price of these options is $.00075 per share, a price that was greater than fair market value at the date of grant.  The aggregate intrinsic value at date of grant was $0.  The options have a term of 10 years and vest according to the following schedule:

•	25% of the options awarded vested immediately,
•	37.5% of the options awarded vest quarterly in equal increments over three years, and
•	37.5% of the options awarded vest over three years if certain EBITDA targets are met.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

The following table summarizes stock option activity for the year ended June 30, 2009:

	Shares	Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2008	9,525,409,000	$0.00075
Granted	1,398,116,000	$0.00075
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2009	10,923,525,000	$0.00075	8.3 years	$—
Exercisable at June 30, 2009	7,893,115,000	$0.00075	8.2 years	$—
Expected to vest at June 30, 2009	3,030,410,000	$0.00075	8.4 years	$—

Future stock compensation expense for unvested shares at June 30, 2009, which amount to  3,030,410,000 shares of which all are expected to vest, will amount to $667.  That cost is expected to be recognized over a weighted-average period of 1.2 years.

The Black-Scholes Option Pricing Model (which models the value over time of financial instruments)was used to estimate the fair value of the options at an assumed measurement date. The Black-ScholesOption Pricing Model uses several assumptions to value an option. We used the following assumptions:

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

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008
Expected Volatility in Stock Price	26.6%	25.7%
Risk-Free Interest Rate	4.39%	4.39%
Expected Life of Stock Awards—Years	6	6

Weighted Average Fair Value at Grant Date	$.00005	$.0002

Under now superseded employment agreements the Company entered into with two executives on September 25, 2006, the Company awarded an aggregate of 100,000,000 restricted shares of common stock of which 20% vested immediately, with 30% and 50% to vest on September 26, 2007 and September 26, 2008, respectively, subject to continued employment.  The award had a fair market value of $90 based on the closing price of the Company’s common stock on the date of grant.  In connection with this restricted stock grant, $52 was charged to stock-based compensation expense during the year ended June 30, 2008, including $50 for unvested restricted shares that vested on an accelerated basis due to the August 17, 2007 recapitalization and change in control.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

Stock-based compensation expense for the years ended June 30, 2009, 2008 and 2007 amounted to $813, $676 and $38, respectively.

NOTE 10.	INCOME TAXES

	Year ended June 30,
	2009	2008	2007
Current tax expense (benefit):
Federal	$80	$—	$—
State	—	—	—
Total	80	—	—
Deferred tax expense
Federal	1,921	882	(510)
State	—	—	—
Utilization of net operating loss carryforward	(1,100)	(955)
Change valuation allowance	(2,151)	(4,427)	510
Total	(1,330)	(4,500)	—
Income tax benefit	$(1,250)	$(4,500)	$-

The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the federal income tax rate of 35% in the fiscal ended June 30, 2009 and 34% in fiscal years ended June 30, 2008 and 2007, to income/loss before income taxes:

	Year ended June 30,
	2009		2008		2007
Tax rate reconciliation:
Computed "expected” federal tax expense (benefit)	$563	35%	$(154)	(34)%	$(425)	(34%)
State taxes, net of federal benefit	—	—%	—	—%	—	—%
Nondeductible interest	417	26%	—	—%	—	—%
Purchase accounting adjustment	(83)	(5%)	81	18%	—	—%
Other permanent differences, net	4	—%	—	—%	(85)	(7%)
Total	901	56%	(73)	(16%)	(510)	(41%)
Change in valuation allowance	(2,151)	(134%)	(4,427)	(977%)	510	41%
Income tax benefit	$(1,250)	(78%)	$(4,500)	(993%)	$0	0%

The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss, as of June 30, 2009, 2008 and 2007.

As of June 30, 2009, the Company had total net operating loss carryforwards (NOL) available to offset future Federal taxable income of approximately $23,000,000 expiring in the fiscal years from 2020 through 2027. As of June 30, 2009, the Company also had approximately $200,000 of capital loss carryforwards, expiring in fiscal 2010 that could be used to offset future federal taxable income.  As of June 30, 2009, the Company had NOLs available for various state jurisdictions that will expire from fiscal year 2022 through 2027. Due to the August 17, 2007 recapitalization and change in control, the Company is subject to an annual Section 382 limitation regarding its loss carryforward that can be utilized to offset taxable income.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

Deferred tax assets and liabilities as of June 30, 2009 and 2008 were comprised of the following:

	2009	2008
Deferred tax assets (liabilities):
Capital loss carryover	$69	$69
Stock-based compensation	509	105
Inventory	326	—
Other expenses deducted for book, not yet for tax	221	84
Net operating loss carryover	8,112	14,318
	9,237	14,576
Valuation allowance	(3,256)	(9,728)
	5,981	4,848
Property and equipment	(124)	(9)
Intangible assets	(2,123)	(339)
Net deferred tax asset	$3,734	$4,500

The Company periodically assesses its ability to realize its deferred tax assets by considering whether it is more likely than not that some portion or all of deferred tax assets will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals of net operating loss carry forwards (NOLs) and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.  Accordingly, as of June 30, 2009 and 2008, the Company re-evaluated its net deferred tax asset balance and determined that $1,330 and $4,500, respectively, should be recognized.  The recognition of the asset is reflected as an income tax benefit included in net income for the fiscal years ended June 30, 2009 and 2008.  As a result of the company's analysis, during the year ended June 30, 2009, the NOL carry forward and valuation allowance were adjusted downward by $4,321.

NOTE 11.                      MAJOR CUSTOMERS

Sales to the Company’s three largest customers during the fiscal years ended June 30, 2009 and 2008 accounted for approximately 11%, 10% and 4%, and 23%, 19% and 10%, respectively, of total sales. Sales to the Company’s two largest customers during the fiscal year ended June 30, 2007 accounted for approximately 44% and 41% respectively, of total sales.

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

The bankruptcy court approved a Mutual Settlement Agreement and Release with respect to the settlement of this litigation on August 11, 2006.  Under PMIC’s Plan of Reorganization, the Company contributed $50,000 on behalf of PMIC’s stockholders to effectuate the plan of reorganization and paid $325,000 in cash to the former officers and principal shareholders of PMIC.  The Company recorded a charge to accumulated deficit in fiscal 2007 in the amount of $161,000 for this distribution.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

NOTE 13.                      COMMITMENTS AND CONTINGENCIES

Employment Agreements

On the Recapitalization Date, the Company entered into three separate, two-year employment agreements with certain executive officers, with each agreement having a one-year option at the Company’s election and replacing prior employment agreements.  Under the terms of the agreements, the Company is obligated to pay aggregate base salaries of $725 in the first year, $750 in the second year and $750 in the option year.  The executives are eligible to receive cash “performance” bonuses, equal to a percent of the base salaries, determined by measuring actual EBITDA against the target EBITDA established for a fiscal year and “exit” bonuses after a “Disposition Event”, as defined, restricted shares of common stock, or options under the employment agreements, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion.   In fiscal 2009, “performance” bonuses were achieved; in fiscal 2008, no “performance” bonuses were achieved. Amendments effective July 31, 2009 modified the provisions of the employment agreements defining the parameters by which “performance” bonuses would be earned. Proposed amendments to each executive’s employment agreement to be effective August 17, 2009, would, among other items, replace the one-year option period and provide for additional two-year employment periods and a one-year option at the Company’s election.  Under the terms of the proposed amendments, the Company would be obligated to pay aggregate base salaries of $815 in each of the first and second years.

In addition, as a result of the change in control that occurred in connection with the recapitalization, the vesting of an aggregate of 80,000,000 shares of restricted stock previously issued to Messrs. Donahue and Miller as a bonus was accelerated in the three months ended September 30, 2007.  (See Note 9.)  Such shares were issued following shareholder approval of an increase in the number of authorized shares of common stock in May 2008.

Also on the Recapitalization Date, the Company entered into separate, two- or three-year employment agreements with certain officers of Vance Baldwin, with the three-year agreement having a one-year option at the Company’s election.  Effective August 17, 2008, the Company amended one of the executive’s employment contract to reduce the annual compensation to that executive to reflect a reduction in working days. The Company agreed to a proposed amendment one of the executive’s employment contract to be effective August 17, 2009, to increase the annual compensation to that executive, and to make this employee eligible for an annual “performance” bonus.  Under the terms of the agreements and proposed amendments, the Company was obligated to pay aggregate base salaries of $590 in the first year and $535 in the second year, and would be obligated to pay aggregate base salaries of $545 in the third year.  Two of the employees are eligible to receive cash “performance” bonuses determined by measuring actual EBITDA against the target EBITDA established for a fiscal year, and restricted shares of common stock, or options under the employment agreements, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion.  Further, also on the Recapitalization Date, these two employees received an aggregate of 687.5 shares of Series D Preferred Stock with a value of $435.

Operating Lease Commitments

The Company is obligated under leases for warehouse facilities expiring at various dates through 2014.    For the fiscal years ended June 30, 2009, 2008 and 2007, rent expense amounted to $1,499, $796 and $231, respectively.

Future minimum aggregate lease payments as of June 30, 2009 are approximately as follows:

For the year ending June 30, 2010	$1,777
2011	1,393
2012	949
2013	776
2014	531
Total	$5,426

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of June 30, 2009, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.  See Note 12 for a description of certain legal proceeding settled in fiscal 2007.

Advisory Agreements

Pursuant to a financial advisory agreement between Janney Montgomery Scott, LLC (“Janney”) and the Company, as amended, Janney served as financial advisor and investment banker for the Company in connection with the acquisition of Vance Baldwin, the sale of the Series C Preferred and the related transactions. Pursuant to the amended agreement, Janney received total fees of $560 in cash, $100 of which was used to purchase 166.7 shares of formerly outstanding Series A-2 Preferred, which agreement also provides for additional fees upon the consummation of certain types of transactions in the future.  The Janney agreement expired prior to June 30, 2009 and has not been renewed.

On the Recapitalization Date, the Company entered into a five-year Management Agreement with H.I.G. pursuant to which it will provide management and consulting services to the Company and its subsidiaries.  The Company will pay a cash consulting and management fee to H.I.G., currently not to exceed $500 per annum.  The Company also entered into a five-year Investment Advisory Services Agreement with H.I.G. pursuant to which it will provide certain financial advisory services to the Company and its subsidiaries.  The Company paid HIG a combined investment banking and supplemental management fee of $525 in connection with the August 17, 2007 acquisition financing and recapitalization, and a similar fee of $200 in connection with the August 1, 2008 acquisition financing.

NOTE 14.                      RELATED PARTIES

As described in Note 13, on August 17, 2007, the Company entered into a Management Agreement and Investment Advisory Services Agreement with H.I.G. During the fiscal years ended June 30, 2009 and 2008, payments to H.I.G. for management and investment advisory services were $523 and $250, respectively.

As described in Note 7, on August 17, 2007, the Company entered into a note agreement for $310, plus interest at 7% per annum accruing but not paid, with Danson Partners, LLC (DPL), the consulting firm of its Chief Executive Officer, for compensatory services and reimbursable expenses under a prior Service Agreement that terminated December 31, 2005.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

In connection with the recapitalization effective August 17, 2007 as described in Note 3, the Company and DPL entered into a new license agreement whereby the Company effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,300 square feet of office space, as well as agreed to lease certain furniture, fixtures computers, servers and software, for a monthly fee of approximately $10.. The license agreement is co-terminus with the underlying office lease that expires May 31, 2010.  Prior thereto, the Company, through a license agreement with DPL that commenced December 1, 2004, licensed a portion of the office facility.  The term of this license agreement was month-to-month and the license payment was at fair value.

Pursuant to an agreement dated March 7, 2006 between Janney, who served as financial advisor and investment banker for the Company in connection with the recapitalization and acquisition of Vance Baldwin, and the Company’s Chief Financial Officer, approximately six months prior to his joining the Company (and prior to the Company discussing the possibility of this individual joining the Company), Janney agreed to pay 5% of its advisory fees to Company’s Chief Financial Officer as a finder’s fee.

NOTE 15.                      SEGMENT INFORMATION

The Company applies Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  For the fiscal year ended June 30, 2009, 2008 and 2007, the Company primarily operated in one segment, the reverse logistics industry, involving the repair of office and consumer electronic products and the supplying of replacement parts for such repairs, which expanded with the acquisition of Vance Baldwin and Tritronics.

NOTE 16.                      SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The following are the payments made during the fiscal years ended June 30, 2009, 2008 and 2007 for income taxes and interest:
	2009	2008	2007
Income taxes	$25	$—	$—
Interest	$2,503	$2,135	$4

Fiscal Year Ended June 30, 2009:

(1)
In connection with the Tritronics acquisition transaction, the Company issued: (i) a noncash unsecured note of $1,000 to the stockholder of Tritronics as part of the purchase price and  (ii) 2,796,233,000 shares of common stock having a value of $1,119 to the stockholder of Tritronics as part of the purchase price.

(2)	In connection with the debt financing for the acquisition of Tritronics, the Company incurred original issue discounts of $265 on Series B subordinated notes.
(3)
The Company repurchased from a stockholder 3,000,000,000 shares of its common stock for the amount of $308.  Such shares are considered retired under Florida law and are reflected as a reduction of shares of common stock issued and outstanding.

Fiscal Year Ended June 30, 2008:

(1)	The Company issued 80,000,000 restricted shares of common stock to the Chief Operating Officer and Chief Financial Officer in accordance with the provisions of employment agreements with the Company.
(2)
In connection with the recapitalization and acquisition of Vance Baldwin, the Company issued: (i) a non-cash unsecured note of $310 to an officer in settlement of outstanding obligations, (ii) a noncash unsecured convertible note of $206,000 to a creditor in settlement of outstanding obligations, (iii) a noncash unsecured convertible note of $1 million to the stockholder of Vance Baldwin as part of the purchase price, (iv) Series A-2 convertible preferred stock in exchange for all outstanding shares of Series A, Series A-1 and Series B convertible preferred stock with liquidation values of $3,006, $40 and $340, respectively, resulting in a deemed dividend of $819,905 attributable to Series A-2 having a fair market value higher than the carrying value of the exchanged issues, (v) Series D convertible preferred stock of $198 to the stockholder of Vance Baldwin as part of the purchase price, and (vi) Series D convertible preferred stock of $436 in satisfaction of an assumed obligation of Vance Baldwin.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Dollars in thousands, except per share amounts)

(3)	8,412 shares of Series A-2 Preferred Shares were converted into 8,412,206,607 shares of the Company’s common stock.

Fiscal Year Ended June 30, 2007:

(1)	The Company issued 20,000,000 restricted shares of common stock to a Chief Operating Officer and Chief Financial Officer in accordance with the provisions of employment agreements with the Company.
(2)	615 shares of Series A Preferred Shares and 20 shares of Series B Preferred Shares were converted into 789,884,564 shares and 20,000,000 shares, respectively, of the Company’s common stock.
(3)	The Company recorded a charge in the amount of $85 for the beneficial conversion feature associated with the Series A-1 Convertible Preferred Stock.

~ end of filing ~