Form 10-Q
period 2009-09-30
Encompass Group Affiliates, Inc
filed 2009-11-16
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

(646)-227-1600
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2009

Common Stock, no par value per share	13,286,151,226 shares

Encompass Group Affiliates, Inc.

As used herein, the terms the “Company,” “Encompass Group Affiliates,” ”Encompass,” “we,” “us” or “our” refer to Encompass Group Affiliates, Inc. , a Florida corporation.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except per share data)

Part I  - Financial Information
Item 1. – Financial Statements
	September 30, 2009	June 30, 2009
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$4,849	$5,536
Restricted cash		1,509
Accounts receivable, net of allowance for doubtful
accounts of $476 and $441, respectively	8,083	9,677

Inventory	12,416	12,267
Replacement parts and equipment	302	297
Due from vendors	2,358	2,487
Deferred tax asset	2,300	1,400
Prepaid expenses and other current assets	2,248	2,089
Total Current Assets	32,556	35,262

Property and equipment, net	1,203	1,227
Other Assets
Intangible assets, net	12,854	13,248
Goodwill	20,627	20,627
Deferred tax asset	4,121	4,170
Other assets	682	1,836
Total Other Assets	38,284	39,881

TOTAL ASSETS	$72,043	$76,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$9,115	$11,766
Escrow liability	—	1,509
Notes payable, current portion	1,579	1,596
Total Current Liabilities	10,694	14,871
Long Term-Liabilities
Notes payable, less current portion	36,953	37,056
Deferred tax liability	1,787	1,836
Other	302	306
Series E preferred stock	5,719	5,360
Total Long-Term Liabilities	44,761	44,558
TOTAL LIABILITIES	55,455	59,429
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000 authorized, 3,000 shares issued and outstanding for Series C, Series D and Series E at September 30, 2009 and June 30, 2009:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $7,902 and $7,713 at September 30, 2009 and June 30, 2009, respectively)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $795 and $776 at September 30, 2009 and June 30, 2009, respectively)	—	—
Common stock, no par value, 230,000,000,000 shares authorized, 13,286,151,000
shares issued and outstanding at September 30, 2009 and June 30, 2009	36,152	36,152
Additional paid-in capital	9,286	9,160
Accumulated deficit	(28,850)	(28,371)
Total Stockholders' Equity	16,588	16,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,043	$76,370

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in thousands, except per share data)

	For The Three Months Ended
	September 30,
	2009	2008

NET SALES	$22,974	$27,486
COST OF SALES	16,520	21,581
GROSS PROFIT	6,454	5,905

OPERATING EXPENSES

Depreciation and amortization	552	419

Selling, general and administrative expenses	4,604	3,928
Write off of deferred transaction costs	1,111	—
TOTAL OPERATING EXPENSES	6,267	4,347

Income From Operations	187	1,558

OTHER INCOME (EXPENSE)
Other income	5	20
Interest expense, net	(1,571)	(1,280)
TOTAL OTHER INCOME (EXPENSE), NET	(1,566)	(1,260)

INCOME (LOSS) BEFORE INCOME TAXES	(1,379)	298

Income tax benefit (provision)	900	(140)

NET INCOME (LOSS)	(479)	158
Cumulative dividend on preferred stock	(208)	(208)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(687)	$(50)

Basic and diluted net loss per common share	$-	$-
Basic and diluted weighted average number of common shares outstanding	13,286,151,000	15,343,942,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Dollars in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT			TOTAL

BALANCE AT JULY 1, 2009	2,000	$—	13,286,151,000	$36,152	$9,160	$(28,371)	$16,941

Stock-based compensation	—	—	—	—	126	—	126

Net loss for the period	—	—	—	—	—	(479)	(479)

BALANCE AT SEPTEMBER 30, 2009	2,000	$—	13,286,151,000	$36,152	$9,286	$(28,850)	$16,588

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2009	2008
CASH FLOWS USED IN OPERATIONS:
Net income (loss)	$(479)	$158
Adjustments to reconcile net income (loss) to net cash used in operating activities

Depreciation and amortization	585	485
Deferred income taxes	(900)	140
Allowance for doubtful accounts	35	26
Stock-based compensation	126	108
Preferred dividend classified as interest	359	135
Write off of deferred transaction costs	1,111	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted Cash	1,510	—
Accounts receivable	1,559	(3,202)
Inventory	(149)	(2,616)
Replacement parts and equipment	(5)	106
Due from vendors	129	(237)
Prepaid expense and other assets	(165)	(47)
Increase (decrease) in liabilities:
Escrow liability	(1,510)	—
Accounts payable and accrued expenses	(2,673)	2,698
Net cash used in operating activities	(467)	(2,246)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of business, net of cash acquired	—	(8,296)
Acquisition costs	—	(865)

Purchase of plant and equipment	(85)	(223)
Net cash used in investing activities	(85)	(9,384)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Principal payments on notes payable	(135)	(141)
Proceeds from issuance of preferred stock	—	4,167
Proceeds from issuance of senior and subordinated notes	—	13,000
Payment of debt and equity issuance costs	—	(272)
Net cash provided by (used in) financing activities	(135)	16,754

Net increase (decrease) in cash and cash equivalents	(687)	5,124

Cash and cash equivalents at beginning of period	5,536	4,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,849	$9,132

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1.	ORGANIZATION AND BUSINESS

Encompass Group Affiliates, Inc., a Florida corporation ("we," "us," "our," “Encompass” or the "Company"), specializes in the technology aftermarket service and supply chain known as reverse logistics.  Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc. ("Encompass Parts"), and Encompass Service Solutions, Inc. operate businesses that provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services for flat panel display products,  returns management services and anticipates providing end-of-life cycle services for all such products.

We are a market leader in the consumer electronics segment of the reverse logistics industry providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.  Our strategy addresses the overall market from both the end-user driven product support and repair industry and from the manufacturer-driven e-Waste recovery industry.  While these two industries have different characteristics, they have significant back-end operational synergies.  We are also focused on becoming a full-service provider of repair, refurbishment, parts distribution and end-of-life cycle services in other complimentary industries. To that end and to augment our growth, we intend to continue to acquire additional businesses that either repair and refurbish equipment or distribute parts typically used in the repair and refurbishment process, as well as those that provide e-Waste recovery services. We presently provide single source, value-added life cycle professional management services for technology products to businesses and consumers in the North American market, and expect to commence full-scale operations in Mexico to serve the Latin American and Canadian markets within the next quarter.

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

On July 14, 2008, Vance Baldwin entered into an agreement with Philips Consumer Lifestyle North America (“Philips”), a division of Philips Electronics North America Corporation.  Under the terms of the agreement, Vance Baldwin, as single primary authorized distributor, has assumed the management and execution responsibilities for operational and order fulfillment of the replacement parts business for Philips’ digital flat panel display products.  In this role the Company sells replacement parts to independent service centers, as well as other parts distributors with whom it competes.  Under the terms of this agreement, the Company purchased approximately $4,200 of inventory directly from Philips.

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

In addition, Encompass Parts has, since June 2004, owned Cyber-Test, Inc., a Delaware corporation ("Cyber-Test").  Cyber-Test, d/b/a Encompass Service Solutions, Inc. (“Encompass Service”), a depot repair and refurbishment company based in Florida, operates as an independent service organization with the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management.  Encompass Service's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

In connection with its strategy of expanding internationally in the future, Encompass Parts Distribution has formed subsidiaries in Mexico and Canada, the operations of which have not commenced as of November 16, 2009.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

General

During the quarter ended September 30, 2009, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”) and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The Codification will include relevant portions of authoritative SEC content relating to matters within the basic financial statements, which are considered as sources of authoritative GAAP for SEC registrants.  The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. Following the adoption of the Accounting Standards Codification (ASC), the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

 Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended September 30, 2009 and 2008 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.   The June 30, 2009 balance sheet has been derived from the audited financial statements as of that date.

Principles of Consolidation

The consolidated financial statements include the Company and all of its wholly-owned subsidiaries.  All significant inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements of the Company in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.  The most significant estimates used are in determining values of intangible assets, sales return accruals, inventory obsolescence and tax assets and tax liabilities.  Actual results may differ from the estimated results.

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
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the condensed consolidated balance sheets.  Core charges associated with goods in inventory in the amount of $1,810 and $1,702 are included in prepaid expenses and other current assets as of September 30, 2009 and June 30, 2009, respectively.

Customers either receive a credit for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned.  This payment effectively compensates the Company for the core charge it is obligated to pay vendors when a core is not returned.  Upon shipping a returned core to a vendor, the Company records an asset for the amount due from the vendor.

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

Goodwill and Intangible Assets

The Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values is recorded as goodwill.  Historically, the Company included transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs as part of the purchase price of its acquisitions.  Under U.S. GAAP effective July 1, 2009, the Company is required to expense such costs as incurred.

The Company reviews purchased intangibles with finite lives for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Such intangible assets are amortized over 10 years based on the straight line method (which approximates the period in which the economic benefits are consumed).  Goodwill and purchased intangibles with indefinite lives are not amortized, but are reviewed for impairment annually, or sooner if warranted.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

Shipping and Handling Costs

The Company includes shipping costs associated with outbound freight in cost of sales.  Total shipping costs included in cost of sales for the three months ended September 30, 2009 and 2008 were $1,488 and $1,905, respectively.

Loss Per Share

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

For the three months ended September 30, 2009 and 2008, potentially dilutive securities that could have been issued were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.   At September 30, 2009 and 2008, potentially dilutive securities totalled 121,434,899,000 shares and 76,921,615,000 shares, respectively.

Concentration of Credit Risk

Sales to two customers in each period accounted for approximately 9.0% and 8.1% of consolidated sales for the three months ended September 30, 2009, and approximately 10.5% and 11.8% of consolidated sales for the three months ended September 30, 2008.

The Company has certain financial instruments that potentially subject it to significant concentrations of credit risk which consist principally of cash and cash equivalents and accounts receivable.  Certain deposits held with banks may exceed the amount of insurance provided on such deposits.  At September 30, 2009, the amount of deposits in excess of insurance provided was $1,509.  Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investments with a maturity date of three months or less when acquired to be cash equivalents.  Cash equivalents include commercial paper, money market funds, savings accounts and certain certificates of deposit maintained in short-term money market accounts with high quality financial institutions.

Restricted cash consists of funds representing a portion of the purchase price that is held in escrow in connection with the acquisitions described in Note 3 to satisfy possible indemnification obligations.  Funds held in escrow since August 2, 2008 in connection with such acquisition were paid on September 30, 2009.

Stock Based Compensation

The Company determines the value of grants of restricted common stock to employees and others based on the closing price per share at the date of grant and amortizes the value as compensation expense on a straight-line basis over the period of vesting.  The exercise price of stock options granted is equal to or greater than fair market value at the date of grant as determined by the closing price per share. The fair value of stock option grants is calculated using the Black-Scholes Option Pricing Model.  The Company recognizes the fair value of stock option grants as compensation expense on a straight-line basis over the period of vesting.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)
Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.  As of September 30, 2009 and June 30, 2009, $682 and $682, respectively, of such costs were capitalized, or $383 and $433, respectively, net of amortization.

Classification of Preferred Stock

Under U.S. GAAP preferred stock must be classified as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur.  The Series E Certificate of Designation provides for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing or repayment in full, redemption or other discharge or satisfaction in full of the Senior Notes and Series A and Series B Senior Subordinated Notes (Note 5).  As of September 30 and June 30, 2009, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason, however remote.

Income Taxes

Under U.S. GAAP, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under U.S. GAAP, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance has been used to offset the recognition of any deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization.  The use of any tax loss carryforward benefits may also be limited as a result of future changes in control of the Company.

The amount of income taxes a Company pays is subject to periodic audits by federal and state tax authorities and these audits may result in proposed deficiency assessments.  U.S. GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions.

       Subsequent Events

The Company performed its evaluation of subsequent events through November 16, 2009, the date that these condensed consolidated financial statements were issued.

Recent Accounting Pronouncements

During the fiscal first quarter of 2010, in accordance with U.S. GAAP, the Company adopted the standards on business combinations whereby typical transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs incurred in business combinations must be expensed as incurred and can no longer be effectively accounted for as part of excess purchase price and intangible assets.  The requirement to expense acquisition-related transaction costs as incurred has had a material impact on results of operations.  The statement became effective for the Company as of July 1, 2009; accordingly, capitalized transaction costs associated with potential acquisitions in process and formerly included in other non-current assets in the amount of $1,194 were written off in the quarter ended September 30, 2009.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3.                      ACQUISITION

On August 1, 2008, the Company acquired all of the outstanding equity interests in Tritronics, Inc., a privately-held Maryland C corporation engaged in the distribution of replacement parts and accessories for consumer electronics products (“Tritronics”).  The results of operations include Tritronics since the acquisition date.

The following unaudited pro forma financial information presents the results of operations of the Company as if the Tritronics acquisition had occurred at the beginning of fiscal 2009.  Adjustments to the consolidated financial information related to the acquisition that affect the results of operations include the interest expense associated with the debt issued in conjunction with the acquisition, amortization of the fair value of intangible assets and deferred debt financing costs and stock-based compensation.  This pro forma information for the three months ended September 30, 2008 does not purport to be indicative of what would have occurred had the acquisition occurred as of July 1, 2008 or of results of operations that may occur in the future.

Net sales	$29,375
Operating income	1,697
Net loss available to common stockholders	(218)
Basic and diluted net loss per share	$0.00

NOTE 4.                      GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

	September 30, 2009	June 30, 2009

Goodwill	$20,627	$20,627
Intangible assets, primarily consisting of customer lists	$15,750	$15,750
Less accumulated amortization	(2,896)	(2,502)
Total net intangible assets	$12,854	$13,248

Amortization expense for intangible assets amounted to $394 and $331 for the three months ended September 30, 2009 and 2008.

NOTE 5.                      SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt obligations consisted of the following at September 30, 2009 and June 30, 2009:

	September 30,	June 30,
	2009	2009
Senior notes, net	$11,273	$11,390
Series A and Series B senior subordinated notes, net	24,658	24,636
Convertible notes	1,206	1,206
Other notes payable	1,085	1,110
Note payable to officer	310	310
Total notes payable	38,532	38,652
Less: current portion	(1,579)	(1,596)

Long-term notes, less current portion	$36,953	$37,056

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 6.                      EQUITY

Dividends in the amount of $360 and $142 were earned by Series E Preferred Stockholders but not paid in the three month periods ended September 30, 2009 and 2008, respectively.  Such dividends are included in interest expense since the issue is classified as a liability rather than equity, with the related liability included in the Series E preferred stock balance in long-term liabilities in the condensed consolidated balance sheet.

NOTE 7.                      COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of September 30, 2009, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

          Lease Obligations

In connection with its expansion into the Canadian market, in September 2009 the Company entered into a new lease for a 30,200 square foot office/warehouse facility for a term expiring on December 31, 2012 and rent commencing at approximately $120 per annum.   In connection with its expansion into the Mexican market, in September 2009 the Company entered into a new lease for a 23,700 square foot office/warehouse facility for a term expiring on October 15, 2013 and rent commencing at approximately $73 per annum.

As of September 30, 2009, future minimum aggregate lease payments for the next five fiscal years are approximately as follows:

For the year ending	June 30, 2010	$1,482
	June 30, 2011	1,587
	June 30, 2012	1,147
	June 30, 2013	920
	June 30, 2014	560
		$5,696

Employment Agreements

The Company and certain executive officers entered into an amendment, effective August 17, 2009, to each officers’ employment agreement dated August 17, 2007, which, among other items, replaced a one-year option period and provided for additional two-year employment periods and a one-year option at the Company’s election.  Under the terms of the amendments, the Company is obligated to pay aggregate base salaries of $815 to the executive officers in each of the first and second years.  In addition, upon termination without cause, 12 months of severance would become due.

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
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option.

Expected Life of Stock Awards—reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants awarded in the three months ended September 30, 2008 were as follows:

Expected Volatility in Stock Price	26.6%
Risk-Free Interest Rate	4.39%
Expected Life of Stock Awards—Years	6
Weighted Average Fair Value at Grant Date	$.00005

There were no stock option grants awarded in the three months ended September 30, 2009.

The following table summarizes stock option activity for the three months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2009	10,923,525,000	$0.00075
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2009	10,923,525,000	$0.00075	8.0
Exercisable at September 30, 2009	7,893,115,000	$0.00075	8.0
Expected to vest	3,030,410,000	$0.00075	8.1

Stock-based compensation expense for the three months ended September 30, 2009 and 2008 amounted to $126 and $108, respectively.  As of September 30, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $0 as the Company’s market price of common stock was less than the exercise price for all options.

NOTE 9.                      RETIREMENT PLANS

The Company maintains 401K Profit Sharing Plans for substantially all of its eligible employees.  The expense incurred for the three months ended September 30, 2009 and 2008 amounted to $52 and $33, respectively.

NOTE 10.                      INCOME TAXES

The Company periodically assesses its ability to realize our deferred tax assets by considering whether it is more likely than not that some portion or all of deferred tax assets will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals of net operating loss carry forwards (NOLs) and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.  Accordingly, as of June 30, 2009 and 2008, the Company re-evaluated its deferred tax asset balance and determined that $1,330 and $4,500, respectively, should be recognized.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

For the three months ended September 30, 2009, the Company recorded a tax benefit of $900, or 65.3% of our pretax loss.  The Company recorded an increase to its net deferred tax assets of $900 as of September 30, 2009 reflecting the realization of this future tax benefit.

For the three months ended September 30, 2008, the Company recorded an income tax provision of $140, or 47.1% of our pretax income, which resulted in a reduction of the deferred tax asset of an equivalent amount.

The Company’s estimated effective tax rate for each period exceeds statutory rates primarily because of the dividend on the Series E preferred stock classified as interest expense for book purposes under U.S. GAAP may not be deductible for tax purposes.

NOTE 11.                      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the three months ended September 30, 2009 and 2008 for income taxes and interest:
	2009	2008

Income taxes	$35	$22

Interest	$1,328	$750

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

Executive Summary

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

Encompass Parts owns Vance Baldwin, Inc. and Tritronics, Inc., jointly operating as an integrated entity, and Cyber-Test, Inc. d/b/a Encompass Service Solutions, which collectively engage in the distribution of replacement parts for electronic equipment and the repair of such equipment.  Vance Baldwin is headquartered in Ft. Lauderdale, FL, and operates out of two warehouse facilities located in Lawrenceville, GA and one in Las Vegas, NV; Tritronics is headquartered in Abington, MD, near Baltimore, MD, with its warehouse facilities located in Abingdon and Miami, FL; and Encompass Service Solutions’ headquarters and operating facilities are based in Longwood, FL, near Orlando, FL.  The Company operates as one segment in the reverse logistics industry serving the electronics industry.

Financial Condition

We believe that our present and future sales levels will, notwithstanding current poor economic conditions, generate cash flows that will be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility.  We have implemented and continue to implement internal growth initiatives to expand our sales levels, increase profitability, and to seek significant future business acquisitions, the latter which will likely require additional equity and additional borrowings.  Our debt agreement requires an annual sweep of excess cash flow (as defined therein), which may limit our ability to use operating cash flow to fund acquisitions.

Critical Accounting Policies, Estimates and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions to apply certain of these critical accounting policies.  Actual results may differ from estimates.  For a discussion of the Company’s critical accounting policies, see in Note 1 in the Notes to Consolidated Financial Statements included in Part II, Item 8 –Financial Statements and Supplementary Data included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Business Combination

          On August 1, 2008, the Company acquired all of the outstanding equity interests in Tritronics, Inc., a company engaged in the distribution of replacement parts and accessories for consumer electronics products (“Tritronics”).  The results of operations for the three months ended September 30, 2009, include Tritronics for the full period; the results of operations for the three months ended September 30, 2008, include Tritronics since the acquisition date only.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Summary of Results of Operations

Net sales for the three months ended September 30, 2009 amounted to $22,974 as compared to net sales of $27,486 for the three months ended September 30, 2008, a decrease of $4,512, or 16.4%.  Gross profit increased by 9.3% to $6,454 in the current period from $5,905 in the earlier period as a result of improved gross margin.  The Company recorded a net loss of $479 in the three months ended September 30, 2009 compared to net income of $158 for the three months ended September 30, 2008, due in large part to a one–time write off of deferred transaction costs to conform with recently promulgated U.S. GAAP.  Further, the current period included net interest expense of $1,571 and noncash items including depreciation and amortization expense of $552 and stock-based compensation expense of $126, all of which aggregate $2,249; in the prior year period such expenses amounted to an aggregate of  $1,807.

The following table sets forth certain selected financial data as a percentage of sales for the three months ended September 30, 2009 and 2008:

	2009		2008

Net sales	100.0%		100.0%
Cost of sales	71.9		78.5
Gross profit margin	28.1		21.5
Operating expenses	27.2		15.8
Income from operations	0.9		5.7
Interest expense, net of other income	(6.9)		(4.6)
Income (loss) before taxes	(6.0)		1.1
Income tax benefit (provision)	3.9		(.5)
Net income (loss)	(2.1	) %	0.6%

Net Sales

Net sales for the three months ended September 30, 2009 amounted to $22,974 as compared to net sales of $27,486 for the three months ended September 30, 2008, a decrease of $4,512, or 16.4%.  The decrease in net sales was due principally to the (i) lower sales by Encompass Parts as a result of the current economic downturn, the loss of a major customer that began liquidation proceedings in February 2009, partially offset by the inclusion of three months of Tritronics’ results in the current quarter versus two months in the quarter ended September 30, 2008 and (ii) lower sales by Encompass Service Solutions due principally to the loss of a contract with a major customer which has only partially been offset by other new business.

Cost of Sales and Gross Profit

Our cost of sales totaled $16,520 for the three months ended September 30, 2009, as compared to $21,581 for the three months ended September 30, 2008, a decrease of $5,061, or 23.4%.  Our gross profit increased to $6,454 for the three months ended September 30, 2009 as compared to $5,905 for the three months ended September 30, 2008, with gross margin increasing to 28.1% from 21.5% for the comparable period in the prior year.

The decrease in cost of sales was primarily attributable to the decline in sales as described above.

The overall increase in gross margin is primarily attributable to the effect of a change in product and customer mix, continuing a trend that began in the fiscal year ended June 30, 2009. Gross margin for the current quarter benefited to an extent from certain business activities associated with a strategic contractual relationship with a third party which the Company entered into this quarter.

Operating Expenses

Total operating expenses for the three months ended September 30, 2009 and 2008 were $6,267 and $4,347, respectively, representing an increase of $1,920, or 44.1%.  The net change was primarily attributable to a write off of deferred transaction costs in the amount of $1,111 to conform to recently effective U.S. GAAP, and an increase of $676 in selling, general and administrative expenses for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Depreciation and amortization for the three months ended September 30, 2009 amounted to $552 compared to $419 for the three months ended September 30, 2008.  The increase is attributable to higher amortization expense associated with intangible assets recorded in connection with the Tritronics acquisition.

Selling, general and administrative expenses increased to $4,604 for the three months ended September 30, 2009 from $3,928 for the three months ended September 30, 2008, for an increase of $676, or 17.2%, due to the inclusion of expenses of Tritronics for three months in the current period compared to two months in the year ago period following its acquisition as described above, as well as the inclusion of costs associated with the Las Vegas and Georgia returns center warehouses in the current quarter.

Other Income (Expense)

Interest expense for the three months ended September 30, 2009 was $1,571 compared to $1,280 for the three months ended September 30, 2008, an increase of $291 due to interest on higher average amounts of senior and subordinated debt financing entered into in connection with the acquisition of Tritronics as described above, an increase in expense recorded for the Series E Preferred Stock dividend and an increase in expense recorded to amortize additional deferred financing costs incurred in connection with such debt, offset by a reduction in the effective interest rate incurred in the current period compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had cash and cash equivalents of $4,849 available to meet its working capital and operational needs.   We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that will be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility.  We intend to seek significant business acquisitions in the future which will likely require additional equity and additional borrowings.  Our debt agreement requires an annual sweep of excess cash flow, as defined in the debt agreement, which may limit our ability to use operating cash flow to fund acquisitions.  For the fiscal year ending June 30, 2009, the Company agreed under an amendment to the debt agreement to an additional $1,000 principal payment, paid on October 2, 2009, although but no payment was required under the definition of a cash flow sweep in the debt agreement.  It is not known at the present time if any payment will be required for fiscal 2010.

Net Cash Used In Operating Activities

Net cash used in operating activities of $467 for the three months ended September 30, 2009 was principally due to a decrease in accounts payable and accrued expenses of $2,673, attributable to a lower level business in the current period, offset by a decrease in accounts receivable of $1,559, also attributable to a lower level business in the current period, and non-cash charges of $1,316, principally consisting of depreciation and amortization, deferred income taxes and the aforementioned one-time write off of deferred transaction costs.

Net cash used in operating activities of $2,246 for the three months ended September 30, 2008 was principally due to increase in accounts receivable and inventory of $3,202 and $2,616, respectively, attributable to the growth in the business, as well as non-cash charges of $894 principally consisting of depreciation, amortization, provision for doubtful accounts, stock-based compensation and preferred dividends classified as interest, partially offset by net income of $158 and an increase in accounts payable and accrued expenses of $2,698, also attributable to the growth in the business.

Net Cash Used In Investing Activities

Net cash used in investing activities of $85 for the three months ended September 30, 2009 was attributable to capital expenditures of $85 for property and equipment.

Net cash used in investing activities of $9,384 for the three months ended September 30, 2008 was attributable almost entirely to the acquisition of Tritronics for $8,296, net of cash acquired, plus related transaction costs in the amount of $865.

Net Cash Provided By (Used In) Financing Activities

Net cash used in financing activities of $135 for the three months ended September 30, 2009 was attributable to principal payments of that amount.

Net cash provided by financing activities of $16,754 for the three months ended September 30, 2008 was attributable to proceeds of $4,167 and $13,000 from the sale of Series E Preferred Stock and senior and subordinated notes, respectively, in connection with the acquisition of Tritronics and the Philips transactions, offset by principal and capital lease payments of $141.  In addition, financing costs of $272 were incurred in connection with the debt issuance.

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

RISKS FACTORS

Unless so noted, there has been no material change in the information provided in Item 1A of Form 10-K Annual Report for the year ended June 30, 2009, a listing of which is provided below:

•	We Will Need Additional Capital to Achieve Our Business Plans.

•	Making and Integrating Acquisitions Could Impair the Company’s Operating Results.

•	To Service Our Indebtedness, We Will Require A Significant Amount Of Cash; Our Ability To Generate Cash Depends On Many Factors Beyond Our Control.

•	Failure To Meet Certain Financial Covenant Tests required By Our Debt Agreements Would Result In An Event Of Default.

•	New Equity Financing Could Dilute Current Stockholders.

•	The Loss Of Any One Of Our Key Customers Could Have A Material Adverse Effect On Our Business.

•	Our Business Could Suffer If There Is A Prolonged Economic Downturn.

•	Fluctuations In The Price Or Availability Of Office Equipment Parts And Computer Peripheral Products Could Materially Adversely Affect Us.

•	We Could Be Materially Affected By Turnover Among Our Service Qualified Technical and Other Personnel.

•	We Could Fail To Attract Or Retain Key Personnel.

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

Item 4t.  Controls And Procedures

(A)  Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B)  Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting  (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

 Item 1A.  Risk Factors

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended June 30, 2009 and filed with the SEC on September 28, 2009.  These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Item 2.  Unregistered Sales of equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 22 hereof.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encompass Group Affiliates, Inc.

By:	/s/ Wayne I. Danson
Name:	Wayne I. Danson
Title:	President, Chief Executive Officer (Principal Executive Officer) and Director
Date:	November 16, 2009

By:	/s/ John E. Donahue
Name:	John E. Donahue
Title:	Vice President and Chief Financial Officer (Principal Accounting Officer)
Date:	November 16, 2009

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

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
Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

4.5.5
Amendment No. 1 to the Amended and Restated Note Purchase Agreement, dated as of August 1, 2008, by and among Encompass Group Affiliates, Inc., a Delaware corporation as Issuer, Encompass Group Affiliates, Inc., a Florida corporation, Tritronics, Inc., CyberTest, Inc., Vance Baldwin, Inc., Hudson Street Investments, Inc. and SpectruCell, Inc. as Guarantors, the Note Purchasers listed therein, and Sankaty Advisors, LLC, dated January 12, 2009.
Incorporated by reference to Exhibit 4.5.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2009

10.1	Amendment No. 1 to Employment Agreement between Wayne Danson and Encompass Group Affiliates, effective as of July 31, 2009	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009

10.2	Amendment No. 1 to Employment Agreement between John Donahue and Encompass Group Affiliates, Inc., effective as of July 31, 2009	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009

10.3	Amendment No. 1 to Employment Agreement between Steven Miller and Encompass Group Affiliates, Inc., effective as of July 31, 2009	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009

10.4	Amendment No. 2 to Employment Agreement between Wayne Danson and Encompass Group Affiliates, Inc., effective as of August 17, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

10.5	Amendment No. 2 to Employment Agreement between John Donahue and Encompass Group Affiliates, Inc., effective as of August 17, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

10.6	Amendment No. 2 to Employment Agreement between Steven Miller and Encompass Group Affiliates, Inc., effective as of August 17, 2009	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

31.1	Certification by Chief Executive Officer pursuant to Sarbanes–Oxley Section 302	Filed herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.