Form 10-Q
period 2009-12-31
Encompass Group Affiliates, Inc
filed 2010-02-16
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 15, 2010

Common Stock, no par value per share	13,286,151,226 shares

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

Compliance with Smaller Reporting Company Disclosure Requirements

Encompass has determined that it qualifies as a “smaller reporting company” as defined in Rule 12-b2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that it will take advantage of the Securities and Exchange Commission’s rules permitting a smaller reporting company to comply with scaled disclosure requirements for smaller reporting companies on an item-by-item basis. The Company has elected to comply with the scaled disclosure requirements for smaller reporting companies with respect to Part I, Item 3 – Quantitative and Qualitative Disclosures About Market Risk, which is not applicable to smaller reporting companies.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Part I  - Financial Information
Item 1. – Financial Statements

	December 31, 2009	June 30, 2009
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$3,710	$5,536
Restricted cash	—	1,509
Accounts receivable, net of allowance for doubtful
accounts of $318 and $441, respectively	7,801	9,677
Inventory	13,152	12,267
Due from vendors	2,430	2,487
Deferred tax asset	1,700	1,400
Prepaid expenses and other current assets	2,699	2,386
Total Current Assets	31,492	35,262
Property and equipment, net	1,230	1,227
Other Assets
Intangible assets, net	12,461	13,248
Goodwill	20,627	20,627
Deferred tax asset	4,672	4,170
Other assets	615	1,836
Total Other Assets	38,375	39,881

TOTAL ASSETS	$71,097	$76,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$9,443	$11,766
Escrow liability	—	1,509
Notes payable, current portion	552	1,596
Total Current Liabilities	9,995	14,871
Long Term-Liabilities
Notes payable, less current portion	36,846	37,056
Deferred tax liability	1,738	1,836
Other	322	306
Series E preferred stock	6,062	5,360
Total Long-Term Liabilities	44,968	44,558
TOTAL LIABILITIES	54,963	59,429
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000 authorized, 3,000 shares issued and outstanding for Series C, Series D and Series E at December 31, 2009 and June 30, 2009:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $8,091 and $7,713 at December 31, 2009 and June 30, 2009, respectively)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $814 and $776 at December 31, 2009 and June 30, 2009, respectively)	—	—
Common stock, no par value, 230,000,000,000 shares authorized, 13,286,151,000
shares issued and outstanding at December 31, 2009 and June 30, 2009	36,152	36,152
Additional paid-in capital	9,372	9,160
Accumulated deficit	(29,390)	(28,371)
Total Stockholders' Equity	16,134	16,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,097	$76,370

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

NET SALES	$21,418	$30,060	$44,392	$57,546
COST OF SALES	15,370	22,275	31,890	43,856
GROSS PROFIT	6,048	7,785	12,502	13,690

OPERATING EXPENSES

Depreciation and amortization	557	537	1,109	956

Selling, general and administrative expenses	4,414	5,155	9,018	9,083
Write off of deferred transaction costs	—	—	1,111	—
TOTAL OPERATING EXPENSES	4,971	5,692	11,238	10,039

Income From Operations	1,077	2,093	1,264	3,651

OTHER INCOME (EXPENSE)
Other income (expense)	(8)	58	(3)	78
Interest expense, net	(1,609)	(1,663)	(3,180)	(2,943)
TOTAL OTHER INCOME (EXPENSE), NET	(1,617)	(1,605)	(3,183)	(2,865)

INCOME (LOSS) BEFORE INCOME TAXES	(540)	488	(1,919)	786

Income tax benefit (provision)	—	(230)	900	(370)

NET INCOME (LOSS)	(540)	258	(1,019)	416
Cumulative dividend on preferred stock	(208)	(208)	(416)	(416)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(748)	$50	$(1,435)	$—

Basic net income (loss) per common share	$—	$—	$—	$—
Basic weighted average number of common shares outstanding	13,286,151,000	16,286,151,000	13,286,151,000	15,815,047,000
Diluted net income (loss) per common share	$—	$—	$—	$—
Diluted weighted average number of common shares outstanding	13,286,151,000	126,797,525,000	13,286,151,000	15,815,047,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Dollars in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE AT JULY 1, 2009	2,000	$—	13,286,151,000	$36,152	$9,160	$(28,371)	$16,941
Stock-based compensation	—	—	—	—	212	—	212

Net loss for the period	—	—	—	—	—	(1,019)	(1,019)

BALANCE AT DECEMBER 31, 2009	2,000	$—	13,286,151,000	$36,152	$9,372	$(29,390)	$16,134

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended
	December 31,
	2009	2008
CASH FLOWS USED IN OPERATIONS:

Net income (loss)	$(1,019)	$416
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,174	1,054
Deferred income taxes	(900)	—
Allowance for doubtful accounts	(123)	431
Stock-based compensation	212	194
Preferred dividend classified as interest	702	438
Write off of deferred transaction costs	1,111	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	1,509	(1,112)
Accounts receivable	1,999	(3,396)
Inventory	(885)	(4,249)
Due from vendors	57	(217)
Prepaid expense and other assets	(303)	(443)
Increase (decrease) in liabilities:
Escrow liability	(1,509)	1,112
Accounts payable and accrued expenses	(2,356)	3,181
Net cash used in operating activities	(331)	(2,591)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of business, net of cash acquired	—	(8,296)
Acquisition costs	—	(865)
Purchase of property and equipment	(225)	(466)
Net cash used in investing activities	(225)	(9,627)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Principal payments on notes payable	(1,270)	(296)
Proceeds from issuance of preferred stock	—	4,167
Proceeds from issuance of senior and subordinated notes	—	13,000
Payment of debt and equity issuance costs	—	(272)
Net cash provided by (used in) financing activities	(1,270)	16,599

Net increase (decrease) in cash and cash equivalents	(1,826)	4,381

Cash and cash equivalents at beginning of period	5,536	4,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,710	$8,389

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

NOTE 1.            ORGANIZATION AND BUSINESS

Encompass Group Affiliates, Inc., a Florida corporation ("we," "us," "our," “Encompass” or the "Company"), specializes in the technology aftermarket service and supply chain known as reverse logistics.  Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc. ("Encompass Parts Distribution") and Encompass Service Solutions, Inc., operate businesses that provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services for flat panel display products,  returns management services and anticipates providing end-of-life cycle services for all such products.

We are a market leader in the consumer electronics segment of the reverse logistics industry providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.  Our strategy addresses the overall market from both the end-user driven product support and repair industry and from the manufacturer-driven e-Waste recovery industry.  While these two industries have different characteristics, they have significant back-end operational synergies.  We are also focused on becoming a full-service provider of repair, refurbishment, parts distribution and end-of-life cycle services in other complimentary industries. To that end and to augment our growth, we intend to continue to acquire additional businesses that either repair and refurbish equipment or distribute parts typically used in the repair and refurbishment process, as well as those that provide e-Waste recovery services. We presently provide single source, value-added life cycle professional management services for technology products to businesses and consumers in the North American market, and, as described further below, have expanded into Mexico and Canada.

On August 17, 2007, Encompass Parts Distribution completed the acquisition of Vance Baldwin, Inc. (“Vance Baldwin”), an OEM parts distributor that has been a leader in the industry for over fifty years.  Vance Baldwin has operations in southern Florida, suburban Atlanta and Las Vegas and distributes tens of thousands of different parts (i.e., SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution.  In addition, Vance Baldwin provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment.

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

On August 1, 2008, Encompass Parts Distribution completed the acquisition of Tritronics, Inc., (“Tritronics”) an OEM parts distributor that has been in business since 1975 and has operations in suburban Baltimore and Miami.  Tritronics similarly distributes tens of thousands of different parts (i.e., SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution.  In addition, as with Vance Baldwin, Tritronics also provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment.   Tritronics is a distributor of replacement parts in the U.S. for substantially all of the major OEM manufacturers, with a particularly strong market presence selling to the extensive network of independent service centers that operate nationwide. Vance Baldwin and Tritronics now conduct business as Encompass Parts Distribution.

In addition, Encompass Parts Distribution has, since June 2004, owned Cyber-Test, Inc., a Delaware corporation ("Cyber-Test").  Cyber-Test, which is also known as Encompass Service Solutions, Inc. (“Encompass Service”), is a depot repair and refurbishment company based in Florida. Encompass Service operates as an independent service organization with the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management.  Encompass Service's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.  Given the interrelationship of distribution and service functions, the Company anticipates that service facilities will be located in most EPD distribution centers within the next year.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

In connection with its strategy of expanding internationally, Encompass Parts Distribution has formed subsidiaries in Mexico and Canada to provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services and returns management services.  Both operations have hired employees, outfitted warehouses and, in the case of Mexico, commenced shipping to customers in Latin and South America.  The Canadian operation is expected to ramp up operations over the next several months.

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

 Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six months ended December 31, 2009 and 2008 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.   The June 30, 2009 balance sheet has been derived from the audited financial statements as of that date.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

Inventory

Inventory of OEM parts purchased for resale and returned parts that are repaired and also held for resale within the reverse logistics industry, which consists solely of finished goods, is valued at the lower of cost (average cost basis) or market, using the first-in, first-out (“FIFO”) method.

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

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the condensed consolidated balance sheets.  Core charges associated with goods in inventory in the amount of $1,830 and $1,702 are included in prepaid expenses and other current assets as of December 31, 2009 and June 30, 2009, respectively.

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

The Company reviews purchased intangibles with finite lives for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Such intangible assets are amortized over 10 years based on the straight line method (which approximates the period in which the economic benefits are consumed).  Goodwill and purchased intangibles with indefinite lives are not amortized, but are reviewed for impairment annually at each fiscal year end and in interim periods if events indicate that the carrying value may be impaired.  Effective July 1, 2009, the Company has one reporting unit for purposes of testing for impairment.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
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

Shipping and Handling Costs

The Company classified shipping costs associated with outbound freight as cost of sales.  Total shipping costs included in cost of sales for the six and three months ended December 31, 2009 were $2,797 and $1,309, respectively, and for the six and three months ended December 31, 2008 were $3,929 and $2,024, respectively.

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

For the three months ended December 31, 2009 and the six months ended December 31, 2009 and 2008, potentially dilutive securities that could have been issued were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.    Potentially dilutive securities for the three and six months ended December 31, 2009, and for the six months ended December 31, 2008, totaled 121,434,899,000 shares.   Potentially dilutive securities for the three months ended December 31, 2008, totaled 10,923,525,000 shares.

 For three months ended December 31, 2008, diluted net income per share is calculated as follows:

	Income	Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$50	16,286,151,000	$—

Effect of Dilutive Securities
Convertible preferred stock	208	108,501,131,000
Convertible notes	21	2,010,243,000

Diluted EPS
Net income available to common stockholders	$279	126,797,525,000	$—

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

Concentration of Credit Risk

Sales to two customers in each period accounted for approximately 11.7% and 10.2% of net sales for the three months ended December 31, 2009, and approximately 8.9% and 11.8% of net sales for the three months ended December 31, 2008.   Sales to two customers in each period accounted for approximately 9.6% and 8.8% of net sales for the six months ended December 31, 2009, and approximately 9.7% and 11.8% of net sales for the six months ended December 31, 2008.

The Company has certain financial instruments that potentially subject it to significant concentrations of credit risk which consist principally of cash and cash equivalents and accounts receivable.  Certain deposits held with banks may exceed the amount of insurance provided on such deposits.  At December 31, 2009, the amount of deposits in excess of insurance provided was $0.  Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.  As of December 31, 2009 and June 30, 2009, $682 of such costs were capitalized, or $333 and $433, respectively, net of amortization.

Classification of Preferred Stock

Under U.S. GAAP preferred stock must be classified as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur.  The Series E Certificate of Designation provides for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing or repayment in full, redemption or other discharge or satisfaction in full of the Senior Notes and Series A and Series B Senior Subordinated Notes (Note 5).  As of December 31, 2009 and June 30, 2009, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason..

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
AS OF DECEMBER 31, 2009
(UNAUDITED)

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

       Subsequent Events

The Company performed its evaluation of subsequent events through February 16, 2010, the date that these condensed consolidated financial statements were issued.

Recent Accounting Pronouncements

During the fiscal first quarter of 2010, in accordance with U.S. GAAP, the Company adopted the standards on business combinations whereby typical transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs incurred in business combinations must be expensed as incurred and can no longer be effectively accounted for as part of excess purchase price and intangible assets.  The requirement to expense acquisition-related transaction costs as incurred has had a material impact on results of operations.  The statement became effective for the Company as of July 1, 2009; accordingly, capitalized transaction costs associated with potential acquisitions in process and formerly included in other non-current assets in the amount of $1,111 were written off in the quarter ended September 30, 2009.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3.            ACQUISITION

On August 1, 2008, the Company acquired all of the outstanding equity interests in Tritronics, Inc. (“Tritronics”), a privately-held Maryland C corporation engaged in the distribution of replacement parts and accessories for consumer electronics products.  The results of operations include Tritronics since the acquisition date.

The following unaudited pro forma financial information presents the results of operations of the Company as if the Tritronics acquisition had occurred at the beginning of fiscal 2009.  Adjustments to the consolidated financial information related to the acquisition that affect the results of operations include the interest expense associated with the debt issued in conjunction with the acquisition, amortization of the fair value of intangible assets and deferred debt financing costs and stock-based compensation.  This pro forma information for the six months ended December 31, 2008 does not purport to be indicative of what would have occurred had the acquisition occurred as of July 1, 2008 or of results of operations that may occur in the future.

Net sales	$59,436
Operating income	3,879
Net loss available to common stockholders	(169)
Basic and diluted net loss per share	$0.00

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

NOTE 4.            GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

	December 31, 2009	June 30, 2009

Goodwill	$20,627	$20,627
Intangible assets, primarily consisting of customer lists	$15,750	$15,750
Less accumulated amortization	(3,289)	(2,502)
Total net intangible assets	$12,461	$13,248

Amortization expense for intangible assets amounted to $393,000 and $388,000 for the three months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009 and 2008 this expense was $787,000 and $719,000, respectively.

NOTE 5.            SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt obligations consisted of the following at December 31, 2009 and June 30, 2009:

	December 31,	June 30,
	2009	2009
Senior notes, net	$10,158	$11,390
Series A and Series B senior
subordinated notes, net	24,680	24,636
Convertible notes	1,206	1,206
Other notes payable	1,044	1,110
Note payable to officer	310	310
Total notes payable	37,398	38,652
Less: current portion	(552)	(1,596)

Long-term notes, less current portion	$36,846	$37,056

NOTE 6.            EQUITY

Dividends in the amount of $342 and $304 were earned by holders of Series E Preferred but not paid in the three month periods ended December 31, 2009 and 2008, respectively.  Dividends in the amount of $702 and $439 were earned by holders of Series E Preferred but not paid in the six month periods ended December 31, 2009 and 2008, respectively.  Such dividends are included in interest expense since the issue is classified as a liability rather than equity, with the related liability included in the Series E preferred stock balance in long-term liabilities in the condensed consolidated balance sheet.

NOTE 7.            COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of December 31, 2009, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

As of December 31, 2009, future minimum aggregate lease payments for the next five fiscal years and in the aggregate are approximately as follows:

For the year ending	June 30, 2010	$1,482
	June 30, 2011	1,587
	June 30, 2012	1,147
	June 30, 2013	920
	June 30, 2014	560
		$5,696

Employment Agreements

The Company and certain executive officers entered into an amendment, effective August 17, 2009, to each officers’ employment agreement dated August 17, 2007, which, among other items, replaced a one-year option period and provided for additional two-year employment periods and a one-year option at the Company’s election.  Under the terms of the amendments, the Company is obligated to pay aggregate base salaries of $815 to the executive officers in each of the first and second years and upon termination of an executive officer’s employment without cause, the Company will pay the executive twelve months of severance.

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

The weighted-average assumptions used in the option pricing model for stock option grants awarded in the six months ended December 31, 2008 were as follows:

Expected Volatility in Stock Price	26.6%
Risk-Free Interest Rate	4.39%
Expected Life of Stock Awards—Years	6
Weighted Average Fair Value at Grant Date	$.00005

There were no stock option grants awarded in the six months ended December 31, 2009.

The following table summarizes stock option activity for the six months ended December 31, 2009:

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2009	10,923,525,000	$0.00075
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2009	10,923,525,000	$0.00075	7.8
Exercisable at December 31, 2009	8,228,225,000	$0.00075	7.7
Expected to vest	2,695,300,000	$0.00075	7.9

Stock-based compensation expense for the six months ended December 31, 2009 and 2008 amounted to $212 and $194, respectively.  As of December 31, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $0 as the Company’s market price of common stock was less than the exercise price for all options.

NOTE 9.            RETIREMENT PLANS

The Company maintains 401K Profit Sharing Plans for substantially all of its eligible employees.  The expense incurred for the three months ended December 31, 2009 and 2008 amounted to $64 and $33, respectively.  The expense incurred for the six months ended December 31, 2009 and 2008 amounted to $116 and $67, respectively.

NOTE 10.          INCOME TAXES
The Company periodically assesses its ability to realize our deferred tax assets by considering whether it is more likely than not that some portion or all of deferred tax assets will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals of net operating loss carry forwards (NOLs) and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.  The Company recorded a tax benefit of $0 and $900 for the three and six month periods ended December 31, 2009, respectively, based on a re-evaluation of its valuation allowance.  The Company recorded an income tax provision of $230 and $370, respectively, for the three and six months ended December 31, 2008, based on our estimated effective tax rate and our pretax income, which resulted in a reduction of the deferred tax asset of an equivalent amount.  The Company’s estimated effective tax rate for each period exceeds statutory rates primarily because the dividend on the Series E preferred stock which is classified as interest expense for book purposes under U.S. GAAP may not be deductible for tax purposes.

NOTE 11.          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the six months ended December 31, 2009 and 2008 for income taxes and interest:
	2009	2008

Income taxes	$35	$24

Interest	$2,466	$1,848

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

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

Executive Summary

As Encompass Group Affiliates, Inc., a Florida corporation, we specialize in the technology aftermarket service and supply chain known as reverse logistics. Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc., a Delaware corporation ("Encompass Parts Distribution"), and Encompass Service Solutions, Inc. (a Delaware corporation, also known as Cyber-Test, Inc.) collectively operate businesses that, on a national level, provide parts procurement and distribution services, depot repair of consumer electronics, computer and peripheral equipment, board level repair, de-manufacturing and reclamation services for flat panel display and computer products, returns management services, and anticipates providing end-of-life cycle services for all such products.

We are a market leader in reverse logistics for the consumer electronics industry by providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.

Encompass Parts Distribution owns Vance Baldwin, Inc. and Tritronics, Inc., jointly operating as an integrated entity, and Cyber-Test, Inc. d/b/a Encompass Service Solutions, which collectively engage in the distribution of replacement parts for electronic equipment and the repair of such equipment.  Encompass Parts Distribution is headquartered in and operates out of two distribution and repair facilities located in Lawrenceville, GA with additional distribution, call center and administrative facilities located in Las Vegas, NV, Abington, MD and Miami, FL.  Encompass Service Solutions’ has its headquarters and an operating facility located in Longwood, FL, near Orlando, FL, and an operation located in one of the aforementioned Lawrenceville, GA facilities.  The Company operates as one segment in the reverse logistics industry serving the electronics industry.

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

Business Combination

          On August 1, 2008, the Company acquired all of the outstanding equity interests in Tritronics, Inc., a company engaged in the distribution of replacement parts and accessories for consumer electronics products (“Tritronics”).  The results of operations for the six months ended December 31, 2009, include Tritronics for the full period; the results of operations for the six months ended December 31, 2008, include Tritronics since the acquisition date only.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2009 TO THE THREE MONTHS ENDED DECEMBER 31, 2008

The following table sets forth certain selected financial data as a percentage of sales for the three months ended December 31, 2009 and 2008:

	2009		2008
Net sales	$21,418	100.0%	$30,060	100.0%
Cost of sales	15,370	71.8	22,275	74.1
Gross profit	6,048	28.2	7,785	25.9
Operating expenses	4,971	23.2	5,692	19.0
Income from operations	1,077	5.0	2,093	6.9
Other income (expense), net	(1,617)	(7.5)	(1,605)	(5.3)
Income (loss) before taxes	(540)	(2.5)	488	1.6
Income tax benefit (provision)	—	—	(230)	(0.7)
Net income (loss)	$(540)	(2.5)%	$258	0.9%

Net Sales

Net sales for the three months ended December 31, 2009 amounted to $21,418 as compared to net sales of $30,060 for the three months ended December 31, 2008, a decrease of $8,642, or 28.8%.  The decrease in net sales was principally attributable to the (i) lower sales by Encompass Parts Distribution as a result of the 2008-2009 economic downturn, the loss of a key customer that began liquidation proceedings in February 2009, and, in the three months ended December 31, 2008, the effect of a short-term, high level of shipments of Philips products as the Company’s filled back orders as the then recently authorized distributor for Philips, and (ii) lower sales by Encompass Service Solutions was principally attributable to the loss of a contract with a major customer which has only partially been offset by other new business.

Encompass Parts Distribution has been awarded a substantial amount of additional business with existing customers that will commence in February 2010, which management believes may result in approximately $2 million in monthly net sales, but at a lower gross margin.

Cost of Sales and Gross Profit

Our cost of sales totaled $15,370 for the three months ended December 31, 2009, as compared to $22,275 for the three months ended December 31, 2008, a decrease of $6,905, or 31%.  Our gross profit decreased to $6,048 for the three months ended December 31, 2009 as compared to $7,785 for the three months ended December 31, 2008, with gross margin increasing to 28.2% from 25.9% for the comparable period in the prior year.

The decrease in cost of sales was primarily attributable to the decline in sales as described above, partially offset by improved gross margin.

The increase in gross margin in the three months ended December 31, 2009 is primarily attributable to the effect of a change in product and customer mix, continuing a trend that began in the fiscal year ended June 30, 2009.  Gross margin for the current quarter benefited to an extent from certain business activities associated with a strategic contractual relationship with a third party which the Company entered into in the current quarter.   Gross margin experienced in the current period may not be indicative of gross margin to be achieved in future periods.

Operating Expenses

Total operating expenses for the three months ended December 31, 2009 and 2008 were $4,971 and $5,692, respectively, representing a decrease of $721, or 12.7%.  The net change was primarily attributable to due to cost reductions in light of lower sales volume.

Depreciation and amortization for the three months ended December 31, 2009 amounted to $557 compared to $537 for the three months ended December 31, 2008.

Selling, general and administrative expenses decreased to $4,414 for the three months ended December 31, 2009 from $5,155 for the three months ended December 31, 2008, for a decrease of $741, or 14.4%, due to cost reductions in light of lower sales volume, offset in part by the inclusion of costs associated with the Las Vegas distribution center in the current quarter compared to $0 in the prior year period.

Other Income (Expense)

Interest expense, net, for the three months ended December 31, 2009 was $1,609 compared to $1,663 for the three months ended December 31, 2008.  Included in interest expense for three months ended December 31, 2009 is $343 of non-cash interest accrued but not currently payable in connection with Series E preferred stock compared to $304 for three months ended December 31, 2008.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2009 TO THE SIX MONTHS ENDED DECEMBER 31, 2008

The following table sets forth certain selected financial data as a percentage of sales for the six months ended December 31, 2009 and 2008:

	2009		2008
Net sales	$44,392	100.0%	$57,546	100.0%
Cost of sales	31,890	71.8	43,856	76.2
Gross profit	12,502	28.2	13,690	23.8
Operating expenses	10,127	22.8	10,039	17.5
Write off of deferred transaction costs	1,111	2.5	—	—
Total operating expenses	11,238	25.3	10,039	17.5
Income from operations	1,264	2.9	3,651	6.3
Other income (expense), net	(3,183)	(7.2)	(2,865)	(5.0)
Income (loss) before taxes	(1,919)	(4.3)	786	1.3
Income tax benefit (provision)	900	2.0	(370)	(0.6)
Net income (loss)	$(1,019)	(2.3)%	$416	0.7%

Net Sales

Net sales for the six months ended December 31, 2009 amounted to $44,392 as compared to net sales of $57,546 for the six months ended December 31, 2008, a decrease of $13,154, or 22.9%.  The decrease in net sales was due principally to the (i) lower sales by Encompass Parts Distribution which were attributable to the 2008-2009  economic downturn,  the loss of a key customer that began liquidation proceedings in February 2009, and, in the three months ended December 31, 2008, the positive effect of a short-term, high level of shipments of Philips products as the Company filled back orders as the then recently authorized distributor for Philips, partially offset by the inclusion of six months of Tritronics’ results in the current six months versus five months in the six months ended December 31, 2008, and (ii) lower sales by Encompass Service Solutions due principally to the loss of a contract with a major customer which has only partially been offset by other new business.

Encompass Parts Distribution has been awarded a substantial amount of additional business with existing customers that will commence in February 2010, which management believes may result in approximately $2 million in monthly net sales, but at lower gross margin.

Cost of Sales and Gross Profit

Our cost of sales totaled $31,890 for the six months ended December 31, 2009, as compared to $43,856 for the six months ended December 31, 2008, a decrease of $11,966, or 27.3%.  Our gross profit decreased to $12,502 for the six months ended December 31, 2009 as compared to $13,690 for the six months ended December 31, 2008, with gross margin increasing to 28.2% from 23.8% for the comparable period in the prior year.

The decrease in cost of sales was attributable to the decline in sales as described above, partially offset by improved gross margin.

The increase in gross margin is primarily attributable to the effect of a change in product and customer mix, continuing a trend that began in the fiscal year ended June 30, 2009.  Gross margin for the six months ended December 31, 2009 benefited to an extent from certain business activities associated with a strategic contractual relationship with a third party which the Company entered into in the first quarter of the current fiscal year.  Gross margin experienced in the current period may not be indicative of gross margin to be achieved in future periods.

Operating Expenses

Total operating expenses for the six months ended December 31, 2009 and 2008 were $11,238 and $10,039, respectively, representing an increase of $1,199, or 11.9%.  The net change was primarily attributable to a write off of deferred transaction costs to conform to U.S. GAAP that became effective in the first quarter of the current fiscal year, which resulted in the Company recording a non-cash expense in the amount of $1,111.  This charge reduced operating income, but did not have an impact on liquidity or financial condition.

Depreciation and amortization for the six months ended December 31, 2009 amounted to $1,109 compared to $956 for the six months ended December 31, 2008.  The slight increase is attributable to higher amortization expense in the current period associated with intangible assets recorded in connection with the Tritronics acquisition.

Selling, general and administrative expenses decreased to $9,018 for the six months ended December 31, 2009 from $9,083 for the six months ended December 31, 2008, for a decrease of $65, or .7%, due to cost reductions in light of lower sales volume.  The inclusion of expenses of Tritronics for all six months in the current period compared to five months in the year ago period following its acquisition as described above, as well as the inclusion of costs associated with the Las Vegas and Georgia returns and distribution centers for all six months in the current period, inflated selling, general and administrative expenses compared to the six months ended December 31, 2008, which included $0 of such costs for the Las Vegas distribution center and five months of such costs for the Georgia returns center.

Other Income (Expense)

Interest expense, net, for the six months ended December 31, 2009 was $3,180 compared to $2,943 for the six months ended December 31, 2008, an increase of $237 due to interest on higher average amounts of senior and subordinated debt financing entered into in connection with the acquisition of Tritronics as described above, an increase in expense recorded for the Series E Preferred Stock dividend and an increase in expense recorded to amortize additional deferred financing costs incurred in connection with such debt, offset by a reduction in the effective interest rate incurred in the current period compared to the prior year period.  Included in interest expense is $702 of non-cash interest accrued but not currently payable in connection with Series E preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, the Company had cash and cash equivalents of $3,710 available to meet its working capital and operational needs.   We believe that our present and future sales levels will, for the foreseeable future, generate cash flows that will be sufficient to fund our short-term and long-term operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility.   Since concluding a series of transactions in August 2007 and August 2008, to, among other things, effect a recapitalization and complete two major acquisitions, the Company’s cash flows have been consistent and stable from quarter to quarter based on the level of net earnings and EBITDA generated by our operating units.  The bankruptcy filing and liquidation of a major parts customer that occurred in the third quarter of our prior fiscal year, and the loss of certain laptop service work performed for a major parts and service customer, negatively impacted the amount, but not the certainty, of our cash flows.  While these two events have had an impact on sales, operating income and cash flows the Company’s overall liquidity and financial condition nonetheless remain strong.

Working capital needed to fund increases in inventory and accounts receivable or capital expenditures has been provided by operations.

We intend to seek significant business acquisitions in the future and to continue the expansion of our product and service offerings as well as our international operations.  Such potential acquisitions and anticipated future business and international expansion activities will require additional working capital, which we anticipate obtaining from our majority shareholder and/or existing lender. We expect that such form of further investment on the part of our principal shareholder or lender would be a combination of additional equity or senior indebtedness, but there is no assurance that we could obtain financing on such terms. In the unlikely event our majority shareholder or our senior lender are unwilling to provide the necessary working capital or acquisition funding on terms acceptable to us, the Company anticipates obtaining this growth capital from other financing sources.  If we are unable to obtain growth capital from either our existing majority shareholder or another source acceptable to us, we would be unable to aggressively expand our business operations and/or make one or more significant acquisitions.

The interest rate on the Company’s senior subordinated notes, which has a floor of 13% and a ceiling of 17%, is determined by the Company’s maximum EBITDA leverage ratio, as defined, on the first day of each quarter.  For the quarter ended June 30, 2009, this ratio was less than 3.50:1:00 for the initial time; accordingly, the interest rate on the senior subordinated notes decreased to 15% from 17% for the quarter ended September 30, 2009, the rate which remained applicable for the quarters ended September 30, 2009 and December 31, 2009.

Our debt agreement requires an annual sweep of excess cash flow, as defined in the debt agreement, which may limit our ability to use operating cash flow to fund acquisitions.  For the fiscal year ending June 30, 2009, although no payment was required under the definition of a cash flow sweep in the debt agreement, the Company agreed under an amendment to such agreement to pay a one-time, additional $1,000 principal payment.  This Company paid this additional principal on October 2, 2009.  The Company currently does not believe that a payment will be required for fiscal 2010 under the cash flow sweep in the debt agreement.

In the event the Company failed to meet one or more of the financial covenants set forth in our debt agreement, it would be required to obtain a waiver from the lender or renegotiate certain terms to prevent an Event of Default from occurring.

Net cash used in operating activities of $331 for the six months ended December 31, 2009 was principally due to a decrease in accounts payable and accrued expenses of $2,356, attributable to a lower sales level in the current period, offset by a decrease in accounts receivable of $1,999, also attributable to a lower sales level in the current period, and non-cash charges of $1,385, principally consisting of depreciation and amortization, deferred income taxes and the aforementioned one-time write off of deferred transaction costs.  Net cash used in operating activities of $2,591 for the six months ended December 31, 2008 was principally due to increase in accounts receivable and inventory of $3,396 and $4,249, respectively, attributable to the growth in the business, partially offset by net income of $416 and an increase in accounts payable and accrued expenses of $3,181 also attributable to the growth in the business.

Net cash used in investing activities of $225 for the six months ended December 31, 2009 was attributable to capital expenditures of $225 for property and equipment.  Net cash used in investing activities of $9,627 for the six months ended December 31, 2008 was attributable almost entirely to the acquisition of Tritronics for $8,296, net of cash acquired, plus related transaction costs in the amount of $865 and capital expenditures of $466 for property and equipment.

Net cash used in financing activities of $1,270 for the six months ended December 31, 2009 was attributable to principal payments of that amount.  Net cash provided by financing activities of $16,599 for the six months ended December 31, 2008 was attributable to proceeds of $4,167 and $13,000 from the sale of Series E Preferred Stock and senior and subordinated notes, respectively, in connection with the acquisition of Tritronics and the Philips transactions, offset by payments of principal on notes and capital lease payments of $296.  In addition, financing costs of $272 were incurred in connection with the debt issuance.

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

Item 4.  Controls And Procedures

(A)  Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B)  Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting  (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 25 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encompass Group Affiliates, Inc.

Date: February 16, 2010	By:	/s/ Wayne I. Danson
	Name:	Wayne I. Danson
	Title:	President, Chief Executive Officer (Principal Executive Officer) and Director

Date: February 16, 2010	By:	/s/ John E. Donahue
	Name:	John E. Donahue
	Title:	Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

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
Incorporated by reference to Exhibit 4.5.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2009

10.1	Amendment No. 2 to Employment Agreement between Wayne Danson and Encompass Group Affiliates, Inc., effective as of August 17, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

10.2	Amendment No. 2 to Employment Agreement between John Donahue and Encompass Group Affiliates, Inc., effective as of August 17, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

10.3	Amendment No. 2 to Employment Agreement between Steven Miller and Encompass Group Affiliates, Inc., effective as of August 17, 2009	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

31.2	Certification by Principal Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.