Form 10-Q/A
period 2009-09-30
Encompass Group Affiliates, Inc
filed 2010-06-22
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE
(Dollars in thousands)

Encompass Group Affiliates, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, initially filed with the Securities and Exchange Commission (“SEC”) on November 16, 2009 (the “Original Filing”), to amend and restate financial statements and other financial information for the period ended September 30, 2009.

During preparation of the financial statements for the third quarter of fiscal 2010, the Company discovered, and confirmed by performing a physical count of the defective parts and returned core inventories in question, an inadvertent overstatement of quantities, and associated value, of these categories of inventory in the Company’s perpetual inventory records. The overstatement resulted principally from two software system problems in the Company’s enterprise-wide IT system, which have been identified and corrected.  The reductions in inventory amounts have a corresponding increase in the cost of sales for the related periods, thereby increasing net loss.  The Company found no overstatement of its new parts inventory.

After completing an analysis of the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality (SAB 99) and Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements, and considering both the qualitative and quantitative effects of the errors, management and the Audit Committee of the Company’s Board of Directors concluded that the unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2009 and as of and for the three and six months ended December 31, 2009 previously filed by the Company with the SEC on its Quarterly Reports on Form 10-Q would be restated for a material misstatement in the Company’s financial statements due to an estimated $1,800 overstatement of its defective parts and returned core inventories.  As a result, the consolidated financial statements for the aforementioned periods should no longer be relied upon.  Accordingly, the Company is filing this Form 10-Q/A to restate the unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2009, reflecting a deficiency decrease in inventory and an increase in cost of sales and net loss as of and for the period ended September 30, 2009 in the amount of $900.  This restatement affects the elements of cash flow, but does not have any impact to net cash flow from operations as reported in the statement of cash flows.

For the convenience of the reader, this Form 10-Q/A is presented in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

• Part I — Item 1. Financial Statements;
• Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
• Part I — Item 4. Controls and Procedures;
• Part II —Item 6. Exhibits.

In accordance with applicable SEC rules, this Form 10-Q/A includes certifications from the Company’s President and Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. The remaining Items contained within this Form 10-Q/A consist of all other Items contained in the Original Filing and are included for the convenience of the reader. The sections of the Original Filing which were not amended are unchanged and continue in full force and effect as originally filed. This Form 10-Q/A speaks as of the date of the Original Filing on the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date other than the items discussed above and resulting in the restatement of the Company’s unaudited condensed consolidated financial statements.

Restatement of Other Financial Statements

With the filing of this Form 10-Q/A, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q filed on February 16, 2010 to restate our unaudited condensed consolidated financial statements for the three and six months ended December 31, 2009.

Encompass Group Affiliates, Inc.
Index To Form 10-Q

		Page No.

Part I - Financial Information (Dollars in thousands, except share data)

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets As Of September 30, 2009 (Unaudited) and June 30, 2009	2

	Condensed Consolidated Statements Of Operations (Unaudited) For The Three Months Ended September 30, 2009 and 2008	3

	Condensed Consolidated Statement Of Stockholders’ Equity (Unaudited) For The Three Months Ended September 30, 2009	4

	Condensed Consolidated Statements Of Cash Flows (Unaudited) For The Three Months Ended September 30, 2009 and 2008	5

	Notes To Condensed Consolidated Financial Statements (Unaudited)	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19-20

Part II - Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters To A Vote Of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	23-26

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share data)

Part I  - Financial Information
Item 1. – Financial Statements
	September 30, 2009	June 30, 2009
	(Unaudited) (Restated) (See Note 12)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$4,849	$5,536
Restricted cash	—	1,509
Accounts receivable, net of allowance for doubtful accounts of $476 and $441, respectively	8,083	9,677
Inventory	11,516	12,267
Replacement parts and equipment	302	297
Due from vendors	2,358	2,487
Deferred tax asset	2,300	1,400
Prepaid expenses and other current assets	2,248	2,089
Total Current Assets	31,656	35,262
Property and equipment, net	1,203	1,227
Other Assets
Intangible assets, net	12,854	13,248
Goodwill	20,627	20,627
Deferred tax asset	4,121	4,170
Other assets	682	1,836
Total Other Assets	38,284	39,881
TOTAL ASSETS	$71,143	$76,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$9,115	$11,766
Escrow liability	—	1,509
Notes payable, current portion	1,579	1,596
Total Current Liabilities	10,694	14,871
Long Term-Liabilities
Notes payable, less current portion	36,953	37,056
Deferred tax liability	1,787	1,836
Other	302	306
Series E preferred stock	5,719	5,360
Total Long-Term Liabilities	44,761	44,558
TOTAL LIABILITIES	55,455	59,429
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000 authorized, 3,000 shares issued and outstanding for Series C, Series D and Series E at September 30, 2009 and June 30, 2009:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $7,902 and $7,713 at September 30, 2009 and June 30, 2009, respectively)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $795 and $776 at September 30, 2009 and June 30, 2009, respectively)	—	—
Common stock, no par value, 230,000,000,000 shares authorized, 13,286,151,000 shares issued and outstanding at September 30, 2009 and June 30, 2009	36,152	36,152
Additional paid-in capital	9,286	9,160
Accumulated deficit	(29,750)	(28,371)
Total Stockholders' Equity	15,688	16,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,143	$76,370

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (Dollars in thousands, except per share data)

	For The Three Months Ended
	September 30,
	2009 (Restated) (See Note 12)	2008

NET SALES	$22,974	$27,486
COST OF SALES	17,420	21,581
GROSS PROFIT	5,554	5,905

OPERATING EXPENSES
Depreciation and amortization	552	419

Selling, general and administrative expenses	4,604	3,928
Write off of deferred transaction costs	1,111	—
TOTAL OPERATING EXPENSES	6,267	4,347

Income (loss) From Operations	(713)	1,558

OTHER INCOME (EXPENSE)
Other income	5	20
Interest expense, net	(1,571)	(1,280)
TOTAL OTHER INCOME (EXPENSE), NET	(1,566)	(1,260)

INCOME (LOSS) BEFORE INCOME TAXES	(2,279)	298

Income tax benefit (provision)	900	(140)

NET INCOME (LOSS)	(1,379)	158
Cumulative dividend on preferred stock	(208)	(208)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,587)	$(50)

Basic and diluted net loss per common share	$-	$-
Basic and diluted weighted average number of common shares outstanding	13,286,151,000	15,343,942,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)
(Dollars in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT			TOTAL

BALANCE AT JULY 1, 2009	2,000	$—	13,286,151,000	$36,152	$9,160	$(28,371)	$16,941

Stock-based compensation	—	—	—	—	126	—	126

Net loss for the period (Restated) (See Note 12)	—	—	—	—	—	(1,379)	(1,379)

BALANCE AT SEPTEMBER 30, 2009 (Restated) (See Note 12)	2,000	$—	13,286,151,000	$36,152	$9,286	$(29,750)	$15,688

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2009 (Restated) (See Note 12)	2008
CASH FLOWS USED IN OPERATIONS:

Net income (loss)	$(1,379)	$158
Adjustments to reconcile net income (loss) to net cash used in operating activities

Depreciation and amortization	585	485
Deferred income taxes	(900)	140
Allowance for doubtful accounts	35	26
Stock-based compensation	126	108
Preferred dividend classified as interest	359	135
Write off of deferred transaction costs	1,111	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted Cash	1,510	—
Accounts receivable	1,559	(3,202)
Inventory	751	(2,616)
Replacement parts and equipment	(5)	106
Due from vendors	129	(237)
Prepaid expense and other assets	(165)	(47)
Increase (decrease) in liabilities:
Escrow liability	(1,510)	—
Accounts payable and accrued expenses	(2,673)	2,698
Net cash used in operating activities	(467)	(2,246)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of business, net of cash acquired	—	(8,296)
Acquisition costs	—	(865)

Purchase of plant and equipment	(85)	(223)
Net cash used in investing activities	(85)	(9,384)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Principal payments on notes payable	(135)	(141)
Proceeds from issuance of preferred stock	—	4,167
Proceeds from issuance of senior and subordinated notes	—	13,000
Payment of debt and equity issuance costs	—	(272)
Net cash provided by (used in) financing activities	(135)	16,754

Net increase (decrease) in cash and cash equivalents	(687)	5,124

Cash and cash equivalents at beginning of period	5,536	4,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,849	$9,132

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

(2)	In connection with the debt financing for the acquisition of Tritronics, the Company incurred Original Issue Discounts of $265 on Series B Senior Subordinated Notes.

NOTE 12.	RESTATEMENT

After completing an analysis of the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality (SAB 99) and Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements, and considering both the qualitative and quantitative effects of the errors, management and the Audit Committee of the Company’s Board of Directors concluded that the unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2009 and as of and for the three and six months ended December 31, 2009 previously filed by the Company with the SEC on its Quarterly Reports on Form 10-Q would be restated for a material misstatement in the Company’s financial statements due to a $1,800 overstatement of its defective parts and returned core inventories.  As a result, the consolidated financial statements for the aforementioned periods should no longer be relied upon.  Accordingly, the Company is filing this Form 10-Q/A to restate the financial statements for the quarterly period ended September 30, 2009, reflecting a deficiency decrease in inventory and an increase in cost of sales and net loss as of and for the period ended September 30, 2009 in the amount of $900.

Balance Sheet
	September 30, 2009
	As Previously Reported	Adjustment	As Restated
Inventory	$12,416	$(900)	$11,516
Total Current Assets	$32,556	$(900)	$31,656
Total Assets	$72,043	$(900)	$71,143
Accumulated deficit	$(28,850)	$(900)	$(29,750)
Total Stockholders' Equity	$16,588	$(900)	$15,688
Total Liabilities and Stockholders' Equity	$72,043	$(900)	$71,143

Statement of Operations
	For The Three Months Ended September 30, 2009
	As Previously Reported	Adjustment	As Restated
Cost of Sales	$16,520	$900	$17,420
Gross Profit	$6,454	$(900)	$5,554
Income (Loss) from Operations	$187	$(900)	$(713)
Loss before Income Taxes	$(1,379)	$(900)	$(2,279)
Net Loss	$(479)	$(900)	$(1,379)
Net Loss Available to Common Stockholders	$(687)	$(900)	$(1,587)

Statement of Cash Flows
	For The Three Months Ended September 30, 2009
	As Previously Reported	Adjustment	As Restated
Net Loss	$(479)	$(900)	$(1,379)
Inventory	$(149)	$900	$751
Net Cash Used In Operating Activities	$(467)	—	$(467)

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

Restatement

This Amendment No. 1 reflects the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2009, which were included in the Original Filing.  See Note 12—Restatement of the Notes to the unaudited condensed consolidated financial statements in this Amendment No. 1 for information on the restatement.

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

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Summary of Results of Operations

Net sales for the three months ended September 30, 2009 amounted to $22,974 as compared to net sales of $27,486 for the three months ended September 30, 2008, a decrease of $4,512, or 16.4%.  Gross profit decreased by 5.9% to $5,554 in the current period from $5,905 in the earlier period as a result of the decrease in net sales, offset in part by improved gross margin.  The Company recorded a net loss of $1,379  in the three months ended September 30, 2009 compared to net income of $158 for the three months ended September 30, 2008, due in large part to a one–time write off of deferred transaction costs to conform with recently promulgated U.S. GAAP.  Further, the current period included net interest expense of $1,571 and noncash items including depreciation and amortization expense of $552 and stock-based compensation expense of $126, all of which aggregate $2,249; in the prior year period such expenses amounted to an aggregate of  $1,807.

The following table sets forth certain selected financial data as a percentage of sales for the three months ended September 30, 2009 and 2008:

	2009		2008
	(Restated)

Net sales	100.0%		100.0%
Cost of sales	75.8		78.5
Gross profit margin	24.2		21.5
Operating expenses	27.2		15.8
Income (loss) from operations	(3.0)		5.7
Interest expense, net of other income	(6.9)		(4.6)
Income (loss) before taxes	(9.9)		1.1
Income tax benefit (provision)	3.9		(.5)
Net income (loss)	(6.0	) %	0.6%

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

Cost of Sales and Gross Profit

Our cost of sales totaled $17,420 for the three months ended September 30, 2009, as compared to $21,581 for the three months ended September 30, 2008, a decrease of $4,161, or 19.3%.  Our gross profit decreased to $5,554 for the three months ended September 30, 2009 as compared to $5,905 for the three months ended September 30, 2008, with gross margin increasing to 24.2% from 21.5% for the comparable period in the prior year.

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

Except as set forth in this Form 10-Q/A, this Form 10-Q/A does not reflect any events that occurred after the filing of the Form 10-Q or modify, amend or update any disclosures contained in the Form 10-Q to reflect any subsequent events.  Except as set forth in this Form 10-Q/A, the Company is not making any changes to, or updating any disclosures contained in, the Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, we have elected scaled disclosure reporting obligations and therefore are not required to provide the information in this Item 3.

Item 4t.  Controls And Procedures

(A)  Evaluation Of Disclosure Controls And Procedures

Prior to the filing of the Original Filing, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.   Based on the evaluation, the CEO and CFO concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to the date of that evaluation, management, including our President and CEO and our CFO, have re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report and have concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of a material weakness relating to the proper carrying value of certain components of inventory and the result of a certain key controls in place not operating effectively.  The material misstatement of inventory was not prevented or detected on a timely basis due to lack of adequate testing of perpetual inventory records for the subject components of inventory and the failure of entity level controls in place, such as the analyses of balance sheet account balance fluctuations, gross profit and gross margin, which were designed to detect the overstatement of inventory and gross profit.

Remediation

To remediate the material weakness described above in future periods, management intends to perform periodic verification of the accuracy of the perpetual records by cycle counting quantities of the subject components of inventory reported as being on hand and to conduct more in-depth analysis of all the various factors impacting balance sheet account balance fluctuations, monthly gross profit and gross margin.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 23 hereof.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encompass Group Affiliates, Inc.

	By:	/s/ Wayne I. Danson
	Name:	Wayne I. Danson
	Title:	President, Chief Executive Officer (Principal Executive Officer) and Director
Date: June 22, 2010

	By:	/s/ John E. Donahue
	Name:	John E. Donahue
	Title:	Vice President and Chief Financial Officer (Principal Accounting Officer)
Date: June 22, 2010

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