Form 10-Q/A
period 2009-12-31
Encompass Group Affiliates, Inc
filed 2010-06-22
CIK 1100820

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

EXPLANATORY NOTE
(Dollars in thousands)

Encompass Group Affiliates, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, initially filed with the Securities and Exchange Commission (“SEC”) on February 16, 2010 (the “Original Filing”), to amend and restate financial statements and other financial information for the period ended December 31, 2009.

During the second quarter of fiscal 2010, the Company initially discovered the possibility of, and later confirmed by performing a physical count of the defective parts and returned core inventories in question, an inadvertent overstatement of quantities, and associated value, of these categories of inventory in the Company’s perpetual inventory records. The overstatement resulted principally from two software system problems in the Company’s enterprise-wide IT system, which have been identified and corrected.  The reductions in inventory amounts have a corresponding increase in the cost of sales for the related periods, thereby increasing net loss.  The Company found no overstatement of its new parts inventory.

After completing an analysis of the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality (SAB 99) and Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements, and considering both the qualitative and quantitative effects of the errors, management and the Audit Committee of the Company’s Board of Directors concluded that the unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2009 and as of and for the three and six months ended December 31, 2009 previously filed by the Company with the SEC on its Quarterly Reports on Form 10-Q would be restated for a material misstatement in the Company’s financial statements due to an estimated $1,800 overstatement of its defective parts and returned core inventories as of December 31, 2009.  As a result, the consolidated financial statements for the aforementioned periods should no longer be relied upon.  Accordingly, the Company is filing this Form 10-Q/A to restate the unaudited condensed consolidated financial statements for the three and six months ended December 31, 2009, reflecting a decrease in inventory and an increase in cost of sales and net loss as of and for the three months ended December 31, 2009 in the amount of $900, and an increase in cost of sales and net loss as of and for the six months ended December 31, 2009 in the amount of $1,800.  This restatement affects the elements of cash flow, but does not have any impact to net cash flow from operations as reported in the statement of cash flows.

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

Restatement of Other Financial Statements

With the filing of this Form 10-Q/A, we are concurrently filing an amendment to our Quarterly Report on Form 10-Q filed on November 16, 2009 to restate our unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2009.

Encompass Group Affiliates, Inc.
Index To Form 10-Q

Part I - Financial Information (Dollars in thousands, except share data)

		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets As Of December 31, 2009 (Unaudited) And June 30, 2009	2

	Condensed Consolidated Statements Of Operations (Unaudited) For The Three And Six Months Ended December 31, 2009 and 2008	3

	Condensed Consolidated Statement Of Stockholders’ Equity (Unaudited) For The Six Months Ended December 31, 2009	4

	Condensed Consolidated Statements Of Cash Flows (Unaudited) For The Six Months Ended December 31, 2009 and 2008	5

	Notes To Condensed Consolidated Financial Statements (Unaudited)	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II - Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters To A Vote Of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	26-28

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except per share data)

Part I – Financial Information

Item 1 – Financial Statements

	December 31, 2009	June 30, 2009
	(Unaudited) (Restated) (See Note 12)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$3,710	$5,536
Restricted cash	—	1,509
Accounts receivable, net of allowance for doubtful accounts of $318 and $441, respectively	7,801	9,677
Inventory	11,352	12,267
Due from vendors	2,430	2,487
Deferred tax asset	1,700	1,400
Prepaid expenses and other current assets	2,699	2,386
Total Current Assets	29,692	35,262
Property and equipment, net	1,230	1,227
Other Assets
Intangible assets, net	12,461	13,248
Goodwill	20,627	20,627
Deferred tax asset	4,672	4,170
Other assets	615	1,836
Total Other Assets	38,375	39,881

TOTAL ASSETS	$69,297	$76,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$9,443	$11,766
Escrow liability	—	1,509
Notes payable, current portion	552	1,596
Total Current Liabilities	9,995	14,871
Long Term-Liabilities
Notes payable, less current portion	36,846	37,056
Deferred tax liability	1,738	1,836
Other	322	306
Series E preferred stock	6,062	5,360
Total Long-Term Liabilities	44,968	44,558
TOTAL LIABILITIES	54,963	59,429
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000 authorized, 3,000 shares issued and outstanding for Series C, Series D and Series E at December 31, 2009 and June 30, 2009:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $8,091 and $7,713 at December 31, 2009 and June 30, 2009, respectively)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $814 and $776 at December 31, 2009 and June 30, 2009, respectively)	—	—
Common stock, no par value, 230,000,000,000 shares authorized, 13,286,151,000 shares issued and outstanding at December 31, 2009 and June 30, 2009	36,152	36,152
Additional paid-in capital	9,372	9,160
Accumulated deficit	(31,190)	(28,371)
Total Stockholders' Equity	14,334	16,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,297	$76,370

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Three Months Ended		For The Six Months Ended
	December 31,		December 31,
	(Restated) (See Note 12)		(Restated) (See Note 12)
	2009	2008	2009	2008

NET SALES	$21,418	$30,060	$44,392	$57,546
COST OF SALES	16,270	22,275	33,690	43,856
GROSS PROFIT	5,148	7,785	10,702	13,690

OPERATING EXPENSES
Depreciation and amortization	557	537	1,109	956
Selling, general and administrative expenses	4,414	5,155	9,018	9,083
Write off of deferred transaction costs	—	—	1,111	—
TOTAL OPERATING EXPENSES	4,971	5,692	11,238	10,039

Income (Loss) From Operations	177	2,093	(536)	3,651

OTHER INCOME (EXPENSE)
Other income (expense)	(8)	58	(3)	78
Interest expense, net	(1,609)	(1,663)	(3,180)	(2,943)
TOTAL OTHER INCOME (EXPENSE), NET	(1,617)	(1,605)	(3,183)	(2,865)

INCOME (LOSS) BEFORE INCOME TAXES	(1,440)	488	(3,719)	786
Income tax benefit (provision)	—	(230)	900	(370)
NET INCOME (LOSS)	(1,440)	258	(2,819)	416
Cumulative dividend on preferred stock	(208)	(208)	(416)	(416)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,648)	$50	$(3,235)	$—
Basic net income (loss) per common share	$—	$—	$—	$—
Basic weighted average number of common shares outstanding	13,286,151,000	16,286,151,000	13,286,151,000	15,815,047,000
Diluted net income (loss) per common share	$—	$—	$—	$—
Diluted weighted average number of common shares outstanding	13,286,151,000	126,797,525,000	13,286,151,000	15,815,047,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)
(Dollars in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT			TOTAL

BALANCE AT JULY 1, 2009	2,000	$—	13,286,151,000	$36,152	$9,160	$(28,371)	$16,941

Stock-based compensation	—	—	—	—	212	—	212

Net loss for the period
(Restated) (See Note 12)	—	—	—	—	—	(2,819)	(2,819)

BALANCE AT DECEMBER 31, 2009
(Restated) (See Note 12)	2,000	$—	13,286,151,000	$36,152	$9,372	$(31,190)	$14,334

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended
	December 31,
	2009 (Restated) (See Note 12)	2008
CASH FLOWS USED IN OPERATIONS:
Net income (loss)	$(2,819)	$416
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,174	1,054
Deferred income taxes	(900)	—
Allowance for doubtful accounts	(123)	431
Stock-based compensation	212	194
Preferred dividend classified as interest	702	438
Write off of deferred transaction costs	1,111	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	1,509	(1,112)
Accounts receivable	1,999	(3,396)
Inventory	915	(4,249)
Due from vendors	57	(217)
Prepaid expense and other assets	(303)	(443)
Increase (decrease) in liabilities:
Escrow liability	(1,509)	1,112
Accounts payable and accrued expenses	(2,356)	3,181
Net cash used in operating activities	(331)	(2,591)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	—	(8,296)
Acquisition costs	—	(865)
Purchase of property and equipment	(225)	(466)
Net cash used in investing activities	(225)	(9,627)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on notes payable	(1,270)	(296)
Proceeds from issuance of preferred stock	—	4,167
Proceeds from issuance of senior and subordinated notes	—	13,000
Payment of debt and equity issuance costs	—	(272)
Net cash provided by (used in) financing activities	(1,270)	16,599

Net increase (decrease) in cash and cash equivalents	(1,826)	4,381

Cash and cash equivalents at beginning of period	5,536	4,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,710	$8,389

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

After completing an analysis of the materiality of these errors in accordance with Staff Accounting Bulletin No. 99, Materiality (SAB 99) and Staff Accounting Bulletin No. 108 (SAB 108) regarding the process of quantifying financial statement misstatements, and considering both the qualitative and quantitative effects of the errors, management and the Audit Committee of the Company’s Board of Directors concluded that the unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2009 and as of and for the three and six months ended December 31, 2009 previously filed by the Company with the SEC on its Quarterly Reports on Form 10-Q would be restated for a material misstatement in the Company’s financial statements due to a $1,800 overstatement of its defective parts and returned core inventories as of December 31, 2009.  As a result, the consolidated financial statements for the aforementioned periods should no longer be relied upon.  Accordingly, the Company is filing this Form 10-Q/A to restate the financial statements for the quarterly period ended December 31, 2009, reflecting a decrease in inventory and an increase in cost of sales and net loss as of and for the three months ended December 31, 2009 in the amount of $900, and an increase in cost of sales and net loss as of and for the six months ended December 31, 2009 in the amount of $1,800.

Balance Sheet
	December 31, 2009
	As Previously Reported	Adjustment	As Restated

Inventory	$13,152	$(1,800)	$11,352
Total Current Assets	$31,492	$(1,800)	$29,692
Total Assets	$71,097	$(1,800)	$69,297
Accumulated deficit	$(29,390)	$(1,800)	$(31,190)
Total Stockholders' Equity	$16,134	$(1,800)	$14,334
Total Liabilities and Stockholders' Equity	$71,097	$(1,800)	$69,297

Statement of Operations
	For The Three Months Ended December 31, 2009
	As Previously Reported	Adjustment	As Restated
Cost of Sales	$15,370	$900	$16,270
Gross Profit	$6,048	$(900)	$5,148
Income from Operations	$1,077	$(900)	$177
Loss before Income Taxes	$(540)	$(900)	$(1,440)
Net Loss	$(540)	$(900)	$(1,440)
Net Loss Available to Common Stockholders	$(748)	$(900)	$(1,648)

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
(UNAUDITED)

	For The Six Months Ended December 31, 2009
	As Previously Reported	Adjustment	As Restated
Cost of Sales	$31,890	$1,800	$33,690
Gross Profit	$12,502	$(1,800)	$10,702
Income (Loss) from Operations	$1,264	$(1,800)	$(536)
Loss before Income Taxes	$(1,919)	$(1,800)	$(3,719)
Net Loss	$(1,019)	$(1,800)	$(2,819)
Net Loss Available to Common Stockholders	$(1,435)	$(1,800)	$(3,235)

Statement of Cash Flows
	For The Six Months Ended December 31, 2009
	As Previously Reported	Adjustment	As Restated
Net Loss	$(1,019)	$(1,800)	$(2,819)
Inventory	$(885)	$1,800	$915
Net Cash Used In Operating Activities	$(331)	-	$(331)

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

Restatement

This Amendment No. 1 reflects the restatement of our unaudited condensed consolidated financial statements as of and for the three and six months ended December 31, 2009, which were included in the Original Filing.  See Note 12—Restatement of the Notes to the unaudited condensed consolidated financial statements in this Amendment No. 1 for information on the restatement.

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

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2009 TO THE THREE MONTHS ENDED DECEMBER 31, 2008

The following table sets forth certain selected financial data as a percentage of sales for the three months ended December 31, 2009 and 2008:

	2009		2008
Net sales	$21,418	100.0%	$30,060	100.0%
Cost of sales	16,270	76.0	22,275	74.1
Gross profit	5,148	24.0	7,785	25.9
Operating expenses	4,971	23.2	5,692	19.0
Income from operations	177	0.8	2,093	6.9
Other income (expense), net	(1,617)	(7.5)	(1,605)	(5.3)
Income (loss) before taxes	(1,440)	(6.7)	488	1.6
Income tax benefit (provision)	—	—	(230)	(0.7)
Net income (loss)	$(1,440)	(6.7)%	$258	0.9%

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

Cost of Sales and Gross Profit

Our cost of sales totaled $16,270 for the three months ended December 31, 2009, as compared to $22,275 for the three months ended December 31, 2008, a decrease of $6,005, or 27%.  Our gross profit decreased to $5,148 for the three months ended December 31, 2009 as compared to $7,785 for the three months ended December 31, 2008, with gross margin decreasing to 24% from 25.9% for the comparable period in the prior year.

The decrease in cost of sales was primarily attributable to the decline in sales as described above.

The decrease in gross margin in the three months ended December 31, 2009 compared to the prior year period is primarily attributable to the effect of a change in product and customer mix, with the principal factor being the aforementioned lower level of sales of higher margin Philips products in the current period.    Gross margin experienced in the current period may not be indicative of gross margin to be achieved in future periods

Operating Expenses

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

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2009 TO THE SIX MONTHS ENDED DECEMBER 31, 2008

The following table sets forth certain selected financial data as a percentage of sales for the six months ended December 31, 2009 and 2008:

	2009		2008
Net sales	$44,392	100.0%	$57,546	100.0%
Cost of sales	33,690	75.9	43,856	76.2
Gross profit	10,702	24.1	13,690	23.8
Operating expenses	10,127	22.8	10,039	17.5
Write off of deferred transaction costs	1,111	2.5	—	—
Total operating expenses	11,238	25.3	10,039	17.5
Income (loss) from operations	(536)	(1.2)	3,651	6.3
Other income (expense), net	(3,183)	(7.2)	(2,865)	(5.0)
Income (loss) before taxes	(3,719)	(8.4)	786	1.3
Income tax benefit (provision)	900	2.0	(370)	(0.6)
Net income (loss)	$(2,819)	(6.4)%	$416	0.7%

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

Cost of Sales and Gross Profit

Our cost of sales totaled $33,690 for the six months ended December 31, 2009, as compared to $43,856 for the six months ended December 31, 2008, a decrease of $10,166, or 23.2%.  Our gross profit decreased to $10,702 for the six months ended December 31, 2009 as compared to $13,690 for the six months ended December 31, 2008, with gross margin increasing to 24.1% from 23.8% for the comparable period in the prior year.

The decrease in cost of sales was principally attributable to the decline in sales as described above.

The minor increase in gross margin is primarily attributable to the effect of a change in product and customer mix.  Gross margin for the six months ended December 31, 2009 benefited to an extent from certain business activities associated with a strategic contractual relationship with a third party which the Company entered into in the first quarter of the current fiscal year.  Gross margin for the six months ended December 31, 2008 benefited to an extent from a greater level of shipments of higher margin Philips products compared to the current period.   Gross margin experienced in the current period may not be indicative of gross margin to be achieved in future periods.

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

Net cash used in operating activities of $331 for the six months ended December 31, 2009 was principally due to a decrease in accounts payable and accrued expenses of $2,356, attributable to a lower sales level in the current period, offset by decreases in accounts receivable and inventory of $1,999 and $915, respectively, also attributable to a lower sales level in the current period, and non-cash charges of $1,385, principally consisting of depreciation and amortization, deferred income taxes and the aforementioned one-time write off of deferred transaction costs.  Net cash used in operating activities of $2,591 for the six months ended December 31, 2008 was principally due to increase in accounts receivable and inventory of $3,396 and $4,249, respectively, attributable to the growth in the business, partially offset by net income of $416 and an increase in accounts payable and accrued expenses of $3,181 also attributable to the growth in the business.

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

Item 4.  Controls And Procedures

(A)  Evaluation Of Disclosure Controls And Procedures

Prior to the filing of the Original Filing, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.   Based on the evaluation, the CEO and CFO concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 26 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encompass Group Affiliates, Inc.

Date: June 22, 2010	By:	/s/ Wayne I. Danson
	Name:	Wayne I. Danson
	Title:	President, Chief Executive Officer (Principal Executive Officer) and Director

Date: June 22, 2010	By:	/s/ John E. Donahue
	Name:	John E. Donahue
	Title:	Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

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
Incorporated by reference to Exhibit 4.5.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2009

10.1	Amendment No. 2 to Employment Agreement between Wayne Danson and Encompass Group Affiliates, Inc., effective as of August 17, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

10.2	Amendment No. 2 to Employment Agreement between John Donahue and Encompass Group Affiliates, Inc., effective as of August 17, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

10.3	Amendment No. 2 to Employment Agreement between Steven Miller and Encompass Group Affiliates, Inc., effective as of August 17, 2009	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

31.1	Certification by Principal Executive Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

31.2	Certification by Principal Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

(1) In the case of incorporation by reference to documents filed by the Company under the Exchange Act, the Company’s file number under the Exchange Act is 000-30486.