Form 10-Q
period 2010-03-31
Encompass Group Affiliates, Inc
filed 2010-06-22
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 11, 2010

Common Stock, no par value per share	13,286,151,226 shares

Encompass Group Affiliates, Inc.
Index To Form 10-Q

		Page No.
Part I - Financial Information (Dollars in thousands, except share data)

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets As Of March 31, 2010 (Unaudited) and June 30, 2009	2

	Condensed Consolidated Statements Of Operations (Unaudited) For The Three and Nine Months Ended March 31, 2010 and 2009	3

	Condensed Consolidated Statement Of Stockholders’ Equity (Unaudited) For The Nine Months Ended March 31, 2010	4

	Condensed Consolidated Statements Of Cash Flows (Unaudited) For The Nine Months Ended March 31, 2010 and 2009	5

	Notes To Condensed Consolidated Financial Statements (Unaudited)	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24-25

Part II - Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	[Removed and Reserved]	26

Item 5.	Other Information	26

Item 6.	Exhibits	28-30

As used herein, the terms the “Company,” “Encompass Group Affiliates,” ”Encompass,” “we,” “us” or “our” refer to Encompass Group Affiliates, Inc., a Florida corporation.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Part I  - Financial Information
Item 1. – Financial Statements
	March 31, 2010	June 30, 2009
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$2,776	$5,536
Restricted cash	—	1,509
Accounts receivable, net of allowance for doubtful accounts of $304 and $441, respectively	11,639	9,677
Inventory	11,397	12,267
Due from vendors	2,483	2,487
Deferred tax asset	—	1,400
Prepaid expenses and other current assets	3,304	2,386
Total Current Assets	31,599	35,262
Property and equipment, net	1,293	1,227
Other Assets
Intangible assets, net	12,067	13,248
Goodwill	20,627	20,627
Deferred tax asset	6,323	4,170
Other assets	567	1,836
Total Other Assets	39,584	39,881

TOTAL ASSETS	$72,476	$76,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$13,780	$11,766
Escrow liability	—	1,509
Notes payable, current portion	541	1,596
Total Current Liabilities	14,321	14,871
Long Term-Liabilities
Notes payable, less current portion	36,752	37,056
Deferred tax liability	1,689	1,836
Other	321	306
Series E preferred stock	6,404	5,360
Total Long-Term Liabilities	45,166	44,558
TOTAL LIABILITIES	59,487	59,429
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 25,000 authorized, 3,000 shares issued and outstanding for Series C, Series D and Series E at March 31, 2010 and June 30, 2009:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $8,281 and $7,713 at March 31, 2010 and June 30, 2009, respectively)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $833 and $776 at March 31, 2010 and June 30, 2009, respectively)	—	—
Common stock, no par value, 230,000,000,000 shares authorized, 13,286,151,000 shares issued and outstanding at March 31, 2010 and June 30, 2009	36,152	36,152
Additional paid-in capital	10,674	9,160
Accumulated deficit	(33,837)	(28,371)
Total Stockholders' Equity	12,989	16,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,476	$76,370

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Three Months Ended		For The Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

NET SALES	$23,580	$27,148	$67,972	$84,694
COST OF SALES	18,117	19,946	51,807	63,802
GROSS PROFIT	5,463	7,202	16,165	20,892

OPERATING EXPENSES

Depreciation and amortization	532	582	1,641	1,538

Selling, general and administrative expenses	4,645	4,652	13,663	13,735
Write off of deferred transaction costs	—	—	1,111	—
TOTAL OPERATING EXPENSES	5,177	5,234	16,415	15,273

Income (Loss) From Operations	286	1,968	(250)	5,619

OTHER INCOME (EXPENSE)
Interest expense and other financial costs, net	(2,942)	(1,593)	(6,122)	(4,536)
Other income	9	64	6	142
TOTAL OTHER INCOME (EXPENSE), NET	(2,933)	(1,529)	(6,116)	(4,394)

INCOME (LOSS) BEFORE INCOME TAXES	(2,647)	439	(6,366)	1,225

Income tax benefit (provision)	—	(250)	900	(620)

NET INCOME (LOSS)	(2,647)	189	(5,466)	605
Cumulative dividend on preferred stock	(209)	(208)	(625)	(624)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,856)	$(19)	$(6,091)	$(19)

Basic net loss per common share	$—	$—	$—	$—
Basic weighted average number of common shares outstanding	13,286,151,000	16,019,485,000	13,286,151,000	15,882,198,000
Diluted net loss per common share	$—	$—	$—	$—
Diluted weighted average number of common shares outstanding	13,286,151,000	16,019,485,00	13,286,151,000	15,882,198,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)
(Dollars in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE AT JULY 1, 2009	2,000	$—	13,286,151,000	$36,152	$9,160	$(28,371)	$16,941

Stock-based compensation	—	—	—	—	297	—	297
Warrants issued to lender					1,217		1,217

Net loss for the period	—	—	—	—	—	(5,466)	(5,466)

BALANCE AT MARCH 31, 2010	2,000	$—	13,286,151,000	$36,152	$10,674	$(33,837)	$12,989

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended
	March 31,
	2010	2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$(5,466)	$605
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,739	1,669
Deferred income taxes	(900)	—
Allowance for doubtful accounts	(137)	418
Stock-based compensation	297	280
Preferred dividend classified as interest	1,044	715
Write off of deferred transaction costs	1,111	—
Financial costs in connection with warrant issuance	1,217	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	1,509	(1,112)
Accounts receivable	(1,825)	(3,339)
Inventory	851	(5,978)
Due from vendors	4	(670)
Prepaid expense and other assets	(918)	(710)
Increase (decrease) in liabilities:
Escrow liability	(1,509)	1,112
Accounts payable and accrued expenses	2,014	4,510
Net cash used in operating activities	(969)	(2,500)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	—	(8,296)
Acquisition costs	—	(865)
Purchase of property and equipment	(391)	(771)
Net cash used in investing activities	(391)	(9,932)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on notes payable	(1,400)	(742)
Proceeds from issuance of preferred stock	—	4,167
Redemption of common stock	—	(308)
Proceeds from issuance of senior and subordinated notes	—	13,000
Payment of debt and equity issuance costs	—	(272)
Net cash provided by (used in) financing activities	(1,400)	15,845

Net increase (decrease) in cash and cash equivalents	(2,760)	3,413

Cash and cash equivalents at beginning of period	5,536	4,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,776	$7,421

See accompanying notes to unaudited condensed consolidated financial statements

NOTE 1.	ORGANIZATION AND BUSINESS

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

We are a leader in the consumer electronics segment of the reverse logistics industry providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.  Our strategy addresses the overall market from both the end-user driven product support and repair industry and from the manufacturer-driven e-Waste recovery industry.  While these two industries have different characteristics, they have significant back-end operational synergies.  We are also focused on becoming a full-service provider of repair, refurbishment, parts distribution and end-of-life cycle services in other complementary industries. To that end and to augment our growth, we intend to continue to acquire additional businesses that either repair and refurbish equipment or distribute parts typically used in the repair and refurbishment process, as well as those that provide e-Waste recovery services. We presently provide single source, value-added life cycle professional management services for technology products to businesses and consumers in the North American market, and, as described further below, have expanded into Mexico and Canada.

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

In addition, Encompass Parts Distribution has, since June 2004, owned Cyber-Test, Inc., a Delaware corporation ("Cyber-Test").  Cyber-Test, which is also known as Encompass Service Solutions, Inc. (“Encompass Service”), is a depot repair and refurbishment company that has been based in Longwood, Florida; after June 15, 2010, it will operate in one of the aforementioned suburban Atlanta facilities of Encompass Parts Distribution. Encompass Service operates as an independent service organization with the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management.  Encompass Service's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.  Given the interrelationship of distribution and service functions, the Company anticipates that service facilities will be eventually located within most EPD distribution centers.

In connection with its strategy of expanding internationally, Encompass Parts Distribution has formed subsidiaries in Mexico and Canada to provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services and returns management services.  Both operations have hired employees, outfitted warehouses and commenced shipping to customers.

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

Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2010 and 2009 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.   The June 30, 2009 balance sheet has been derived from the audited financial statements as of that date.

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

Inventory

Inventory principally consists of OEM parts purchased for resale, and includes returned parts that are repaired and also held for resale and defective parts and cores to be returned to vendors, is valued at the lower of cost (average cost basis) or market, using the first-in, first-out (“FIFO”) method.  Management performs monthly assessments to determine the existence of obsolete and slow-moving inventory and records necessary provisions to reduce such inventory to net realizable value.

We restated our unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2009 and as of and for the three and six months ended December 31, 2009 due to an overstatement of defective parts and returned core inventories.  This overstatement was principally caused by two software system problems in the Company’s enterprise-wide IT system, which have been identified and corrected.  The overstatement is not indicative of problems with our basic accounting methodology for cores.

Core Charges

The vendors of products distributed by the Company frequently add a "core charge" to the cost of individual replacement parts that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards.  Such core charges can be significant in relation to the cost of individual replacement parts. These defective, replaced components are returned first to the Company and then to vendors and are ultimately repaired and re-enter the distribution channel.

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the consolidated balance sheets.  Such core charges amounted to $2,249 and $1,702 as of March 31, 2010 and June 30, 2009, respectively.  Cores physically returned by customers to the Company awaiting return to vendors are included in inventory.

Customers either receive a credit from the Company for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned.  Upon shipping a returned core to a vendor, the Company records an asset for the amount due from the vendor.

The Company records the appropriate assets and the appropriate liability for all core charges that it may be responsible for at any point in time.  Such amounts represent significant assets and liabilities.  The Company has no control over core pricing.  As core charges increase, our cash flow can be adversely impacted to the extent we may have to pay increased charges in advance of customer payment for the core charge following the sale of the related part or the return of the actual core from the customer.

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

Goodwill and Intangible Assets

Management reviews and evaluates goodwill, which represents a significant asset, for impairment annually at each fiscal year end and at interim periods if events indicate that the carrying value may be impaired.  These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  Management believes that its impairment tests have utilized reasonable assumptions which have resulted in the determination that the fair value of the reporting units was substantially in excess of carrying value; however, there can be no assurance that circumstances could not change in the future and result in an impairment charge.   Effective July 1, 2009, the carrying value of goodwill is evaluated principally in relation to the operating performance of the Company’s one reporting unit (two units - distribution and service - prior to this date).

The Company’s market capitalization has been deemed to be a poor indicator of fair value because, among other reasons, the Company’s common stock is thinly traded due to concentrated ownership, a lack of institutional awareness of and interest in ownership of the Company’s common stock since it is a “penny stock,” and a lack of research coverage.  The Company’s common stock is trading in the same general price range as it did prior to the Company’s closing of (i) a recapitalization and major acquisition in August 2007 and (ii) a second major acquisition in August 2008.

Accordingly, the carrying value of goodwill is evaluated principally in relation to the operating performance, specifically historical or projected adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as appropriate in the circumstances.  The key risk factor that determines whether the carrying value of goodwill has been impaired is a significant decline in actual EBITDA realized and a significant decline in Company’s projected EBITDA in future periods based on then current business conditions.  Management bases EBITDA estimates for future years on historical adjusted EBITDA as a percentage of revenue.  This reasonableness of the EBITDA multiple is supported by recent M&A activity information.

Management reviews and evaluates purchased intangibles with finite lives, which represents a significant asset, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  These events or circumstances could include the loss of one or more customers or a material portion of one or more customer’s business or the sale or disposition of a significant portion of the business or other factors.  Some of the significant unobservable inputs that would be utilized include revised projections of revenue, EBITDA and debt free cash flow, and assumptions as to discount rate and period.

Such intangible assets with finite lives are amortized based on the estimated period in which the economic benefits are consumed.  Management believes that its amortization policy has been and will continue to be appropriate unless facts and circumstances change.  In the event of a change in facts and circumstances, such as a major attrition in customers, management may alter the method and remaining period of amortization, and amortization expense could change, or an impairment charge may be incurred.

Revenue Recognition

Revenue and related provisions for returns are significant to the Company’s results of operations.  The Company recognizes revenue upon delivery of goods, including new parts and refurbished computer equipment and related products, to a common carrier for delivery to the customer, at which point title passes and collectability is reasonably assured, at a sales price that is fixed and determinable.  Revenue for the repair of customer-owned equipment is recognized upon completion of the repair.   Revenue represents amounts billed electronically based on established price lists.

Provisions for future product returns and core returns from customers are accounted for as sales reductions in the same period that the related sales are recorded, and are estimated based on historical trends, as well as specifically identified anticipated returns due to known business conditions.

Shipping and Handling Costs

The Company classified shipping costs associated with outbound freight as cost of sales.  Total shipping costs included in cost of sales for the nine and three months ended March 31, 2010 were $4,132 and $1,335, respectively, and for the nine and three months ended March 31, 2009 were $5,860 and $1,930, respectively.

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

For the three and nine months ended March 31, 2010 and 2009, potentially dilutive securities that could have been issued were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.    Potentially dilutive securities for the three and nine months ended March 31, 2010 totaled 123,961,379,000 shares, and for the three and nine months ended March 31, 2009, totaled 121,434,899,000 shares.

Concentration of Credit Risk

Sales to two customers in each period accounted for approximately 30.0% and 11.6% of net sales for the three months ended March 31, 2010, and approximately 14.0% and 9.9% of net sales for the three months ended March 31, 2009.   Sales to two customers in each period accounted for approximately 16.7% and 12.1% of net sales for the nine months ended March 31, 2010, and approximately 12.5% and 9.8% of net sales for the nine months ended March 31, 2009.

The Company has certain financial instruments that potentially subject it to significant concentrations of credit risk which consist principally of cash and cash equivalents and accounts receivable.  Certain deposits held with banks may exceed the amount of insurance provided on such deposits.  At March 31, 2010, the amount of deposits in excess of insurance provided was $0.  Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.  As of March 31, 2010 and June 30, 2009, $682 of such costs were capitalized, or $298 and $433, respectively, net of amortization.

Classification of Preferred Stock

Under U.S. GAAP preferred stock must be classified as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur.  The Series E Certificate of Designation provides for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing or repayment in full, redemption or other discharge or satisfaction in full of the Senior Notes and Series A and Series B Senior Subordinated Notes (Note 6).  As of March 31, 2010 and June 30, 2009, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason.

Income Taxes

Management periodically assesses the Company’s ability to realize its deferred tax asset, which is a significant asset, by considering whether it is more likely than not that some portion or all of the deferred tax asset will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration of the Company’s net operating loss carry forwards (NOLs).  Estimates of future taxable income over the periods for which the NOLs are applicable require assumptions as to revenue and expenses, and differences between projected taxable income and book income.  Projected taxable income is expected to exceed projected book income as the dividend on Series E Preferred Stock classified as interest expense under U.S. GAAP is likely not deductible for tax purposes. Projected taxable income in any year may exceed the Company’s annual limitation under Internal Revenue Code Section 382, regarding the amount of loss carryforward that can be utilized to offset such taxable income.  Amounts below the annual limitation may be carried forward to future years.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management.  Although management believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.

As part of the process of preparing our consolidated financial statements, we are also required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing permanent and temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our accompanying consolidated balance sheet. We must assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Correspondingly, we reduce the valuation allowance when our analysis of future taxable income indicates that it is more likely than not that the loss carryforwards will be utilized to offset taxable income.  Such reductions were recorded in fiscal 2008, 2009 and in the current fiscal year based on the Company’s projections of future taxable income. We would increase the valuation allowance when facts and circumstances reflected in our analysis of future taxable income change and indicate that there is a low probability of utilization of loss carryforwards to offset taxable income.  We believe that our estimate of a valuation allowance against the deferred tax asset is appropriate based on current facts and circumstances.

Recent Accounting Pronouncements

During the fiscal first quarter of 2010, in accordance with U.S. GAAP, the Company adopted the standards on business combinations whereby typical transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs incurred in business combinations must be expensed as incurred and can no longer be effectively accounted for as part of excess purchase price and intangible assets.  The requirement to expense acquisition-related transaction costs as incurred has had a material impact on results of operations in the nine months ended March 31, 2010, and will continue to do so in the event such costs are incurred in future periods.

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

The following unaudited pro forma financial information presents the results of operations of the Company as if the Tritronics acquisition had occurred at the beginning of fiscal 2009.  Adjustments to the consolidated financial information related to the acquisition that affect the results of operations include the interest expense associated with the debt issued in conjunction with the acquisition, amortization of the fair value of intangible assets and deferred debt financing costs and stock-based compensation.  This pro forma information for the nine months ended March 31, 2009 does not purport to be indicative of what would have occurred had the acquisition occurred as of July 1, 2008 or of results of operations that may occur in the future.

Net sales	$86,584
Operating income	5,758
Net loss available to common stockholders	(62)
Basic and diluted net loss per common share	$0.00

NOTE 4.	INVENTORY

Inventory consisted of the following:

	March 31, 2010	June 30, 2009

Parts	$9,102	$9,656
Cores and defective parts to be returned to vendors	2,295	2,611
Total inventory	$11,397	$12,267

NOTE 5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

	March 31, 2010	June 30, 2009

Goodwill	$20,627	$20,627
Intangible assets, primarily consisting of customer lists	$15,750	$15,750
Less accumulated amortization	(3,683)	(2,502)
Total net intangible assets	$12,067	$13,248

Amortization expense for intangible assets amounted to $394 and $419 for the three months ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010 and 2009 this expense was $1,181 and $1,138, respectively.

NOTE 6.	SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt obligations consisted of the following at March 31, 2010 and June 30, 2009:

	March 31,	June 30,
	2010	2009
Senior notes, net	$10,040	$11,390
Series A and Series B senior subordinated notes, net	24,702	24,636
Convertible notes	1,206	1,206
Other notes payable	1,035	1,110
Note payable to officer	310	310
Total notes payable	37,293	38,652
Less: current portion	(541)	(1,596)
Long-term notes, less current portion	$36,752	$37,056

The Company and its principal lender are engaged in discussions to amend certain provisions of the Amended and Restated Note Purchase Agreement dated as of August 1, 2008, to, among others things, revise financial covenants, allow the Company to elect to defer and capitalize an aggregate $1.25 million of interest on the Subordinated Notes with respect to the interest payments otherwise payable for the quarters ended March 31, 2010 and June 30, 2010.   An increase in the amount of quarterly principal payments on the senior debt would take effect at some point in the future pursuant to such discussions.

The Company and its principal shareholder are engaged in discussions to provide additional working capital through the purchase of non-convertible preferred stock in the amount of $1,250 on terms substantially similar to those of the Series E Preferred Stock.

The Company did not meet certain financial covenant tests at March 31, 2010, each of which was waived by its principal lender, including any prior quarters, if applicable.  The Company did not make the interest payment on the senior subordinated debt due on March 31, 2010.   The lender also waived such default.

NOTE 7.	EQUITY

Dividends in the amount of $342 and $277 were earned by holders of Series E Preferred Stock but not paid in the three month periods ended March 31, 2010 and 2009, respectively.  Dividends in the amount of $1,022 and $715 were earned by holders of Series E Preferred Stock but not paid in the nine month periods ended March 31, 2010 and 2009, respectively.  Such dividends are included in interest expense since the issue is classified as a liability rather than equity, with the related liability for dividends included in the Series E Preferred Stock Stock balance in long-term liabilities in the condensed consolidated balance sheet.  In connection with the discussions with the Company’s principal lender described above (see Note 6), the Company and its principal stockholder are seeking consent from the Company’s principal lender for (i) the issuance of  non-convertible preferred stock in the amount of $1,250 with provisions similar to that of the Series E Preferred Stock as amended and (ii) an amendment to the Certificate of Designation for the Series E Preferred Stock to eliminate a provision that has heretofore mandated that it be classified as a liability.

As a result of the Company failing to meet a certain EBITDA leverage ratio covenant test as of February 1, 2010, the Company’s principal lender earned and was granted a warrant, with a one year term, to purchase 2,526,480,000 shares of the Company’s common stock for no additional or nominal consideration.   In connection therewith, the Company recorded a provision in the amount of $1,217 in the three months ended March 31, 2010, which provision is included in interest expense and other financial costs, net.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of March 31, 2010, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Lease Obligations

In September 2009 in connection with its expansion into the Canadian market, the Company entered into a new lease for a 30,200 square foot office/warehouse facility for a term expiring on December 31, 2012 and rent commencing at approximately $120 per annum.   In the same month in connection with its expansion into the Mexican market, the Company entered into a new lease for a 23,700 square foot office/warehouse facility for a term expiring on October 15, 2013 and rent commencing at approximately $73 per annum.

As of March 31, 2010, future minimum aggregate lease payments for the next five fiscal years and in the aggregate are approximately as follows:

For the year ending	June 30, 2010	$470
	June 30, 2011	1,587
	June 30, 2012	1,147
	June 30, 2013	920
	June 30, 2014	560
		$4,684

Employment Agreements

The Company and certain executive officers entered into an amendment, effective August 17, 2009, to each officers’ employment agreement dated August 17, 2007, which, among other items, replaced a one-year option period and provided for additional two-year employment periods and a one-year option at the Company’s election.  Under the terms of the amendments, the Company is obligated to pay aggregate base salaries of $815 to the executive officers in each of the first and second years and upon termination of an executive officer’s employment without cause, the Company will pay the executive twelve months of severance.   The Company entered into an agreement with the aforementioned executive officers, as well as other certain members of management, whereby, effective May 1, 2010, base salaries were reduced by 12.5% until the Company achieves defined earnings targets, but no earlier than November 1, 2010.  Such deferred amounts would be paid contingently at later dates only upon the attainment of additional defined earnings targets.

NOTE 9.	STOCK-BASED COMPENSATION

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

The weighted-average assumptions used in the option pricing model for stock option grants awarded in the nine months ended March 31, 2009 were as follows:

Expected Volatility in Stock Price	26.6%
Risk-Free Interest Rate	4.39%
Expected Life of Stock Awards—Years	6
Weighted Average Fair Value at Grant Date	$.00005

There were no stock option grants awarded in the nine months ended March 31, 2010.

The following table summarizes stock option activity for the nine months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2009	10,923,525,000	$0.00075
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2010	10,923,525,000	$0.00075	7.5
Exercisable at March 31, 2010	8,563,335,000	$0.00075	7.5
Expected to vest	2,360,190,000	$0.00075	7.6

Stock-based compensation expense for the nine months ended March 31, 2010 and 2009 amounted to $297 and $280, respectively.  As of March 31, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $0 as the Company’s market price of common stock was less than the exercise price for all options.

NOTE 10.	RETIREMENT PLANS

The Company maintains 401K Profit Sharing Plans for substantially all of its eligible employees.  The expense incurred for the three months ended March 31, 2010 and 2009 amounted to $62 and $44, respectively.  The expense incurred for the nine months ended March 31, 2010 and 2009 amounted to $178 and $114, respectively.

NOTE 11.	INCOME TAXES

The Company periodically assesses its ability to realize our deferred tax assets by considering whether it is more likely than not that some portion or all of deferred tax assets will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals of net operating loss carry forwards (NOLs) and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.  The Company recorded a tax benefit of $0 and $900 for the three and nine month periods ended March 31, 2010, respectively, based on a re-evaluation of its valuation allowance.  The Company recorded an income tax provision of $250 and $620, respectively, for the three and nine months ended March 31, 2009, based on our estimated effective tax rate and our pretax income, which resulted in a reduction of the deferred tax asset of an equivalent amount.  The Company’s estimated effective tax rate for each period exceeds statutory rates primarily because the dividend on the Series E Preferred Stock which is classified as interest expense for book purposes may not be deductible for tax purposes.

NOTE 12.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the nine months ended March 31, 2010 and 2009 for income taxes and interest:
	2010	2009
Income taxes	$108	$25
Interest	$3,628	$3,248

Nine Months Ended March 31, 2010:

(1)	On February 1, 2010, the Company became obligated to issue a warrant, having a value of $1,217, to its principal lender to purchase 2,526,480,000 shares of the Company’s common stock.

Nine Months Ended March 31, 2009:

(1)
In connection with the Tritronics acquisition transaction, the Company issued: (i) a non-cash unsecured note of $1,000 to the stockholder of Tritronics as part of the purchase price and  (ii) 2,796,233,000 shares of common stock with a value of $1,119 to the stockholder of Tritronics as part of the purchase price.

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

Executive Summary

As Encompass Group Affiliates, Inc., a Florida corporation, we specialize in the technology aftermarket service and supply chain known as reverse logistics. Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc., a Delaware corporation ("Encompass Parts Distribution"), and Encompass Service Solutions, Inc. (a Delaware corporation) collectively operate businesses that, on a national level, provide parts procurement and distribution services, depot repair of consumer electronics, computer and peripheral equipment, board level repair, de-manufacturing and reclamation services for flat panel display and computer products, returns management services, and anticipates providing end-of-life cycle services for all such products.

We are a market leader in reverse logistics for the consumer electronics industry by providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.

Encompass Parts Distribution owns Vance Baldwin, Inc. and Tritronics, Inc., jointly operating as an integrated entity, and Cyber-Test, Inc. d/b/a Encompass Service Solutions, which collectively engage in the distribution of replacement parts for electronic equipment and the repair of such equipment.  Encompass Parts Distribution is headquartered in and operates out of two distribution and repair facilities located in Lawrenceville, Georgia with additional distribution, call center and administrative facilities located in Las Vegas, Nevada, Abington, Maryland and Miami, Florida.  Encompass Service Solutions had, until June 15, 2010, its headquarters and an operating facility located in Longwood, Florida, near Orlando, and now operates in one of the aforementioned Lawrenceville, Georgia facilities.  The Company operates as one segment in the reverse logistics industry serving the electronics industry.

Financial Condition

We believe that our present and future sales levels will, assuming successful discussions with our principal shareholder and our senior lender described below, generate cash flows that will be sufficient to fund our operating working capital needs, as well as capital expenditures and quarterly interest and principal payments that are required under our debt facility.  However, there can be no assurance that projected sales levels will be achieved, or such projected sales levels will be sufficient or economic conditions will improve in the near future, in which case our operations could be materially adversely affected.  We did not pay quarterly interest on our senior subordinated notes due on March 31, 2010 due to cash constraints.  Our lender has waived that failure and, pursuant to negotiations described further below, agreed to capitalize the unpaid interest as additional principal.  We have implemented and continue to implement internal growth initiatives to expand our sales levels, increase profitability, and to seek significant future business acquisitions, the latter which will likely require additional equity and additional borrowings.  Further, we have undertaken or anticipate undertaking certain actions to reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Because of these actions, our cash flow has improved.  Our debt agreement requires an annual sweep of excess cash flow (as defined therein), which may limit our ability to use operating cash flow to fund acquisitions.

Critical Accounting Policies, Estimates and Judgments

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, core charges, inventory, goodwill and intangible assets and income taxes. Actual results may differ from these estimates under different assumptions or conditions.

We believe the application of the following critical accounting policies used in the preparation of our consolidated financial statements requires significant judgments and estimates on the part of management.

Revenue Recognition

Revenue and related provisions for returns are significant to the Company’s results of operations.  The Company recognizes revenue upon delivery of goods, including new parts and refurbished computer equipment and related products, to a common carrier for delivery to the customer, at which point title passes and collectability is reasonably assured, at a sales price that is fixed and determinable.  Revenue for the repair of customer-owned equipment is recognized upon completion of the repair.   Revenue represents amounts billed electronically based on established price lists.  This methodology has historically been accurate and is expected to continue to be so.

Provisions for future product returns and core returns from customers are accounted for as sales reductions in the same period that the related sales are recorded, and are estimated based on historical trends, as well as specifically identified anticipated returns due to known business conditions.  While the Company’s rate of customer returns of new parts sold and defective parts, as well as cores, can vary from period to period as a percent of sales, our methodology of using historical trends as the basis for our assumptions and estimates has yielded accurate provisions and is expected to continue to do so.

Core Charges

The vendors of products distributed by the Company frequently add a "core charge" to the cost of individual replacement parts that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards.  Such core charges can be significant in relation to the cost of individual replacement parts. These defective, replaced components are returned first to the Company and then to vendors and are ultimately repaired and re-enter the distribution channel.

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the consolidated balance sheets.  Such core charges amounted to $2,249 and $1,702 as of March 31, 2010 and June 30, 2009, respectively.  Cores physically returned by customers to the Company awaiting return to vendors are included in inventory.

Customers either receive a credit from the Company for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned.  Upon shipping a returned core to a vendor, the Company records an asset for the amount due from the vendor.

The Company records the appropriate assets and the appropriate liability for all core charges that it may be responsible for at any point in time.  Such amounts represent significant assets and liabilities.  The Company has no control over core pricing.  As core charges increase, our cash flow can be adversely impacted to the extent we may have to pay increased charges in advance of customer payment for the core charge following the sale of the related part or the return of the actual core from the customer.

Inventory

Inventory principally consists of OEM parts purchased for resale, and includes returned parts that are repaired and also held for resale and defective parts and cores to be returned to vendors, is valued at the lower of cost (average cost basis) or market, using the first-in, first-out (“FIFO”) method.  Management performs monthly assessments to determine the existence of obsolete and slow-moving inventory and records necessary provisions to establish reserves to reduce such inventory to net realizable value.  We believe that the current methodology used to determine excess and obsolete inventory and required reserves have been, and will continue to be, appropriate.

We restated our unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2009 and as of and for the three and six months ended December 31, 2009 due to overstatement of defective parts and returned core inventories.  This overstatement was principally caused by two software system problems in the Company’s enterprise-wide IT system, which have been identified and corrected.  The overstatement is not indicative of problems with our basic accounting methodology for cores.

Goodwill and Intangible Assets

The Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values.  The excess purchase price over those fair values is recorded as goodwill.  Historically, the Company included transaction costs, such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs, as part of the purchase price of its acquisitions.  Under U.S. GAAP effective July 1, 2009, the Company is required to expense such costs as incurred.

Management reviews and evaluates goodwill, which represents a significant asset, for impairment annually at each fiscal year end and at interim periods if events indicate that the carrying value may be impaired.  These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  Management believes that its impairment tests have utilized reasonable assumptions which have resulted in the determination that the fair value of the reporting units was substantially in excess of carrying value; however, there can be no assurance that circumstances could not change in the future and result in an impairment charge.  The evaluation of goodwill for impairment is performed at the entity level effective July 1, 2009.

The Company’s market capitalization has been deemed to be a poor indicator of fair value because, among other reasons, the Company’s common stock is thinly traded due to concentrated ownership, a lack of institutional awareness of and interest in ownership of the Company’s common stock since it is a “penny stock,” and a lack of research coverage.  The Company’s common stock is trading in the same general price range as it did prior to the Company’s closing of (i) a recapitalization and major acquisition in August 2007 and (ii) a second major acquisition in August 2008.

Accordingly, the carrying value of goodwill is evaluated principally in relation to the operating performance, specifically historical or projected adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as appropriate in the circumstances.  The key risk factor that determines whether the carrying value of goodwill has been impaired is a significant decline in actual EBITDA realized and a significant decline in Company’s projected EBITDA in future periods based on then current business conditions.  Management bases EBITDA estimates for future years on historical adjusted EBITDA as a percentage of revenue.  This reasonableness of the EBITDA multiple is supported by recent M&A activity information.

Management reviews and evaluates purchased intangibles with finite lives, which represents a significant asset, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  These events or circumstances could include the loss of one or more customers or a material portion of one or more customer’s business or the sale or disposition of a significant portion of the business or other factors.  Some of the significant unobservable inputs that would be utilized include revised projections of revenue, EBITDA and debt free cash flow, and assumptions as to discount rate and period.

Such intangible assets with finite lives are amortized based on the estimated period in which the economic benefits are consumed.  Management believes that its amortization policy has been and will continue to be appropriate unless facts and circumstances change.  In the event of a change in facts and circumstances, such as a major attrition in customers, management may alter the method and remaining period of amortization, and amortization expense could change, or an impairment charge may be incurred.

Income Taxes

Management periodically assesses the Company’s ability to realize its deferred tax asset, which is a significant asset, by considering whether it is more likely than not that some portion or all of the deferred tax asset will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration of the Company’s net operating loss carry forwards (NOLs).  Estimates of future taxable income over the periods for which the NOLs are applicable require assumptions as to revenue and expenses, and differences between projected taxable income and book income.  Projected taxable income is expected to exceed projected book income as the dividend on Series E Preferred Stock classified as interest expense under U.S. GAAP is likely not deductible for tax purposes. Projected taxable income in any year may exceed the Company’s annual limitation under Internal Revenue Code Section 382, regarding the amount of loss carryforward that can be utilized to offset such taxable income.  Amounts below the annual limitation may be carried forward to future years.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management.  Although management believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.

As part of the process of preparing our consolidated financial statements, we are also required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing permanent and temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our accompanying consolidated balance sheet. We must assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Correspondingly, we reduce the valuation allowance when our analysis of future taxable income indicates that it is more likely than not that the loss carryforwards will be utilized to offset taxable income.  Such reductions were recorded in fiscal 2008, 2009 and in the current fiscal year based on the Company’s projections of future taxable income. We would increase the valuation allowance when facts and circumstances reflected in our analysis of future taxable income change and indicate that there is a low probability of utilization of loss carryforwards to offset taxable income.  We believe that our estimate of a valuation allowance against the deferred tax asset is appropriate based on current facts and circumstances.

Recent Accounting Pronouncements

During the fiscal first quarter of 2010, in accordance with U.S. GAAP, the Company adopted the standards on business combinations whereby typical transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs incurred in business combinations must be expensed as incurred and can no longer be effectively accounted for as part of excess purchase price and intangible assets.  The requirement to expense acquisition-related transaction costs as incurred has had a material impact on results of operations in the nine months ended March 31, 2010, and will continue to do so in the event such costs are incurred in future periods.  The statement became effective for the Company as of July 1, 2009; accordingly, capitalized transaction costs associated with potential acquisitions in process and formerly included in other non-current assets in the amount of $1,111 were written off in the quarter ended September 30, 2009.  The Company does not believe that the new standard will have an impact on financial position or cash flows, lead to technical violation of debt covenants, impact the availability or cost of capital or lead to changes in business practices.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Business Combination

On August 1, 2008, the Company acquired all of the outstanding equity interests in Tritronics, Inc., a company engaged in the distribution of replacement parts and accessories for consumer electronics products (“Tritronics”).  The results of operations for the nine months ended March 31, 2010, include Tritronics for the full period; the results of operations for the nine months ended March 31, 2009, include Tritronics only from the acquisition date through the end of the period.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 TO THE THREE MONTHS ENDED MARCH 31, 2009

The following table sets forth certain selected financial data as a percentage of sales for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Net sales	$23,580	100.00%	$27,148	100.00%
Cost of sales	18,117	76.8%	19,946	73.5%
Gross profit	5,463	23.2%	7,202	26.5%
Operating expenses	5,177	22.0%	5,234	19.3%
Income from operations	286	1.2%	1,968	7.2%
Other income (expense), net	(2,933)	(12.4)%	(1,529)	(5.6)%
Income (loss) before taxes	(2,647)	(11.2)%	439	1.6%
Income tax benefit (provision)	0	0.0%	(250)	(0.9)%
Net income (loss)	$(2,647)	(11.2)%	$189	0.7%

Net Sales

Net sales for the three months ended March 31, 2010 amounted to $23,580 as compared to net sales of $27,148 for the three months ended March 31, 2009, a decrease of $3,568, or 13.1%.  The decrease in net sales was principally attributable to the (i) lower sales by Encompass Parts Distribution as a result of (a) the current economic downturn, (b) the loss of a key customer that began liquidation proceedings in February 2009, and (c), a higher level of shipments of Philips products in the three months ended March 31, 2009 due to the Company’s then recent appointment as authorized distributor for Philips digital replacement parts, and (ii) lower sales by Encompass Service Solutions, principally attributable to the loss of a contract with a major customer which has only partially been offset by other new business.  Such decreases were partially offset by a substantial increase in business with a major customer that commenced in February 2010, but at a lower gross margin.

Cost of Sales and Gross Profit

Our cost of sales totaled $18,117 for the three months ended March 31, 2010, as compared to $19,946 for the three months ended March 31, 2009, a decrease of $1,829, or 9.2%.  Our gross profit decreased to $5,463 for the three months ended March 31, 2010 as compared to $7,202 for the three months ended March 31, 2009, with gross margin decreasing to 23.2% from 26.5% for the comparable period in the prior year.

The decrease in cost of sales for the three months ended March 31, 2010 was primarily attributable to the decline in sales as described above, partially offset by the effect of lower gross margin.

The decrease in gross margin for the three months ended March 31, 2010 is primarily attributable to the effect of a change in product and customer mix.  Gross margin for the current quarter decreased primarily due to the aforementioned decrease in sales of higher margin Philips products, lower gross margin attributable to the incremental sales to a major customer and reduced revenue from higher margin service work performed by Encompass Service Solutions.  The level of gross margin realized in the current period may not be indicative of the level of gross margin to be achieved in future periods.

Operating Expenses

Total operating expenses for the three months ended March 31, 2010 and 2009 were $5,177 and $5,234, respectively, representing a decrease of $57, or 1.1%.  The net change was primarily attributable to due to cost reductions in light of lower sales volume offset by increased expenses related to expanded international operations.

Depreciation and amortization for the three months ended March 31, 2010 amounted to $532 compared to $582 for the three months ended March 31, 2009.

Selling, general and administrative expenses decreased to $4,645 for the three months ended March 31, 2010 from $4,652 for the three months ended March 31, 2009, for a decrease of $7, or .1%, due to cost reductions in light of lower sales volume, offset in part by the inclusion of costs associated with the Las Vegas, Canada and Mexico distribution centers in the current quarter compared to $0 in the prior year period.

Other Income (Expense)

Interest expense and other financial costs, net, for the three months ended March 31, 2010 were $2,942 compared to $1,593 for the three months ended March 31, 2009.  Included in interest expense for three months ended March 31, 2010 is $342 of non-cash interest accrued but not currently payable in connection with Series E Preferred Stock compared to $277 for three months ended March 31, 2009, and a charge of $1,217 for issuance of warrants to the Company’s principal lender for the three months ended March 31, 2010.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2010 TO THE NINE MONTHS ENDED MARCH 31, 2009

The following table sets forth certain selected financial data as a percentage of sales for the nine months ended March 31, 2010 and 2009:

	Nine Months Ended		Nine Months Ended
	March 31, 2010		March 31, 2009
Net sales	$67,972	100.00%	$84,694	100.00%
Cost of sales	51,807	76.2%	63,802	75.3%
Gross profit	16,165	23.8%	20,892	24.7%
Operating expenses	16,415	24.1%	15,273	18.0%
Income from operations	(250)	(0.3)%	5,619	6.6%
Other income (expense), net	(6,116)	(9.0)%	(4,394)	(5.2)%
Income (loss) before taxes	(6,366)	(9.3)%	1,225	1.4%
Income tax benefit (provision)	900	1.3%	(620)	(0.7)%
Net income (loss)	$(5,466)	(8.0)%	$605	0.7%

Net Sales

Net sales for the nine months ended March 31, 2010 amounted to $67,972 as compared to net sales of $84,694 for the nine months ended March 31, 2009, a decrease of $16,722 or 19.7%.  The decrease in net sales was due principally to the (i) lower sales by Encompass Parts Distribution which management attributes to (a) the 2008-2009  economic downturn,  (b) the loss of a key customer that began liquidation proceedings in February 2009, and (c)  the positive effect in the nine months ended March 31, 2009 of a short-term, high level of shipments of Philips products as the Company filled back orders following its then recent appointment as authorized distributor for Philips, which lower sales by Encompass Parts Distribution was partially offset by the inclusion of nine months of Tritronics’ results in the current nine-month period versus eight months in the comparable prior period, and (ii) lower sales by Encompass Service Solutions due principally to the loss of a contract with a major customer which has only partially been offset by other new business.

Encompass Parts Distribution has been awarded a substantial amount of additional business with an existing customer that commenced in February 2010, which management believes may result in approximately $2 million in monthly net sales, but at lower gross margin. However, there can be no assurance that such levels in monthly net sales will be achieved in the future.

Cost of Sales and Gross Profit

Our cost of sales totaled $51,807 for the nine months ended March 31, 2010, as compared to $63,802 for the nine months ended March 31, 2009, a decrease of $11,995, or 18.8%.  Our gross profit decreased to $16,165 for the nine months ended March 31, 2009 as compared to $20,892 for the nine months ended March 31, 2009, with gross margin decreasing to 23.8% in the nine months ended March 31, 2010 from 24.7% in the comparable period in the prior year.

The decrease in cost of sales for the nine months ended March 31, 2010 was attributable to the decline in sales as described above, partially offset by the effect of lower gross margin.

The decrease in gross margin for the nine months ended March 31, 2010 is primarily attributable to the effect of a change in product and customer mix.  Gross margin for the nine months ended March 31, 2010 decreased primarily due to the aforementioned decreased sales of higher margin Philips products and reduced revenue from higher margin service work performed by Encompass Service Solutions, which were offset by higher gross margins from certain business activities associated with a strategic contractual relationship into which the Company entered in the first quarter of the current fiscal year.  The level of gross margin experienced in the current period may not be indicative of the level of gross margin to be achieved in future periods.

Operating Expenses

Total operating expenses for the nine months ended March 31, 2010 and 2009 were $16,415 and $15,273, respectively, representing an increase of $1,142 or 7.5%.  The net change was primarily attributable to a write off of deferred transaction costs to conform to U.S. GAAP that became effective in the first quarter of the current fiscal year, which resulted in the Company recording a non-cash expense in the amount of $1,111.  This charge reduced operating income, but did not have an impact on liquidity or financial condition.

Depreciation and amortization for the nine months ended March 31, 2010 amounted to $1,641 compared to $1,538 for the nine months ended March 31, 2009.  The slight increase is attributable to higher amortization expense in the current period associated with intangible assets recorded in connection with the Tritronics acquisition.

Selling, general and administrative expenses decreased to $13,663 for the nine months ended March 31, 2010 from $13,735 for the nine months ended March 31, 2009, for a decrease of $72, or .5%, due to cost reductions in light of lower sales volume.  Selling, general and administrative expenses for the nine months ended March 31, 2010 were inflated over expenses in the comparable prior period because they included such expenses of Tritronics for all nine months and costs associated with the Las Vegas and Georgia returns and distribution centers for all nine months.   Selling, general and administrative expenses for the nine months ended March 31, 2009 included only eight months of such expenses of Tritronics following its acquisition and only eight months of such costs for the Georgia returns center and $0 of such costs for the Las Vegas distribution center.

Other Income (Expense)

Interest expense and other financial costs, net, for the nine months ended March 31, 2010 was $6,122 compared to $4,536 for the nine months ended March 31, 2009, an increase of $1,586.   This increase was due principally to a charge of $1,217 for the issuance of warrants to the Company’s principal lender. Interest expense includes $1,044 of non-cash interest accrued but not currently payable in connection with Series E preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had cash and cash equivalents of $2,776 available to meet its working capital and operational needs.  Since concluding a series of transactions in August 2007 and August 2008, to, among other things, effect a recapitalization and complete two major acquisitions, the Company’s cash flows have historically been consistent and stable from quarter to quarter based on the level of net earnings and EBITDA generated by our operating units.  The bankruptcy filing and liquidation of a major parts customer that occurred in the third quarter of our prior fiscal year, and the loss of a large laptop service contract with a major parts and service customer, negatively impacted the amount, but not the certainty, of our cash flows.  While these two events have had an impact on sales, operating income and cash flows the Company’s overall liquidity and financial condition nonetheless was sufficient.  Working capital needed to fund increases in inventory and accounts receivable or capital expenditures has been provided by operations.

The above notwithstanding, during the quarter ended March 31, 2010, and in the ensuing months, the Company has experienced a decrease in available cash due principally to an increase in accounts receivable arising in connection with the substantial increase in sales to one of its major customers.   The Company did not pay quarterly interest on the senior subordinated notes due on March 31, 2010 due to cash constraints.    In light of these circumstances, the Company, its principal shareholder and its senior lender have entered into discussions to provide $2,500 of working capital through (i) the purchase of additional preferred stock in the amount of $1,250 and (ii) the deferral and capitalization of interest on the senior subordinated notes in the aggregate amount of $1,250, $938 for the three month period ended March 31, 2010 and $312 for the three month period ending June 30, 2010.   Further, in connection with these discussions, the Company’s senior lender will waive certain financial covenants set forth in the Company’s debt agreement for the periods ending June 30, 2010 through December 31, 2010, and will revise them for future periods.  The Lender has also waived the Company’s non-payment of interest on its senior subordinated notes for the three months ended March 31, 2010, as well as all loan covenant violations as of March 31, 2010 and for any prior periods.

The Company expects to complete the equity infusion and amendment to its existing debt agreement before June 30, 2010; however, there is no assurance that the parties will reach agreement upon financing on such terms.  In the unlikely event that our majority shareholder or senior lender is unwilling to provide the necessary working capital funding on terms acceptable to us, we would seek to obtain this funding from other financing sources if available.  If we are unable to obtain such funding from either our existing majority shareholder or another source acceptable to us, our operations will be materially adversely affected.

We have undertaken or anticipate undertaking certain actions to reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead. Because of actions taken to date, our cash flow has improved.

Assuming we are able to secure additional working capital in the short term, we intend in the long-term to continue to seek significant business acquisitions and to continue the expansion of our product and service offerings as well as our international operations.  Such potential acquisitions and anticipated future business and international expansion activities will require significant additional working capital, which we anticipate obtaining from our majority shareholder and/or existing lender.  We expect that such form of further investment on the part of our principal shareholder or lender would be a combination of additional equity or senior indebtedness, but there is no assurance that we could obtain financing on such terms. In the unlikely event our majority shareholder or our senior lender are unwilling to provide the necessary working capital or acquisition funding on terms acceptable to us, the Company anticipates obtaining this growth capital from other financing sources.  If we are unable to obtain growth capital from either our existing majority shareholder or another source acceptable to us, we would be unable to aggressively expand our business operations and/or make one or more significant acquisitions.

The interest rate on the Company’s senior subordinated notes, which has a floor of 13% and a ceiling of 17%, is determined by the Company’s maximum EBITDA leverage ratio, as defined, on the first day of each quarter.  For the quarter ended June 30, 2009, this ratio was less than 3.50:1:00 for the initial time; accordingly, the interest rate on the senior subordinated notes decreased to 15% from 17% for the quarters ended September 30, 2009 through March 31, 2010.  For the quarter ended June 30, 2010, the rate will increase to 17%.  We anticipate that this rate will remain at that level thereafter, assuming we reach agreement with our senior lender on such terms in the aforementioned on-going negotiations.

Our debt agreement requires an annual sweep of excess cash flow, as defined in the debt agreement, which may limit our ability to use operating cash flow to fund acquisitions.  For the fiscal year ended June 30, 2009, although no payment was required under the definition of a cash flow sweep in the debt agreement, the Company agreed pursuant to an amendment to such agreement to pay a one-time, additional $1,000 principal payment.  This Company paid this additional principal on October 2, 2009.  The Company currently does not believe that a payment will be required for fiscal 2010 under the cash flow sweep in the debt agreement.

Net cash used in operating activities of  $969 for the nine months ended March 31, 2010 was principally attributable to a net loss of $5,466 and an increase  in accounts receivable of $1,825 (which was due to an increase in revenue with major customer late in the quarter), partially offset by an increase in accounts payable and accrued expenses of $2,014 attributable to inventory purchases, and  non-cash charges of $4,371, principally consisting of depreciation and amortization, deferred income taxes, the aforementioned one-time write off of deferred transaction costs and aforementioned financial costs in connection with the warrant issuance to our senior lender.  Net cash used in operating activities of $2,500 for the nine months ended March 31, 2009 was principally due to an increase in accounts receivable and inventory of $3,339 and $5,978, respectively, attributable to the growth in the business, partially offset by net income of $605 and an increase in accounts payable and accrued expenses of $4,510 also attributable to the growth in the business.

Net cash used in investing activities of $391 for the nine months ended March 31, 2010 was attributable to capital expenditures of $391 for property and equipment.  Net cash used in investing activities of $9,932 for the nine months ended March 31, 2009 was attributable to the acquisition of Tritronics for $8,296, net of cash acquired, plus related transaction costs in the amount of $865 and capital expenditures of $771 for property and equipment.

Net cash used in financing activities of $1,400 for the nine months ended March 31, 2010 was attributable entirely to principal payments.   Net cash provided by financing activities of $15,845 for the nine months ended March 31, 2009 was attributable to proceeds of $4,167 and $13,000 from the sale of Series E Preferred Stock and senior and subordinated notes, respectively, in connection with the acquisition of Tritronics and the Philips transactions, offset by payments of principal on notes and capital lease payments of $742 and redemption of common stock of $308.  In addition, financing costs of $272 were incurred in connection with the debt issuance.

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

RISKS FACTORS

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended June 30, 2009, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Failure To Meet Certain Financial Covenant Tests required By Our Debt Agreements Would Result In An Event Of Default.

Our ability to meet certain financial covenants will depend on our ability to generate sufficient earnings from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  On February 1, 2010, we failed to satisfy a certain EBITDA leverage ratio covenant under our debt agreement, which required us to issue to our principal lender a warrant to purchase 2,526,480,000 shares of our common stock for no additional or nominal consideration.  At March 31, 2010, we failed to meet certain financial covenant tests, each of which our principal lender waived.  We cannot provide any assurances that we will have sufficient earnings to meet our financial covenant tests or that our principal lender will grant us further waivers.

Our Disclosure Controls and Procedures for Financial Reporting Are Subject to Certain Limitations and Have Required Remediation.

Management has concluded that as of the period ended March 31, 2010, our disclosure controls and procedures were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to certain limitations, including, but not limited to, our dependence on our enterprise-wide IT system for inventory management.  As an example, we concluded the our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for the periods ended September 30, 2009 and December 31, 2009 because of the identification of a material weakness relating to the proper carrying value of certain components of inventory and the result of a certain key controls in place not operating effectively.  The material misstatement of inventory was not prevented or detected on a timely basis due to lack of adequate testing of perpetual inventory records for the subject components of inventory and the failure of entity level controls in place, such as the analyses of balance sheet account balance fluctuations, gross profit and gross margin, which were designed to detect the overstatement of inventory and gross profit.  As a result, we restated our consolidated financial statements for the periods ended September 30, 2009 and December 31, 2009. We believe that we have remediated the material weakness described above and will continue to do so in future periods by performing periodic verification of the accuracy of the perpetual records by cycle counting quantities of the subject components of inventory reported as being on hand and conducting more in-depth analyses of all the various factors impacting balance sheet account balance fluctuations, monthly gross profit and gross margin. Despite our remediation efforts, however, certain limitations remain and there is a risk that material misstatements in results of operations and financial condition may not be prevented or detected on a timely basis by our internal controls over financial reporting and may require us to restate our financial statements in the future. This could, in turn, adversely affect the trading price of our common stock and there is a risk that repeated restatements could result in an investigation by the SEC.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company, we have elected scaled disclosure reporting obligations and therefore are not required to provide the information in this Item 3.

Item 4.  Controls And Procedures

(A)  Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(B)  Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting  (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of equity Securities And Use Of Proceeds

As a result of the Company failing to meet a certain EBITDA leverage ratio covenant test as of February 1, 2010 under the debt agreement with Sankaty Advisors, LLC, the Company’s principal lender, Sankaty earned and was granted on February 1, 2010 a warrant to purchase 2,526,480,000 shares of the Company’s common stock for no additional or nominal consideration.   The warrant has a one-year term.  The issuance of the warrant was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  The Company believes Sankaty is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The warrant will include a legend to indicate that it is restricted. The issuance of the warrant did not involve the use of underwriters, and no commission was paid in connection therewith.

Item 3. Defaults Upon Senior Securities

The Company did not make the interest payment on the senior subordinated debt due as of March 31, 2010, and did not meet certain financial covenants as of that date.  Subsequent to that date the lender waived all such defaults.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 28 hereof.

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