Form 10-K
period 2010-06-30
Encompass Group Affiliates, Inc
filed 2011-06-20
CIK 1100820

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  000-30486

ENCOMPASS GROUP AFFILIATES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0738251
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

775 Tipton Industrial Drive,	30046
Lawrenceville, GA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (800) 432-8542

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of December 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,329,000 based on the average of the bid and asked prices as quoted on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2011
[Common Stock, No par value per share]	13,286,151,226 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

Encompass Group Affiliates, Inc. and Subsidiaries
Form 10-K
Table of Contents

			Page
Part I
	Item 1.	Business	1-9
	Item 1A.	Risk Factors	9-12
	Item 1B.	Unresolved Staff Comments	12
	Item 2.	Properties	12-13
	Item 3.	Legal Proceedings	13
	Item 4.	[Removed and Reserved]

Part II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14-15
	Item 6.	Selected Financial Data	15
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-32
	Item 7.A.	Quantitative and Qualitative Disclosures about Market Risk	32
	Item 8.	Financial Statements and Supplementary Data	32
	Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	32
	Item 9A.	Controls and Procedures	32-33
	Item 9B.	Other Information	33
Part III
	Item 10.	Directors, Executive Officers and Corporate Governance	34-38
	Item 11.	Executive Compensation	38-43
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43-48
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	48-50
	Item 14.	Principal Accountant Fees and Services	50-51

Part IV
	Item 15.	Exhibits and Financial Statement Schedules	51-57

Signatures			58

As used herein, the terms the “Company,” “Encompass Group Affiliates,” “we,” “us,” or “our” refer to Encompass Group Affiliates, Inc., a Florida corporation. Unless otherwise noted herein, dollars are presented in thousands, except for per share amounts.

Forward-Looking Statements

Certain statements in  Item 1 - Business, Item 1A – Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth.  All statements, other than statements of historical facts, included in this Annual Report on Form 10-K that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward-looking statements.  Without limiting the generality of the foregoing, words such “may,” "estimates," "expects," "anticipates," “intends,” "believes," “plans,” “projects,” "grow," "will," “could,” "seek," “continue,” “future,” “goal,” “scheduled” or the negative or other comparable terminologies are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Any or all of our forward-looking statements may turn out to be wrong.  They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties.   Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Part I

Item 1.  Business

Encompass Group Affiliates, Inc., a Florida corporation ("we," "us," "our," “Encompass” or the "Company"), is a public company specializing in the technology aftermarket service and supply chain known as reverse logistics. Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc., a Delaware corporation ("EPD"), and Encompass Service Solutions, Inc., a Delaware corporation, (“ESS”, previously known as Cyber-Test, Inc.) collectively operate businesses that, on a national level, provide (i) parts procurement and distribution services with respect to replacement parts for consumer electronics, as well as (ii) depot repair of consumer electronics, computer and peripheral equipment, board level repair, de-manufacturing and reclamation services for flat panel display and computer products, and returns management services.

During the second half of our fiscal year ended June 30, 2011, and subsequently though the filing of this Report, we were in default of our debt to our principal lender, for failure to meet financial covenants and make interest and principal payments.  In February, 2011, Sankaty Advisors, LLC (“Sankaty”), advisor to the Company’s principal lenders, submitted a proposal to transfer substantially all of the Company’s and its subsidiaries’ assets to a newly formed entity controlled by the lenders, in exchange for debt relief and other consideration.  On May 13, 2011, following negotiations among the parties, the Company and its operating subsidiaries entered into an Asset Purchase Agreement providing for the sale of substantially all of their assets to Encompass Supply Chain Solutions, Inc. (the “Buyer”).  The Buyer is a newly formed entity affiliated with Sankaty and the lenders.

Under the Asset Purchase Agreement, the Buyer will acquire substantially all of the Company’s and its subsidiaries’ assets (other than any assets of certain inactive subsidiaries), and the Company’s obligations under the senior and subordinated debt held by the lenders will be extinguished.  In addition, the Buyer will assume the liabilities of Company and its subsidiaries, with certain exceptions.  The Buyer has also agreed to pay $1,000 in cash and assume or pay for certain other expenses of the Company.  The Asset Purchase Agreement is described in more detail in Item 7 of this Report – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Subsequent Event – Proposed Transaction with Lenders.  The Asset Purchase Agreement was filed as an exhibit to our Current Report on Form 8-K, filed May 19 2011.  We expect that the net proceeds to the Company, if any, after payment of expenses and debt not assumed by the Buyer, will be far less than the liquidation preference of the various classes of preferred stock.  Therefore it is unlikely the proposal would result in any distribution. to common shareholders.  Common shareholders will still own their shares of the Company, but the Company would have no significant assets.

We are a leader in the consumer electronics segment of the reverse logistics industry providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.  Our strategy addresses the overall market from both the end-user driven product support and repair industry and from the manufacturer-driven e-Waste recovery industry.  While these two industries have different characteristics, they have significant operational synergies.  We are also focused on becoming a full-service provider of repair, refurbishment, parts distribution and end-of-life cycle services in other industries. To that end, our long-term business plan contemplates the acquisition of additional businesses that either repair and refurbish equipment or distribute parts typically used in the repair and refurbishment process, as well as those that provide e-Waste recovery services. We presently provide single source life cycle professional management services, principally for consumer electronics, to businesses and consumers in the North American market, and have expanded operations into Mexico and Canada, albeit on a limited basis.

On August 17, 2007 and August 1, 2008, EPD completed the acquisitions of Vance Baldwin, Inc. (“Vance Baldwin”) and Tritronics, Inc. (“Tritronics”), respectively, both of which were consumer electronics parts distributors that have been leaders in the industry, Vance Baldwin for approximately 50 years, Tritronics for approximately 35 years.  EPD is a distributor of replacement parts in the U.S. for substantially all of the major OEM manufacturers, and distributes tens of thousands of different parts (SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution.  In addition, EPD provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment.  As a key component of our rebranding initiative that began in fiscal 2009, Vance Baldwin and Tritronics, now operating on an integrated technology platform, are known throughout the industry as EPD.

On July 14, 2008, Vance Baldwin entered into an agreement with Philips Consumer Lifestyle North America (“Philips”), a division of Philips Electronics North America Corporation.  Under the terms of the agreement, EPD, through Vance Baldwin as single primary authorized distributor, assumed the management and execution responsibilities for operational and order fulfillment of the replacement parts business for Philips’ digital flat panel display products.  In this role the Company sells replacement parts to independent service centers as well as other parts distributors with whom it competes.  Under terms of this agreement, the Company purchased approximately $4,200 of inventory directly from Philips.

EPD owns Cyber-Test, Inc., a Delaware corporation acquired in June 2004, which is currently operating as ESS.  ESS operates as an independent service organization with the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management.  ESS' technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.  In fiscal 2009, given the interrelationship of distribution and service functions, ESS opened a service center in one of our suburban Atlanta parts distribution warehouses to perform board repair and other reverse logistics functions enabling us to offer a full range of integrated services to customers; in the fourth quarter of fiscal 2010, all of ESS’ operations were relocated from the Orlando, Florida facility to the aforementioned Atlanta facility.

The Reverse Logistics Industry

Reverse logistics first began in the electronics industry (computing, office automation, telecommunications process, etc.) in the early 1980s as a result of miniaturization and modularization design, with the repair of a product or piece of equipment performed in the field.  More recently, the proliferation of large-scale, sophisticated, integrated digital circuits and circuit boards, carrying built in diagnostics and defined test points, have led to increased reliability of the subsystems and components, reducing repair time through the pull-and-replacement of modules rather than field repair.  As the value of these components continuously increases, so does the demand for solutions that monetize and extend the life of components through repair and reallocation.  Larger high-cost products, not well suited for off-site repair, such as DLP and LCD televisions, continue to drive demand for a field repair solution.

Historical growth in sales of consumer electronics and computer and peripheral equipment, partly fueled by the continuing introduction of new products, is driving the need for reverse logistics and repair services as offered by the Company.  There remains significant opportunity for above average company growth within the industry by continuing to increase capabilities across the product life cycle.  While the demand for reverse logistics and repair services has been adversely impacted by recent economic downturn cycles, we believe the long-term need for such services will continue.

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

The reverse logistics industry has traditionally included businesses that are either parts suppliers or repair, refurbishment and returns management operations; our strategy is to offer, on a nation-wide basis, all such services on an integrated value-added basis.

Parts Suppliers

Historically, parts suppliers tended to be regionally focused and lacked the ability to provide customers with a national solution, therefore only serving the network of repair centers and onsite service technicians in their surrounding areas.  Today, part suppliers are still regionally based, and struggle with the cost of supporting customers nationally due to the minimum service requirement of two-day delivery, forcing them to resort to expensive freight methods such as two-day air delivery.  Some parts suppliers have vertically integrated repair operations, leveraging the sourcing of parts from their own inventory.  Parts distribution companies tend to specialize around certain product categories, and/or specific OEMs.  OEMs control parts access and in some cases (for example, Apple and Sony for certain product lines) make it virtually impossible for independent service or parts providers to gain direct access to their parts.  To extend the life of products and to prevent inefficient post-manufacturing parts production (after a product line is closed), OEMs will apply a “core charge” to circuit boards and other high mortality items as a means of encouraging the return of certain replaced components, most frequently circuit boards.  Such core charges can be significant in relation to the cost of individual replacement parts. These defective, replaced components are returned first to the Company and then to vendors.

Repair, Refurbishment and Returns Management Companies

Historic repair and refurbishment activities for technology products have been organized based on the proximity of the repair center to the end-user.  Examples include the independent service dealer handling in-warranty authorized repairs for OEMs or out-of-warranty repairs for end consumers (all walk-in driven).  The industry has witnessed consolidation in service repair centers, as well as groups aligning together to create a national network for OEMs.  Over the last 20 years, much of the growth of the service contract business has been driven by large insurance agencies that have acquired a sizeable portion of the former out-of-warranty repair business and placed it under the extended service plans they underwrite.

The larger scale operations have historically been run by OEMs.  Integrated circuitry, power source improvements and lifestyle changes are driving products toward smaller dimensions.  As a result, price pressures from imports, fickle consumer demand and manufacturer consolidation have forced OEMs to close these large scale facilities and outsource work to external service providers or cobble together a network to replicate this operation.  The influx of Asian OEMs, many of which are Chinese manufacturers historically focused on private label manufacturing for major US brands (e.g., Panasonic, Sony, etc), have been aggressively selling into the U.S. with extremely cost-competitive products.  However, these OEMs do not possess the requisite US-based service infrastructures and, therefore, are driving additional demand toward a group of smaller external service providers.  In addition to pure service delivery, the repair and refurbishment companies are broadening their offerings to include Level II and III technical support, diagnosing and potentially repairing equipment directly over the phone with the end user.  (Level II support is typically a technical representative advising a consumer.  Level III support is typically a more highly trained technical representative advising a technical person.)  As equipment becomes more integrated with other systems and software, it has become necessary for the repair centers to offer this value added service.   An industry trend is the rise of so-called “Big Box” retailers entering into this area, such as Best Buy through its “Geek Squad” group.

The Equipment Warranty/Repair Management Industry

Warranty periods, including product warranties issued by manufacturers and extended life warranties issued by third-party insurers, as well as longer product life cycles, demand a maintenance/repair commitment that can typically support a product for up to ten years.  In addition, the industry relationship among OEMs, TPA’s and similar organizations, and third- and fourth-party service providers, has become more complex.  The end-user, or consumer, must have assurance that products are supported by an after-sales service system capable of providing preventive maintenance and/or an immediate remedy upon equipment failure.

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

Our Products and Services

EPD

Parts and Sales.  EPD, comprised of what were formerly two of the nation’s largest distributors of parts for consumer electronics products, computers, printers and fax machines and office supplies (Vance Baldwin and Tritronics), currently sells from stock and has access to over five million parts for distribution.  Customers can view a full listing of parts inventoried at all five EPD distribution warehouses through its website and, if any part is not in stock, it can usually be made available in one business day.  EPD’s unique parts ordering system affords the capability to search, order, and buy parts without an OEM part number, and its search feature will cross-reference to other OEMs or parts manufacturers that may fit the desired part.  Parts and products sold are typically backed with a full OEM warranty.

Traditionally, EPD served customers in the Eastern half of the country, although Tritronics had more of a nationwide presence as it typically focused more on the smaller independent service centers than Vance Baldwin and the Company’s one other major competitor. Vance Baldwin had a strong market presence with national “big box” retailers and rental organizations, hence it focused more on the Eastern half of the country.  Freight costs generally make it prohibitively costly to supply customers on a nation-wide basis, hence, all competitors, with the exception of one other major competitor, are substantially smaller and serve smaller regions.  In March 2009, EPD opened a warehouse in Las Vegas to become the first parts distributor to offer nation-wide services with two-day ground shipping capability to virtually any of the lower 48 states.

EPD has contractual agreements with virtually all of the country’s largest providers of extended warranty plans to consumers for an innovative program.    Under the program, which includes internally developed proprietary technical information systems, EPD supplies parts to the thousands of repair businesses that, like ESS, provide repair services on behalf of the extended warranty providers.  The advantage of the program to the extended warranty provider is (a) standard pricing for parts and (b) a system that offers control over the repair cycle so that the extended warranty provider has the ability to monitor both the repair cycle status and associated cost for hundreds of thousands of open repair jobs, an ability that did not previously exist to any meaningful degree.  As a result of this program, in fiscal 2009 EPD substantially increased the volume of parts sales made directly to extended warranty providers; however, in fiscal 2010, EPD’s volume of sales to TPA’s through this program declined as the TPA’s introduced more competitive bidding into the process.

EPD is a major distributor for the largest, well-known OEMs in the world, such as Sony, LG, Panasonic, Samsung, Toshiba, RCA, JVC, Sharp, Visio and Philips, and many others, as well as the predominant supplier to the largest retailers, such as Best Buy, the largest rent to own companies, such as Rent-a-Center, and the largest TPA’s.

Call Center Technical Support.  EPD offers customer support through its Call Centers, averaging approximately 59,000 inbound and outbound calls per month.  The principal service provided by the Call Centers is assisting customers with parts searches and purchases, although it now engages in revenue generating services for third parties.

ESS

Repair and Exchange. ESS operates in the reverse logistics industry within the office equipment and computer peripheral products repair/warranty management industry, with its primary focus on facsimile machines, printers, scanners, PDAs, laptop computers, monitors, and multi-function units.

ESS has offered board-level repair of technical products for more than 20 years, and offers service programs for equipment dealers, OEMs, extended warranty companies, retail outlets and end-users.  The service programs include:

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

ESS’ repair and exchange service is managed by an internally designed and developed proprietary information system with software-tracking that allows customers or the call center function (whether it is onsite at ESS’ facilities or at the customer’s facility) to track on a real-time basis the repair status of any given unit, including a date of return delivery to the end-user, while at the same time allowing ESS to manage the output volume and quality of the repair process. This software allows its clients to view their inventory, parts, parts used per unit, and the status of all equipment on a real-time basis via its secure website.  Clients may also change priorities and accelerate orders directly from this proprietary, customized web portal.  Repair work is principally performed for OEM’s, retailers and TPAs under warranty programs.

Parts and Sales.  ESS stocks a line of parts, accessories, and consumables for its in-house repair needs and also offers these parts for sale.  ESS stocks over 30,000 parts for printers, facsimile machines, scanners, laptops, monitors and PDAs.  A customer can view a full listing of parts at ESS’ website and, if any part is not in stock, it can usually be made available in one business day.  ESS' unique parts ordering system affords the capability to search, order, and buy parts without an OEM part number, and its search feature will cross-reference to other OEMs or parts manufacturers that may fit the desired part.

Further, ESS stocks an extensive inventory of new and refurbished equipment available for purchase.  New equipment is backed with a full OEM warranty, and 90-day warranties are offered by ESS for refurbished units.

Call Center Technical Support.  ESS offers partial or turnkey Help Desk support through its Call Center.  The Call Center handles a maximum of 9,000 calls per month from its customers and currently averages approximately 6,000 calls per month.  The Call Center has a phone-fix rate of approximately 67%, which significantly reduces costs to again service a product that ESS repaired and guaranteed under a 90-day warranty.  ESS' Call Center is the sole technical help line for selected Xerox printers and fax machines.

Logistics and Outsourcing.  ESS offers its customers an outsourcing service of inventory, warehousing, and shipping of parts and end products for warranty fulfillment, with full refurbishing and inspection programs including "A" and "B" goods logistics.  OEMs can direct all store returns to ESS for inspection.  If units have not been taken out of the box, those items can be inspected and resold out as "A" goods.  Products that have been used or are defective are processed through the refurbishment process and repackaged and resold as "B" goods.  ESS can assist the OEM with "B" goods distribution and resale.

ESS also has a salvage division that receives extended warranty products that were "bought out" by the warranty provider. Products are received, sorted and palletized for resale to wholesalers worldwide.

Service Contracts.  ESS has established relationships with a number of insurance companies and third-party service providers to provide full repair and call center support service.  Extended manufacturer’s warranties sold at retail stores are typically backed by a third party insurance company.  In other cases, the extended warranty is managed by the retailer itself.  If a product covered in a service contract is determined to be in need of repair by the Call Center, a replacement unit may be sent directly to the end-user in exchange for the unit needing repairs.  ESS manages the process from call receipt and receiving the defective product back from the customer, to tracking the product, repairing the returned units, and managing against customer fraud.

ESS also offers an "Advance Exchange" program, known as ADVANCEX™, which provides same day service to its customers on all products that ESS repairs.  With the ADVANCEX™ program, ESS can ship an equivalent-to-new ("ETN") replacement product directly to the customer if phone support fails to correct the problem.  The customer then returns the defective unit to ESS for repair and refurbishment and subsequent use for another customer.  A special capability of ESS’ proprietary system is that it allows the OEM to gather failure analysis and failure trends critical to the release of new products.  This information is collected online while ESS is providing Level II and III technical support directly to the customer.  The ADVANCEX™ program has resulted in decreased product returns and increased customer satisfaction.

Competition

EPD

EPD’s business is highly competitive within the geographic area in which it operates, which in fiscal 2009 expanded from predominately the Eastern half of the country to a national scope.  EPD primarily competes with numerous smaller, more regionally restricted firms in the Eastern half of the U.S. and competes primarily against one large distributor in the Western half of the country.

Competition within the parts distribution segment of the reverse logistics industry is based on service, price, availability of parts (“fill rate”), speed and accuracy of delivery, depth of technical know-how and the ability to tailor specific solutions to customer needs.  EPD is very proficient in forging technological links with suppliers and customers to streamline the exchange of information for ordering, shipping and paying, something which has provided a clear competitive advantage over other parts distributors.

As mentioned above, freight cost is a major expense component affecting all parts distributors.  With its East Coast and Nevada warehouses, the Company enjoys competitive advantage over its regional competitors.

Competitors of EPD include Andrews Electronics, Herman Electronics, Fox International, Union Electronics, Cumberland and Partsearch Technologies, as well as the OEM’s since, to varying degrees, they also sell direct to customers of the Company and the other distributers with whom the Company competes.

ESS

ESS' business is highly competitive in each area from which it derives revenue.  It competes with some larger and numerous smaller companies that provide repair services for office equipment and computer peripheral products, that supply parts and consumables to end-users and other repair companies of such equipment and products, and with other sellers of new equipment and resellers of refurbished equipment and products.

Competition within the office equipment and computer peripheral products service and repair industry is based on quality of service, depth of technical know-how, price, availability of parts, speed and accuracy of delivery, and the ability to tailor specific solutions to customer needs.  In the U.S., there are hundreds of manufacturers of technical products of the type ESS repairs, hundreds of independent companies that repair products in a manner similar to ESS, as well as hundreds of companies that supply parts and components for use in repair, and thousands of independent service technicians that do on-site repair.  In addition, there are thousands of companies that sell technical products that may need repair, and many of these do their own repair or service work.

Many of ESS' competitors are larger in terms of revenue, customers and employees, such as Teleplan, PTS, DEX and Nexicore.  ESS also competes with OEMs and major retailers that do their own repair work.

Customers

EPD

EPD currently sells to approximately 20,000 active customers, many for a decade or more.  During the fiscal years ended June 30, 2010 and 2009, sales to the three largest customers accounted for approximately 28% and 27% of its total sales, respectively.  In March 2009, Circuit City, one of the three largest customers in the fiscal year ended June 30, 2009, went out of business after an unsuccessful effort to reorganize under bankruptcy protection.  The Company has entered into contracts with some of its customers; however, such are typically cancellable upon a relatively short notice period by either party for convenience.  With the majority of its customers, there is no written contractual arrangement.

ESS

ESS currently generates a significant portion of its revenues from two large customers.  During the fiscal years ended June 30, 2010 and 2009, sales to these two customers accounted for approximately 73% and 69% of its total sales, respectively.  In the third quarter of fiscal 2009, ESS lost its contract to perform laptop repair work for its largest customer.  This repair work, which accounted for 10.0% and 36.9% of revenue in fiscal 2010 and fiscal 2009, respectively, effectively ended in September 2009.

In fiscal 2009, ESS opened a board repair and parts reclamation facility in an EPD warehouse operation in Georgia, and in fiscal 2010, it closed its Florida facility and relocated of all operations to the aforementioned Georgia facility.  ESS’ ability to expand service and customer base is dependent upon many variables including its ability to successfully attract and retain technicians that are capable of performing repair on all brands and models of office equipment, computers and other electronic products at prices which remain competitive.

EPD and ESS have many customers in common, which will increase as the Company sells not just parts or repair services on a standalone basis, but comprehensive programs integrating parts supply, repair services, parts reclamation and asset recovery services, etc.

Principal Suppliers

EPD is an authorized distributor for the largest, well-known OEMs of consumer electronic products in the world, such as Sony, LG, Panasonic, Samsung, Toshiba, RCA, JVC, Sharp, Visio and Philips, which are the principal suppliers of the products it sells.

EPD has contracts with each of the OEMs that typically are one year in duration, although cancellable upon a relatively short notice period by either party for convenience.   EPD has had long-term relationships with the OEM’s.  As mentioned above, the OEMs are restrictive in terms of granting authorization to additional distributors, and, in fact, many have not named any new distributors in a number of years.

Intellectual Property

The Company utilizes and owns several domain names.  The Company uses the name "Green Choice Parts" to identify certain goods and services, and has applied for federal trademark registration of Green Choice Parts.  We also use the name "Encompass" and our logo in various forms, such as “Encompass Parts Distribution”, “EPD”, “Encompass Service Solutions” and “ESS”, in connection with our goods and services.

EPD and ESS have developed proprietary IT systems that are integral part of their businesses and, management believes, afford it a competitive advantage.

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

Company History

We were incorporated in Florida on April 30, 1998 under the name Media Forum International, Inc. ("Media Forum") and were inactive from April 1998 to June 1998, except for the issuance of founders’ shares during such time period.  On April 7, 1999, Advanced Communications Technologies, Inc., a Nevada corporation ("Advanced Communications (Nevada)") merged with and into us.  Pursuant to this merger, the shareholders of Advanced Communications (Nevada) received 90% of our outstanding common stock and we received all of Advanced Communications (Nevada)’s assets.  These assets included all of the North and South American rights to market and distribute SpectruCell, a wireless software-defined radio ("SDR")-based communications platform under development in Australia by entities related to a founding shareholder, to offer mobile communications network providers the flexibility of processing and transmitting multiple wireless communications signals through one base station.  We subsequently changed our name from Media Forum to Advanced Communications Technologies, Inc. (“ACT”) As a result of the merger, Advanced Communications (Nevada) ceased to exist as a separate entity.

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

On April 13, 2004, we formed Encompass Group Affiliates, Inc., a Delaware corporation (which subsequently changed its name to EPD in May 2008) to be our wholly-owned subsidiary for the purpose of becoming our principal operating unit.  EPD is the direct parent company to Cyber-Test, Vance Baldwin and Tritronics, our core operating businesses.

On June 3, 2004, pursuant to the terms of an asset purchase agreement dated May 27, 2004, EPD acquired 100% of the assets and business of Cyber-Test.

On December 30, 2004, we acquired a controlling interest in Pacific Magtron International Corp. (“PMIC”) PMIC engaged in the wholesale distribution of electronics products, computer components, and computer peripheral equipment throughout the United States.  On May 11, 2005, PMIC and its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Nevada.  Due to the bankruptcy filing of PMIC and its subsidiaries on May 11, 2005, the Company was no longer able to exercise management control over PMIC’s business operations.  Consequently, as of June 30, 2005, the Company accounted for the investment in PMIC under the cost method of accounting.  PMIC and its operating subsidiaries have been liquidated under Chapter 11 of the bankruptcy code pursuant to plans confirmed by the Bankruptcy Court in August 2005 and January 2006.

On August 17, 2007, EPD entered into a series of transactions to effect a recapitalization which, among other transactions, included the following:

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

Effective May, 5, 2008, we changed our name from ACT to Encompass Group Affiliates, Inc. and our trading symbol to "ECGA”.

On August 1, 2008, EPD entered into a series of transactions which included:

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

On January 15, 2009, the Company formed Encompass Service Solutions, Inc., a Delaware corporation.

On January 15, 2009, the Company formed Encompass Parts Distribution, S. de R.L. de C.V., a Mexican corporation, in connection with the expansion of operations into Mexico.

On June 18, 2009, the Company formed Encompass Distribution Canada, Inc., an Ontario, Canada corporation, in connection with the expansion of operations into Canada.

Employees

As of June 30, 2010, the Company had 252 full-time equivalent employees.

Item 1.A.  Risk Factors

Our business is subject to the following risk factors:

To Ensure Continuation of Our Operations, We Need to Restructure or Refinance All or a Portion of Our Existing Indebtedness.

In the fiscal year ended June 30, 2010, and as of September 30, 2010, December 31, 2010, and March 31, 2011, we failed to satisfy all our quarterly principal and interest debt service payments and failed to meet certain other covenants under our existing debt agreement.  We have reached an agreement with our principal lenders with respect to our existing indebtedness. On May 13, 2011, we and our operating subsidiaries entered into an Asset Purchase Agreement providing for the sale of substantially all of our assets to Encompass Supply Chain Solutions, Inc. (which we refer to herein as the “buyer”), which is a newly formed entity affiliated with our principal lenders and Sankaty Advisors, LLC (“Sankaty”), the advisor to our principal lenders. Under the Asset Purchase Agreement, the buyer will acquire substantially all of our and our subsidiaries’ assets (other than any assets of certain inactive subsidiaries). The buyer will assume our senior debt held by the lenders. The lenders will contribute our subordinated debt to the buyer, and the buyer will contribute the subordinated debt to us, making us both the debtor and creditor, effectively extinguishing the subordinated debt. The transactions contemplated by the Asset Purchase Agreement are subject to the approval of our shareholders and certain other closing conditions, including the agreement by the former majority shareholders of our subsidiaries, Vance Baldwin, Inc., and Tritronics, Inc., to exchange the subordinated debt that they hold for preferred equity of the buyer’s parent. The Asset Purchase Agreement may also be terminated upon the occurrence of certain events. We cannot make any assurances that the transactions contemplated by the Asset Purchase Agreement will be completed. In the event that we do not complete the transactions contemplated by the Asset Purchase Agreement and do not obtain funding from other sources to pay off the debt held by the lenders, our operations would be materially adversely affected.

Restructuring Would Not Result in Material Distribution to Current Stockholders.

If the transactions contemplated in the Asset Purchase Agreement dated May 13, 2011 as described above are effected, our assets/liabilities would consist of cash remaining after payment of expenses of the transaction in excess of $150,000 and liabilities not assumed by the buyer, as well as the common stock of the buyer’s parent. The common stock in the parent that we will receive will represent a 15% interest in the common equity of the parent, but there will be approximately $10 million in secured debt and at least $33 million in preferred equity senior to the common stock that we will receive. Accordingly, we do not place any significant value on the common stock. Nor do we anticipate a material amount of cash will remain after payment of expenses and non-assumed liabilities. The liquidation preference and accrued dividends of our preferred stock exceeds $11,000. Therefore, the transactions contemplated by the Asset Purchase Agreement will not result in any distribution to our common shareholders.

Failure To Meet Certain Financial Covenant Tests Required By Our Debt Agreements Has Resulted In An Event Of Default.

On each of February 1 and August 1, 2010, we failed to satisfy a certain EBITDA leverage ratio covenant under our debt agreement, which required us to issue to the purchasers of our notes a warrant to purchase 2,526,280,000 and 2,577,010,000 shares, respectively, of our common stock for nominal consideration.  At March 31 and June 30, 2010, we failed to meet certain financial covenant tests, each of which our principal lender waived.  At each of March 31 and June 30, 2010, we failed to make required principal and interest payments on a timely basis although we paid the principal and interest payment due on those dates in June and October 2010, respectively.   At each of September 30 2010, December 31, 2010 and March 31, 2011 we failed to make required principal and interest payments.  Due to these failures, our principal lenders have declared an event of default under our loans.  To date the only remedy sought by our lenders has been an increase of the interest rate to a default rate specified in the loan documents.  If we do not complete the transactions contemplated by the Asset Purchase Agreement dated May 13, 2011 described above, or engage in another transaction that enables us to repay our debt, the lenders could declare all of our obligations due and payable, and foreclose on all of our assets. We cannot provide any assurances that we will have sufficient earnings to meet our financial covenant tests or that our principal lenders will grant us further waivers.  If our principal lenders do not grant us further waivers and if we do not reach an agreement to restructure our debt, we would likely be in default under our debt agreement.

Our Independent Auditors Have Expressed Substantial Doubt About The Company’s Ability To Continue As A Going Concern As Of June 30, 2010.

We incurred an operating loss of $16,864 and a net loss of $28,774 for the year ended June 30, 2010, and the Company's consolidated balance sheet reflects a stockholders’ deficiency of $10,231. We received a report from our independent auditors for the year ended June 30, 2010 that includes an explanatory paragraph describing an uncertainty as to the Company’s ability to continue as a going concern.  We failed to make certain payments of principal and interest on a timely basis and to meet certain financial covenant tests required by our debt agreements which resulted in an event of default.  Management believes that the Company needs to restructure or refinance all or a portion of its existing indebtedness to continue its operations.  As described above, we have reached an agreement with our principal lenders and entered into an Asset Purchase Agreement, dated May 13, 2011, pursuant to which, among other things, we will sell substantially all of our and our subsidiaries’ assets and our senior debt held by the lenders will be extinguished.

Our Disclosure Controls and Procedures for Financial Reporting Are Subject to Certain Limitations and Have Required Remediation.

Management has concluded that as of the period ended June 30, 2010, our disclosure controls and procedures were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to certain limitations, including, but not limited to, our dependence on our enterprise-wide IT system for inventory management.  As an example, we concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for the periods ended September 30, 2009 and December 31, 2009 because of the identification of a material weakness relating to the proper carrying value of certain components of inventory and the result of a certain key controls in place not operating effectively.  The material misstatement of inventory was not prevented or detected on a timely basis due to lack of adequate testing of perpetual inventory records for the subject components of inventory and the failure of entity level controls in place, such as the analyses of balance sheet account balance fluctuations, gross profit and gross margin, which were designed to detect the overstatement of inventory and gross profit.  As a result, we restated our consolidated financial statements for the periods ended September 30, 2009 and December 31, 2009. We believe that we have remediated the material weakness described above and will continue to do so in future periods by performing periodic verification of the accuracy of the perpetual records by cycle counting quantities of the subject components of inventory reported as being on hand and conducting more in-depth analyses of all the various factors impacting balance sheet account balance fluctuations, monthly gross profit and gross margin.

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

The Loss Of Any One Of our Key Customers Could Have A Material Adverse Effect On Our Business.

We rely on the business of a limited number of key customers. While some of these key customers are contractually committed, these contracts are terminable within 60 to 90 days.  If one or more of these key customers terminate their relationships with us, it could have a material adverse effect on our business.

Fluctuations In The Price Or Availability Of Office Equipment Parts And Computer Peripheral Products Could Materially Adversely Affect Us.

The price of office equipment parts and computer peripheral products that ESS purchases and the parts for consumer electronics, appliances, printers and office equipment that EPD purchases for resale may fluctuate significantly in the future although we have experienced no such fluctuations to date.  Changes in the supply of or demand for such parts and products could also affect delivery times and prices.  We cannot provide assurances that EPD and ESS will continue to have access to such parts and products in the necessary amounts or at reasonable prices in the future or that any increases in the cost of such parts and products will not have a material adverse effect on our business.

We Could Be Materially Affected By Turnover Among Our Service Qualified Technical and Other Personnel.

EPD and ESS depend on their ability to identify, hire, train, and retain qualified technical and other personnel as well as a management team to oversee the services that each provide. A loss of a significant number of these experienced personnel would likely result in reduced revenues for and could materially affect our business. Our ability to attract and retain qualified personnel depends on numerous factors, including factors we cannot control, such as conditions in the local employment markets in which it operates. We cannot provide any assurances that EPD and ESS will be able to hire or retain a sufficient number of qualified personnel to achieve their financial objectives.

We Could Fail To Attract Or Retain Key Personnel.

Our success largely depends on the efforts and abilities of key corporate executives as well as key executives at EPD and ESS. The loss of the services of these key executives could materially adversely affect our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues.

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

Certain Private Stockholders, such as ACT-DE, LLC and Sankaty Entities, Control a Substantial Interest in the Company and thus may Influence Certain Actions, Including Actions Requiring a Shareholder Vote.

ACT-DE, LLC and Sankaty own approximately 62.5% and 9.9%, respectively, of our outstanding common stock in the aggregate on a fully diluted basis.  As a result, this shareholder has the ability to influence certain actions requiring a shareholder vote, including the election of directors.  In connection with our recapitalization in August 2007, we entered into a Stockholder Agreement with, among other parties, ACT-DE, LLC.  The Stockholder Agreement includes provisions regarding the election of certain individuals, or individuals nominated by certain parties, to our Board of Directors.  As a result, ACT-DE, LLC may have the ability to influence certain actions, including actions requiring a shareholder vote.

Item 1.B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

          The Company, through a license agreement effective June 1, 2010 with Danson Partners, LLC, a party related to our former chief executive officer, effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,300 square feet of office space at 420 Lexington Avenue, Suite 2739, New York, New York 10170 through November 30, 2010, renewable for up to five additional six-month periods, and also licensed for its use all the furniture, fixtures, filing cabinets, computers, servers, office equipment, etc. that it needs to conduct its business.  The Company gave written notice of termination of the license agreement effective as of November 30, 2010.  The Company’s principal executive office is currently located at 775 Tipton Industrial Drive, Lawrenceville, Georgia.

EPD, through Vance Baldwin, leases a 55,985 square foot office/warehouse facility in Lawrenceville, Georgia under a lease that commenced February 15, 2006 with a termination date of June 30, 2011, and carries a one-year option (“Lakes Facility”).  EPD entered into a lease for a second 50,900 square foot office/warehouse facility, also in Lawrenceville, Georgia, under a lease that commenced August 1, 2008 with a termination date of October 10, 2013 (“Tipton Facility”).  On December 1, 2008, EPD entered into an amendment of the lease for the Tipton Facility to acquire an additional 100,300 square feet of contiguous space, for a total of 151,200 square feet at that facility.  The original termination date of October 10, 2013 was extended and modified to be May 31, 2014 for the total of 151,200 square feet.  In July and August 2010, inventory from the Lakes Facility was moved to the Tipton Facility to increase operating efficiencies.

EPD, also through Vance Baldwin, leases a 10,010 square foot office facility in Ft. Lauderdale, Florida under a lease that commenced May 1, 2008 and ends on May 1, 2011.

EPD, through Tritronics, leased a 43,100 square foot office/warehouse facility located in Abingdon, Maryland and a 13,500 square foot office/warehouse facility located in Miami, Florida, under leases that commenced August 1, 2008.  The Abingdon lease, which has a five-year term with an option for one additional five-year period, also contains an opt out provision whereby the Company can terminate the lease if it does not meet certain financial targets.  Effective January 31, 2011, all warehouse operations had been moved from this facility and relocated in EPD’s warehouse in Lawrenceville as part of the Company’s restructuring and cost reduction plan.  Effective March 31, 2011, the amount of square feet of space leased by EPD in the Abingdon facility was reduced to 14,000 square feet.  The Miami lease had a two-year term with a month to month renewal option that was elected effective August 1, 2010; effective October 31, 2010, all operations had been moved from this facility and relocated in other EPD facilities as part of the Company’s restructuring and cost reduction plan.  This lease terminated as of October 31, 2010.

EPD also directly leases a 38,400 square foot office/warehouse facility located in North Las Vegas, Nevada, under a lease that commenced February 1, 2009 and ends on March 31, 2012.

ESS leased an aggregate of approximately 37,300 square feet in office/shop/warehouse facility space in three separate buildings in the same building complex in Longwood, Florida, under a one-year triple net lease that expired July 31, 2010.  During the period March 31, 2010 through June 30, 2010, ESS relocated its operations and administrative functions to a facility leased by EPD in Lawrenceville, Georgia.

Encompass Distribution Canada, Inc. leases a 30,200 square foot office/warehouse facility located in Mississauga, Ontario, in the metropolitan Toronto area, under a lease that commenced September 8, 2009 with a termination date of December 31, 2012, with an opt out provision whereby the Company can terminate the lease effective December 31, 2010, with a penalty of $116.  This early termination date was extended to October 31, 2011.

Encompass Parts Distribution, S. de R.L. de C.V. leases a 21,300 square foot office/warehouse facility located in Lerma, Mexico, in the metropolitan Mexico City area, under a lease that commenced October 1, 2009 with a termination date of September 30, 2013, with an opt out provision whereby the Company can terminate the lease anytime after September 30, 2010 with 60 day notice without penalty.

Item 3.  Legal Proceedings

The Company from time-to-time is involved in litigation incidental to the conduct of its business. See Note 19 – Subsequent Events under the headings Circuit City Bankruptcy Proceedings and Dispute with Former Chief Executive Officer of the Notes to the Consolidated Financial Statements set forth under Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report for a description of a legal proceeding in which we are currently involved, which disclosure is incorporated herein by reference.

Part II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol “ECGA.”  As of March 15, 2011, there were 13,286,151,226 common shares issued and outstanding and approximately 486 holders of record.  The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held in "broker" or "street names".

The following table sets forth, for the fiscal periods indicated, the bid price range of our common stock:

	High Bid	Low Bid
Fiscal Year 2010
Quarter Ended September 30, 2009	$.0005	$.0001
Quarter Ended December 31, 2009	.0005	.0001
Quarter Ended March 31, 2010	.0006	.0001
Quarter Ended June 30, 2010	.0003	.0001

Fiscal Year 2009
Quarter Ended September 30, 2008	$.0005	$.0003
Quarter Ended December 31, 2008	.0004	.0001
Quarter Ended March 31, 2009	.0002	.0001
Quarter Ended June 30, 2009	.0004	.0002

Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

We did not pay any dividends during fiscal 2010 and have never paid any dividends on our capital stock.  We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as our Board of Directors deems relevant.  Our agreements with the holders of our Senior and Subordinated Notes restrict the payment of dividends.  The provisions of our Series C Convertible Preferred Stock prohibit the payment of dividends on common stock, or other capital stock ranking junior to the Series C Preferred Stock, without the consent of a the holders of a majority of the Series C Preferred Stock.  In addition, so long as any shares of Series E Preferred are outstanding, no dividends may be paid or distributions made on the common stock or any class of preferred stock ranking junior to the Series E Preferred until all accrued but unpaid dividends, if any, on the Series E Preferred have been paid, unless:

●	the Company obtains the written consent of the holders of a majority of the outstanding shares of the Series E Preferred; or
●
the Company is a party to an agreement with any officer, employee or director of the Company pursuant to which the Company is entitled or required to repurchase shares of common stock or any preferred stock (or options therefore) from such officer, employee or director.

Recent Sales of Unregistered Securities

In the fiscal quarter ended June 30, 2010, we had only one transaction involving the issuance of unregistered securities.  We issued warrants to purchase an aggregate of 2,526,480,000 shares of our common stock to Sankaty Advisors LLC and note purchasers under the Amended and Restated Note Purchase Agreement (collectively, “Note Holders”).   The Note Holders were entitled to receive the warrants pursuant to the terms of the Amended and Restated Note Purchase Agreement when we failed to meet the EBITDA leverage ratio for the twelve month period prior to February 1, 2010 as required thereunder.  The warrants expire on the first anniversary of their issuance, have anti-dilution protections and benefit from other customary protections and are exercisable for no additional or nominal consideration.  The issuance of the warrant was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  See the discussion below in Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility – Issuance of Warrants to the Note Purchasers for more information on the warrants issued to the Sankaty Entities.

Issuer Purchases of Equity Securities

We did not make any purchases of equity securities during the fourth quarter of fiscal year ended June 30, 2010.

Item 6.  Selected Financial Data

As a smaller reporting company, the Company has elected scaled disclosure reporting and therefore is not required to provide information required by this Item 6.

Item 7.  Management’s Discussion And Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes and the other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this quarterly report contain words such as “may,” "estimates," "expects," "anticipates," “intends,” "believes," “plans,” “projects,” "grow," "will," “could,” "seek," “continue,” “future,” “goal,” “scheduled” and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties.  In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.  Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties.  See Part I, Item 1A – Risk Factors.

General

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

Critical Accounting Policies, Estimates and Judgments

     Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, core charges, inventory, goodwill and intangible assets and income taxes. Actual results may differ from these estimates under different assumptions or conditions.

We believe the application of the following critical accounting policies used in the preparation of our consolidated financial statements requires significant judgments and estimates on the part of management:

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

Accordingly, the carrying value of goodwill is evaluated principally in relation to the operating performance, specifically historical or projected adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as appropriate in the circumstances.  The key risk factor that determines whether the carrying value of goodwill has been impaired is a significant decline in Company’s projected EBITDA in future periods based on then current business conditions.  Management based its projected EBITDA estimate on annualized EBITDA calculated after giving effect to certain cost reduction initiates that have been implemented or are underway.  This reasonableness of the EBITDA multiple is supported by recent M&A activity information.

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

Inventory

Inventory of OEM parts purchased for resale and returned parts that are repaired and also held for resale, which represent material assets, consists of finished goods and is valued at the lower of cost (average cost basis) or market, using the first-in, first-out (“FIFO”) method.  Management performs monthly assessments to determine the existence of obsolete, slow-moving inventory and non-usable replacement parts and equipment and records necessary provisions to establish reserves to reduce such inventory and replacement parts and equipment to net realizable value.  We believe that the current methodology used to determine excess and obsolete inventory and required reserves have been, and will continue to be, appropriate.

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

Core Charges

    The vendors of products distributed by the Company frequently add a "core charge" to the cost of individual replacement parts that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards.  Such core charges can be significant in relation to the cost of individual replacement parts. These defective, replaced components are returned first to the Company and then to vendors.

    Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the consolidated balance sheets.  Such core charges amounted to $1,694 and $1,702 as of June 30, 2010 and June 30, 2009, respectively.  Cores physically returned by customers to the Company awaiting return to vendors are included in inventory.

Customers either receive a credit from the Company for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned.  Upon shipping a returned core to a vendor, the Company records an asset for the amount due from the vendor.

The Company records the appropriate asset and the appropriate liability for all core charges that it may be responsible for at any point in time.  Such amounts represent significant assets and liabilities.  The Company has no control over core pricing.  As core charges increase, our cash flow can be adversely impacted to the extent we may have to pay increased charges in advance of customer payment for the core charge following the sale of the related part or the return of the actual core from the customer.

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

As part of the process of preparing our consolidated financial statements, we are also required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing permanent and temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our accompanying consolidated balance sheet. We must assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Correspondingly, we reduce the valuation allowance when our analysis of future taxable income indicates that it is more likely than not that the loss carryforwards will be utilized to offset taxable income.  Such reductions were recorded in fiscal 2008, 2009. In the current fiscal it was determined that based on projections of future taxable income, the valuation allowance would be restored to reserve against the deferred tax asset in full.  We increase the valuation allowance when facts and circumstances reflected in our analysis of future taxable income change and indicate that there is a low probability of utilization of loss carryforwards to offset taxable income.  As of June 30, 2010, it was determined that based on projections of future taxable income, the valuation allowance would be restored to reserve against the deferred tax asset in full.  We believe that our estimate of a valuation allowance against the deferred tax asset is appropriate based on current facts and circumstances.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2010 TO THE FISCAL YEAR ENDED JUNE 30, 2009

All amounts are given in thousands (000s)

Financial Condition

We believe that we need to restructure or refinance all or a portion of our existing indebtedness to continue our operations.  We have undertaken or anticipate undertaking certain actions to increase our sales revenue and reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  We cannot be certain that restructuring or refinancing will be available on acceptable terms, or at all.  See the detailed discussion the of the Company’s funding requirements under the Liquidity and Capital Resources caption below.

We did not pay quarterly principal and interest on our senior notes and interest on our subordinated notes due on March 31 and June 30, 2010 on a timely basis due to cash constraints and, pending negotiations with our principal stockholder and our principal lenders, have not paid quarterly interest on our senior and subordinated notes, and quarterly principal payments on our senior notes, due on September 30, 2010, December 31, 2010 and March 31, 2011.  Our lenders have, pursuant to negotiations described further in the Liquidity section below, agreed to capitalize a portion of the unpaid interest as additional principal.  On September 17, 2010, our lenders notified us that, pursuant to the terms of our existing debt agreement, the interest rate on our senior and subordinated notes would increase by 2% per annum over the otherwise applicable interest rate and the increase would be effective as of December 31, 2009.

We have implemented and continue to implement internal growth initiatives to expand our sales levels and increase profitability.  To achieve the latter, we have undertaken or anticipate undertaking certain actions to reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Because of these actions, our cash flow has improved vis. a vis. what it would have otherwise been.

Summary of Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the years ended June 30, 2010 and 2009:

	(in thousands)
	Year Ended		Year Ended
	June 30, 2010		June 30, 2009
Net sales	$88,207	100.00%	$110,084	100.00%
Cost of sales	71,714	81.3%	81,562	74.1%
Gross profit	16,493	18.7%	28,522	25.9%
Operating expenses	33,357	37.8%	20,538	18.7%
Income (loss) from operations	(16,864)	(19.1)%	7,984	7.2%
Other income (expense), net	(8,068)	(9.2)%	(6,376)	(5.8)%
Income (loss) before taxes	(24,932)	(28.3)%	1,608	1.4%
Income tax benefit (provision)	(3,842)	(4.4)%	1,250	1.2%
Net income (loss)	$(28,774)	(32.7)%	$2,858	2.6%

Net Sales

Net sales for the fiscal year ended June 30, 2010 amounted to $88,207 as compared to net sales of $110,084 for the fiscal year ended June 30, 2009, a decrease of $21,877, or 19.9%.  The decrease in net sales was due principally to the (i) lower sales by Encompass Parts Distribution which management attributes to (a) the continued effect of the 2008-2009 economic downturn, (b) the loss of a key customer that began liquidation proceedings in February 2009, and (c) lower sales of Philips products compared to the year ended June 30, 2009 when the Company’s sales benefited from a temporarily high level of back orders following its then recent appointment as authorized distributor for Philips and (d) lower Encompass Service Solutions sales due principally to the loss of a contract with a major customer which has only partially been offset by other new business. These unfavorable matters were partially offset by the inclusion of twelve months of Tritronics’ results in the current year versus eleven months in the prior period.

Cost of sales

Our cost of sales totaled $71,714 for the fiscal year ended June 30, 2010 as compared to $81,562 for the fiscal year ended June 30, 2009, a decrease of $9,848, or 12.1%.  Our gross profit decreased to $16,493 for the fiscal year ended June 30, 2010 as compared to $28,522 for the fiscal year ended June 30, 2009, with gross margins decreasing to 18.7% from 25.9% for the comparable periods.

The decreases in cost of sales and gross profit were primarily due to the decrease in sales for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009.  A provision to increase the reserve for excess and obsolete inventory had the effect of increasing cost of sales and decreasing gross profit, as did additional expenses due to productivity-related inefficiencies incurred in connection with the relocation of ESS to an EDP-leased facility in Lawrenceville, Georgia.

The decrease in gross margin for the fiscal year ended June 30, 2010 is primarily attributable to the effect of changes in product and customer mix.  Gross margin for the fiscal year ended June 30, 2010 decreased primarily due to the aforementioned decrease in sales of higher margin Philips products, increased sales penetration with a major customer at lower gross margins and the effect of the increase in our reserve for excess and obsolete inventory, as well as reduced revenue from higher margin service work performed by Encompass Service Solutions.  Such decreases were offset by higher gross margins realized from certain business activities associated with a strategic contractual relationship into which the Company entered in the first quarter of the current fiscal year.  The level of gross margin experienced in the current year may not be indicative of the level of gross margin to be achieved in future periods.

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2010 and 2009 were $33,357 and $20,538, respectively, representing a $12,819, or 62.4%, increase.  The net change was primarily attributable to a non-cash loss in the amount of $11,907 due to goodwill impairment, as well as a non-cash write off of deferred transaction costs in the amount of $1,111 to conform to U.S. GAAP that became effective in the first quarter of the current fiscal year.  These charges reduced operating income, but did not have an impact on liquidity.

Depreciation and amortization for the fiscal year ended June 30, 2010 amounted to $2,013 compared to $1,975 for the fiscal year ended June 30, 2009.

Selling, general and administrative expenses decreased to $18,326 for the fiscal year ended June 30, 2010 from $18,563 for the fiscal year ended June 30, 2009, representing a $237, or 1.3%, decrease due to the effect of cost reduction efforts instituted in response to lower sales volume.  Offsetting such cost reductions were higher expenses for fiscal year ended June 30, 2010 compared to the prior period as the former included expenses of Tritronics for a full fiscal year and costs associated with the Las Vegas and Georgia returns and distribution centers similarly for a full fiscal year.   Selling, general and administrative expenses for the year ended June 30, 2009 included only eleven months of such expenses of Tritronics following its acquisition on August 1, 2008, only eight months of such costs for the Georgia returns center and only five months of such costs for the Las Vegas distribution center.  Further, but to a lesser extent, the increase in selling, general and administrative expenses was due to costs associated with the aforementioned relocation of operations and administration functions from Longwood, Florida to Lawrenceville, Georgia.  Partially offsetting the above is the effect of certain actions undertaken in late fiscal 2010 to reduce selling, general and administrative expenses, principally reductions in compensation expense through wage and appropriate headcount reductions.

Other Income and Expenses

Total other income (expense) amounted to $8,068 for the fiscal year ended June 30, 2010, compared to $6,376 for the fiscal year ended June 30, 2009.  This increase was due principally to a charge of $1,217 for the issuance of warrants to the Company’s principal lender recorded in interest expense and other financial costs, net, in the fiscal year ended June 30, 2010.

Interest expense, net, for the fiscal year ended June 30, 2010 was $8,085 compared to $6,539 for the fiscal year ended June 30, 2009, with the increase principally due to the charge for the issuance of warrants.   Interest expense for the fiscal years ended June 30, 2010 and 2009 includes $1,394 and $1,193, respectively, of non-cash interest accrued but not currently payable for the dividend on the Series E preferred stock (that prior to a modification effective June 28, 2010, was required to be classified as a liability) and redemption costs associated with the Series E Preferred.  Fiscal year ended June 30, 2010 includes a full year of such interest expense compared to eleven months in the fiscal year ended June 30, 2009.

Income tax (expense) benefit

For the fiscal year ended June 30, 2010, we realized an income tax expense of $3,842 principally due to the restoration of $3,734 of our deferred tax asset valuation allowance.   In the fiscal year ended June 30, 2009, we realized an income tax benefit of $1,250 from the reversal of a portion of our deferred tax asset valuation allowance.

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2009 TO THE FISCAL YEAR ENDED JUNE 30, 2008

All amounts are given in thousands (000s)

Summary of Results of Operations

The following table sets forth certain selected financial data as a percentage of sales for the years ended June 30, 2009 and 2008:

	(in thousands)
	Year Ended		Year Ended
	June 30, 2009		June 30, 2008
Net sales	$110,084	100.00%	$64,327	100.00%
Cost of sales	81,562	74.1%	50,543	78.6%
Gross profit	28,522	25.9%	13,784	21.4%
Operating expenses	20,538	18.7%	11,466	17.8%
Income from operations	7,984	7.2%	2,318	3.6%
Other income (expense), net	(6,376)	(5.8)%	(2,771)	(4.2)%
Income (loss) before taxes	1,608	1.4%	(453)	(0.6)%
Income tax benefit (provision)	1,250	1.2%	4,500	6.9%
Net income	$2,858	2.6%	$4,047	6.3%

Net Sales

Net sales for the fiscal year ended June 30, 2009 amounted to $110,084 as compared to net sales of $64,327 for the fiscal year ended June 30, 2008, an increase of $45,757, or 71.1%.  The increase in net sales for EPD was attributable to (i) for Vance Baldwin, the effect of new customer additions and a distribution agreement entered into with a major producer of digital flat panel display products, and, to a lesser extent, the inclusion of Vance Baldwin’s net sales in the fiscal year ended June 30, 2008 only since August 17, 2007, the date of its acquisition, and (ii) for Tritronics, the inclusion of Tritronics’ net sales in the fiscal year ended June 30, 2009, since August 1, 2008, the date of its acquisition, compared to $0 in the fiscal year ended June 30, 2008.

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

Operating Expenses

Operating expenses for the fiscal years ended June 30, 2009 and 2008 were $20,538 and $11,466, respectively, representing a $9,072, or 79.1%, increase.  The net change was primarily attributable to an increase of $8,264 selling, general and administrative expenses for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008.  This increase was primarily due to the inclusion of expenses of Vance Baldwin and Tritronics for twelve and eleven months in the current period, respectively, and for 10.5 and 0 months in the earlier period, respectively, following their acquisitions in fiscal 2008 and 2009, respectively, and increased expenses incurred by EPD in line with its growth in sales volume.

Depreciation and amortization for the fiscal year ended June 30, 2009 amounted to $1,975 compared to $1,167 for the fiscal year ended June 30, 2008.  The increase is primarily attributable to amortization expense associated with intangible assets acquired in connection with the acquisition of Tritronics.

Selling, general and administrative expenses increased to $18,563 for the fiscal year ended June 30, 2009 from $10,299 for the fiscal year ended June 30, 2008.  This increase was primarily due to the inclusion of expenses of Vance Baldwin and Tritronics for twelve and eleven months in the current period, respectively, and for 10.5 and 0 months in the earlier period, respectively, following their acquisitions in fiscal 2008 and 2009, respectively, and increased expenses incurred by EPD in line with its growth in sales volume.

Other Income and Expenses

Other expense amounted to $6,376 for the fiscal year ended June 30, 2009, compared to $2,771 for the fiscal year ended June 30, 2008.  Interest expense, net, for the fiscal year ended June 30, 2009 was $6,539 compared to $2,830 for the fiscal year ended June 30, 2008, an increase of $3,709 due to interest on higher average amounts of senior and subordinated debt financing entered into in connection with the recapitalization and acquisitions of Vance Baldwin and Tritronics as described above, and an increase in interest expense recorded for the dividend on the Series E Preferred Stock (that is required to be classified as a liability) and to amortize additional deferred financing costs incurred in connection with such debt.

Income Tax Benefit

For the fiscal years ended June 30, 2009 and 2008, we realized an income tax benefit of $1,250 and $4,500, respectively, from the reversal of a portion of our deferred tax asset valuation allowance.

Inflation and Changing Prices

The Company’s net sales and revenues and income from continuing operations were not impacted by inflation or prices changes instituted by its suppliers during the fiscal years ended June 30, 2010 and 2009.  Typically changes in prices charged by the major OEMs that are the Company’s principal suppliers are passed on to customers, this enabling the Company to maintain its gross margin. Historically, the Company has experienced minimal inflationary effects as the prices charged for the products it purchases for resale more frequently decrease due to technological advances and producers’ economies of scale.

Liquidity and Capital Resources

All amounts in this section are given in thousands (000s)

At June 30, 2010, the Company had cash and cash equivalents of $3,067 available to meet its working capital and operational needs.  Working capital amounted to a negative $25,375 due to the effect of the classification of notes payable in current liabilities.  Following a series of transactions in August 2007 and August 2008, to, among other things, effect a recapitalization and complete two major acquisitions, the Company’s cash flows had been consistent and stable from quarter to quarter in fiscal 2008 and 2009 based on the level of net earnings and EBITDA generated by our operating units.  Working capital needed to fund increases in inventory and accounts receivable or capital expenditures historically has been provided by operations and cash on hand.

The bankruptcy filing and liquidation of a major parts customer that occurred in the third quarter of fiscal year 2009, and the loss of a large laptop service contract with a major parts and service customer, negatively impacted our cash flows in fiscal 2010.  While these two events had an impact on sales, operating income and cash flows, the Company’s overall liquidity and financial condition nonetheless had been sufficient to meet the Company’s working capital and debt service needs through the quarter ended December 31, 2009.

We did not pay quarterly interest on our subordinated notes due on March 31 and June 30, 2010 on a timely basis due to cash constraints.  In connection with negotiations with our principal stockholder and our principal lenders proceeding our entry into an Asset Purchase Agreement on May 13, 2011 (described below under the heading, Subsequent Event – Proposed Transaction with Lenders)), we have paid the required principal and interest payments for March 31 and June 30, 2010 in June and October 2010, respectively, but have not paid quarterly interest on our senior and subordinated notes, and quarterly principal payment on our senior notes, due on September 30, 2010, December 31, 2010 and March 31, 2011.  Further, the Company has not met certain financial covenant tests at March 31 which was waived, June 30, September 30 and December 31, 2010 and March 31, 2011.  Our lenders have elected, pursuant to the terms of our existing debt agreement, to increase the interest rate on our senior and subordinated notes by 2% per annum over the otherwise applicable interest rate, effective as of December 31, 2009. We anticipate that the interest rate will remain at that level for any subsequent periods prior to the closing of the Asset Purchase Agreement dated May 13, 2011 (described below under the heading, Subsequent Event – Proposed Transaction with Lenders)

In addition, we failed to make the EBITDA leverage ratio for the twelve month period prior to February 1, 2010; accordingly, the Note Purchasers earned and were granted warrants to purchase an aggregate of 2,526,480,000 shares of our common stock pursuant to the terms of the Amended and Restated Note Purchase Agreement, as amended.  We also failed to make the EBITDA leverage ratio for the twelve month period prior to August 1, 2010; accordingly, the Note Purchasers earned and were granted a warrant to purchase an aggregate of 2,577,001,000 shares of our common stock in the first quarter of the year ending June 30, 2011. The warrants expire on the first anniversary of their issuance, have anti-dilution protections and benefit from other customary protections.  See the discussion below under the heading Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility – Issuance of Warrants to the Note Purchasers for more information on the issuance of the warrants.

We have undertaken or anticipate undertaking certain actions to reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Because of actions taken to date, our cash flow has improved in comparison to what it would have otherwise been.

The interest rate on the Company’s senior subordinated notes, which had a floor of 13% and a ceiling of 17%, was determined by the Company’s maximum EBITDA leverage ratio, as defined, on the first day of each quarter.  As described above, the Company’s interest rate has been increased by an additional 2% and, accordingly, for the quarters ended March 31, June 30 and September 30, 2010, the rate increased to the aforementioned 19%.  We anticipate that this rate will remain at that level thereafter, assuming we reach agreement with our senior lender on such terms in the aforementioned on-going negotiations.

Our debt agreement requires an annual sweep of excess cash flow, as defined in the debt agreement, which may limit our ability to use operating cash flow to fund acquisitions.  For the fiscal year ended June 30, 2009, although no payment was required under the definition of a cash flow sweep in the debt agreement, the Company agreed pursuant to an amendment to such agreement to pay a one-time, additional $1,000 principal payment.  The Company paid this additional principal on October 2, 2009.  A payment will not be required for fiscal 2010 under the cash flow sweep in the debt agreement.

Subsequent Event – Proposed Transaction with Lenders

On February 11, 2011, Sankaty Advisors, LLC (“Sankaty”), advisor to our principal lenders (the “Lenders”), submitted to our Board of Directors a proposal pursuant to which, if accepted, ownership of substantially all of our assets would be transferred to a new entity controlled by the Lenders, in exchange for assuming or extinguishing our obligations to the Lenders, payment of certain Company expenses and the payment to the Company of cash and issuance of equity in the new company. A special committee comprised of all of our directors who are not affiliated with our majority shareholder was formed to evaluate the proposal. No member of the Company’s management currently serves on our Board of Directors.

On May 13, 2011, following negotiations among the parties, we and our operating subsidiaries entered into an Asset Purchase Agreement providing for the sale of substantially all of our assets to Encompass Supply Chain Solutions, Inc. (the “Buyer”). The Buyer is a newly formed entity affiliated with Sankaty and the Lenders.

Under the Asset Purchase Agreement, the Buyer will acquire substantially all of our and our subsidiaries’ assets (other than any assets of certain inactive subsidiaries). The Buyer will assume our senior debt held by the Lenders. The Lenders will contribute our subordinated debt to the Buyer, and the Buyer will contribute the subordinated debt to us, effectively extinguishing the subordinated debt. In addition,

•	The Buyer will assume all of our other liabilities except for specified excluded liabilities (as described below).
•	The Buyer will pay $1,000 in cash purchase price.
•	We will receive common equity in the Buyer’s parent company (the “Parent”), a newly formed entity affiliated with the Lenders. The equity is discussed further below.
•	The Buyer will reimburse up to $150 of our transaction expenses, and will contribute a scheduled amount to the settlement of certain liabilities.
•
The Lenders will surrender their equity interests in the Company. Currently, the Lenders own shares of our Series C Preferred Stock and Series E Preferred Stock, as well as warrants to acquire shares of our common stock at a nominal price.

•
We expect to receive preferred equity of the Parent, which is then expected to be exchanged for all of the subordinated debt owed by us to the former majority shareholders of our subsidiaries, Vance Baldwin, Inc., and Tritronics, Inc. (the “Baldwin/Tritronics Parent Equity”). This subordinated debt (approximately $2,045 in the aggregate) was issued as part of the purchase price for those subsidiaries.

Excluded liabilities include:

•	the debt held by the former Tritronics and Vance Baldwin shareholders (which is expected to be cancelled in exchange for the Baldwin/Tritronics Parent Equity as described above);
•	any obligations to our former CEO, Wayne Danson, arising from pending litigation between Mr. Danson and us regarding the termination of his employment;
•	any obligations to Mr. Danson, arising from a letter agreement between the Company and Mr. Danson, executed in the 2007, relating to $310 in accrued consulting fees;
•	a note in the principal amount of $206 held by our outside counsel;
•	transaction expenses in excess of $150;
•	liabilities to employees, unless the liability is caused or increased by the Buyer’s failure to offer employment to any Company employee; and

•	our or our subsidiaries’ tax liabilities.

A portion of the purchase price $350 will be placed in escrow to cover our indemnification obligations under the Asset Purchase Agreement. In addition, we will be prohibited from making any cash distributions to our shareholders or payments to affiliates for two years after closing under the Asset Purchase Agreement. We will be required to indemnify the Buyer for any losses and expenses arising from:

•	a breach of any representation or warranty by us relating to employee benefits or taxes;
•	a breach or violation of any covenant of the Company relating to taxes;
•	the excluded liabilities; and
•
certain claims arising from the bankruptcy proceeding relating to Circuit City Stores, Inc. in the United States Bankruptcy Court for the Eastern District of Virginia in which Tritronics and Vance Baldwin were named as defendants in adversary proceedings in November 2010. See description of these claims in Note 19 – Subsequent Events – Circuit City Bankruptcy Proceedings.

Our indemnification liability is limited to an amount equal to the sum of the following: (1) the escrow amount, (2) cash on hand to the extent it exceeds claims payable to third parties, and (3) distributions to our shareholders or payments to our affiliates made in contravention of the Asset Purchase Agreement.

The closing of the transactions contemplated by the Asset Purchase Agreement is subject to a number of conditions, including:

•	the representations and warranties of the parties being true and correct in all material respects at closing,
•	there being no material breaches of the terms of the Asset Purchase Agreement,
•	absence of any litigation or other legal requirement prohibiting the consummation of the transaction or preventing the Buyer from owning the purchased assets,
•	certain third party consents,
•	requisite shareholder approval (as described in more detail below),
•	the completion of arrangements to effect the exchange of the Baldwin/Tritronics Parent Equity received by us for the subordinated debt held by the former Tritronics and Vance Baldwin shareholders,
•	the completion of the terms of the preferred and common equity arrangements for the Parent,
•	the execution by H.I.G. Capital, L.L.C. of a non-competition agreement, and
•	certain other customary closing conditions.

We may terminate the Asset Purchase Agreement if, before the closing, we enter an acquisition agreement with a third party that provides, on terms reasonably acceptable to the Buyer, for payment in full of the senior and subordinated notes held by the Lenders. As of May 31, 2011, that amount was approximately $42,000. In the event the Asset Purchase Agreement is terminated on this basis, we must reimburse Buyer’s transaction expenses. The financial advisor to the special committee of the Board of Directors has been authorized to contact parties who may have an interest in acquiring the Company or its assets.

Our Board of Directors approved the Asset Purchase Agreement after receiving the recommendation of the special committee. The special committee was advised by the financial advisor who rendered an opinion that the transaction contemplated by the Asset Purchase Agreement is fair to the Company, from a financial point of view. The special committee will evaluate any potential alternative transaction brought to its attention by the financial advisor.

If the transactions contemplated in the Asset Purchase Agreement and the exchange of the Baldwin/Tritronics Parent Equity for the subordinated debt held by the former Tritronics and Vance Baldwin shareholders are effected, our assets/liabilities would consist of cash remaining after payment of expenses of the transaction in excess of $150 and liabilities not assumed by the Buyer, as well as the common stock of the Parent. The common stock in the Parent that we will receive will represent a 15% interest in the common equity of the Parent, but there will be approximately $10 million in secured debt and at least $33 million in preferred equity senior to the common stock that we will receive. Accordingly, we do not place any significant value on the common stock. Nor do we anticipate a material amount of cash will remain after payment of expenses and non-assumed liabilities. The liquidation preference and accrued dividends of our remaining preferred stock will exceed $11,000. Therefore the transactions contemplated by the Asset Purchase Agreement will not result in any distribution to common shareholders.

The transactions contemplated by the Asset Purchase Agreement are expected to permit the business currently conducted by us to operate profitably with reduced debt and a more favorable capital structure. As we will be divested of these businesses as assets, however, those improvements will not benefit us or our shareholders.

The Asset Purchase Agreement requires shareholder approval. All classes of our voting preferred stock will vote together with the common stock as one class, with each share of preferred stock entitled to cast a number of votes equal to the number of common shares into which it can be converted. Because of this, the holder of a majority of our outstanding Series C Preferred Stock, ACT-DE, LLC, has sufficient votes to approve the Asset Purchase Agreement without the vote of any other shareholders. ACT-DE, LLC has committed to vote for approval of the Asset Purchase Agreement pursuant to a Voting Agreement between ACT-DE, LLC and the Buyer..

Net Cash Used In Operating Activities

Net cash used in operating activities was $424 for the fiscal year ended June 30, 2010 compared to $4,142 used in operating activities the year ended June 30, 2009.

Cash used in operating activities in the year ended June 30, 2010 was principally due to the net loss of $28,774, offset by non-cash charges of $22,094 principally consisting of depreciation and amortization, income tax expense, the preferred dividend classified as interest, the aforementioned loss due to goodwill impairment, write-off of deferred transaction costs and financial costs in connection with the warrant issuance to our senior lender, an increase in accounts payable and accrued expenses of $1,051, a decrease in inventory of $3,212 and a decrease in accounts receivable of $2,076.

Cash used in operating activities in the year ended June 30, 2009 was principally due to increases in accounts receivable of $2,471,  inventory of $6,706, amounts due from vendors of $1,089 and prepaid expenses and other assets of $1,209, partially offset by net income of $2,858, non-cash charges of $3,301 for depreciation, amortization, provision for bad debt, stock-based compensation expense and the recognition of a deferred tax asset in the amount of $1,250 and an increase in accounts payable and accrued expenses of $1,174.

Net Cash Used In Investing Activities

Net cash used in investing activities was $500 for the fiscal year ended June 30, 2010 compared to $10,032 for the year ended June 30, 2009.

Net cash used in investing activities for the fiscal year ended June 30, 2010 was attributable to the purchase purchases of property and equipment for $500.

Net cash used in investing activities for the fiscal year ended June 30, 2009 was attributable almost entirely to the acquisition of Tritronics for $8,296, net of cash acquired, plus related transaction costs of $865, and purchases of property and equipment for $871.

Net Cash Provided By (Used In) Financing Activities

Net cash used by financing activities was $1,545 for the year ended June 30, 2010 compared to cash provided by financing activities of $15,702 for the year ended June 30, 2009.

Net cash used in financing activities for the year ended June 30, 2010 was attributable to principal payments of $1,545 on notes payable.

Net cash provided by financing activities for the year ended June 30, 2009 was principally attributable to proceeds of $4,167 and $13,000 from the sale of Series E Preferred Stock and subordinated notes, respectively, in connection with the acquisition of Tritronics and the Philips transaction, offset by principal payments of $876 on notes payable.  In addition, transaction costs of $272 were incurred in connection with the debt issuance and Company purchased treasury stock of $317.

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

On that date, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Sankaty Advisors, LLC (“Sankaty”) and other “Note Purchasers”, EPD as issuer, and SpectruCell, Inc., Hudson Street Investments, Inc., ESS and Vance Baldwin, as guarantors (the “Guarantors”). Pursuant to the Note Purchase Agreement, we issued $12,690 in aggregate principal amount of our senior secured notes for an aggregate purchase price of $12,500 (the “Senior Notes”) and $10,714 in aggregate principal amount of Series A senior subordinated notes for an aggregate purchase price of $10,500 (the “Series A Subordinated Notes”).  Under the Note Purchase Agreement, we could issue up to an additional $2,500 in Senior Notes and/or Series A Subordinated Notes if we met a certain financial covenant.  On September 27, 2007, we issued an additional $1,020 in principal amount of Series A Senior Subordinated Notes for a purchase price of $1,000 under the terms described below for Series A Senior Subordinated Notes.

The Senior Notes bear interest at LIBOR plus 3.75%, per annum payable quarterly, in arrears, and have a five-year term through August 17, 2012 (the “Maturity Date”), which interest rate was increased by 2% per annum, as described above, effective as of December 31, 2009. They are repayable in consecutive quarterly installments in an amount equal to 1%, or approximately $127, through August 17, 2012.  At the Maturity Date the remaining principal amount and any unpaid and accrued interest on the Senior Notes shall be due.  We are required to prepay the Senior Notes from any new equity or debt financing, certain excess cash flow or the cash proceeds of asset sales and casualty events, subject to stipulated exceptions.  We may redeem the Senior Notes at any time, subject to a redemption premium, as defined.  The Senior Notes are secured by a first priority security interest in substantially all of our assets and are guaranteed by our direct or indirect wholly-owned subsidiaries.

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

On August 1, 2008, we amended and restated the Note Purchase Agreement (the “Amended and Restated Note Purchase Agreement”), with Sankaty and other “Note Purchasers”, EPD, as issuer, and us, Tritronics, SpectruCell, Inc., Hudson Street Investments, Inc., ESS and Vance Baldwin, as guarantors (the “Guarantors”).  Pursuant to the Amended and Restated Note Purchase Agreement, EPD issued an additional $13,265 in aggregate principal amount of its Series B senior subordinated notes for an aggregate purchase price of $13,000 (the “Series B Subordinated Notes” and, collectively with the Series A Subordinated Notes, the “Subordinated Notes”).

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

On September 17, 2010, our lender notified us that, pursuant to the terms of our existing debt agreement, the interest rate on our Senior and Subordinated notes would increase by 2% per annum over the otherwise applicable interest rate and the increase would be effective as of December 31, 2009.

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

Issuance of Warrants to the Note Purchasers

The Amended and Restated Note Purchase Agreement provides that if, on August 1, 2009, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve months prior to August 1, 2009 exceeds 3.50:1.00, the Note Purchasers will be entitled to receive warrants, for no or nominal additional consideration, to purchase 3.5% of the shares of our outstanding common stock on a fully diluted basis. If, on each of February 1, 2010 and August 1, 2010, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve month period prior to February 1, 2010 or August 1, 2010, as applicable, exceeds 3.50:1.00, the Note Purchaser will be entitled to receive on each such date, for no or nominal additional consideration, warrants to purchase an additional 2.0% of the shares of our outstanding common stock on a fully diluted basis on each such date. Such warrants to purchase common stock issuable under the Amended and Restated Note Purchase Agreement are exercisable upon their issuance for $.01 per share of common stock, and expire on the first anniversary of their issuance.  We failed to make the EBITDA leverage ratio for the twelve month period prior to February 1, 2010; accordingly, the Note Purchasers earned and were granted a warrant to purchase 2,526,480,000 shares of our common stock.  In connection therewith, we recorded a provision in the amount of $1,217 in the year ended June 30, 2010, which provision is included in interest expense and other financial costs, net.  Further, we failed to make the EBITDA leverage ratio for the twelve month period prior to August 1, 2010; accordingly, the Note Purchasers earned and was granted a warrant to purchase 2,577,001,000 shares of our common stock in the first quarter of the year ending June 30, 2011. The warrants have anti-dilution protections and benefit from other customary protections.

Preferred Stock

Series C Preferred

As of June 30, 2010 and 2009, we had 1,000 shares of our Series C Convertible Preferred Stock, par value of $0.01 per share (“Series C Preferred”).  Dividends accrue on a cumulative basis on the Series C Preferred at a rate per annum of 12% through the date of a sale of assets, merger, liquidation, dissolution or winding up of the Company.  The right to dividends on the Series C Preferred will extinguish upon conversion of the Series C Preferred.

In the event of a sale of assets, merger, liquidation, dissolution or winding up of the Company, the holders of shares of Series C Preferred will be entitled to receive payment (the “Series C Liquidation Value”) equal to the greater of (i) $6,300 (the “Series C Preference Amount”) plus all accrued and unpaid dividends thereon or (ii) the Assumed Conversion Amount (as defined below). The Series C Liquidation Value will be paid before any payment or distribution of the assets of the Company, or proceeds therefrom, to the holders of shares of any Junior Stock, as defined. The “Assumed Conversion Amount” means the total amount of proceeds that would be payable to the holder of a share of Series C Preferred upon the liquidation, dissolution or winding up of the Company if, immediately prior to such event, each outstanding share of Series C Preferred were deemed to be converted into a number of shares of Common Stock at the applicable “Series C Conversion Rate.”

Pursuant to the formula for determining the Series C Conversion Rate set forth in the Certificate of Designation for the Series C Preferred, the holders of the Series C Preferred, in the aggregate, will be entitled to receive shares of Common Stock equal to 79.5% (before dilution for stock options issued to management in connection with the recapitalization) of (A) the number of issued and outstanding shares of common stock as of the recapitalization, plus (B) the total number of shares of common stock issuable upon conversion of all of the shares of Series C Preferred and Series D Preferred outstanding as of the recapitalization, plus (C) 80,000,000 shares of restricted common stock issuable to two executive officers under their prior employment agreements with us, plus (D) any shares of common stock issued pursuant to the convertible promissory notes of $1,000 and $206 described under the caption Other Indebtedness/Promissory Notes below (collectively, the “Outstanding Amount”). The foregoing conversion rate will be subject to further adjustment (downward to a floor of 72.5% of the Outstanding Amount) if the return, or deemed return, per share of Series C Preferred meets certain targets (as further described in the Certificate of Designation for the Series C Preferred).  In the event that the number of shares of outstanding Common Stock is changed by any stock dividend, stock split, reclassification or recapitalization at any time shares of Series C Preferred are outstanding, the Series C Conversion Rate will be proportionately adjusted.

Series D Preferred

As of June 30, 2010 and 2009, we had 1,000 shares of our Series D Convertible Preferred Stock, par value $0.01 per share (“Series D Preferred”) outstanding.  Dividends accrue on a cumulative basis on the Series D Preferred at a rate per annum of 12% through the date of a sale of assets, merger, liquidation, dissolution or winding up of the Company.  The right to dividends on the Series D Preferred will extinguish upon conversion of the Series D Preferred.

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

The Series C and Series D Preferred shares both rank junior to the Series E Preferred shares as described below.  As of June 30, 2010, cumulative, undeclared dividends, accrued but not recorded amounted to $2,169 and $218 for the Series C and Series D Preferred, respectively, or $2,169 and $218 per share, respectively.

Series E Preferred

On August 1, 2008, we sold 908.57 shares of our newly designated Series E Preferred Stock, par value of $0.01 per share (“Series E Preferred”).  On August 13, 2008, we completed a subsequent closing of the sale of Series E Preferred and sold an additional 91.43 shares of Series E Preferred.  As of June 30, 2010 and 2009, we had an aggregate of 1,000 shares of Series E Preferred outstanding.

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

At the option of the Board of Directors, the Company may, at any time, redeem all but not less than all of the Series E Preferred by paying to the holders of the Series E Preferred in cash an amount equal to the Series E Redemption Value. In addition, prior to June 29, 2010, the Company was obligated to redeem all of the outstanding Series E Preferred upon the (i) refinancing, repayment, redemption or other discharge in full of the Company’s senior notes and subordinated notes issued pursuant to the Amended and Restated Note Purchase Agreement or (ii) consolidation or merger of the Company with or into any other person or entity in which less than a majority of the outstanding voting power of the surviving entity is held by persons who were shareholders of the Company prior to the event (each a “Mandatory Redemption Event”). Upon a Mandatory Redemption Event, the holders of the Series E Preferred were entitled to be paid the Series E Redemption Value. On June 29, 2010, the holders of the Series E Preferred stock irrevocably waived all rights with respect to the mandatory redemption requirement described in (i) above.

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

As of June 30, 2009 and through June 29, 2010, the date of the amendment to the Series E Certificate of Designation, the Company was required to classify the Series E Preferred stock as a liability rather than as a component of stockholders’ equity in accordance with authoritative guidance related to classification of preferred stock with certain mandatory redemption provisions.  As of June 30, 2010, the Company was no longer required to classify Series E Preferred Stock as a liability, as it is now classified as temporary equity.  Dividends on the Series E Preferred Stock are included in interest expense for the fiscal years ended June 30, 2010 and 2009, since the issue was classified as a liability rather than equity as of June 30, 2009 and through June 29, 2010.  The Company currently accrues dividends for the Series E Preferred stock.

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

As of June 30, 2010 and 2009, we had no shares of any other class of preferred stock outstanding with the exception of the Series C, D and E preferred stock.

Other Indebtedness/Promissory Notes

On August 17, 2007, we incurred other debt obligations as follows:

•
We entered into a new agreement with the consulting company of our former Chief Executive Officer, Wayne I. Danson, to pay the consulting company $310, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or August 17, 2013 for unpaid compensation under a now-terminated consulting agreement.

•
We entered into an agreement with Mr. Danson to restructure a potential $250 bonus until such time as the Company satisfies certain milestones as described in Mr. Danson’s employment agreement.  The time for this potential bonus to be earned has expired.

•
We issued unsecured convertible promissory notes in the amount of $1,000 to the sole stockholder of Vance Baldwin and $206 to a creditor. The notes will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and are due and payable on October 17, 2012 to the extent the holders have not exercised their conversion rights thereunder.  During the year ended June 30, 2010, we incurred $86 of interest expense related to these notes.  Scheduled semi-annual interest payments have been made to date on the $1,000 note.

On August 1, 2008, we issued a subordinated promissory note issued in favor of Tritronics with an original principal amount of $1,000.  This note will accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 31 and July 31. The outstanding principal balance under the note and any accrued but unpaid interest thereon is due and payable on August 1, 2014, subject to extension under certain circumstances if the Company’s senior indebtedness (as described above) is not paid in full as of August 1, 2014. During the year ended June 30, 2010, we incurred $71 of interest expense related to this note. Scheduled semi-annual interest payments have been made to date on this note through July 31, 2010.

Capital Expenditures

Capital expenditures during the year ended June 30, 2010 amounted to $500 for equipment, computer hardware and software and leasehold improvements.  Management expects future capital expenditures will include purchases for equipment, computer hardware and software and leasehold improvements.

Cash Balances

The Company’s cash balances may be diminished over fiscal 2011 due to many factors, including the use of cash for operations, changes in working capital, capital expenditures, quarterly interest and principal payments and annual cash flow sweep required by our debt facility, and other factors.

Funding Requirements

We believe that we need to restructure or refinance all or a portion of our existing indebtedness to continue our operations.  We have undertaken or anticipate undertaking certain actions to increase our sales revenue and reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  We cannot be certain that restructuring or refinancing will be available on acceptable terms, or at all.  See the detailed discussion the of the Company’s funding requirements under the Liquidity and Capital Resources caption above.

Certain Related Party Transactions

In addition to the transactions described above under the caption Liquidity and Capital Resources – Sources of Liquidity -Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control and Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence below for further descriptions of the Company’s transactions with related parties during fiscal 2010 and 2009.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued revised authoritative guidance for business combinations, which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date with limited exceptions. The guidance requires acquisition-related transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs be expensed as incurred and no longer be effectively accounted for as part of excess purchase price and intangible assets. The provisions as revised were effective for transactions within the annual reporting period beginning after December 15, 2008 and will be applied to any business combinations entered into thereafter.  At June 30, 2009, capitalized transaction costs associated with potential acquisitions in process and included in other non-current assets amounted to $1,111, which amount was written off during the year ended June 30, 2010.

In April 2009, the FASB issued authoritative guidance for business combinations for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  Management is currently evaluating the impact of this new standard, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

In June 2009, the FASB Accounting Standards Codification (Codification) was issued to become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities and supersede all then-existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for our fiscal quarter beginning July 1, 2009. The adoption did not impact the company's consolidated financial statements.

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.  We evaluated our June 30, 2010 financial statements for subsequent events through the date the financial statements were filed with the SEC.  There were no subsequent events that would require disclosure or would affect the financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

Item 9A.  Controls And Procedures

Evaluation Of Disclosure Controls And Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting  (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) during the Company’s fourth fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption of the SEC that permits us to to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information

Reference is made to the disclosure set forth under the caption Sales of Unregistered Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position Held with the Company

Robert B. Gowens	62	Interim Chief Executive Officer

John E. Donahue	61	Executive Vice President and Chief Financial Officer

Wilbank J. Roche	64	Director

John G. Ball	71	Director

John R. Black	46	Director

Thomas R. Ketteler	68	Director

William J. Nolan IV	36	Director

Gerald E. Wedren	73	Director

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

On September 3, 2010, Wayne I. Danson, the Company’s President, Chief Executive Officer and a Director, separated from his employment with the Company and from his positions as an executive officer and Director of the Company.  Also effective September 3, 2010, Robert B. Gowens was named as Interim Chief Executive Officer of the Company.

On November 10, 2010, Steven Miller, the Company’s former Chief Operating Officer, resigned from his employment with the Company and from his position as Executive Vice-President of the Company.

Robert B. Gowens.  Mr. Gowens has served as Interim Chief Executive Officer since September 3, 2010.  Mr. Gowens has been a Managing Director at Phoenix Management Services, Inc. (“PMSI”) since November 2007 and has over 39 years of senior leadership experience in a variety of business environments.  Mr. Gowens has been a senior operating executive for over 17 years at both growth-oriented and challenged companies, and has had full P&L responsibility as Chief Executive Officer, President, and Vice President/General Manager.  Prior to joining PMSI, Mr. Gowens led his own consulting firm providing strategic planning, turnaround management, reengineering, due diligence support, and other consulting services to a variety of middle market clients.  Mr. Gowens has worked with companies in both the public and private sectors.

John E. Donahue.  Mr. Donahue has served as an Executive Vice President and Chief Financial Officer since August 2009.  Mr. Donahue served as our Vice President and Chief Financial Officer from September 25, 2006 until August 2009, and is a director of Encompass Parts Distribution, Inc. and Encompass Service Solutions, Inc.  Mr. Donahue served as Vice President and Chief Financial Officer of Online Benefits Inc., (a privately held HR solutions firm that provides Internet based applications for administering, communicating and presenting HR related information and data) from August 1999 until joining us.  Prior to that, Mr. Donahue served as an Executive Vice President and Chief Financial Officer of Lead America, a marketer of insurance products to customers of financial institutions, Managing Director of Oxbridge Incorporated, a boutique investment banking firm, Chief Financial Officer at Mast Resources Inc., a merchant bank, and Chief Financial Officer at Catalyst Energy Corp., a NYSE-listed independent power producer.  Mr. Donahue was with Price Waterhouse from September 1972 to March 1985, including serving as a Senior Audit Manager.  He holds a B.A. in Economics from Holy Cross College and an MBA from Rutgers University.  Mr. Donahue is a former member of the Board of Directors of Pacific Magtron International Corp., formerly a majority owned subsidiary of the Company.  Pacific Magtron and its subsidiaries filed for bankruptcy protection in May 2005, prior to the date Mr. Donahue became a Director.

Wilbank J. Roche.  Mr. Roche was appointed a Director of the Company on March 25, 1999 and is currently a principal with the law firm of Roche & Holt in Los Angeles, California.  Mr. Roche was an honors graduate from the University of Southern California in 1976, as well as from Loyola University School of Law, Los Angeles, in 1979.  He was admitted to the California State Bar in 1979 and has been practicing law actively since that time.  Mr. Roche worked for law firms in the Los Angeles area from 1976 to 1983, when he opened his own office.  In 1985, he formed Roche & Holt.  Mr. Roche’s law practice has revolved largely around representing small businesses and their owners.  In that regard, he has provided legal services in connection with the formation, purchase, sale, and dissolution of numerous entities, as well as in connection with their on-going operations.  The Company’s Board believes that Mr. Roche is qualified to serve as a Director based on his lengthy tenure as a Director of the Company during which time he has provided guidance through several difficult periods, and based on his experience with clients’ purchase and sale transactions and their on-going operations.

John G. Ball.  Mr. Ball has served as a Director of the Company since August 2007.  He is a cofounder and principal of XRoads Solutions Group, a professional services firm formed in 1997, where he leads the services and manufacturing practices.  While at XRoads, he was involved in leading and advising a number of temporary staffing firms. Prior to XRoads, Mr. Ball was a partner of High Performance Partners, a firm of financial, strategic planning, marketing and turnaround consultants, from 1989 to 1997.  Mr. Ball served as a director of Westaff, Inc., a publicly-traded light industrial staffing business based in California, from May 2007 to April 2009.  The Company’s Board believes that Mr. Ball is qualified to serve as a Director based on the broad-based experience he has developed from his strategic planning, advisory and consulting responsibilities, including leading a number turnaround engagements wherein he often served as interim CEO.

John R. Black.  Mr. Black has served as a Director of the Company since August 2007.  He is currently a managing director with H.I.G. Capital, a private equity firm headquartered in Miami with offices in Atlanta, Boston, San Francisco, London, Paris and Hamburg. He has 11 years of experience investing in middle market transactions. Prior to H.I.G. Capital, Mr. Black was a senior professional with several leading consulting firms, including Ernst & Young, where he began his business career. He sits on the boards of several portfolio companies of H.I.G. Capital, and served as a director of Westaff, Inc., a publicly-traded light industrial staffing business based in California, from March 2007 to April 2009.    Mr. Black graduated from Harvard University in 1987 with a dual degree in applied mathematics and economics.  The Company’s Board believes that Mr. Black is qualified to serve as a Director based on the broad-based experience he has developed through his extensive investing and operating experience developed over many years as an investment banker and consultant, as well as the experience developed from numerous board positions.

Thomas R. Ketteler.  Mr. Ketteler has served as a Director of the Company since August 2007.  He is currently a consultant to Schottenstein Stores Corporation ("SSC").  Previously, Mr. Ketteler served as Executive Vice President of Finance and Treasurer of Schottenstein Stores Corporation ("SSC"), a private company owned by the Schottenstein-Deshe-Diamond families.  Mr. Ketteler served SSC as Chief Operating Officer from April 1995 through 2005, as a Director since 1985 and Vice President of Finance since 1981. Prior to SSC, he was a partner in the firm of Alexander Grant and Company, Certified Public Accountants. Mr. Ketteler has served as an officer and director of various other corporations owned or controlled by the Schottenstein family, the members of which beneficially own over ten percent of the common stock of American Eagle Outfitters, Inc.  Mr. Ketteler serves as a director of American Eagle Outfitters, Inc., the common stock of which is listed on the New York Stock Exchange.  Mr. Ketteler is a member of American Eagle Outfitters’ Compensation and Audit Committees.  The Company’s Board believes that Mr. Ketteler is qualified to serve as a Director based on all the experience described above, his years of experience as a senior executive of a major business organization and director of several companies.

William J. Nolan IV.  Mr. Nolan has served as a Director of the Company since August 2007.  He is currently a Managing Director with H.I.G. Capital, a private equity firm headquartered in Miami with offices in Atlanta, Boston, San Francisco, London, Paris and Hamburg.  Prior to joining H.I.G. in 2003, he worked as a management consultant with Bain & Company in its private equity and consumer product practices.  He sits on the boards of directors for several of H.I.G. Capital’s portfolio companies.  Mr. Nolan earned an M.B.A. from Harvard Business School with High Honors in 2001 and a Bachelor’s of Computer Engineering, Summa Cum Laude, from Villanova University in 1996.  The Company’s Board believes that Mr. Nolan is qualified to serve as a Director based on all the experience described above, his experience as a director for numerous companies, his strong financial background and experience with a variety of companies and industries as a consultant.

Gerald E. Wedren.  Mr. Wedren has served as a Director of the Company since August 2007.  He is currently the owner and President of Craig Capital Co., a Washington D.C. and Miami based firm concentrating on mergers and acquisitions, business turnarounds and liquidations since 1972. Since 1960, he has been associated with several firms in both business and legal capacities.  Mr. Wedren was the owner and President of Little Tavern Shops, a chain of approximately 30 fast food restaurants in the Washington, D.C. and Baltimore, M.D. areas from 1981 to 1988.  He currently is a director of American Eagle Outfitters, Inc., having served since 1998, and he served as chairman of the Compensation Committee until June 2008.  Mr. Wedren served as a director of Westaff, Inc., a publicly-traded light industrial staffing business based in California, and as a member of its Audit Committee and Nominating and Governance Committee, from May 2007 to April 2009.  The Company’s Board believes that Mr. Wedren is qualified to serve as a Director based on all the experience described above, specifically his years of experience as an owner and President of several business organizations and director of several companies as well as his operating, merger and acquisition and turnaround experience.

Director Qualifications

The Company does not have specific criteria for its Directors except to the extent required to meet applicable legal, regulatory and stock exchange requirements, including the independence requirements of the Securities and Exchange Commission.  Past and future nominees for directorship positions are selected on the basis of achievement in their careers, breadth of experience relevant to the Company’s needs, board experience, integrity, ability to make independent, analytical inquiries, understanding of the business environment and willingness and ability to devote sufficient time to Board and Committee duties.  The Board believes that each Director should have a strong understanding of (i) the principal operational and financial objectives and strategies of the Company, (ii) the Company’s financial condition and results of operations and any developing positive or negative trends and (iii) the Company’s industry and its competitive standing therein.  Diversity has not been a factor in the process of selecting Board candidates.

Other Significant Employees

On September 30, 2009, the employment contract with Lisa A. Welton, the former President and Chief Executive Officer of Encompass Service Solutions, Inc. expired.  Effective October 1, 2009, Thomas Sutlive, Sr. was named President of Encompass Service Solutions, Inc.

All of the following employees are currently working without employment contracts.

Robert Coolidge, President of Encompass Parts Distribution, Inc.  Mr. Coolidge has served as President of Parts Distribution, Inc. since April 2009.  Prior to that he had been employed by Vance Baldwin, Inc. where he served as General Manager from 1990 to 1994, at which time he also assumed responsibility for business development and marketing.  In 2001, Mr. Coolidge was promoted to Vice President and subsequently he was promoted to Senior Vice President responsible for business development, national sales and vendor relations, IT management and development, as well as integration management.  Upon our acquisition of the stock of Vance Baldwin on August 17, 2007, Mr. Coolidge was appointed as the President of Vance Baldwin and, effective August 17, 2008, Mr. Coolidge assumed the role of Chief Executive Officer.  Mr. Coolidge graduated from Western Carolina University in 1990 with a Bachelor of Science in Business Administration with a concentration in marketing and computer science.

Thomas Sutlive, Sr. President of Encompass Service Solutions, Inc.  Mr. Sutlive has served as President of ESS since October 2009.  Effective August 2009, Mr. Sutlive was appointed Interim President and Chief Operating Officer.  From August 1995 to June 3, 2004, Mr. Sutlive was employed by Cyber-Test (currently doing business as ESS), where he served as Vice President since January 2004, and was responsible for the overall service structure and establishment of purchasing policies and procedures.  Upon our acquisition of Cyber-Test's assets in June 2004, Mr. Sutlive was appointed to the same offices and given the same responsibilities with Cyber-Test. Prior to Mr. Sutlive’s appointment to Vice President in 2004, he served as Cyber-Test’s Director of Operations from September 1999 to January 2004 and Purchasing Manager from August 1995 to September 1999.  From 1989 to 1995, Mr. Sutlive was Lead Electric Technician with Sprague Electric, where he handled the operational readiness of specialized precision manufacturing equipment.  Mr. Sutlive previously held the position of Systems Analyst with Dyncorp, a defense contractor, where he was responsible for generating failure analyses for naval missile tracking systems.  Mr. Sutlive attended the University of Georgia and served six years with the United States Navy, which included three years of advanced electronics schooling.

Kim Wagner, Executive Vice President Encompass Parts Distribution, Inc. Ms. Wagner has served as Vice President of Encompass Parts Distribution, Inc. since January 2009.  From 1982 to 1986, Ms. Wagner was employed by Tritronics, Inc. in the Customer Service Department.  After approximately three years in the law firm of Smith, Somerville and Case, she returned to Tritronics in 1989 to oversee the call center and business development.  She was promoted to Vice President in 1990 and continued in that capacity, overseeing administration, business development and the call center until the acquisition of Tritronics by Encompass on August 1, 2008, when she was promoted to President and CEO of Tritronics.  Ms. Wagner graduated cum laude from Towson University in 1985 with a BS dual major in Political Science and Mass Communications, and earned a JD from the University of Baltimore, School of Law in 1988 and an MBA, with a concentration in International Business, from the Sellinger School of Business, Loyola College.  Ms. Wagner received her Certified Service Manager designation from the National Electronic Service Dealers Association and is serving her second term on their Advisory Board.

Jim Scarff, Vice President of Encompass Parts Distribution, Inc.  Mr. Scarff has served as Vice President of Encompass Parts Distribution, Inc. since January 2009.   From 1979 to 1985, Mr. Scarff worked for the Marriott Corporation where he served as Room Service Supervisor, Assistant Manager and then Restaurant Manager.  He joined Tritronics in 1985 and worked in all aspects of the operations and purchasing departments.  In 1990, he was promoted to Vice President and oversaw warehouse operations, purchasing, marketing, IT and the Florida branch at various times.  He was promoted to Executive Vice President for Operations of Tritronics when it was acquired by Encompass on August 1, 2008.  Mr. Scarff also serves as Vice President-Operations of EPD.

Randy Williams, Vice President of Encompass Parts Distribution, Inc. Mr. Williams has served as Vice President of Encompass Parts Distribution, Inc. since January 2009.  Mr. Williams joined Tritronics as Secretary and Director in 1982, after spending a brief career in the restaurant industry.  He oversaw many aspects of this family owned and operated business, including warehouse operations, sales and purchasing.  In 1990, Mr. Williams was promoted to Vice President of Tritronics and continued to share all aspects of managing the business, especially purchasing, warehouse operations and business development.  He was promoted to Executive Vice President for Purchasing of Tritronics when it was acquired by Encompass on August 1, 2008.

Fred Baldwin, Chief Executive Officer-Emeritus of Vance Baldwin, Inc.  Since 1973, Mr. Baldwin has been employed by Vance Baldwin, Inc. and in 1984 he was appointed President and Chief Executive Officer.  Upon our acquisition of the stock of Vance Baldwin on August 17, 2007, Mr. Baldwin resigned as President of Vance Baldwin.  Effective August 17, 2008, Mr. Baldwin became Chief Executive Officer-Emeritus. Mr. Baldwin graduated from Florida State University with a Bachelor's degree in Marketing and Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers, and any persons who own more than ten percent of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports that they file. To our knowledge, based upon our review of these reports, all Section 16 reports required to be filed by our directors, executive officers and ten percent beneficial owners during the fiscal year ended June 30, 2010 were filed on a timely basis.

Code of Ethics

In April 2004, we established a Code of Business Conduct and Ethics (the "Code"), applicable to all of our employees, including our principal executive, accounting and financial officers, which states that we are committed to the highest standards of legal and ethical conduct.  This Code sets forth our policies with respect to the way we conduct ourselves individually and operate our business.  The provisions of this Code are designed to deter wrongdoing and to promote honest and ethical conduct among our employees, officers and directors.  The Code is incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed with the SEC on November 3, 2004.  We will satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers of, any provision of our Code by posting such information on our corporate website, www.encompassgroup.com.  We will provide a copy of the Code, without charge, upon request.  Anyone may request a copy of the Code by writing to our corporate office located at 775 Tipton Industrial Drive, Lawrenceville, GA 30046.

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by Encompass’s security holders during the year ended June 30, 2010.

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

Summary Compensation of Executive Officers

The table below sets forth information concerning compensation (in thousands) paid to the named executives in the fiscal years ended June 30, 2010, 2009 and June 30, 2008.  None of our named executive officers other than Messrs. Danson, Donahue and Miller received compensation of $100,000 or more in the fiscal years ended June 30, 2010, 2009 and 2008.  As set forth below, our compensation program for our named executive officers consists of base salary, cash bonuses and stock option awards.

Summary Compensation Table (in thousands)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)		(g)	(h)	(i)		(j)
Wayne I. Danson,	2010	$313	$0	(1)	$0	$0	(4)	$0	$0	$12	(5)	$325
Former President, Chief Executive	2009	$300	$126	(2)	$0	$0	(4)	$0	$0	$12	(5)	$438
Officer and Director	2008	$306	$60	(3)	$0	$930	(4)	$0	$0	$12	(5)	$1,308

Steven J. Miller,	2010	$245	$0	(1)	$0	$0	(4)	$0	$0	$15	(5)	$260
Executive Vice President and	2009	$213	$74	(2)	$0	$0	(4)	$0	$0	$15	(5)	$302
Former Chief Operating Officer	2008	$192	$50	(3)	$0	$723	(4)	$0	$0	$15	(5)	$980

John E. Donahue,	2010	$248	$0	(1)	$0	$0	(4)	$0	$0	$17	(5)	$265
Executive Vice President and	2009	$237	$96	(2)	$0	$0	(4)	$0	$0	$17	(5)	$350
Chief Financial Officer	2008	$239	$50	(3)	$0	$413	(4)	$0	$0	$17	(5)	$719

(1)            The named executives earned no “performance bonuses” with respect to fiscal 2010 pursuant to their respective employment agreements with us.

(2)            The amounts in column (d) for fiscal year 2009 represent “performance bonuses” with respect to fiscal 2009 pursuant to each named executive officer’s employment agreement with us and discretionary cash bonuses awarded by the Compensation Committee to Messrs. Danson, and Donahue in the amount of $21 and $13, respectively, for their contributions in fiscal 2009.

(3)           The amounts in column (d) for fiscal year 2008 represent discretionary cash bonuses awarded by the Compensation Committee to the named executive officers for their respective contributions in fiscal 2008.  The named executives earned no “performance bonuses” with respect to fiscal 2008 pursuant to their respective employment agreements with us.

(4)           Amounts disclosed in this column for fiscal 2009 and fiscal 2008 differ from the previously reported amounts for those fiscal years because the amounts have been restated to reflect aggregate grant date fair values of equity awards made during the applicable fiscal year in accordance with FASB ASC Topic 718 and do not correspond to the actual value that will be recognized by the named executive officers.  Prior to fiscal 2010, the amounts reported reflected the dollar amount of expense recognized for financial statement reporting purposes for the applicable fiscal year.  Assumptions used in the calculation of these amounts are included in Note 9 of our audited financial statements for the fiscal year ended June 30, 2010 included in Part II, Item 8 – Financial Statements and Supplementary Data of this Annual Report.  The amount reported for fiscal 2008 represents the grant date fair values of the portion of option awards that vested immediately and option awards that vest over time.

(5)           In fiscal 2010, 2009 and 2008, Messrs. Danson, Miller and Donahue each received a car allowance with an estimated value of $.75 per month to compensate each of them for the use of their respective car for business purposes, and received a term life insurance policy in the amount of $2,000.  The dollar value of premiums for such policies for Messrs. Danson, Miller and Donahue in each of the fiscal years amounted to $3, $6 and $8, respectively.

Employment Agreements and Post –Termination or Change-of-Control Payments

All amounts are given in thousands (000s)

Employment-Related Matters

Prior to the recapitalization, we were obligated to pay approximately $1,048 for accrued and unpaid management compensation, unreimbursed business expenses and the outstanding principal balance and accrued interest with respect to an unsecured promissory note dated April 24, 2006 issued by us to Wayne Danson.  We satisfied the outstanding debts with management with an aggregate payment of approximately $488 and an agreement with Mr. Danson’s consulting company to pay the consulting company $310, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of us or the six-year anniversary of the closing of the recapitalization.  Mr. Danson also agreed to restructure a potential $250 bonus until such time as we satisfy certain milestones as described in Mr. Danson’s employment agreement (described below).  The time for this potential bonus to be earned has expired.

In addition, each of Messrs. Danson, Miller and Donahue exchanged, in the aggregate, 275 (or $275) shares of our Series A-1 Preferred for our Series A-2 Preferred which on May 6, 2008, converted automatically into an aggregate 572,916,667 shares of common stock.

On August 17, 2007, and in connection with the recapitalization, we entered into employment agreements with Wayne I. Danson to serve as our Chief Executive Officer and President, John E. Donahue to serve as our Vice President and Chief Financial Officer and Steven J. Miller to serve as our Chief Operating Officer.  Further, Mr. Danson agreed to continue to serve as a director. Under their respective agreements, Mr. Danson’s base salary was $300 per year, Mr. Donahue’s base salary was $238 per year, and Mr. Miller’s base salary was $188 per year, which increased to $210 effective September 1, 2008.  Among other benefits, Messrs. Danson, Donahue and Miller receive an auto allowance of $.75 per month.

Amendments to each executive’s employment agreement effective August 17, 2009 replaced the one-year option period and, among other items, provided for additional two-year employment periods and a one-year option at the Company’s election.  The terms of the amendments required the Company to pay base salaries to Messrs Danson, Donahue and Miller of $315, $250 and $250, respectively, in each of the first and second years.   Amendments effective July 31, 2009 modified the provisions of the employments agreements that define the parameters by which “performance” bonuses would be earned.

Mr. Danson’s employment with the Company terminated on September 3, 2011.  The Company and Mr. Danson are currently engaged in litigation regarding his termination.   See Note 19 – Subsequent Events - Pending Litigation of the Notes to the Consolidated Financial Statements set forth under Item 8 - Financial Statements and Supplementary Data of Part II of this Annual Report.

On November 10, 2010, Mr. Miller resigned from his employment with the Company.  At that time, Mr. Miller and the Company entered into a Separation Agreement and Release, pursuant to which the Company agreed to continued Mr. Miller’s salary for 6 months after his termination, and Mr. Miller released the Company from other obligations under his employment agreement.

Certain terms of the employment agreements of Messrs. Danson, Donahue and Miller are identical and are set forth below; however, Mr. Miller’s rights are limited to those set forth in the Separation Agreement, which does not include any of the following:

•
Each executive is eligible to receive a “performance bonus.”  A “performance bonus” is equal to a variable percentage of the executive’s base salary, determined by measuring actual EBITDA (as defined therein) against the target EBITDA (as defined therein) of any fiscal year during which the executive was employed for any portion of that year.  For fiscal 2010, target EBITDA established by the Compensation Committee was $14,000.  None of these individuals have or will become eligible for the performance bonus.

•
Subject to certain conditions, the executive will receive a one-time “exit bonus”, which will be payable to the executive in cash not later than 30 days after a “Disposition Event” (as defined therein).  Under the agreement, the executive would be entitled to an exit bonus if he is employed by the Company at the time of the Disposition Event, has been terminated by the Company without cause or has terminated his employment for good reason.  The amount of the exit bonus will be determined pursuant to a formula  based on the proportion, or multiple, of the original amount invested by ACT-DE, LLC which ACT-DE, LLC receives pursuant to the Disposition Event.  The original investment amount was $6,300.  The amount of the Bonus will also depend on executive’s current employment with us or the circumstances of executive’s termination of employment with us.  In no event will the sum of the exit bonus and any other amounts required to be taken into account under Section 280G of the Code in connection with the Disposition Event exceed 299% of the executive’s “Base Amount” as determined pursuant to Section 280G of the Code.

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

The agreements provide for the following post-termination and change-in-control payments to Messrs. Danson, Donahue and Miller; however, Mr. Miller’s rights are limited to those set forth in the Separation Agreement, which does not include any of the following:

•
In the event that the executive’s employment with us is terminated by us without cause or by the executive for Good Reason, we will pay to the executive an amount of base salary (the “Severance Payment”) which would have been payable to the executive during the twelve (12) month period immediately following the termination date (the “Severance Period”). The Severance Payment shall be paid in accordance with our standard payroll practices over the course of the Severance Period after the date on which the executive incurs a “separation from service,” as such term is defined in Section 409A(a)(2)(A)(i) of the Internal Revenue Code (the “Separation Date”).  Notwithstanding the foregoing, in the event that we terminate the executive’s employment for any reason other than for Cause or by executive for Good Reason, the Severance Payment will be paid in a lump sum upon the executive’s Separation Date (and not on the first day of the seventh month following the Separation Date), to the extent the amounts do not exceed the limit set forth in Treas. Reg. § 1.409A-1(b)(9)(iii).  Amounts in excess of the limit will be paid on the first day of the seventh month following the Separation Date.

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

The above-referenced EBITDA targets refer to the “Base EBITDA Targets” set forth in each of the named executive’s stock option agreements with us.  The full satisfaction of the Base EBITDA Targets in each of our fiscal years ending June 30, 2008, 2009 and 2010 would cause one-third of the options designated as “Performance Optioned Shares” in each stock option agreement to become vested.  For our fiscal years ended June 30, 2008, 2009 and 2010 the EBITDA targets were $6,500, $7,600 and $9,500, respectively.  The fiscal year 2008 EBITDA target of $6,500 was not attained; however, the fiscal year 2009 EBITDA target of $7,600 was met and, furthermore, cumulative EBITDA for the two year period was such that Performance Optioned Shares for fiscal 2008 also have vested per terms of the Company’s Stock Option Plan.  The EBITDA target for the year ended June 30, 2010 was not met; hence, one-third of the options designated as “Performance Optioned Shares” in each stock option agreement did not vest.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table and its notes provide information concerning outstanding equity awards in the form of stock options, a portion of which constitute equity incentive plan awards, for each of the named executives at June 30, 2010.  No options or related stock appreciation rights were exercised in fiscal 2010.  No named executive held unvested stock awards at the end of fiscal year 2010.

Option awards
Name	Option Grant Date (1)	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (2)	Option exercise price($)	Option expiration date
Wayne I. Danson	8-17-07	3,497,028,287	—	499,575,470	$.0075	8-17-17
Steven J. Miller	8-17-07	2,719,910,890	—	388,588,699	$.0075	8-17-17
John E. Donahue	8-17-07	1,554,234,794	—	222,033,542	$.0075	8-17-17

(1) These options vested according to the following schedule: 25% of the options vested immediately as of August 17, 2007; 37.5% of the options vested quarterly in equal increments over the three years following the grant date; and of the remaining 37.5% of the options, 25.0% vested as of August 17,  2009 as certain EBITDA targets were met.

(2)These options (representing 12.5% of the total options granted on August 17, 2007) did not vest as the EBITDA target for fiscal 2010 was not met.

Compensation Policies and Practices and Risk Management

The Company does not have in effect compensation policies or practices which create risks that are reasonably likely to have a material adverse effect on the Company.  There are only a limited number of corporate and subsidiary executives who are eligible for an annual cash bonus, and the basic target is performance-based, a variable percentage of the executive’s base salary, determined by measuring actual EBITDA against the target EBITDA of any fiscal year during which the executive was employed for any portion of that year.  This goal was selected to encourage executives to focus on total company results and not only individual business units.  The compensation mix for these individuals is balanced among fixed components such as salary and standard employee benefits and an annual incentive based on consolidated performance.  The Company does not believe that excessive risk taking is encouraged under its base compensation and bonus policies and practices.

Director Compensation

Director Compensation Policy

All amounts are given in thousands

Following the recapitalization in August 2007, we adopted new standards for the compensation of our independent directors.  Our credit agreement with Sankaty Advisors limits our aggregate outside board fees to $60 if our EBITDA for such fiscal year is below $5,800 whereby each independent director would receive an annual retainer of $10 per year and a committee retainer (for participation in one or multiple committees) of $2 per year.  Such retainers are to be increased if we meet higher EBITDA targets, with a maximum of $100 in aggregate outside board fees authorized under our credit agreement if EBITDA exceeds $6,200.  Under this policy, each independent director would receive an annual retainer of $15 per year and a committee retainer (for participation in one or multiple committees) of $5 per year.  Regardless of our EBITDA for any fiscal year, we will also pay our independent directors $.5 per meeting for in-person attendance at a Board meeting and $.25 per meeting for attendance at a Board meeting via teleconference.   During the fiscal year ended June 30, 2010, independent board members were entitled to receive aggregate board fees in the amount of $100 under the terms of our credit agreement.

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

The Director Compensation table below summarizes the compensation (in thousands) that we paid to non-employee directors for the fiscal year ended June 30, 2010.

(in thousands)
2010 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Wilbank J. Roche	$24	-	$0	$0	-	$0	$24
John G. Ball	$24	-	$0	$0	-	$0	$24
John R. Black	$0	-	$0	$0	-	$0	$0
Thomas Ketteler	$24	-	$0	$0	-	$0	$24
William J. Nolan	$0	-	$0	$0	-	$0	$0
Gerald E. Wedren	$24	-	$0	$0	-	$0	$24

(1)           As of June 30, 2010, the aggregate number of option awards outstanding for the directors were 50,000,000 each for Messrs. Roche, Ball, Ketteler and Wedren.  These options vested on August 17, 2008.  There are no stock awards outstanding for the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of June 15, 2011, we had outstanding 13,286,151,226 shares of common stock, 1,000 shares of Series C Preferred, 1,000 shares of Series D Preferred and 1,000 shares of Series E Preferred. The Series E Preferred is not convertible into shares of our common stock, and the holders of Series E Preferred are not entitled to any voting rights. The following table sets forth information concerning the ownership of our common and preferred stock except for Series E Preferred as of such date by each person known to us to be the beneficial owner of more than five percent of a class of our voting capital stock, by each of our directors and executive officers, and by our directors and executive officers, as a group. Due to certain factors relating to our convertible securities, the principles of the presentation below vary from the mechanics specified in Rule 13d-3 under the Exchange Act as described in Note 2 below.

	Common Stock Beneficially Owned (2)			Series C Preferred Stock Beneficially Owned		Series D Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner(1)	# of Shares		% of Class	# of Shares	% of Class	# of Shares	% of Class

5% Beneficial Owners

ACT-DE LLC(3)	78,399,417,172	(6)	62.5%	913.79	91.379%

Sankaty Entities(4)	12,426.168,185	(7)	9.9%	85.35	8.535%

Fred Baldwin	4,767,011,481	(8)	3.80%	-	-	312.5	31.25%

Robert Coolidge	5,244,929,267	(9)	4.23%	-	-	562.5	56.25%

Scott Cameron	1,079,193,459	(10)	*	-	-	125.0	12.50%

Tritronics, LLC(5)	2,796,232,989		2.25%

Officers and Directors

Wayne I. Danson President former President, CEO & Director	3,306,778,317	(11)	3.07%			-	-

Steven J. Miller former Executive Vice President	3,082,410,890	(12)	2.48%

John E. Donahue EVP & Chief Financial Officer	1,538,451,252	(13)	1.42%			-	-

Wilbank J. Roche Director	216,423,810	(14)	*			-	-

John G. Ball Director	50,000,000	(15)	*	-	-	-	-

John R. Black Director	78,399,417,172	(16)	72.78%	-	-	-	-

Thomas R. Ketteler Director	50,000,000	(17)	*	-	-	-	-

William J. Nolan IV Director	-		-	-	-	-	-

Gerald E. Wedren Director	50,000,000	(18)	*	-	-	-	-

Executive Officers and Directors as a group (9 persons)	87,415,090,452		80.00%			-	-

* Less than one percent (1%)
1	Except as otherwise indicated, the address of each person named in the above table is c/o Encompass Group Affiliates, Inc., 775 Tipton Industrial Drive, Lawrenceville, GA 30046.

2
Common Stock which is issuable upon the exercise of a stock option which is presently exercisable or which becomes exercisable within sixty days is considered outstanding for the purpose of computing the percentage ownership (x) of persons holding such options, and (y) of officers and directors as a group with respect to all options held by officers and directors. The number of shares of common stock and the percent of the class in the table and these notes to the table have been calculated in accordance with Rule 13d-3 under the Exchange Act, except as described in this Note 2. The percentage calculations assume that each stockholder has converted all securities such stockholder owned that are convertible into common stock at the option of the holder currently or within 60 days of March 15, 2011, and, for all beneficial owners, that all shares of the Series C and Series D Preferred Stock have been converted to Common Stock. This varies from the provisions of Rule 13d-3 which generally requires the calculations to be made on the assumption that the stockholder for whom the calculation is being made has converted such stockholder’s convertible securities but that none of the other stockholders have converted convertible securities. We believe that our presentation is more meaningful than the presentation specified in Rule 13d-3 as the conversion rates on our Series C Preferred and Series D Preferred are interrelated with each other, and because the Series C Preferred and Series D Preferred vote, on an as-converted basis, together with the common stock as one class.  Information is provided in the footnotes below for each holder as to the number of shares of common stock included in the table for conversion of securities.

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

3
As reported in a Schedule 13D/A filed with the Securities and Exchange Commission on February 15, 2011, H.I.G.-ACT, Ltd., a Cayman Islands corporation (“HIG ACT”), is the sole member of ACT-DE LLC, a Delaware limited liability company (“ACT LLC”). As the sole member of ACT LLC, HIG ACT has the power to vote and dispose of the shares of our capital stock owned by the ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Capital Partners III, L.P., a Delaware limited partnership (“HIG CP III”), is a shareholder of HIG ACT. As a shareholder of HIG ACT, HIG CP III has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Advisors III, L.L.C., a Delaware limited liability company (“HIG LLC”), is the general partner of HIG CP III. As the general partner of HIG CP III, HIG LLC has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Investment Group III, L.P., a Cayman Islands limited partnership (“HIG IG III”) is a shareholder of HIG ACT. As a shareholder of HIG ACT, HIG IG III has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G. Associates III, L.P., a Cayman Island limited partnership (“HIG Associates”) is the general partner of HIG IG III. As the general partner of HIG IG III, HIG Associates has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. H.I.G.-GPII, Inc., a Delaware corporation (“HIG GP”) is the manager of HIG LLC and the general partner of HIG Associates. As the manager of HIG LLC and the general partner of HIG Associates, HIG GP has the power to vote and dispose of the shares of our capital stock owned by ACT LLC and, accordingly, may be deemed the beneficial owner of such shares. Anthony Tamer and Sami Mnaymneh are the Co-Presidents of HIG GP, and in that capacity direct its operations. Therefore, Anthony Tamer and Sami Mnaymneh may be deemed to be beneficial owners of shares beneficially owned by HIG GP. Each of HIG Act, HIG CP III, HIG LLC, HIG IG III, HIG Associates, HIG GP, Mr. Tamer and Mr. Mnaymneh disclaim beneficial ownership except to the extent of their pecuniary interest in the shares. The address for HIG-DE LLC is c/o H.I.G. Capital L.L.C., 855 Boylston St., 11th Floor, Boston, MA 02116. ACT-DE LLC also owns 840 shares of our Series E Preferred, which represents 84% of the outstanding shares of Series E Preferred.

4
Includes the Sankaty entities named below. The address of the Sankaty entities is 111 Huntington Avenue, Boston, MA 02199. These entities also own 160 shares of our Series E Preferred, which represents 16% of the outstanding shares of Series E Preferred. As reported in the Schedule 13D/A filed on February 11, 2011, the following entities (collectively, the “Sankaty Entities”) hold, in the aggregate, 10,889,841,215 shares of common stock issuable upon conversion of Series C Convertible Preferred Stock and upon exercise of warrants:  (i) Sankaty Credit Opportunities III, L.P., a Delaware limited partnership (“SCO III”), whose sole general partner is Sankaty Credit Opportunities Investors III, LLC, a Delaware limited liability company (“SCOI III”), whose managing member is Sankaty Credit Member, LLC, a Delaware limited liability company (“SCM”); (ii) Sankaty Credit Opportunities II, L.P., a Delaware limited partnership (“SCO II”), whose sole general partner is Sankaty Credit Opportunities Investors II, LLC, a Delaware limited liability company, (“SCOI II”), whose managing member is SCM; and (iii) Prospect Harbor Credit Partners, L.P., a Delaware limited partnership (“PHCP”), whose sole general partner is Prospect Harbor Investors, LLC, a Delaware limited liability company (“PHI”), whose managing member is SCM. Mr. Jonathan Lavine is the managing member of SCM. The principal business office of the Sankaty Entities is 111 Huntington Avenue, Boston, Massachusetts 02199. The Sankaty Entities received warrants to purchase 2,577,001,000 shares of common stock in the first quarter of the fiscal year ending June 30, 2011 when the Company failed to make a certain EBITDA leverage ratio, as defined, for the twelve month period prior to August 1, 2010 in accordance with the terms of the Note Purchase Agreement dated as of August 17, 2007 and amended August 1, 2008.

5
Kimberly Wagner, Randy Williams and James Scarff each hold 10% of the ownership interests in Tritronics, LLC. The address of these three individuals is c/o Tritronics, Inc., 1306 Continental Drive, Abingdon, MD 21009.

6	The number of common shares in the table includes 78,399,417,171 shares of common stock that may be acquired upon conversion of Series C Preferred.

7
The number of common shares in the table includes 7,322,678,357 shares of common stock that may be acquired upon conversion of Series C Preferred and 5,103,489,829 shares of common stock that may be acquired upon exercise of a stock warrant.

8
The number of common shares in the table includes 2,697,983,647 shares of common stock that may be acquired upon conversion of Series D Preferred and 1,666,666,667 shares of common stock which may be acquired upon conversion of a convertible note.

9
The number of common shares in the table includes 4,856,370,565 shares of common stock that may be acquired upon conversion of Series D Preferred and 388,558,702 shares which Mr. Coolidge may acquire by exercising options he holds.

10	The number of common shares in the table includes 1,079,193,459 shares of common stock that may be acquired upon conversion of Series D Preferred.

11	The number of common shares in the table includes 309,325,499 shares of common stock held by Mr. Danson and 3,497,028,287 shares which Mr. Danson may acquire by exercising options he holds.

12
The number of common shares in the table includes 362,500,000 shares of common stock held by Mr. Miller, including 50,000,000 shares of restricted stock previously granted to Mr. Miller, and 2,719,910,890 shares which Mr. Miller may acquire by exercising options he holds.

13
The number of common shares in the table includes 206,250,000 shares of common stock held by Mr. Donahue, including 50,000,000 shares of restricted stock previously granted to Mr. Donahue, and 1,554,234,794 shares which Mr. Donahue may acquire by exercising options he holds.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2010 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

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

At September 30, 2010, there were approximately 252 Employees, Non-Employee Directors and Key Advisors of Encompass and its subsidiaries eligible to participate in the 2005 Plan.

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

All amounts are given in thousands (000s)

During the last two fiscal years, we have not entered into any material transactions or series of transactions in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest and in which the amount involved exceeds the lesser of (i) $120 or (ii) one percent of the average of our total assets at 2010 and 2009 fiscal year end ($61,680), nor are any such transactions presently proposed, except as follows:

•
               In connection with the August 2007 recapitalization, we entered into a five-year management agreement with H.I.G. Capital.   H.I.G Capital is an affiliate of ACT-DE, LLC, which owns shares entitled to cast approximately 72% of the votes which may be cast by all of our stockholders. Under the management agreement, H.I.G Capital provides management and consulting services to us and our subsidiaries, subject to the supervision of the our Board of Directors. We pay a cash consulting and management fee to H.I.G Capital, currently not to exceed $500 per annum. The fee is payable only to the extent permitted under the Note Purchase Agreement, as amended, for which Sankaty Advisors, LLC is the collateral agent, and the amount of the fee depends on whether we have met certain financial objectives. If payment of the fee is prohibited by the Note Purchase Agreement, the unpaid amount will accrue interest at the rate of 5% per annum, compounded annually. In addition, we have agreed to reimburse HIG Capital for expenses incurred in connection with the performance of management and consulting services with respect to us.

•
                In August 2007, we also entered into a five-year investment advisory services agreement with H.I.G. Capital, pursuant to which H.I.G Capital will provide certain financial advisory services to us and our subsidiaries, subject to the supervision of our Board of Directors. In connection with any transaction introduced, arranged, managed and/or negotiated by H.I.G. Capital, including an acquisition, disposition, sale of us, or financing, we will pay H.I.G. Capital an investment banking fee and a supplemental management fee, each equal to a percentage of (i) the enterprise value of an acquisition or disposition, (ii) the financing amount, in connection with a debt or equity financing, or (iii) the benefit value, in connection with any other transaction not in the ordinary course of business. The investment banking fee and supplemental management fee with respect to future transactions will be payable only to the extent permitted under the Note Purchase Agreement. If payment of the fees is prohibited by the Note Purchase Agreement, the unpaid amount will accrue interest at the rate of 5% per annum, compounded annually.  We paid H.I.G. Capital a combined investment banking and supplemental management fee of $200 in connection with the purchase by certain investors of Series E Preferred Stock pursuant to a Series E Purchase Agreement in fiscal 2008.  Under both the management agreement and the investment advisory services agreement, we will reimburse H.I.G. Capital for expenses incurred in performance of its duties thereunder. Both agreements require us to indemnify H.I.G. Capital and its affiliates with respect to losses or claims arising from H.I.G. Capital’s performance of services, except as a result of its gross negligence or willful misconduct. Either party may terminate the management agreement or the investment advisory services agreement in the event of a breach of material terms by the other party, and H.I.G. Capital is entitled to recover damages in the event of such a breach by us.

•
                 Our principal executive office is located at 420 Lexington Avenue, Suite 2739, New York, New York 10170.  We, through a license agreement effective June 1, 2010 with Danson Partners, LLC, a party related to our former chief executive officer, effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,300 square feet of office space through May 31, 2010, and licenses for its use all the furniture, fixtures, filing cabinets, computers, servers, office equipment, etc. that it needs to conduct its business.  We have provided written notice of our termination of this license effective November 30, 2010.

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

•
                On August 1, 2008, EPD entered into the Amended and Restated Note Purchase Agreement  with Sankaty Advisors, LLC and other “Note Purchasers”, Encompass Parts Distribution, Inc., a Delaware corporation (“Encompass-DE”), as issuer, and us, Tritronics, SpectruCell, Inc., Hudson Street Investments, Inc., Cyber-Test and Vance Baldwin, as guarantors (the “Guarantors”).  See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Source of Liquidity – Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility above for a detailed description of the Amended and Restated Note Purchase Agreement.  Certain affiliates of Sankaty are holders of our Series C and Series E Preferred.  On August 1, 2008, we and the holders of Series C Preferred Stock entered into Amendment No. 1 to the Stockholder Agreement, dated August 17, 2007 (the “Amended Series C Stockholder Agreement”) originally entered into between such parties.  Pursuant to the amendment, the shares of Series E Preferred issued to holders of Series C Preferred Stock are subject to the Series C Stockholder Agreement, including for purposes of transfer restrictions as well as co-sale rights on sales of preferred stock by the major Series C Preferred Stockholder in favor of the other Series C Stockholders.  The Series C Stockholder Agreement was also amended to provide that we may not agree to an Exchange Transaction (as defined therein) without the prior written consent of the major Series C Preferred Stockholder and the prior written consent of holders of a majority of the outstanding shares of Series C Preferred held by the other Series C Stockholders.

•
                On January 12, 2009, the Company and Sankaty Advisors, LLC entered into Amendment No. 1 to the Amended and Restated Note Purchase Agreement which incorporated a minimum payment of $1 million for the fiscal year ended June 30, 2009 under an annual sweep of excess cash flow, as defined, and increased the amount of permitted annual capital expenditures.

•
               On March 20, 2009, the Company and Sankaty Advisors, LLC entered into an Equity Repurchase Waiver Agreement whereby the Company agreed to a prepayment of Senior Notes in the principal amount of $300 in connection with the purchase of 3,000,000,000 shares of its common stock from an institutional investor for a price of $308 including expenses.

•
Following our failure to meet the EBITDA leverage ratio for the twelve months prior to February 1, 2010 and August 1, 2010, pursuant to the terms of the Amended and Restated Note Purchase Agreement, the Note Purchasers earned and were granted warrants to purchase, in the aggregate, 2,526,480,000 and 2,577,010,000 shares of our common stock, respectively.  The warrants expire on the first anniversary of their issuance, have anti-dilution protections and benefit from other customary protections.  See the discussion above under the heading Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Senior Notes and Senior Subordinated Notes and Senior Secured Credit Facility – Issuance of Warrants to the Note Purchasers.

Director Independence

During fiscal 2010, the following members of our Board of Directors were independent under the relevant NASDAQ Listing Rules:  Messrs. Ball, Black, Ketteler, Nolan, Roche and Wedren.  During fiscal year 2010 and currently the members of the Audit Committee, Messrs. Ball, Ketteler and Wedren, satisfy both the separate independence requirements of NASDAQ and the SEC for members of the Audit Committee.  Messrs. Nolan, Roche and Wedren currently serve on the Compensation Committee.

The Board of Directors did not consider any transaction, relationship or arrangement not otherwise disclosed above under the heading “Certain Relationships and Related Transactions” in determining the independence of Messrs. Ball, Black, Ketteler, Nolan, Roche and Wedren.

Item 14.              Principal Accounting Fees and Services.

All amounts are given in thousands (000s)

J.H. Cohn LLP (“JH Cohn”) served as our independent auditors for the fiscal years ended June 30, 2010 and June 30, 2009.  We have been or will be billed the fees set forth below in connection with services rendered by the independent auditors to us:

Fee Category	Fiscal 2010	Fiscal 2009

Audit Fees¹	$352	$337
Audit-Related Fees2	-	-
Tax Fees3	57	27
All Other Fees4	87	72
TOTAL	$496	$436

¹ Audit fees consisted of fees for the audit of our annual financial statements, review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of our documents filed with the SEC.  This category includes (i) $270 billed or to be billed by JH Cohn for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2010 and the review of our Form 10-K for the fiscal year ended June 30, 2010, $72 by JH Cohn for the reviews of our consolidated financial statements included in our Forms 10-Q for the quarters ended September 30, 2009, December 31, 2009 and March 31, 2010 and $10 billed in connection with a an SEC comment letter received by the Company and (ii)  $225 billed or to be billed by JH Cohn for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2009 and the review of our Form 10-K for the fiscal year ended June 30, 2009, $84 billed by JH Cohn for the reviews of our consolidated financial statements included in our Forms 10-Q for the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 and $28 billed in connection with a Form 8K/A filed with the SEC.

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

4Other than the services described above, the aggregate fees billed for services rendered by JH Cohn were $87 and $72 for the fiscal years ended June 30, 2010 and 2009, respectively.  In fiscal 2010 these fees were related accounting consultations related to international locations as and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.   In fiscal 2009 these fees were related to the audits and due diligence services for acquiring certain business targets.

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

The Audit Committee’s pre-approval policy was implemented as of September 20, 2007, as required by applicable regulations. During the fiscal years ended June 30, 2010, 2009 and 2008, all engagements of our independent auditor to perform any audit services and non-audit services were approved by the Audit Committee in accordance with its policy to pre-approve all such services to be performed for us under applicable federal securities regulations.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

a) Financial Statements.

The Financial Statements and Supplementary Data are listed or are presented in Item 8 of this Report on Form 10K.

b) Financial Statement Schedules.

c) Exhibits.

See Index to Exhibits which appears on Pages 52-57 of this Report on Form 10K.

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
Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.4.3	Stockholders Agreement by and among Advanced Communications Technologies, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.5.1*	Amended and Restated 2005 Stock Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.5.2*	Form of Option Agreement for Executive Officers under the Amended and Restated 2005 Stock Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

10.6	Management Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.7	Investment Advisory Services Agreement entered into by Advanced Communications Technologies, Inc. and H.I.G. Capital L.L.C., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.8*	Letter Agreement among Wayne I. Danson, Danson Partners LLC and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.9*	Employment Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.10*	Employment Agreement between John Donahue and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.11*	Employment Agreement between Steven Miller and Advanced Communications Technologies, Inc. dated as of August 17, 2007	Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.12*	Stock Option Agreement between Wayne Danson and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009

10.13*	Stock Option Agreement between John Donahue and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009

10.14*	Stock Option Agreement between Steven Miller and Advanced Communications Technologies, Inc., dated as of August 17, 2007	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009

10.15	Side Letter between H.I.G. Capital L.L.C. and Sankaty Advisors, LLC, dated as of August 17, 2007	Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2007

10.16	Stock Purchase Agreement entered into by and among Encompass Group Affiliates, Inc., ACT-DE, LLC and the persons and entities identified on Schedule 1 thereto, dated August 1, 2008.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

10.17	Amendment No. 1 to Stockholder Agreement, among Encompass Group Affiliates, Inc., ACT-DE, LLC, and the persons and entities identified on Schedule 1 thereto, dated August 1, 2008.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2008

10.18
Spare Parts Agreement between Vance Baldwin Electronics, a wholly-owned subsidiary of Encompass Group Affiliates, Inc. and Philips Consumer Lifestyle North America, a division of Philips Electronics North America Corporation, dated July 14, 2008 (subject to confidential treatment)
Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on October 14, 2008

10.19	Stock Purchase Agreement with YA Global Investments, L.P, dated March 23. 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2009

10.20	Equity Repurchase Waiver Agreement with Sankaty Advisors LLC, dated March 20, 2009.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2009

10.21*	Amendment to Employment and Non-Competition Agreement between Wayne Danson and Encompass Group Affiliates, Inc., dated September 28, 2009, effective as of July 31, 2009	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009

10.22*	Amendment to Employment and Non-Competition Agreement between John Donahue and Encompass Group Affiliates, Inc., dated September 28, 2009, effective as of July 31, 2009	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009

10.23*	Amendment to Employment and Non-Competition Agreement between Steven Miller and Encompass Group Affiliates, Inc., dated September 28, 2009, effective as of July 31, 2009	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2009

10.24*	Amendment No. 2 to Employment and Non-Competition Agreement by and between Encompass Group Affiliates, Inc. and Wayne I. Danson, effective August 17, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

10.25*	Amendment No. 2 to Employment and Non-Competition Agreement by and between Encompass Group Affiliates, Inc. and John E. Donahue, effective August 17, 2009	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

10.26*	Amendment No. 2 to Employment and Non-Competition Agreement by and between Encompass Group Affiliates, Inc. and Steven J. Miller, effective August 17, 2009	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 9, 2009

14	Code of Business Conduct and Ethics for Advanced Communications Technologies, Inc.	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed with the SEC on November 3, 2004

21	Subsidiaries of Advanced Communications Technologies, Inc.	Filed herewith

31.1	Certification by Interim Chief Executive Officer pursuant to Sarbanes–Oxley Section 302	Filed herewith

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302	Filed herewith

32.1	Certification by Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

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

Encompass Group Affiliates, Inc.

By:	/s/ Robert B. Gowens
Name:	Robert B. Gowens
Title:	Interim Chief Executive Officer
Date:	June 20, 2011

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Gowens
Robert B. Gowens	Interim Chief Executive Officer (Principal Executive Officer)	June 20, 2011

/s/ John E. Donahue
John E. Donahue	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	June 20, 2011

/s/ John Black
John Black	Director	June 20, 2011

/s/ J.G. (Pete) Ball
J.G. (Pete) Ball	Director	June 20, 2011

/s/ Thomas R. Ketteler
Thomas R. Ketteler	Director	June 20, 2011

/s/ Wilbank J. Roche
Wilbank J. Roche	Director	June 20, 2011

/s/ William J. Nolan
William J. Nolan	Director	June 20, 2011

/s/ Gerald E. Wedren
Gerald E. Wedren	Director	June 20, 2011

Encompass Group Affiliates, Inc. And Subsidiaries

 Contents

Page
F-1	Report of independent registered public accounting firm

F-2	Consolidated balance sheets as of June 30, 2010 and 2009

F-3	Consolidated statements of operations for the years ended June 30, 2010, 2009 and 2008

F-4	Consolidated statements of changes in stockholders’ equity (deficiency) for the years ended June 30, 2010, 2009 and 2008

F-5	Consolidated statements of cash flows for the years ended June 30, 2010, 2009 and 2008

F6 – F-32	Notes to consolidated financial statements

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
    Encompass Group Affiliates, Inc.

We have audited the accompanying consolidated balance sheets of Encompass Group Affiliates, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material   respects, the   financial   position of the Encompass Group Affiliates, Inc. and subsidiaries as of June 30, 2010 and 2009, and their results of operations and cash flows for each of the years in the three-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, there is substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Notes 1 and 19.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP
New York, New York
June 20, 2011

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$3,067	$5,536
Restricted cash		1,509
Accounts receivable, net of allowance for doubtful accounts of $372 and $441, respectively	7,670	9,677
Inventory	9,054	12,267
Due from vendors	2,075	2,487
Deferred tax asset	—	1,400
Prepaid expenses and other current assets	2,919	2,386
Total Current Assets	24,785	35,262
Property and equipment, net	1,287	1,227
Other Assets
Intangible assets, net	11,673	13,248
Goodwill	8,720	20,627
Deferred tax asset	—	4,170
Other assets	526	1,836
Total Other Assets	20,919	39,881
TOTAL ASSETS	$46,991	$76,370

LIABILITIES, SERIES E PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$12,039	$11,766
Escrow liability	—	1,509
Notes payable, current portion	38,121	1,596
Total Current Liabilities	50,160	14,871
Long Term Liabilities
Notes payable, less current portion	—	37,056
Other	309	306
Deferred tax liability	—	1,836
Series E preferred stock	—	5,360
Total Long Term Liabilities	309	44,558
TOTAL LIABILITIES	50,469	59,429

COMMITMENTS AND CONTINGENCIES

SERIES E PREFERRED STOCK	6,753	—

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.01 par value, 25,000 authorized, 3,000 shares issued and outstanding for Series C, Series D and Series E:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $8,469 and $7,713 in 2010 and 2009)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $852 and $776 in 2010 and 2009)	—	—
Common stock, no par value, 230,000,000,000 shares authorized, 13,286,151,000 shares issued and outstanding	36,152	36,152
Additional paid-in capital	10,761	9,160
Accumulated deficit	(57,144)	(28,371)
Total Stockholders' Equity (Deficiency)	(10,231)	16,941
TOTAL LIABILITIES, SERIES E PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$46,991	$76,370

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Years Ended June 30,
	2010	2009	2008

NET SALES	$88,207	$110,084	$64,327
COST OF SALES	71,714	81,562	50,543
GROSS PROFIT	16,493	28,522	13,784

OPERATING EXPENSES
Depreciation and amortization	2,013	1,975	1,167
Selling, general and administrative expenses	18,326	18,563	10,299
Impairment of goodwill	11,907	—	—

Write off of deferred transaction costs	1,111	—	—

TOTAL OPERATING EXPENSES	33,357	20,538	11,466

Income (Loss) From Operations	(16,864)	7,984	2,318

OTHER INCOME (EXPENSE)

Other income	17	163	59

Interest expense and other financial costs, net	(8,085)	(6,539)	(2,830)

TOTAL OTHER INCOME (EXPENSE), NET	(8,068)	(6,376)	(2,771)

Income (loss) before income tax (expense) benefit	(24,932)	1,608	(453)

Income tax (expense) benefit	(3,842)	1,250	4,500

NET INCOME (LOSS)	(28,774)	2,858	4,047
Deemed dividend on preferred stock	—	—	(820)
Cumulative preferred stock dividend	(832)	(832)	(723)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(29,606)	$2,026	$2,504

Basic net income (loss) per common share	$—	$—	$—
Basic weighted average number of common shares outstanding	13,286,151,000	15,234,964,325	6,300,625,470
Diluted net income (loss) per common share	$—	$—	$—
Diluted weighted average number of common shares outstanding	13,286,151,000	125,746,338,315	116,811,998,990

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(Dollars in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPTIAL	DEFICIT	TOTAL
BALANCE AT JULY 1, 2007	—	$—	4,997,712,000	$31,092	$1,280	$(34,456)	$(2,084)
Exchange of Series A, Series B and Series A-1 convertible preferred stock for Series A-2 convertible preferred stock, resulting in a deemed dividend	—	—	—	—	—	(820)	(820)
Issuance of Series C and Series D convertible preferred stock	2,000	—	—	—	6,443	—	6,443
Reclassification of Series A-2 convertible preferred stock from debt to stockholders’ equity	8,412	4,206	—	—	—	—	4,206
Conversion of Series A-2 convertible preferred stock into common stock	(8,412)	(4,206)	8,412,206,000	4,206	—	—	—
Stock-based compensation - issuance of common shares to officers	—	—	80,000,000	52	—	—	52
Stock-based compensation	—	—	—	—	624		624
Net income for the year	—	—	—	—	—	4,047	4,047
BALANCE AT JUNE 30, 2008	2,000	—	13,489,918,000	35,350	8,347	(31,229)	12,468
Issuance of common stock	—	—	2,796,233,000	1,119	—	—	1,119
Redemption and cancellation of common stock	—	—	(3,000,000,000)	(317)	—	—	(317)
Stock-based compensation	—	—	—	—	813		813
Net income for the year	—	—	—	—	—	2,858	2,858
BALANCE AT JUNE 30, 2009	2,000	—	13,286,151,000	36,152	9,160	(28,371)	16,941
Warrants issued to lender	—	—	—	—	1,217	—	1,217
Stock-based compensation	—	—	—	—	384	—	384
Net loss for the year	—	—	—	—	—	(28,774)	(28,774)
BALANCE AT JUNE 30, 2010	2,000	$—	13,286,151,000	$36,152	$10,761	$(57,144)	$(10,231)

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended June 30,
	2010	2009	2008
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(28,774)	$2,858	$4,047
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,308	2,287	1,245
Income tax expense (benefit)	3,842	(1,250)	(4,500)
Provision for doubtful accounts	(69)	258	5
Stock-based compensation	384	813	676
Preferred dividend classified as interest	1,394	1,193	—
Financial costs in connection with warrant issuance	1,217	—	—
Impairment of goodwill	11,907
Write off of deferred transaction costs	1,111	—	—
Changes in operating assets and liabilities:
Increase (decrease) in assets:
Restricted cash	1,509	(1,112)	375
Accounts receivable	2,076	(2,471)	315
Inventory	3,212	(6,706)	(820)
Due from vendors	412	(1,089)	(337)
Prepaid expense and other assets	(495)	(1,209)	(823)
Increase (decrease) in liabilities:
Escrow liability	(1,509)	1,112	(375)
Accounts payable and accrued expenses	1,051	1,174	311
Net cash provided by (used in) operating activities	(424)	(4,142)	119

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	—	(8,296)	(22,321)
Increase in acquisition costs	—	(865)	(2,769)
Purchase of property and equipment	(500)	(871)	(238)

Net cash used in investing activities	(500)	(10,032)	(25,328)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Principal payments on notes payable	(1,545)	(876)	(1,026)
Redemption of common stock	—	(317)
Proceeds from issuance of preferred stock	—	4,167	6,300
Proceeds from issuance of senior and subordinated notes	—	13,000	24,000
Payment of debt and equity issuance costs	—	(272)	(901)

Net cash provided by (used in) financing activities	(1,545)	15,702	28,373

Net increase (decrease) in cash and cash equivalents	(2,469)	1,528	3,164

Cash and cash equivalents at beginning of year	5,536	4,008	844

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,067	$5,536	$4,008

See accompanying notes to consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

NOTE 1.	ORGANIZATION AND BUSINESS AND LIQUIDITY

       Organization

Encompass Group Affiliates, Inc., a Florida corporation, specializes in the technology aftermarket service and supply chain known as reverse logistics.  Encompass Group Affiliates, Inc., through its wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc. ("EPD") and Encompass Service Solutions, Inc. (collectively "we," "us," "our," or the "Company"), operate businesses that provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services for flat panel display products,  returns management services and anticipates providing end-of-life cycle services for all such products.

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

On August 17, 2007 and August 1, 2008, EPD completed the acquisitions of Vance Baldwin, Inc. (“Vance Baldwin”) and Tritronics, Inc. (“Tritronics”), respectively, both of which were consumer electronics parts distributors that have been leaders in the industry, Vance Baldwin for approximately 50 years, Tritronics for approximately 35 years.  EPD is a distributor of replacement parts in the U.S. for substantially all of the major OEM manufacturers, and distributes tens of thousands of different parts (i.e., SKU’s) ranging from consumer electronics, computers, printers, appliances and office supplies carried in stock or special ordered from the five million parts that it has access to for distribution.  In addition, EPD provides service aids and industrial products such as cable, tools, test equipment, cleaners and other installation equipment.  As a key component of our rebranding initiative that began in fiscal 2009, Vance Baldwin and Tritronics, now operating on an integrated single technology platform, are known throughout the industry as EPD.

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

In addition, EPD has, since June 2004, owned Cyber-Test, Inc., a Delaware corporation ("Cyber-Test").  Cyber-Test, which is also known as Encompass Service Solutions, Inc. (“Encompass Service”), is a depot repair and refurbishment company that has been based in Longwood, Florida.  Encompass Service operates as an independent service organization with the expertise to provide board-level repair of technical products to third-party warranty companies, OEMs, national retailers and national office equipment dealers. Service options include advance exchange, depot repair, call center support, parts supply and warranty management.  Encompass Service's technical competency extends from office equipment and fax machines to printers, scanners, laptop computers, monitors, multi-function units and high-end consumer electronics such as GPS devices, PDAs and digital cameras and de-manufacturing and reclamation services for flat-panel display products. Services are delivered nationwide through proprietary systems that feature real-time electronic data interchange (“EDI”), flexible analysis tools and repair tracking.  In fiscal 2009, given the interrelationship of distribution and service functions,  ESS opened a service center in one of our suburban Atlanta parts distribution warehouses to perform board repair and other reverse logistics functions enabling us to offer a full range of integrated services to customers; in the fourth quarter of fiscal 2010, all of ESS’ operations were relocated from its Orlando, Florida facility to the aforementioned Atlanta facility.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

In connection with its strategy of expanding internationally, EPD has formed subsidiaries in Mexico and Canada to provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services and returns management services.  Both operations have hired employees, outfitted warehouses and commenced shipping to customers on a limited basis.

Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred an operating loss of $16,864 and a net loss of $28,774 for the year ended June 30, 2010, and the Company's consolidated balance sheet reflects a stockholders’ deficiency of $10,231.  Management believes that the Company needs to restructure or refinance all or a portion of its existing indebtedness to continue its operations.  The Company has undertaken or anticipates undertaking certain actions to increase sales revenue and reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Management cannot be certain that restructuring or refinancing of its existing indebtedness will be available on acceptable terms, or at all.  These factors raise substantial doubt about the company’s ability to continue as a gong concern. See the detailed discussion the of the Company’s funding requirements under Note 9 – Notes Payable.   These consolidated financial statements contemplate the ability to continue as a going concern and do not include any adjustments that might result from this uncertainty.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

The consolidated financial statements include the Company and all of its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

 Use of Estimates

The preparation of the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.  The most significant estimates used are in determining values of intangible assets, sales return accruals, inventory obsolescence and tax assets and tax liabilities.  Actual results may differ from the estimated results.

Effective June 30, 2010, the Company changed its method for estimating the value of its Philips inventory and the required reserve for excess and obsolete inventory.  This change resulted in an increase in cost of sales in the amount of $1,385 during the fourth quarter of the year ended June 30, 2010.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

Long-Lived Tangible Assets

Long-lived tangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If such review indicates that the asset is impaired when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset’s carrying amount is written down to fair value.  Long-lived tangible assets to be disposed of are reported at the lower of carrying amount or fair value, net of disposal costs.

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

The Company’s market capitalization has been deemed to be a poor indicator of fair value because, among other reasons, the Company’s common stock is thinly traded due to concentrated ownership, a lack of institutional awareness of and interest in ownership of the Company’s common stock since it is a “penny stock,” and a lack of research coverage.  Because of this the Company’s common stock is trading lower than it did prior to the Company’s closing of (i) a recapitalization and major acquisition in August 2007 and (ii) a second major acquisition in August 2008.

Accordingly, the carrying value of goodwill is evaluated principally in relation to the operating performance, specifically historical or projected adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as appropriate in the circumstances.  The key risk factor that determines whether the carrying value of goodwill has been impaired is a significant decline in Company’s projected EBITDA in future periods based on then current business conditions.  The EBITDA multiple valuations were based on six times a projected EBITDA estimate.  Management based its projected EBITDA estimate on annualized EBITDA calculated after giving effect to certain cost reduction initiates that have been implemented or are underway.  This reasonableness of the EBITDA multiple is supported by recent M&A activity information.

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

Inventory

Inventory of OEM parts purchased for resale, and returned parts that are repaired and also held for resale, consists of finished goods and is valued at the lower of cost (average cost basis) or market, using the first-in, first-out (“FIFO”) method.  Management performs monthly assessments to determine the existence of obsolete, slow-moving inventory and records necessary provisions to establish reserves to reduce such inventory to net realizable value.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is based upon the addition of the effect of common stock equivalents (convertible preferred stock and convertible notes payable, potentially dilutive stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive.  Such calculation has not been made for the year ended June 30, 2010 since the effect would have been anti-dilutive since the Company incurred a net loss.
The computation of net income per share for the fiscal years ended June 30, 2009 and 2008 is as follows:

	Year ended June 30, 2009
	Income	Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$2,026	15,234,964,000	$—
Effect of Dilutive Securities
Convertible preferred stock	832	108,501,131,000
Convertible notes	84	2,010,243,000

Diluted EPS
Net income available to common stockholders	$2,942	125,746,338,000	$—

	Year ended June 30, 2008
	Income	Shares	Per Share Amount
Basic EPS
Net income available to common stockholders	$2,504	6,300,625,000	$—
Effect of Dilutive Securities
Convertible preferred stock	723	108,501,131,000
Convertible notes	74	2,010,243,000

Diluted EPS
Net income available to common stockholders	$3,301	116,811,999,000	$—

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

During the fiscal year ended June 30, 2010, potentially dilutive securities totalling 110,511,374,000 that could have been issued upon conversion of convertible preferred stock and convertible notes were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.   At June 30, 2009 and 2008, potentially dilutive securities attributable to stock option grants totalled 10,923,525,000 and 9,325,409,000, respectively.  Such options to purchase shares of common stock at $.00075 were not include in the computation of diluted EPS for the years then ended because the options’ exercise price was greater than the average market price of the common shares.

Core Charges

The vendors of products distributed by the Company frequently add a "core charge" to the cost of individual OEM replacement parts that the Company distributes as a means of encouraging the return of certain replaced components, most frequently circuit boards.  Such core charges can be significant in relation to the cost of individual replacement parts.  These defective, replaced components are returned first to the Company and then to vendors.

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the consolidated balance sheets.  Such core charges amounted to $1,694 and $1,702 as of June 30, 2010 and 2009, respectively.  Cores physically returned by customers to the Company awaiting return to vendors are included in inventory.

Customers either receive a credit from the Company for cores when returned, or are obligated to pay the billed core charge in the event a core is not returned.  Upon shipping a returned core to a vendor, the Company records an asset for the amount due from the vendor.

The Company records the appropriate asset and the appropriate liability for all core charges that it may be responsible for at any point in time.  Such amounts represent significant assets and liabilities.  The Company has no control over core pricing.

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
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

Provisions for future product returns and core returns from customers are accounted for as sales reductions in the same period that the related sales are recorded, and are estimated based on historical trends, as well as specifically identified anticipated returns due to known business conditions.

Shipping and Handling Costs

The Company includes shipping costs, associated with outbound freight, in cost of sales.  Total shipping costs included in cost of sales for the years ended June 30, 2010, 2009 and 2008 were approximately $5,339, $7,336 and $4,959, respectively.

Income Taxes

The Company follows authoritative guidance for accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance has been used to partially offset the recognition of any deferred tax assets arising from net operating loss carryforwards due to the uncertainty of future realization.  The use of any tax loss carryforward benefits may also be limited as a result of changes in control of Company.

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

As part of the process of preparing our consolidated financial statements, we are also required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing permanent and temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our accompanying consolidated balance sheet. We must assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Correspondingly, we reduce the valuation allowance when our analysis of future taxable income indicates that it is more likely than not that the loss carryforwards will be utilized to offset taxable income.  Such reductions were recorded in fiscal 2008 and 2009 based on the Company’s projections of future taxable income. We increase the valuation allowance when facts and circumstances reflected in our analysis of future taxable income change and indicate that there is a low probability of utilization of loss carryforwards to offset taxable income.  We believe that our estimate of a valuation allowance against the deferred tax asset is appropriate based on current facts and circumstances.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions.

Concentration of Credit Risk

We have certain financial instruments that potentially subject us to significant concentrations of credit risk which consist principally of cash and cash equivalents and accounts receivable.  We maintain cash and cash equivalents in short-term money market accounts with high quality financial institutions.  Certain deposits held with banks may exceed the amount of insurance provided on such deposits; at June 30, 2010, the amount of deposits in excess of insurance provided was $1,998.  Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investments with a maturity date of three months or less when acquired to be cash equivalents.  Cash equivalents include commercial paper, money market funds and certain certificates of deposit.

Restricted cash consists of funds representing a portion of the purchase price that is held in escrow in connection with the Tritronics acquisition described in Note 5 to satisfy possible indemnification obligations.

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

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.  As of June 30, 2010 and 2009, $682 of such costs were capitalized, or $269 and $433, respectively, net of amortization.

Classification of Preferred Stock

Under U.S. GAAP a company is required to classify preferred stock as a liability rather than as a component of stockholders’ equity if there is an unconditional obligation requiring the issuer to redeem it at a specified or determinable date (or dates) or upon the occurrence of an event that is certain to occur.  Prior to being amended effective June 29, 2010 to eliminate this requirement, the Series E Certificate of Designation provided for the redemption of all outstanding shares of Series E Preferred Stock upon, among other events, any refinancing or repayment in full, redemption or other discharge or satisfaction in full of the Senior Notes and Series A and Series B Senior Subordinated Notes (Note 9).  As of June 30, 2009 and through June 29, 2010, the date of the amendment, the Company was required to classify its Series E Preferred Stock as a liability rather than as a component of stockholders’ equity for this reason, however remote.   Accordingly, as of June 30, 2010, Company was no longer required to classify Series E Preferred Stock as a liability.  As a result, the Company has recorded its Series E Preferred as temporary equity.  The classification reflects a possible redemption event not solely within the Company’s control.  Dividends on the Series E Preferred Stock are included in interest expense for the fiscal year ended June 30, 2009 and for the period July 1, 2009 through July 29, 2010 since the issue was classified as a long-term liability rather than equity for all periods through June 29, 2010.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

Reclassifications

Certain amounts in the fiscal 2009 and fiscal 2008 consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance for business combinations, which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date with limited exceptions. The guidance requires acquisition-related transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs be expensed as incurred and no longer be effectively accounted for as part of excess purchase price and intangible assets. The provisions as revised were effective for transactions within the annual reporting period beginning after December 15, 2008 and will be applied to any business combinations entered into thereafter.  At June 30, 2009, capitalized transaction costs associated with potential acquisitions in process and included in other non-current assets amounted to $1,111, which amount was written off during the year ended June 30, 2010.

In April 2009, the FASB issued authoritative guidance for business combinations for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  Management is currently evaluating the impact of this new standard on future acquisitions, if any, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any acquired contingencies.

In June 2009, the FASB Accounting Standards Codification (Codification) was issued to become the source of authoritative U.S. GAAP to be applied by nongovernmental entities and supersede all then-existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for our fiscal quarter beginning July 1, 2009. The adoption did not impact the company's consolidated financial statements.

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.  We evaluated our June 30, 2010 financial statements for subsequent events through the date the financial statements were filed with the SEC.  There were no subsequent events that would require disclosure or would affect the financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

NOTE 3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of June 30, 2010 and 2009:

	2010	2009
Computer, office equipment and fixtures	$1,642	$1,562
Machinery and equipment	587	292
Leasehold improvements	301	178
	2,530	2,032
Less: Accumulated depreciation	1,243	805
Property and equipment, net	$1,287	$1,227

Depreciation expense for the years ended June 30, 2010, 2009 and 2008 was $438, $443 and $197, respectively.

NOTE 4.	INVENTORY

Inventory consisted of the following as of June 30, 2010 and 2009:

	2010	2009
Parts	$6,650	$9,656
Cores and defective parts	2,404	2,611
Total inventory	$9,054	$12,267

NOTE 5.	RECAPITALIZATION; ACQUISITION OF VANCE BALDWIN, INC. AND TRITRONICS, INC.

On August 17, 2007 (the “Recapitalization Date”), the Company entered into a series of transactions to effect a recapitalization which included the acquisition of a new operating subsidiary for an aggregate purchase price of $27,900 (including transaction costs), the completion of a significant preferred stock issuance of $6,300, the issuance of $23,400 in senior and subordinated notes and the settlement of substantially all of the Company’s notes payable, accounts payable and accrued expenses.  On the Recapitalization Date, the Company acquired all of the outstanding equity interests in Vance Baldwin, Inc., a privately-held Florida subchapter S corporation doing business as Vance Baldwin Electronics and engaged in distribution and shipping of parts for consumer electronics, printers, appliances, and computers (“Vance Baldwin”).  Management believes that the business and operations of Vance Baldwin, which has its headquarters in Ft. Lauderdale, Florida and distribution facilities in Lawrenceville, Georgia, and Las Vegas, Nevada, complements the business and operations offered by Encompass Service and significantly expands the Company’s presence in the reverse logistics business.  Results of operations include Vance Baldwin since the Recapitalization Date.

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

On August 1, 2008 (the “Acquisition Date”), the Company acquired all of the outstanding equity interests in Tritronics, Inc., a privately-held Maryland C corporation engaged in the distribution of replacement parts and accessories for consumer electronics products (“Tritronics”).  Management believes that the business and operations of Tritronics, which has its headquarters and principal facility in Abingdon, Maryland and a second facility in Miami, Florida, complements the business and operations offered by the Company’s two other operating subsidiaries, Cyber-Test and Vance Baldwin Electronics.  Tritronics sales for the fiscal year ended April 30, 2008 amounted to $21,983.  The results of operations include Tritronics since the Acquisition date.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

The allocations of the total purchase price considerations of the assets acquired and liabilities assumed are based upon appraisals of the fair market value of the acquired assets and liabilities assumed in accordance with U.S. GAAP.  The businesses acquired are recognized leaders in its industry, have had long-term relationships with major vendors and customers, histories of increasing levels of annual sales and earnings, and introduce a number of favorable strategic opportunities to the Company; accordingly, the Company believes that the excess of purchase price over net assets acquired in both acquisitions is justified.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

   Intangible assets principally consist of customer lists which are being amortized over a ten year period, which is evaluated annually.  The Company, based on its annual assessment of customer attrition rates, records amortization on a straight-line basis.  Goodwill and intangible assets arising from the acquisition of Vance Baldwin are deductible for income tax purposes; however, goodwill and intangible assets arising from the acquisition of Tritronics are not deductible for income tax purposes.

The following unaudited pro forma financial information presents the results of operations of the Company as if the acquisitions had occurred at the beginning of fiscal 2009 and 2008.  Adjustments to the financial information related to the acquisition that affect the results of operations include the increase on cost of sales from the fair valuation of inventory acquired, interest expense associated with the debt issued in conjunction with the acquisition, amortization of the fair value of intangible assets and deferred debt financing costs and stock-based compensation.  This unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisitions occurred as of July 1, 2009 and 2008 or of results of operations that may occur in the future.

	For the year ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Net sales	$111,974	$92,417
Operating income	7,975	4,492
Net income	2,691	1,128
Net income (loss) basic and diluted per common share	$0.00	$0.00

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

	June 30, 2010	June 30, 2009
Goodwill, beginning of year	$20,627	$20,627
Write down due to impairment	(11,907)	—
Goodwill, end of year	$8,720	$20,627

Intangible assets, primarily consisting of customer lists	$15,750	$15,750
Less accumulated amortization	(4,077)	(2,502)
Total net intangible assets	$11,673	$13,248

Amortization expense for intangible assets, which are being amortized over 10 years based on the straight line method (which approximates the period in which the economic benefits are consumed), amounted to $1,575, $1,532 and $970 for the years ended June 30, 2010, 2009 and  2008.  Based on the carrying value of intangible assets as of June 30, 2010, amortization expense for the next five fiscal years will amount to the following:

For the year ending	June 30, 2011	$1,575
	June 30, 2012	$1,575
	June 30, 2013	$1,575
	June 30, 2014	$1,575
	June 30, 2015	$1,575

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

NOTE 7.	FAIR VALUE MEASUREMENTS AND GOODWILL IMPAIRMENT

Effective January 1, 2009, the Company adopted previously deferred portions of fair value measurements relating to certain nonfinancial assets and nonfinancial liabilities. The Company measures nonrecurring fair value adjustments based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy that prioritizes observable and unobservable inputs is used to measure fair value into three broad levels, which are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in inactive markets; or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Nonrecurring fair value information at June 30, 2010 is classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total	Total Loss

Goodwill	$—	—	$8,720	$8,720	$(11,907)

As described in Note 2, management reviews and evaluates goodwill, which represents a significant asset, for impairment annually at each fiscal year end and at interim periods if events indicate that the carrying value of goodwill may be impaired.  This review and evaluation as of June 30, 2010 resulted in the determination that the carrying value of goodwill exceeded its fair value and that goodwill has been impaired.  Goodwill with a carrying amount of $20,627 was written down to its implied fair value of $8,720, resulting in an impairment charge of $11,907, which was included in earnings for the year ended June 30, 2010. There was no impairment charge during the years ended June 30, 2009 and 2008.

NOTE 8.	DEFERRED ACQUISITION COSTS

Prior to June 30, 2009, the Company incurred and deferred certain legal, accounting, advisory and consulting costs relating to acquiring certain targeted businesses.  Upon the closing of an acquisition, such deferred costs were included with the purchase price in determining the total cost of acquiring the assets or capital stock of the acquired business.  As of June 30, 2009, $1,111 of these deferred costs relating to active potential acquisitions ongoing at this date were deferred by the Company and included in other assets.  As described in Note 2, the Company was required to write off such deferred transaction costs in the year ended June 30, 2010.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

NOTE 9.	NOTES PAYABLE

Notes payable consist of the following at June 30, 2010 and 2009:

	2010	2009

Note payable to officer	$310	$310
Senior notes (net of unamortized discount of $70 and $112)	9,925	11,390
Senior subordinated notes (net of unamortized discount of $275 and $364)	25,663	25,636
Convertible notes	1,206	1,206
Other notes payable	1,017	1,110
Total notes payable	38,121	38,652
Less: current portion	(38,121)	(1,596)
Notes payable, less current portion	$—	$37,056

               Classification of Notes Payable as Current

All notes payable have been classified as current liabilities at June 30, 2010 as payment has been accelerated due to the matters described in the Proposed Transaction with Lenders section below, and due to the possible satisfaction of all or part of these notes possibly occurring prior to June 30, 2011.  See the matters described in Proposed Transaction with Lenders below.

Recapitalization and Acquisition of Vance Baldwin

On the Recapitalization Date, the Company entered into a Note Purchase Agreement with Sankaty Advisors, LLC (“Sankaty”).  Pursuant to the Note Purchase Agreement, the Company issued $12,690 in aggregate principal amount of Senior Notes for an aggregate purchase price of $12,500 and $10,714 in aggregate principal amount of Subordinated Notes for an aggregate purchase price of $10,500.  The aggregate discount of $405, or $259 net of accumulated amortization as of June 30, 2009, is being amortized using the interest method over the terms of the notes.  Net proceeds amounted to $22,609 after related transaction expenses of $391, which is being amortized using the interest method over the terms of the notes. Under the Note Purchase Agreement, the Company is required to meet a Minimum Fixed Charge Coverage Ratio, a Maximum Total Leverage Ratio and a Minimum Adjusted EBITDA level, as defined.   Further, the Company is subject to an annual Excess Cash Flow Sweep whereby it is required to apply an amount equal to 50% of Excess Cash Flow (as defined) to the prepayment of Senior Notes.  The defined Excess Cash Flow formula did not require an amount to be paid for the year ended June 30, 2009; however, a $1,000 payment will be paid within 90 days of June 30, 2009, in accordance with provisions of the First Amendment to the Amended and Restated Note Purchase Agreement entered into on January 12, 2009.  For the year ended June 30, 2010, the defined Excess Cash Flow formula did not require an amount to be paid.

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

The Subordinated Notes bear interest, payable quarterly, in arrears, at 13% per annum, plus an increment of up to 4% based on a Maximum Total Leverage Ratio financial covenant.  The Subordinated Notes have a six-year term through August 17, 2013.  The Company may redeem the Subordinated Notes only following repayment of the Senior Notes in full, subject to a redemption premium, as defined.  The Subordinated Notes are secured by a second priority security interest in the assets of the Company and its subsidiaries and are guaranteed by the direct or indirect wholly-owned subsidiaries of the Company.  Interest, including the increment, was payable at 17% through June 30, 2009; effective July 1, 2009 through December 31, 2009, interest, including the increment, was payable at 15% based on the then effective Leverage Ratio (as defined).

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

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

On the Recapitalization Date, the Company also issued an unsecured convertible promissory notes in the amount of $1,000 to the seller and $206 to a creditor.  The notes accrue interest at the rate of 7% per annum, payable semi-annually, in arrears, on each January 30 and July 30, and are due and payable on October 17, 2012 to the extent the holders have not exercised their conversion rights thereunder.

Also on the Recapitalization Date, the Company entered into an unsecured note with a consulting company controlled by its former Chief Executive Officer to pay the consulting company $310, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or the six-year anniversary of the closing of the transactions described herein, for unpaid compensation under a now-terminated consulting agreement.

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

If, on August 1, 2009, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve months prior to August 1, 2009 exceeds 3.50:1, the Note Purchasers will be entitled to receive warrants, for no or nominal additional consideration, to purchase 3.5% of the shares of the Company’s outstanding common stock on a fully diluted basis.  The ratio was not exceeded.  If, on each of February 1, 2010 and August 1, 2010, the Senior Notes and Subordinated Notes have not been repaid or refinanced and the debt to EBITDA leverage ratio for the twelve month period prior to February 1, 2010 or August 1, 2010, as applicable, exceeds 3.50:1, the Note Purchasers will be entitled to receive, for no or nominal additional consideration, warrants to purchase 2% of the shares of the Company’s then outstanding common stock on a fully diluted basis (the “Warrants”) on each such date.  The Warrants expire on the first anniversary of their issuance, have anti-dilution protections and benefit from other customary protections. The Company failed to meet the February 1, 2010 EBITDA leverage ratio test; accordingly Note Purchasers earned and were granted warrants with a one-year term, to purchase 2,526,480,000 shares of the Company’s common stock for no additional or nominal consideration.   In connection therewith, the Company recorded a provision in the amount of $1,217 in the year ended June 30, 2010, which provision is included in interest expense and other financial costs, net.  Further, the Company failed to make the EBITDA leverage ratio test for the twelve month period prior to August 1, 2010; accordingly, the Note Purchasers earned and were granted a warrant to purchase 2,577,001,000 shares of the Company’s common stock in the first quarter of the year ending June 30, 2011.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

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

As described in Note 10, on March 20, 2009, the Company entered into an Equity Repurchase Waiver Agreement with Sankaty whereby it agreed to a prepayment of Senior Notes in the principal amount of $300.

Proposed Transaction with Lenders

The Company did not pay quarterly interest on its subordinated notes due on March 31, 2010 and June 30, 2010 on a timely basis due to cash constraints.  In connection with negotiations with our principal stockholder and our principal lenders, we have paid the principal and interest on the senior notes, and the negotiated cash portions of interest payments due on our senior subordinated notes for March 31 and June 30, 2010, in June and October 2010, but have not yet paid the cash portions of quarterly interest on our senior and subordinated notes, and quarterly principal payment on our senior notes, due on September 30 and December 31, 2010 and March 31, 2011.  Further, the Company has not met certain financial covenant tests at March 31, which was waived, June 30, September 30 and December 31, 2010.  Our lender has elected, pursuant to the terms of our existing debt agreement, to increase the interest rate on our senior and subordinated notes by 2% per annum over the applicable interest rate, effective as of December 31, 2009.  See Note 19 – Subsequent Events for a description of the proposed transaction contemplated by the Asset Purchase Agreement entered into by and among the Company, its subsidiaries, and Sancompass, Inc. and Encompass Supply Chain Solutions, Inc., two newly formed entities affiliated with Sankaty Advisors, LLC, and the Company’s principal lenders, on May 13, 2011.

NOTE 10.	COMMON AND PREFERRED STOCK

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

Pursuant to the formula for determining rate of conversion of the Series C Preferred Stock into common stock contained in the Certificate of Designation for the Series C Preferred, the holders of the Series C Preferred, in the aggregate, will be entitled to receive shares of common stock equal to between 72.5% and 79.5% of the common stock on a fully diluted basis except for dilution for stock options issued to management as described in Note 9 (the “Outstanding Amount”).  The conversion percentage, in the aggregate, for the Series C Preferred Stock as of June 30, 2010 and 2009 amounted to and will remain equal to 79.5% unless the conversion percentage is adjusted downward to a floor of 72.5%.

Such downward adjustment is triggered when the return, or deemed return, per share of Series C Preferred Stock meets certain defined targets (i.e., return on invested capital ranging from multiples of five to seven times) upon the occurrence of certain events as described in the Certificate of Designation for the Series C Preferred Stock.  These events include: (i) a liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, consolidation or merger of the Company with a change in control or a sale or other disposition of substantially all the assets of the Company; (ii) a conversion, or deemed conversion, in connection with a negotiated third party sale of the common stock to be issued upon such conversion; and (iii) any other conversion, or deemed conversion.

With respect to the events described in clauses (i) and (ii) above, a downward adjustment of the conversion percentage is determinable only upon the occurrence of such event because the “Conversion Value” is based upon the value per share of common stock received in the transaction event.  Therefore, only upon the occurrence of such event can the Company determine whether a target has been met and a downward adjustment of the conversion percentage effective.  With respect to the events described in clause (iii) above, the “Conversion Value” is deemed to be the average closing price per common share for the ten trading days immediately preceding the date of the transaction event.  Assuming that an event described in clause (iii) occurred as of June 30, 2009, the Conversion Value was $0.00025, which amounts to $2,100,000 and is substantially less than the target value of $31,500,000, or five times the initial amount of Series C Preferred Stock purchased.  Accordingly, a downward adjustment of the conversion percentage would not be triggered.

In the event that the number of shares of outstanding common stock is changed by any stock dividend, stock split, reclassification or recapitalization at any time shares of Series C Preferred are outstanding, the Series C Preferred conversion rate will be proportionately adjusted.

The Company is not required to deliver registered shares of common stock upon the conversion of Series C Preferred Stock into shares of common stock; however, the Company has agreed that HIG and certain other holders will have certain demand registration rights with respect to shares of common stock that it they may hold, subject to certain limitations.  The registration rights described above would apply to shares of common stock issued upon conversion of the Series C Preferred Stock.

The Series D Preferred Stock, having a par value of $0.01 per share (“Series D Preferred”), issued in the amount of $634 rank senior to the common stock and all other currently designated series of preferred stock of the Company with the exception of the Series C Preferred and the subsequently issued Series E Preferred.  Pursuant to the formula for determining the Series D Conversion Rate as set forth in the Certificate of Designation for the Series D Preferred, the holders of the Series D Preferred, in the aggregate, will be entitled to receive shares of common stock equal to 8% of the Outstanding Amount.  This interest could change if there are new issuances of equity, excluding current stock options granted.  The shares of Series D Preferred are convertible into a fixed amount of shares of common stock at the Series D Conversion Rate, subject to certain limitations during a two-year period.  Changes in the specific number of shares into which the Series C Preferred may convert, as described above, will affect the Series D conversion rate.

Dividends on the Series C and Series D Preferred, which accrue cumulatively at the rate of 12%, are only payable upon a sale of assets, merger, liquidation, dissolution or winding up of the Company.  The right to such will extinguish upon conversion of the Series C and Series D Preferred.  As of June 30, 2010, cumulative, undeclared dividends, accrued but not recorded, amounted to $1,980 and $199 for the Series C and Series D Preferred, respectively, or $1,980 and $199 per share, respectively.  As of June 30, 2009, cumulative, undeclared dividends, accrued but not recorded, amounted to $1,413 and $142 for the Series C and Series D Preferred, respectively, or $1,413 and $142 per share, respectively.  As of June 30, 2008, cumulative, undeclared dividends, accrued but not recorded, amounted to $657 and $66 for the Series C and Series D Preferred, respectively, or $657 and $66 per share, respectively.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

At the option of the board of directors, the Company may, at any time, redeem all but not less than all of the Series E Preferred by paying to the holders of the Series E Preferred in cash an amount equal to the Series E Redemption Value.  In addition, the Company must redeem all of the outstanding Series E Preferred upon the (i) consolidation or merger of the Company with or into any other person or entity in which less than a majority of the outstanding voting power of the surviving entity is held by persons who were shareholders of the Company prior to the event or (ii) refinancing, repayment, redemption or other discharge in full of the Company’s senior notes and subordinated notes issued pursuant to the Amended and Restated Note Purchase Agreement which the Company entered into in connection with the Acquisition (each a “Mandatory Redemption Event”).  Upon a Mandatory Redemption Event, the holders of the Series E Preferred will be entitled to be paid the Series E Redemption Value. Holders of the Series E Preferred have priority in respect of any payment or distribution of the assets of the Company, or proceeds therefrom, to the holders of shares of any Junior Stock.   On June 29, 2010, the holders of the Series E Preferred stock irrevocably waived all rights with respect to the mandatory redemption requirement described in (ii) above.

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
AS OF JUNE 30, 2010
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

As described in Note 2, prior to June 29, 2010, the Company was required to classify the Series E Preferred as a liability rather than as a component of stockholders’ equity in accordance with U.S. GAAP and, accordingly, dividends thereon are classified as interest expense on the consolidated statement of operations for the years ended June 30, 2010 and 2009.   Total incurred and unpaid interest expense for the year ended June 30, 2010 and 2009, which includes the amortization of the aforementioned redemption premium, amounted to $1,394 and $1,193, respectively.  The average interest rate of 33.5% for the year ended June 30, 2010 included an average dividend rate of 27.6% and average redemption premium rate of 5.9% based on an assumed redemption date of August 17, 2013.

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

The holders of the Series A-2 Preferred include the Company’s former Chief Executive Officer and President, its former Chief Operating Officer and currently an Executive Vice President, and its Executive Vice President and Chief Financial Officer, who formerly held 275 shares (or $275,000) of the Series A-1 Preferred.  Additionally, the Company’s Creditors also included the aforementioned officers, to whom the Company was obligated to pay approximately $1,048 for accrued and unpaid compensation, unreimbursed business expenses and the outstanding principal balance and accrued interest with respect to an unsecured promissory note dated April 24, 2006 issued by the Company to its former Chief Executive Officer and President.  The Company satisfied the outstanding debts with management with an aggregate payment of approximately $488 and an agreement with  its former Chief Executive Officer and President’s consulting company to pay the consulting company $310, plus interest accruing at the rate of 7% per annum, upon the earlier of a change of control of the Company or the six-year anniversary of the closing of the transactions described herein.  The former Chief Executive Officer and President also agreed to restructure a potential $250 bonus until such time as the Company satisfied certain milestones as described in his employment agreement, which did not occur.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

With the approved increase in the number of authorized shares of common stock, the Company had sufficient common shares for (i) the automatic conversion of Series A-2 Preferred into 8,412,206,677 shares of common stock, (ii) the issuance of 80,000,000 shares of restricted stock to two executives per terms of employment agreements, (iii) the effect of future conversions of Series C Preferred, Series D Preferred and Convertible Notes and (iv) the effect of future exercises of stock options.  Accordingly, the Company has classified Series C and Series D Preferred stock in stockholders’ equity in the accompanying balance sheet.

Redemption of Common Stock

On March 23, 2009, the Company acquired 3,000,000,000 shares of its common stock from an institutional stockholder for a price of $317 including expenses.  Under Florida law, such shares are deemed to be immediately canceled and, accordingly, are excluded from the total of issued and outstanding shares of common stock at June 30, 2009.   In connection with this transaction, on March 20, 2009 the Company entered into an Equity Repurchase Waiver Agreement with Sankaty whereby it agreed to a prepayment of its Senior Notes in the principal amount of $300 in exchange for a waiver of a provision of the Amended and Restated Note Purchase Agreement otherwise prohibiting such purchase.  Such prepayment also occurred in March 2009.

Proposed Transaction with Lenders

See note 19 – Subsequent Events for a description of the proposed transaction contemplated by the Asset Purchase Agreement entered into by and among the Company, its subsidiaries, and Sancompass, Inc. and Encompass Supply Chain Solutions, Inc., two newly formed entities affiliated with Sankaty Advisors, LLC and the Company’s principal lenders, on May 13, 2011.

NOTE 11.	STOCK-BASED COMPENSATION

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

The following table summarizes stock option activity for the year ended June 30, 2010:

	Shares	Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2009	10,923,525,000	$0.00075
Granted	—	$0.00075
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2010	10,923,525,000	$0.00075	7.3 years	$—
Exercisable at June 30, 2010	8,898,445,000	$0.00075	7.2 years	$—
Expected to vest at June 30, 2010	509,875,000	$0.00075	7.4 years	$—

Future stock compensation expense for unvested time-based shares at June 30, 2010, which amount to 509,875,000 shares of which all are expected to vest, will amount to $10. That cost is expected to be recognized over a weighted-average period of 1.1 years.  Unvested performance based shares at June 30, 2010, which amount to 1,515,205,000 shares, are not expected to vest.

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

The weighted-average assumptions used in the option pricing model for stock option grants in the year ended June 30, 2009 (there were no stock option grants in the year ended June 30, 2010) were as follows:

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008
Expected Volatility in Stock Price	26.6%	25.7%
Risk-Free Interest Rate	4.39%	4.39%
Expected Life of Stock Awards—Years	6	6
Weighted Average Fair Value at Grant Date	$.00005	$.0002

Stock-based compensation expense for the years ended June 30, 2010, 2009 and 2008 amounted to $384, $813 and $676, respectively.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

NOTE 12.	INCOME TAXES

	Year ended June 30,
	2010	2009	2008
Current tax expense (benefit):
Federal	$24	$80	$—
State	—	—	—
Total	24	80	—
Deferred tax expense
Federal	(4,273)	2,204	882
State	—	—	—
Utilization of net operating loss carryforward	—	(1,100)	(955)
Change in valuation allowance	8,090	(2,434)	(4,427)
Total	3,817	(1,330)	(4,500)

Income tax expense (benefit)	$3,841	$(1,250)	$(4,500)

The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the federal income tax rate of 35% in the fiscal years ended June 30, 2010 and 2009 and 34% in fiscal year ended June 30, 2008, to income/loss before income taxes:

	Year ended June 30,
	2010		2009		2008
Tax rate reconciliation:
Computed "expected” federal tax expense (benefit)	$(8,863)	35%	$563	35%	$(154)	(34)%
State taxes, net of federal benefit	18	—%	—	—%	—	—%
Nondeductible interest	488	(1.9)%	417	26%	—	—%
Goodwill impairment	4,167	(5.2)%
Purchase accounting adjustment	—	—%	(83)	(5)%	81	18%
Other permanent differences, net	(59)	0.3%	4	—%	—	—%
Total	$(4,249)	28.2%	901	56%	(73)	(16)%
Change in valuation allowance	8,090	(42.9)%	(2,151)	(134)%	(4,427)	(977)%

Income tax expense (benefit)	$3,841	14.7%	$(1,250)	(78)%	$(4,500)	(993)%

The Company’s estimated effective tax rate for fiscal years ended June 30, 2009 and 2008 exceeds statutory rates primarily because of the effect of the change in the valuation allowance to recognize a portion of deferred tax assets.

The Company recorded a valuation allowance for its net deferred tax assets, including its federal and state net operating loss, as of June 30, 2010, 2009 and 2008.

As of June 30, 2010, the Company had total net operating loss carryforwards (NOL) available to offset future Federal taxable income of approximately $31,000 expiring in the fiscal years from 2020 through 2030.   As a result of an ongoing examination of the Company’s Federal tax returns discussed further below, the Company has concluded that it is more likely than not, that its tax position taken with regard to $15,000 of the NOL cannot be sustained.  As of June 30, 2010, the Company had NOLs available for various state jurisdictions that will expire from fiscal year 2022 through 2028.  Due to the August 17, 2007 recapitalization and change in control, the Company is subject to an annual Section 382 limitation regarding its loss carryforward that can be utilized to offset taxable income.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

Deferred tax assets and liabilities as of June 30, 2010 and 2009 were comprised of the following:

	2010	2009
Deferred tax assets (liabilities):
Capital loss carryover	$2	$69
Stock-based compensation	359	509
Inventory	1,132	326
Intangible assets	766	—
Other expenses deducted for book, not yet for tax	1,049	221
Net operating loss carryover	5,251	8,112
	8,559	9,237
Valuation allowance	(8,185)	(3,256)
	374	5,981
Property and equipment	(374)	(124)
Intangible assets	—	(2,123)

Net deferred tax asset	$—	$3,734

The Company periodically assesses its ability to realize its deferred tax assets by considering whether it is more likely than not that some portion or all of deferred tax assets will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals NOLs and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.

As of June 30, 2009, based on its assessment of its ability to realize its net deferred tax asset balance, the Company determined that an additional $1,330 should be recognized.  This is reflected as an income tax benefit included in net income for the fiscal year then ended.  As of June 30, 2010, based on its assessment of its ability to realize its net deferred tax asset balance as of that date, the Company determined that it was not assured of realizing the deferred tax benefit recognized in prior years and that it was necessary to restore the valuation allowance to fully reserve the deferred tax asset.  Accordingly, the Company’s adjustment of $3,734 for this is included in income tax expense of $3,841 included in net loss for the fiscal year then ended June 30, 2010.

The Company is currently undergoing an examination of its Federal returns for fiscal 2006-2008.  All prior years’ federal returns are closed, except with respect to NOLs generated in prior years, which the aforementioned examination is reviewing.  The Company has not undergone an examination of any of its state returns for any fiscal years.

NOTE 13.	MAJOR CUSTOMERS

Sales to the Company’s three largest customers during the fiscal years ended June 30, 2010, 2009 and 2008 accounted for approximately 17%, 7% and 3%, 11%, 10% and 4%, and 23%, 19% and 10%, respectively, of total sales.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

Under the terms of current employment agreements with three executive officers that commenced August 17, 2009, the Company is obligated to pay aggregate base salaries of $815 in each of the first and second years.  Each agreement provides for two-year employment periods and a one-year option at the Company’s election.  The executives are eligible to receive cash “performance” bonuses, equal to a percent of the base salaries, determined by measuring actual EBITDA against the target EBITDA established for a fiscal year and “exit” bonuses after a “Disposition Event”, as defined, restricted shares of common stock, or options under the employment agreements, with a vesting schedule and other terms established by the Company’s Compensation Committee in its sole discretion.  In fiscal 2010 and 2008, “performance” bonuses were not achieved; in 2009, “performance” bonuses were achieved.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

 See Note 19 – Subsequent Events - Pending Litigation below for a description of a legal proceeding in which we are currently involved with our former Chief Executive Officer, a dispute involving our Chief Financial Officer and the resignation of our Chief Operating Officer.

On August 17, 2007, the Company entered into separate, two- or three-year employment agreements with certain officers of Vance Baldwin, with the three-year agreement having a one-year option at the Company’s election.  Effective August 17, 2008, the Company amended one of the executive’s employment contract to reduce the annual compensation to that executive to reflect a reduction in working days.  This agreement expired August 17, 2009.  The Company agreed to a new two-year employment agreement, with a one-year option at the Company’s election, for one of the officers effective August 17, 2009.  The Company did not exercise the option year of the three-year agreement; however, terms of a new contract are under negotiation.   Under the terms of the two officers’ agreements, the Company is obligated to pay aggregate base salaries of $515 during the year ending August 17, 2011, and each is eligible to receive cash “performance” bonuses as described above.  In fiscal 2010 and 2008, “performance” bonuses were not achieved; in 2009, “performance” bonuses were achieved.  Further, also on August 17, 2007, these two employees received an aggregate of 687.5 shares of Series D Preferred Stock with a value of $435.

Operating Lease Commitments

The Company is obligated under leases for warehouse facilities expiring at various dates through 2014.    For the fiscal years ended June 30, 2010, 2009 and 2008, rent expense amounted to $1,914, $1,499 and $796, respectively.

Future minimum aggregate lease payments as of June 30, 2010 are approximately as follows:

For the year ending June 30, 2011	$1,631

2012	1,147

2013	920

2014	561

2015	—

Total	$4,259

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of June 30, 2010, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows, except that which is disclosed in Note 19.

Advisory Agreements

Pursuant to a financial advisory agreement between Janney Montgomery Scott, LLC (“Janney”) and the Company, as amended, Janney served as financial advisor and investment banker for the Company in connection with the August 17, 2007, the Recapitalization Date, acquisition of Vance Baldwin, the sale of the Series C Preferred and the related transactions.  Pursuant to the amended agreement, Janney received total fees of $560 in cash, $100 of which was used to purchase 166.7 shares of formerly outstanding Series A-2 Preferred, which agreement also provides for additional fees upon the consummation of certain types of transactions in the future.  The Janney agreement expired prior to June 30, 2009 and has not been renewed.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

On the Recapitalization Date, the Company entered into a five-year Management Agreement with H.I.G. pursuant to which it will provide management and consulting services to the Company and its subsidiaries.  The Company will pay a cash consulting and management fee to H.I.G., currently not to exceed $500 per annum.  The Company also entered into a five-year Investment Advisory Services Agreement with H.I.G. pursuant to which it will provide certain financial advisory services to the Company and its subsidiaries.  See Note 15 below for related fees.

NOTE 15.	RELATED PARTIES

As described in Note 14, on August 17, 2007, the Company entered into separate five-year agreements with H.I.G,; a Management Agreement and an Investment Advisory Services Agreement.  During the fiscal years ended June 30, 2010, 2009 and 2008, fees earned and payable to H.I.G. for management services were $555, $485 and $350, respectively, and fees earned and paid to H.I.G. for investment advisory services were $-0-, $200 and 525, respectively.  In connection with negotiations with the Company’s principal lender described in Note 9, H.I.G agreed to defer payment of its quarterly fees for management services beginning with the quarter ended March 31, 2010 until a to-be-determined date in the future.  At June 30, 2010, unpaid and accrued management fees amounted to $290.

As described in Note 9, on August 17, 2007, the Company entered into a note agreement for $310, plus interest at 7% per annum accruing but not paid, with Danson Partners, LLC (DPL), the consulting firm of its former President and Chief Executive Officer, for compensatory services and reimbursable expenses under a prior Service Agreement that terminated December 31, 2005.

In connection with the recapitalization effective August 17, 2007 as described in Note 5, the Company and DPL entered into a license agreement whereby the Company effectively assumed the Danson Partners’ lease obligation for a total of approximately 2,300 square feet of office space, as well as agreed to lease certain furniture, fixtures computers, servers and software, for a monthly fee of approximately $10. The license agreement was co-terminus with the underlying office lease that expired May 31, 2010.  Effective June 1, 2010, the Company and DPL entered into a new license agreement through November 30, 2010, renewable for up to five additional six-month periods, for the same space and equipment.  The Company gave written notice to terminate the license agreement effective November 30, 2010.

NOTE 16.	RETIREMENT PLANS

The Company maintains a 401K Profit Sharing Plan for substantially all of its eligible employees.  The expense incurred for the years ended June 30, 2010, 2009 and 2008 amounted to $233, $141 and $55, respectively.

NOTE 17.	SEGMENT INFORMATION

Effective July 1, 2009, due to changed circumstances, the Company aggregates the two formerly separately identified segment components, repair and distribution, into one reportable segment. Accordingly, the Company now has a single operating and reportable segment.  For the years ended June 30, 2010, 2009 and 2008, revenue for the Company’s two segment components, repair and distribution, amounted to the following:

Segment components	2010	2009	2008
Repair	$8,077	$15,236	13,611
Distribution	80,130	94,848	50,716
Total	$88,207	$110,084	64,327

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

For the years ended June 30, 2010, 2009 and 2008, the Company’s U.S. and foreign revenue amounted to the following:

	2010	2009	2008
U.S.	$85,401	$108,226	$62,175
Foreign	2,806	1,858	2,152
Total	$88,207	$110,084	$64,327

NOTE 18.            SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

The following are the payments made during the fiscal years ended June 30, 2010, 2009 and 2008 for income taxes and interest:

	2010	2009	2008
Income taxes	$108	$25	$—
Interest	$3,833	$2,503	$2,135

Fiscal Year Ended June 30, 2010:

(1)
In connection with the Note Purchase Agreement with its principal lender, the Company issued a warrant, having a value of $1,217, to the lender to purchase 2,526,280,000 shares of the Company’s common stock.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

NOTE 19.	SUBSEQUENT EVENTS

Proposed Transaction with Lenders

On February 11, 2011, Sankaty Advisors, LLC (“Sankaty”), advisor to the Company’s principal lenders (the “Lenders”), submitted to the Company’s Board of Directors a proposal pursuant to which, if accepted, ownership of substantially all of the assets of the Company would be transferred to a new entity controlled by the Lenders, in exchange for assuming or extinguishing the Company’s obligations to the Lenders, payment of certain Company expenses and the payment to the Company of cash and issuance of equity in the new company.  A special committee comprised of all of the Company’s directors who are not affiliated with the Company’s majority shareholder was formed to evaluate the proposal.  No member of the Company’s management currently serves on its Board of Directors.

On May 13, 2011, following negotiations among the parties, the Company and its operating subsidiaries entered into an Asset Purchase Agreement providing for the sale of substantially all of their assets to Encompass Supply Chain Solutions, Inc. (the “Buyer”).  The Buyer is a newly formed entity affiliated with Sankaty and the Lenders.

Under the Asset Purchase Agreement, the Buyer will acquire substantially all of the Company’s and its subsidiaries’ assets (other than any assets of certain inactive subsidiaries).  The Buyer will assume the Company’s senior debt held by the Lenders.  The Lenders will contribute the Company’s subordinated debt to the Buyer, and the Buyer will contribute the subordinated debt to the Company, effectively extinguishing the subordinated debt.  In addition,

•	The Buyer will assume all of the Company’s other liabilities except for specified excluded liabilities (as described below).
•	The Buyer will pay $1,000 in cash purchase price.
•	The Company will receive common equity in the Buyer’s parent company (the “Parent”), a newly formed entity affiliated with the Lenders. The equity is discussed further below.
•	The Buyer will reimburse up to $150 of the Company’s transaction expenses, and will contribute a scheduled amount to the settlement of certain liabilities.
•
The Lenders will surrender their equity interests in the Company.  Currently, the Lenders own shares of the Company’s Series C Preferred Stock and Series E Preferred Stock, as well as warrants to acquire shares of the Company’s common stock at a nominal price.

•
The Company is expected to receive preferred equity of the Parent, which is then expected to be exchanged for all of the subordinated debt owed by the Company to the former majority shareholders of the Company’s subsidiaries, Vance Baldwin, Inc., and Tritronics, Inc. (the “Baldwin/Tritronics Parent Equity”).  This subordinated debt (approximately $2,045 in the aggregate) was issued as part of the purchase price for those subsidiaries.

Excluded liabilities include:

•	the debt held by the former Tritronics and Vance Baldwin shareholders (which is expected to be cancelled in exchange for the Baldwin/Tritronics Parent Equity as described above);
•	any obligations to the Company’s former CEO, Wayne Danson, arising from pending litigation between Mr. Danson and the Company regarding the termination of his employment;
•	any obligations to Mr. Danson, arising from a letter agreement between the Company and Mr. Danson, executed in the 2007, relating to $310 in accrued consulting fees;
•	a note in the principal amount of $206 held by the Company’s counsel;
•	transaction expenses in excess of $150;
•	liabilities to employees, unless the liability is caused or increased by the Buyer’s failure to offer employment to any Company employee; and
•	the Company’s or its subsidiaries’ tax liabilities.

A portion of the purchase price ($350) will be placed in escrow to cover the Company’s indemnification obligations under the Asset Purchase Agreement.  In addition, the Company will be prohibited from making any cash distributions to shareholders or payments to affiliates for two years after closing under the Asset Purchase Agreement.  The Company will be required to indemnify the Buyer for any losses and expenses arising from:

•	a breach of any representation or warranty by the Company relating to employee benefits or taxes;
•	a breach or violation of any covenant of the Company relating to taxes;
•	the excluded liabilities; and
•
certain claims arising from the bankruptcy proceeding relating to Circuit City Stores, Inc. in the United States Bankruptcy Court for the Eastern District of Virginia in which Tritronics and Vance Baldwin were named as defendants in adversary proceedings in November 2010. (See description below.)

The Company’s indemnification liability is limited to an amount equal to the sum of the following: (1) the escrow amount, (2) cash on hand to the extent it exceeds claims payable to third parties, and (3) distributions to shareholders or payments to affiliates made in contravention of the Asset Purchase Agreement.

The closing of the transactions contemplated by the Asset Purchase Agreement is subject to a number of conditions.

The Company may terminate the Asset Purchase Agreement if, before the closing, it enters an acquisition agreement with a third party that provides, on terms reasonably acceptable to the Buyer, for payment in full of the senior and subordinated notes held by the Lenders.  As of May 31, 2011, that amount was approximately $42,000.  In the event the Asset Purchase Agreement is terminated on this basis, the Company must reimburse Buyer’s transaction expenses.  The financial advisor to the Special Committee of the Board of Directors has been authorized to contact parties who may have an interest in acquiring the Company or its assets.

The Company’s Board of Directors approved the Asset Purchase Agreement after receiving the recommendation of the special committee.  The special committee was advised by the financial advisor who rendered an opinion that the transaction contemplated by the Asset Purchase Agreement is fair to the Company, from a financial point of view.  The special committee will evaluate any potential alternative transaction brought to its attention by the financial advisor.

If the transactions contemplated in the Asset Purchase Agreement and the exchange of the Baldwin/Tritronics Parent Equity for the subordinated debt held by the former Tritronics and Vance Baldwin shareholders are effected, the Company’s assets/liabilities would consist of cash remaining after payment of expenses of the transaction in excess of $150 and liabilities not assumed by the Buyer, as well as the common stock of the Parent.  The common stock in the Parent that the Company will receive will represent a 15% interest in the common equity of the Parent, but there will be approximately $10,000 in secured debt and at least $33,000 in preferred equity senior to the common stock the Company will receive.  Accordingly, the Company does not place any significant value on the common stock.  The Company does not anticipate a material amount of cash will remain after payment of expenses and non-assumed liabilities.  The liquidation preference and accrued dividends of the Company’s remaining preferred stock will exceed $11,000.  Therefore the transactions contemplated by the Asset Purchase Agreement will not result in any distribution to common shareholders.

The transactions contemplated by the Asset Purchase Agreement are expected to permit the business currently conducted by the Company to operate profitably with reduced debt and a more favorable capital structure.  As the Company will be divested of its businesses as assets, however, those improvements will not benefit the Company or its shareholders.

The Asset Purchase Agreement requires shareholder approval.  All classes of the Company’s voting preferred stock will vote together with the common stock as one class, with each share of preferred stock entitled to cast a number of votes equal to the number of common shares into which it can be converted.  Because of this, the holder of a majority of the Company’s outstanding Series C Preferred Stock, ACT-DE, LLC, has sufficient votes to approve the Asset Purchase Agreement without the vote of any other shareholders.  ACT-DE, LLC has committed to vote for approval of the Asset Purchase Agreement pursuant to a Voting Agreement between ACT-DE, LLC and the Buyer.

Circuit City Bankruptcy Proceedings

In November 2010, Tritronics and Vance Baldwin were named as defendants in adversary proceedings in a bankruptcy proceeding relating to Circuit City Stores, Inc. in the United States Bankruptcy Court for the Eastern District of Virginia (Alfred Siegel, as Liquidating Trustee of the Circuit City Stores, Inc. Liquidating Trust v. Tritronics, Inc., Bankruptcy Case No. 08-35653-KRH, Adversary No. 10-03753-KRH and Alfred Siegel, as Liquidating Trustee of the Circuit City Stores, Inc. Liquidating Trust v. Vance Baldwin, Inc., Bankruptcy Case No. 08-35653-KRH, Adversary No. 10-03257-KRH).  The Company considers the plaintiff trustee’s allegations against Tritronics immaterial.  The plaintiff trustee is seeking (i) to reduce Vance Baldwin’s unsecured claim against Circuit City from $298 to $80 and its Section 503(b)(9) unsecured, priority claim from $632 to $352, (ii) to preclude Vance Baldwin’s unliquidated claim, and (iii) to recover alleged preference claims of up to approximately $2,184 and alleged unpaid obligations of up to approximately $1,044.

Tritronics has settled with the plaintiff trustee for a minor amount.  Vance Baldwin has answered the trustee’s allegations and will enter into mediation proceedings with the trustee in September 2011.

Vance Baldwin has received informal discovery from the plaintiff trustee.  Formal discovery in this proceeding is stayed until after the parties complete such mandatory mediation.  If the parties fail to reach a settlement prior to or after the mediation, then formal discovery will commence and the parties will begin to prepare for trial.

Management believes that Vance Baldwin has a strong defense to the preference claims and that alleged unpaid obligations are either appropriately reserved for or are without merit.  Management believes that the outcome of this matter will not have a material impact on the Company’s results of operations or financial position.

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(Dollars in thousands, except per share amounts)

Management believes that the outcome of this matter will not have a material impact on the Company’s results of operations or financial position.

Advisory Agreement

Pursuant to an  advisory services agreement between the Company and Phoenix Management Services, Inc. (“Phoenix”) effective August 4, 2010, Phoenix, in an initial phase, reviewed management’s identified cost savings, determined if there are other material cost reduction opportunities available to the Company and provided an evaluation of the overall  operations organization structure and process flow.  A second, or implementation, phase is in process.  In connection therewith, an interim Chief Executive Officer was appointed for an indefinite period.

Dispute with Former Chief Executive Officer

In December, 2010, Wayne I. Danson, the Company’s former Chief Executive Officer, brought suit against the Company and each of its directors in the United States District Court for the Southern District of New York.  Mr. Danson’s complaint seeks severance in the amount of $315, approximately $45 in other damages, statutory damages under the New York Labor law and attorney’s fees, less the amount of severance paid.  The Company has paid approximately $225 as severance to Mr. Danson as of June 15, 2011.

On March 10, 2011, the directors were dismissed from the suit.

Resignation of Chief Operating Officer

On November 10, 2010, Steven Miller, the Company’s former Chief Operating Officer, resigned from his employment with the Company and from his position as Executive Vice-President of the Company.

~ end of filing ~