Form 10-Q
period 2010-09-30
Encompass Group Affiliates, Inc
filed 2011-06-27
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE EXCHANGE ACT OF 1934

Commission File Number 000-30486

Encompass Group Affiliates, Inc.
(Exact name of registrant as specified in its charter)

Florida
(State or other jurisdiction
of incorporation or organization)

65-0738251
(IRS Employer Identification No.)

775 Tipton Industrial Drive, Lawrenceville, GA 30046
(Address of principal executive offices)

(800) 432-8542
(Issuer’s telephone number)

420 Lexington Avenue, New York, NY 10170
(Former name of former address, if changed since last report.)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 17, 2011

Common Stock, no par value per share	13,286,151,226 shares

Encompass Group Affiliates, Inc.
Index To Form 10-Q

 Page No.

Part I - Financial Information (Dollars in thousands, except share data)

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets As Of September 30, 2010 (Unaudited) and June 30, 2010	2

	Condensed Consolidated Statements Of Operations (Unaudited) For The Three Months Ended September 30, 2010 and 2009	3

	Condensed Consolidated Statement Of Stockholders’ Deficiency (Unaudited) For The Three Months Ended September 30, 2010	4

	Condensed Consolidated Statements Of Cash Flows (Unaudited) For The Three Months Ended September 30, 2010 and 2009	5

	Notes To Condensed Consolidated Financial Statements (Unaudited)	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27-28

Part II - Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29-32

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	[Removed and Reserved]	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

As used herein, the terms the “Company,” “Encompass Group Affiliates,” “we,” “us” or “our” refer to Encompass Group Affiliates, Inc., a Florida corporation.

Unless otherwise noted herein, dollars are presented in thousands, except for per share amounts.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in the "Management’s Discussion and Analysis or Plan of Operation" and elsewhere in this quarterly report constitute "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act")) relating to us and our business, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth.  All statements, other than statements of historical facts, included in this quarterly report  that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations are forward-looking statements.  Without limiting the generality of the foregoing, words such as "may,” “believes,” ”expects,” "anticipates,” "could,” "estimates,” “plan,” "continue," “will,” “seek,” “scheduled,” “goal” or “future” or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Any or all of our forward-looking statements may turn out to be wrong.  They may be affected by inaccurate assumptions that we might make or by known or unknown risks or uncertainties.   Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Part I  - Financial Information
Item 1. – Financial Statements
	September 30, 2010	June 30, 2010
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$2,778	$3,067
Accounts receivable, net of allowance for doubtful
accounts of $351 and $372, respectively	6,857	7,670
Inventory	8,263	9,054
Due from vendors	1,653	2,075
Prepaid expenses and other current assets	3,198	2,919
Total Current Assets	22,749	24,785
Property and equipment, net	1,297	1,287
Other Assets
Intangible assets, net	11,279	11,673
Goodwill	8,720	8,720
Other assets	511	526
Total Other Assets	20,510	20,919

TOTAL ASSETS	$44,556	$46,991

LIABILITIES, SERIES E PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$12,935	$12,039
Notes payable	38,151	38,121
Total Current Liabilities	51,086	50,160

Long Term-Liabilities	295	309
TOTAL LIABILITIES	51,381	50,469
COMMITMENTS AND CONTINGENCIES

SERIES E PREFERRED STOCK	7,453	6,753
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value, 25,000 authorized, 3,000 shares issued and outstanding for Series C , Series D and Series E:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $8,659 and $8,469 at September 30 and June 30, 2010, respectively)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $871 and $852 at September 30 and June 30, 2010, respectively)	—	—
Common stock, no par value, 230,000,000,000 shares authorized, 13,286,151,000 shares issued and outstanding at September 30 and June 30, 2010	36,152	36,152
Additional paid-in capital	11,333	10,761
Accumulated deficit	(61,763)	(57,144)
Total Stockholders' Deficiency	(14,278)	(10,231)
TOTAL LIABILITIES, SERIES E PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY	$44,556	$46,991

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Three Months Ended
	September 30,
	2010	2009

NET SALES	$22,802	$22,974
COST OF SALES	19,066	17,420
GROSS PROFIT	3,736	5,554

OPERATING EXPENSES

Depreciation and amortization	522	502
Selling, general and administrative expenses	5,056	4,604
Write-off of deferred transaction costs	—	1,111

TOTAL OPERATING EXPENSES	5,578	6,217

Loss From Operations	(1,842)	(663)

OTHER INCOME (EXPENSE)
Interest expense and other financial costs, net	(2,783)	(1,621)
Other income	6	5
TOTAL OTHER EXPENSE, NET	(2,777)	(1,616)

LOSS BEFORE INCOME TAXES	(4,619)	(2,279)

Income tax benefit	—	900

NET LOSS	(4,619)	(1,379)
Cumulative dividends on preferred stock	(908)	(208)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,527)	$(1,587)

Basic and diluted net loss per common share	$—	$—
Basic and diluted weighted average number of common shares outstanding	13,286,151,000	13,286,151,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
 (UNAUDITED)
(Dollars in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE AT JULY 1, 2010	2,000	$—	13,286,151,000	$36,152	$10,761	$(57,144)	$	(10,231)

Stock-based compensation	—	—	—	—	31	—		31
Warrants issued to lender	—	—	—	—	1,241	—		1,241
Series E preferred stock dividend	—	—	—	—	(700)	—		(700)
Net loss	—	—	—	—	—	(4,619)		(4,619)

BALANCE AT SEPTEMBER 30, 2010	2,000	$—	13,286,151,000	$36,152	$11,333	$(61,763)		$(14,278)

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2010	2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(4,619)	$(1,379)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	534	585
Deferred income taxes	—	(900)
Provision for doubtful accounts	(21)	35
Stock-based compensation	31	126
Preferred dividend classified as interest	—	359
Write-off of deferred transaction costs	—	1,111
Financial costs in connection with warrant issuance	1,241	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	—	1,510
Accounts receivable	835	1,559
Inventory	792	751
Due from vendors	422	129
Prepaid expense and other assets	(308)	(170)
Increase (decrease) in liabilities:
Escrow liability	—	(1,510)
Accounts payable and accrued expenses	896	(2,673)
Net cash used in operating activities	(197)	(467)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(89)	(85)
Net cash used in investing activities	(89)	(85)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on notes payable	(3)	(135)
Net cash used in financing activities	(3)	(135)

Net decrease in cash and cash equivalents	(289)	(687)

Cash and cash equivalents at beginning of period	3,067	5,536

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,778	$4,849

See accompanying notes to unaudited condensed consolidated financial statements

NOTE 1.	ORGANIZATION AND BUSINESS

Asset Purchase Agreement

On May 13, 2011, the Company and its subsidiaries, Encompass Parts Distribution, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Tritronics, Inc. and Encompass Service Solutions, Inc., entered into an Asset Purchase Agreement with Sancompass, Inc. and Encompass Supply Chain Solutions, Inc., which are affiliated with the Company’s principal lenders.  The Asset Purchase Agreement provides for the sale of substantially all of the Company’s assets and the assets of its subsidiaries to Encompass Supply Chain Solutions, Inc. (the “Buyer”) in exchange for the following consideration: (i) the assumption by the Buyer of substantially all of the Company’s liabilities and the liabilities of its subsidiaries (including all of the obligations in respect of the Company’s senior indebtedness owed to its principal lenders), subject to certain exclusions as set forth in the Asset Purchase Agreement, (ii) the transfer of the subordinated debt held by the Company’s principal lenders in one subsidiary for cancellation, (iii) a cash payment of $1,000; (iv) the issuance to the Company of a 15% common equity interest in Sancompass, Inc., the parent company of the Buyer, and (v) the assumption or discharge of certain of the Company’s other liabilities and expenses.  If the transactions contemplated by the Asset Purchase Agreement are completed, the Company’s assets/liabilities would consist of cash remaining after payment of expenses of the transaction in excess of $150 and liabilities not assumed by the Buyer, as well as the common stock of Sancompass, which will rank junior to approximately $10,000 in senior secured indebtedness and approximately $32,000 in preferred equity.  The Company does not anticipate a material amount of cash will remain after payment of expenses and non-assumed liabilities.  The liquidation preference and accrued dividends of the Company’s preferred stock exceeds $11,000.  Therefore, it is not expected that the sale will result in any distribution to common shareholders.

Organization

Encompass Group Affiliates, Inc., a Florida corporation, specializes in the technology aftermarket service and supply chain known as reverse logistics.  The Company’s wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc. ("EPD") and Encompass Service Solutions, Inc. (collectively "we," "us," "our," “Encompass” or the "Company"), operate businesses that provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services for flat panel display products, returns management services and anticipates providing end-of-life cycle services for all such products.

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

In connection with its strategy of expanding internationally, EPD has formed subsidiaries in Mexico and Canada to provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services and returns management services.  Both operations have hired employees, outfitted warehouses and commenced shipping to customers, albeit on a limited basis.

Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company incurred an operating loss of $1,842 and a net loss of $4,619 for the three months ended September 30, 2010, and an operating loss of $16,864 and a net loss of $28,774 for the fiscal year ended June 30, 2010.  The Company's condensed consolidated balance sheet reflects a stockholders’ deficiency of $14,278 as of September 30, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These condensed consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. Management believes that the Company needs to restructure or refinance all or a portion of its existing indebtedness to continue its operations.  The Company has undertaken or anticipates undertaking certain actions to increase sales revenue and reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Management cannot be certain that restructuring or refinancing of its existing indebtedness will be available on acceptable terms, or at all.  Management’s plans regarding those matters are described in Note 5 – Notes Payable and Note 12 – Subsequent Events.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of and for the three months ended September 30, 2010 and 2009 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.   The June 30, 2010 balance sheet has been derived from the audited financial statements as of that date.

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

Effective June 30, 2010, the Company changed its method for estimating the value of its Philips inventory and the required reserve for excess and obsolete inventory.  This change resulted in an immaterial additional increase in the reserve during the three months ended September 30, 2010.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investments with a maturity date of three months or less when acquired to be cash equivalents.  Cash equivalents include commercial paper, money market funds and certain certificates of deposit.

Restricted cash consisted of funds representing a portion of the purchase price that was held in escrow in connection with an acquisition to satisfy possible indemnification obligations.  Such amount was paid on September 30, 2009.

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

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the consolidated balance sheets.  Such core charges amounted to $1,694 and $1,702 as of September 30 and June 30, 2010, respectively.  Cores physically returned by customers to the Company awaiting return to vendors are included in inventory.

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

Accordingly, the carrying value of goodwill is evaluated principally in relation to the operating performance, specifically historical or projected adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as appropriate in the circumstances.  The key risk factor that determines whether the carrying value of goodwill had been impaired as of June 30, 2010 was a significant decline in Company’s projected EBITDA in future periods based on then current business conditions.  The EBITDA multiple valuations used were based on six times a projected EBITDA estimate.  Management based its projected EBITDA estimate on annualized EBITDA calculated after giving effect to certain cost reduction initiates that have been implemented or are underway.  This reasonableness of the EBITDA multiple is supported by recent M&A activity information.

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

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.  As of September 30, 2010 and June 30, 2010, $682 of such costs were capitalized, or $241 and $269, respectively, net of amortization.

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

Shipping and Handling Costs

The Company includes shipping costs, associated with outbound freight, in cost of sales.  Total shipping costs included in cost of sales for the three months ended September 30, 2010 and 2009 were $1,208 and $1,488, respectively.

Loss Per Share

Basic net loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per share is based upon the addition of the effect of common stock equivalents (convertible preferred stock and convertible notes payable, potentially dilutive stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive.

For the three months ended September 30, 2010 and 2009, potentially dilutive securities that could have been issued upon conversion of convertible preferred stock and convertible notes were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.  Potentially dilutive securities for the three months ended September 30, 2010 and 2009 totalled 115,614,655,000 and 110,511,314,000 shares, respectively.

At each of September 30, 2010 and 2009, potentially dilutive securities attributable to stock option grants totalled 10,923,525,000 shares.  Such options to purchase shares of common stock at $.00075 were not include in the computation of diluted EPS for the years then ended because the options’ exercise price was greater than the average market price of the common shares.

Concentration of Credit Risk

Sales to two customers in each period accounted for approximately 23.7% and 9.6% of net sales for the three months ended September 30, 2010, and approximately 9.0% and 8.1% of net sales for the three months ended September 30, 2009.

The Company has certain financial instruments that potentially subject it to significant concentrations of credit risk which consist principally of cash and cash equivalents and accounts receivable.  Certain deposits held with banks may exceed the amount of insurance provided on such deposits.  At September 30, 2010, the amount of deposits in excess of insurance provided was $116.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Management periodically assesses the Company’s ability to realize its deferred tax asset, which is a significant asset, by considering whether it is more likely than not that some portion or all of the deferred tax asset will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration of the Company’s net operating loss carry forwards (“NOLs”).  Estimates of future taxable income over the periods for which the NOLs are applicable require assumptions as to revenue and expenses, and differences between projected taxable income and book income.  Projected taxable income is expected to exceed projected book income as the dividend on Series E Preferred Stock classified as interest expense under U.S. GAAP is likely not deductible for tax purposes. Projected taxable income in any year may exceed the Company’s annual limitation under Internal Revenue Code Section 382, regarding the amount of loss carryforward that can be utilized to offset such taxable income.  Amounts below the annual limitation may be carried forward to future years.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management.  Although management believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.

As part of the process of preparing our consolidated financial statements, we are also required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing permanent and temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our accompanying consolidated balance sheet. We must assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Correspondingly, we reduce the valuation allowance when our analysis of future taxable income indicates that it is more likely than not that the loss carryforwards will be utilized to offset taxable income.  Such a reduction was recorded in fiscal 2009 based on the Company’s projections of future taxable income at that time. We increase the valuation allowance when facts and circumstances reflected in our analysis of future taxable income change and indicate that there is a low probability of utilization of loss carryforwards to offset taxable income.  We believe that our estimate of a valuation allowance against the deferred tax asset is appropriate based on current facts and circumstances.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  The Company defines the federal jurisdiction as well as various multi-state jurisdictions as “major” jurisdictions.  The Company is currently undergoing an examination of its Federal returns for fiscal 2003-2009.  All prior years’ federal returns are closed, except with respect to NOLs generated in prior years.  The Company has not undergone an examination of any of its state returns for any fiscal years.

Reclassifications

Certain amounts in the fiscal 2010 condensed consolidated financial statements have been reclassified to conform to the fiscal 2011 presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance for business combinations, which establishes the principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date with limited exceptions. The guidance requires acquisition-related transaction costs such as investment banking fees, accounting fees, legal fees, appraisal fees and Company-incurred direct out-of-pocket costs be expensed as incurred and no longer be effectively accounted for as part of excess purchase price and intangible assets. The provisions as revised were effective for transactions within the annual reporting period beginning after December 15, 2008 and will be applied to any business combinations entered into thereafter.  At June 30, 2009, capitalized transaction costs associated with potential acquisitions in process and included in other non-current assets amounted to $1,111, which amount was written off during the three month period ended September 30, 2009.

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

In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued to become the source of authoritative U.S. GAAP to be applied by nongovernmental entities and supersede all then-existing non-Securities and Exchange Commission (“SEC”) accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for our fiscal quarter beginning July 1, 2009. The adoption did not impact the Company's consolidated financial statements.

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.  We evaluated our September 30, 2010 financial statements for subsequent events through the date the financial statements were filed with the SEC.   There were subsequent events that are disclosed in Note 12 - Subsequent Events to the accompanying condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3.               INVENTORY

Inventory consisted of the following:
	September 30, 2010	June 30, 2010

Parts	$5,797	$6,650
Cores and defective parts	2,466	2,404
Total inventory	$8,263	$9,054

NOTE 4.               INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2010	June 30, 2010

Intangible assets, primarily consisting of customer lists	$15,750	$15,750
Less accumulated amortization	(4,471)	(4,077)
Total net intangible assets	$11,279	$11,673

Amortization expense for intangible assets amounted to $394 for each of the three month periods ended September 30, 2010 and 2009.

NOTE 5.               NOTES PAYABLE

Notes payable consisted of the following at September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Note payable to officer	$310	$310
Senior notes, net	9,935	9,925
Series A and Series B senior subordinated notes, net	25,686	25,663
Convertible notes	1,206	1,206
Other notes payable	1,014	1,017
Total notes payable	38,151	38,121
Less: current portion	(38,151)	(38,121)
Notes, less current portion	$—	$—

 Classification of Notes Payable as Current

All notes payable have been classified as current liabilities at June 30 and September 30, 2010 as payment has been accelerated due to the matters described in the Proposed Transaction with Lenders section below, and due to the possible satisfaction of all or part of these notes possibly occurring prior to June 30, 2011.

Proposed Transaction with Lenders

The Company did not pay quarterly interest on its subordinated notes due on March 31, 2010 and June 30, 2010 on a timely basis due to cash constraints.  In connection with negotiations with our principal stockholder and our principal lenders, we paid the principal and interest on the senior notes, and the negotiated cash portions of interest payments due on our senior subordinated notes, for March 31 and June 30, 2010, in June and October 2010, respectively, but have not yet paid the cash portions of quarterly interest on our senior and subordinated notes, and quarterly principal payment on our senior notes, due on September 30, 2010 and December 31, 2010.  Further, the Company has not met certain financial covenant tests at March 31 (which was waived), June 30, September 30 and December 31, 2010.  Our lenders have elected, pursuant to the terms of our existing debt agreement, to increase the interest rate on our senior and subordinated notes by 2% per annum over the applicable interest rate, effective as of December 31, 2009.  See Note 12 – Subsequent Events for a description of the proposed transaction contemplated by the Asset Purchase Agreement entered into by and among the Company, its subsidiaries, and Sancompass, Inc. and Encompass Supply Chain Solutions, Inc., two newly formed entities affiliated with Sankaty Advisors, LLC and the Company’s principal lenders, on May 13, 2011.

NOTE 6.               PREFERRED AND COMMON STOCK

Dividends in the amount of $700 and $360 were earned by holders of Series E Preferred Stock but not paid in the three month periods ended September 30, 2010 and 2009, respectively.  Such dividend for the three months ended September 30, 2009 is included in interest expense since, prior to June 30, 2010, the issue was classified as a liability rather than equity, with the related liability for dividends included in the Series E Preferred Stock balance in long-term liabilities in the condensed consolidated balance sheet.

As a result of the Company failing to meet a certain EBITDA leverage ratio covenant tests as of August 1, 2010, the Company’s principal lenders earned warrants with a one year term to purchase 2,577,001,000 shares of the Company’s common stock for no additional or nominal consideration.  In connection therewith, the Company recorded a provision in the amount of $1,241 in the three month period ended September 30, 2010, which provision is included in interest expense and other financial costs, net.

On May 13, 2011, the Company, its subsidiaries, and Sancompass, Inc. and Encompass Supply Chain Solutions, Inc., two newly formed entities affiliated with Sankaty Advisors, LLC and the Company’s principal lenders, entered into an Asset Purchase Agreement pursuant to which Encompass Supply Chain Solutions will acquire substantially all of the Company’s and its subsidiaries’ assets (other than any assets of certain inactive subsidiaries) and will assume the Company’s senior debt held by its principal lenders.  The Asset Purchase Agreement further contemplates that the lenders will surrender their shares of the Company’s preferred stock, as well as warrants to acquire shares of the Company's common stock at a nominal price.  Even if the transactions contemplated by the Asset Purchase Agreement are completed, the liquidation preference and accrued dividends of the Company’s preferred stock that will remain outstanding will exceed approximately $16,000.  See the description of the proposed transaction contemplated by the Asset Purchase Agreement in Note 12 – Subsequent Events.

NOTE 7.              COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of September 30, 2010, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows, except that which is disclosed in Note 12 – Subsequent Events.

Lease Obligations

As of September 30, 2010, future minimum aggregate lease payments for the next five fiscal years and in the aggregate are approximately as follows:

For the year ending	June 30, 2011	$1,125
	June 30, 2012	1,036
	June 30, 2013	709
	June 30, 2014	588
	June 30, 2015	235
		$3,693

Advisory Agreement

Pursuant to an advisory services agreement between the Company and Phoenix Management Services, Inc. (“Phoenix”) effective August 4, 2010, Phoenix, in an initial phase, reviewed management’s identified cost savings, determined if there are other material cost reduction opportunities available to the Company and provided an evaluation of the overall operations organization structure and process flow.  A second, or implementation, phase is in process.  In connection therewith, a principal of Phoenix Management Services was appointed as interim Chief Executive Officer of the Company for an indefinite period.

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

There were no stock option grants awarded in the three months ended September 30, 2010 and 2009.

The following table summarizes stock option activity for the three months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at June 30, 2010	10,923,525,000	$0.00075
Granted	—	—
Exercised	—	—
Canceled or expired	—	$—

Outstanding at September 30, 2010	10,923,525,000	$0.00075	7.3

Exercisable at September 30, 2010	9,233,335,000	$0.00075	7.2

Expected to vest	349,529,000	$0.00075	7.8

Stock-based compensation expense for the three months ended September 30, 2010 and 2009 amounted to $31 and $126, respectively.  As of September 30, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $0 as the Company’s market price of common stock was less than the exercise price for all options.

NOTE 9.               RETIREMENT PLANS

The Company maintains 401K profit sharing plans for substantially all of its eligible employees.  The expense incurred for the three months ended September 30, 2010 and 2009 amounted to $47 and $52, respectively.

NOTE 10.            INCOME TAXES

The Company periodically assesses its ability to realize its deferred income tax assets by considering whether it is more likely than not that some portion or all of deferred income tax assets will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals of NOLs and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.  The Company recorded a tax provision (benefit) of $0 for the three months ended September 30, 2010, and a tax provision (benefit) of $(900) for the three months ended September 30, 2009, the latter based on a re-evaluation of its valuation allowance as of September 30, 2009, which amount was subsequently restored as of June 30, 2010.

NOTE 11.            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the three months ended September 30, 2010 and 2009 for income taxes and interest:
	2010	2009
Income taxes	$11	$35
Interest	123	1,328

Three Months Ended September 30, 2010:

(1)	On August 1, 2010, the Company became obligated to issue a warrant, having a value of $1,241, to its principal lender to purchase 2,577,001,000 shares of the Company’s common stock.

NOTE 12.            SUBSEQUENT EVENTS

Proposed Transaction with Lenders

On February 11, 2011, Sankaty Advisors, LLC (“Sankaty”), advisor to the Company’s principal lenders (the “Lenders”), submitted to the Company’s Board of Directors a proposal pursuant to which, if accepted, ownership of all of the assets of the Company would be transferred to a new entity controlled by the Lenders, in exchange for assuming or extinguishing the Company’s obligations to the Lenders, payment of certain Company expenses and the payment to the Company of cash and issuance of equity in the new company.  A special committee comprised of all of the Company’s directors who are not affiliated with the Company’s majority shareholder was formed to evaluate the proposal.  No member of the Company’s management currently serves on its Board of Directors.

On May 13, 2011, following negotiations among the parties, the Company and its operating subsidiaries entered into an Asset Purchase Agreement providing for the sale of substantially all of their assets to Encompass Supply Chain Solutions, Inc. (the “Buyer”).  The Buyer is a newly formed entity affiliated with Sankaty and the Lenders.

Under the Asset Purchase Agreement, the Buyer will acquire substantially all of the Company’s and its subsidiaries’ assets (other than any assets of certain inactive subsidiaries).  The Buyer will assume the Company’s senior debt held by the Lenders.  The Lenders will contribute the Company’s subordinated debt to the Buyer, and the Buyer will contribute the subordinated debt to the Company, making the Company both the debtor and creditor, effectively extinguishing the subordinated debt.  In addition,

•	The Buyer will assume all of the Company’s other liabilities except for specified excluded liabilities (as described below).
•	The Buyer will pay $1,000 in cash purchase price.
•	The Company will receive common equity in the Buyer’s parent company (the “Parent”), also a newly formed entity affiliated with the Lenders. The equity is discussed further below.
•	The Buyer will reimburse up to $150 of the Company’s transaction expenses, and will contribute a scheduled amount to the settlement of certain liabilities.
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
•
the completion of arrangements to effect the exchange of the Baldwin/Tritronics Parent Equity received by the Company for the subordinated debt held by the former Tritronics and Vance Baldwin shareholders,

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

The Company’s Board of Directors approved the Asset Purchase Agreement after receiving the recommendation of the special committee.  The special committee was advised by its financial advisor, who rendered an opinion that the transaction contemplated by the Asset Purchase Agreement is fair to the Company, from a financial point of view.  The special committee will evaluate any potential alternative transaction brought to its attention by its financial advisor.

If the transactions contemplated in the Asset Purchase Agreement and the exchange of the Baldwin/Tritronics Parent Equity for the subordinated debt held by the former Tritronics and Vance Baldwin shareholders are effected, the Company’s assets/liabilities would consist of cash remaining after payment of expenses of the transaction in excess of $150 and liabilities not assumed by the Buyer, as well as the common stock of the Parent.  The common stock in the Parent that the Company will receive will represent a 15% interest in the common equity of the Parent, but there will be approximately $10,000 in secured debt and at least $33,000 in preferred equity senior to the common stock the Company will receive.  Accordingly, the Company does not place any significant value on the common stock.  The Company does not anticipate a material amount of cash will remain after payment of expenses and non-assumed liabilities.  The liquidation preference and accrued dividends of the Company’s preferred stock exceeds $11,000.  Therefore the transactions contemplated by the Asset Purchase Agreement will not result in any distribution to common shareholders.

The transactions contemplated by the Asset Purchase Agreement are expected to permit the business currently conducted by the Company to operate profitably with reduced debt and a more favorable capital structure.  As the Company will be divested of its business as assets, however, those improvements will not benefit the Company or its shareholders.

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

Circuit City Bankruptcy Proceedings

In November 2010, Tritronics and Vance Baldwin were named as defendants in adversary proceedings in a bankruptcy proceeding relating to Circuit City Stores, Inc. in the United States Bankruptcy Court for the Eastern District of Virginia (Alfred Siegel, as Liquidating Trustee of the Circuit City Stores, Inc. Liquidating Trust v. Tritronics, Inc., Bankruptcy Case No. 08-35653-KRH, Adversary No. 10-03753-KRH and Alfred Siegel, as Liquidating Trustee of the Circuit City Stores, Inc. Liquidating Trust v. Vance Baldwin, Inc., Bankruptcy Case No. 08-35653-KRH, Adversary No. 10-03257-KRH).  The Company considers the plaintiff trustee’s allegations against Tritronics immaterial.  The plaintiff trustee is seeking (i) to reduce Vance Baldwin’s unsecured claim against Circuit City from $298 to $80 and its Section 503(b)(9) unsecured, priority claim from $632 to $352, (ii) to preclude Vance Baldwin’s unliquidated claim, and (iii) to recover alleged preference claims of up to $2,184 and alleged unpaid obligations of up to $1,044.

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

Dispute with Former Chief Executive Officer

In December 2010, Wayne I. Danson, the Company’s former Chief Executive Officer, brought suit against the Company and each of its directors in the United States District Court for the Southern District of New York.  Mr. Danson’s complaint seeks severance in the amount of $315, approximately $45 in other damages, statutory damages under the New York Labor law and attorney’s fees, less the amount of severance paid.  The Company has paid approximately $225 as severance to Mr. Danson as of June 15, 2011.  On March 10, 2011, the directors were dismissed from the suit.

Resignation of Chief Operating Officer

On November 10, 2010, Steven Miller, the Company’s former Chief Operating Officer, resigned from his employment with the Company and from his position as Executive Vice-President of the Company.

Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes and the other financial information appearing elsewhere in this report.  In addition to historical information, the following discussion and other parts of this quarterly report contain words such as “may,” "estimates," "expects," "anticipates," "believes," “plan,” "will," “could,” "seek," “continue,” “future,” “goal,” “scheduled” and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties.  In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements.  Actual results and outcomes could differ materially as a result of important factors including, among other things, general economic conditions, the Company's ability to renew or replace key supply and credit agreements, fluctuations in operating results, committed backlog, public market and trading issues, risks associated with dependence on key personnel, competitive market conditions in the Company's existing lines of business and technological obsolescence, as well as other risks and uncertainties.  See “Risk Factors” below.

Executive Summary

As Encompass Group Affiliates, Inc., a Florida corporation, we specialize in the technology aftermarket service and supply chain known as reverse logistics. Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc., a Delaware corporation ("Encompass Parts Distribution"), and Encompass Service Solutions, Inc., a Delaware corporation, collectively operate businesses that, on a national level, provide parts procurement and distribution services, depot repair of consumer electronics, computer and peripheral equipment, board level repair, de-manufacturing and reclamation services for flat panel display and computer products, returns management services, and anticipates providing end-of-life cycle services for all such products. We are a market leader in reverse logistics for the consumer electronics industry by providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.  The Company operates as one segment in the reverse logistics industry serving the electronics industry.

Financial Condition

On May 13, 2011, we and our subsidiaries, Encompass Parts Distribution, Inc., Cyber-Test, Inc., Vance Baldwin, Inc., Tritronics, Inc. and Encompass Service Solutions, Inc., entered into an Asset Purchase Agreement with Sancompass, Inc. and  Encompass Supply Chain Solutions, Inc., which are affiliated with our principal lenders.  The Asset Purchase Agreement provides for the sale of substantially all of our assets and the assets of our subsidiaries to Encompass Supply Chain Solutions, Inc. (the “Buyer”) in exchange for the following consideration: (i) the assumption by the Buyer of substantially all of our liabilities and the liabilities of our subsidiaries (including all of the obligations in respect of our senior indebtedness owed to our principal lenders), subject to certain exclusions as set forth in the Asset Purchase Agreement, (ii) the transfer of the subordinated debt held by our principal lenders in one of our subsidiaries for cancellation, (iii) a cash payment of $1,000; (iv) the issuance to us of a 15% common equity interest in Sancompass, Inc., the parent company of the Buyer, and (v) the assumption or discharge of certain of our other liabilities and expenses.  If the transactions contemplated by the Asset Purchase Agreement are completed, our assets/liabilities would consist of cash remaining after payment of expenses of the transaction in excess of $150 and liabilities not assumed by the Buyer, as well as the common stock of Sancompass, which will rank junior to approximately $10,000 in senior secured indebtedness and approximately $32,000     in preferred equity.  We do not anticipate a material amount of cash will remain after payment of expenses and non-assumed liabilities.  The liquidation preference and accrued dividends of our preferred stock exceeds $11,000.  Therefore, we do not expect that the sale will result in any distribution to common shareholders.  Our Board of Directors has considered various strategic alternatives to allow for the maximization of value of the company and to satisfy our obligations.  We have concluded that the sale transaction is the company’s only viable alternative.

As shown in the accompanying condensed consolidated financial statements, the Company incurred an operating loss of $1,842 and a net loss of $4,619 for the three months ended September 30, 2010, and an operating loss of $16,864 and a net loss of $28,774 for the fiscal year ended June 30, 2010.  The Company's condensed consolidated balance sheet reflects a stockholders’ deficiency of $14,278 as of September 30, 2010.  We did not pay quarterly principal and interest on our senior notes and interest on our subordinated notes due on March 31 and June 30, 2010 on a timely basis due to cash constraints and, pending negotiations with our principal stockholder and our principal lenders, have not paid quarterly interest on our senior and subordinated notes, and quarterly principal payments on our senior notes, due on September 30, 2010, December 31, 2010 and March 31, 2011.  On September 17, 2010, our lenders notified us that, pursuant to the terms of our existing debt agreement, the interest rate on our senior and subordinated notes would increase by 2% per annum over the otherwise applicable interest rate and the increase would be effective as of December 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company needs to restructure or refinance all or a portion of its existing indebtedness to continue its operations.  The Company has undertaken or anticipates undertaking certain actions to increase sales revenue and reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Management cannot be certain that restructuring or refinancing of its existing indebtedness will be available on acceptable terms, or at all.  Management’s plans regarding those matters are described in Note 5 – Notes Payable and Note 12 – Subsequent Events.

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

Management reviews and evaluates goodwill, which represents a significant asset, for impairment annually at each fiscal year end and at interim periods if events indicate that the carrying value may be impaired.  These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  Management believes that its impairment tests have utilized reasonable assumptions which have resulted in the determination that the fair value of the reporting units was in excess of carrying value; however, there can be no assurance that circumstances could not change in the future and result in an impairment charge.  The evaluation of goodwill for impairment is performed at the entity level annually at each fiscal year end.

The Company’s market capitalization has been deemed to be a poor indicator of fair value because the Company’s common stock is thinly traded due to concentrated ownership, a lack of institutional awareness of an interest in ownership of the Company’s common stock since it is a “penny stock,” and a lack of research coverage.  The Company’s common stock is trading in the same general price range as it did prior to the Company’s closing of (i) a recapitalization and major acquisition in August 2007 and (ii) a second major acquisition in August 2008.

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

Management periodically assesses the Company’s ability to realize its deferred tax asset, which is a significant asset, by considering whether it is more likely than not that some portion or all of the deferred tax asset will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration of the Company’s net operating loss carry forwards (“NOLs”).  Estimates of future taxable income over the periods for which the NOLs are applicable require assumptions as to revenue and expenses, and differences between projected taxable income and book income.  Projected taxable income is expected to exceed projected book income as the dividend on Series E Preferred Stock classified as interest expense under U.S. GAAP is likely not deductible for tax purposes. Projected taxable income in any year may exceed the Company’s annual limitation under Internal Revenue Code Section 382, regarding the amount of loss carryforward that can be utilized to offset such taxable income.  Amounts below the annual limitation may be carried forward to future years.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management.  Although management believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.

As part of the process of preparing our consolidated financial statements, we are also required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual tax exposure together with assessing permanent and temporary differences resulting from differing treatment of items for tax and U.S. GAAP purposes. These differences result in deferred tax assets and liabilities, which are included within our accompanying consolidated balance sheet. We must assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Correspondingly, we reduce the valuation allowance when our analysis of future taxable income indicates that it is more likely than not that the loss carryforwards will be utilized to offset taxable income.  Such a reduction was recorded in fiscal 2009 based on the Company’s projections of future taxable income at that time. We would increase the valuation allowance when facts and circumstances reflected in our analysis of future taxable income change and indicate that there is a low probability of utilization of loss carryforwards to offset taxable income.  We believe that our estimate of a valuation allowance against the deferred tax asset is appropriate based on current facts and circumstances.

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

In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued to become the source of authoritative U.S. GAAP to be applied by nongovernmental entities and supersede all then-existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for our fiscal quarter beginning July 1, 2009. The adoption did not impact the Company's condensed consolidated financial statements.

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.  We evaluated our September 30, 2010 financial statements for subsequent events through the date the financial statements were filed with the SEC.  There were subsequent events that are disclosed in Note 12 - Subsequent Events to the accompanying condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2010 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

The following table sets forth certain selected financial data as a percentage of net sales for the three months ended September 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
Net sales	$22,802	100.00%	$22,974	100.00%
Cost of sales	19,066	83.6%	17,420	75.8%
Gross profit	3,736	16.4%	5,554	24.2%
Operating expenses	5,578	24.4%	6,217	27.1%
Loss from operations	(1,842)	(8.0)%	(663)	(2.9)%
Other expense, net	(2,777)	(12.2)%	(1,616)	(7.0)%
Loss before taxes	(4,619)	(20.2)%	(2,279)	(9.9)%
Income tax benefit	0	0.0%	900	3.9%
Net loss	$(4,619)	(20.2)%	$(1,379)	(6.0)%

Net Sales

Net sales for the three months ended September 30, 2010 amounted to $22,802 as compared to net sales of $22,974 for the three months ended September 30, 2009, a decrease of $172, or 0.7%.  The decrease in net sales was immaterial; however, an increase in sales to EPD’s major customer (at a lower gross margin) offset a net decrease in sales as a result of the impact of the continuing economic downturn on much of its customer base and, to a lesser extent, lower sales by Encompass Service Solutions due to the loss of a contract with a major customer.

Cost of Sales and Gross Profit

Our cost of sales totaled $19,066 for the three months ended September 30, 2010, as compared to $17,420 for the three months ended September 30, 2009, an increase of $1,646, or 9.4% directly related to a decrease in gross margin.  Our gross profit decreased to $3,736 for the three months ended September 30, 2010 as compared to $5,554 for the three months ended September 30, 2009, with gross margin decreasing to 16.4% for the three months ended September 30, 2010 from 24.2% for the comparable period in the prior year.

The decrease in gross margin for the three months ended September 30, 2010 is primarily attributable to the effect of a change in product and customer mix.  Gross margin for the current quarter decreased due to the effect of (i) the aforementioned increase in lower margin incremental sales by Encompass Parts to a major customer compared to the prior year quarter, (ii) no sales by Encompass Parts in the current quarter under a high margin short-term contract that was in effect in the year ago quarter, and (iii) a lower realized gross margin on service work performed by Encompass Service Solutions this quarter due to inefficiencies caused by the relocation of its operations from its own leased facility in Florida to a facility leased by EPD in Georgia.

Operating Expenses

Total operating expenses for the three months ended September 30, 2010 and 2009 were $5,578 and $6,217, respectively, representing a decrease of $639 or 10.3%.  The net change was primarily attributable to charge of $1,111 in the earlier quarter to write-off deferred transaction costs to conform to recently enacted change in U.S. GAAP, offset in part by the net effect on selling, general and administrative expenses of several matters described below.

Depreciation and amortization for the three months ended September 30, 2010 amounted to $522 compared to $502 for the three months ended September 30, 2009, a minor difference.

Selling, general and administrative expenses increased to $5,056 for the three months ended September 30, 2010 from $4,604 for the three months ended September 30, 2009, for an increase of $452 or 9.8%.  The increase was attributable to (i) charges recorded in the current quarter under the Company’s restructuring program for restructuring expenses related to the consolidation of EPD’s warehouse operations from five to two facilities, (ii) fees associated with an advisory services agreement, (iii) increased expenses associated with international operations and (iv) a charge for severance compensation payable to the Company’s former Chief Executive Officer, offset by compensation expense reductions attributable to headcount reductions executed under the restructuring program.

Other Income (Expense)

Total other expense, net, amounted to $2,777 for the three months ended September 30, 2010 compared to $1,616 for the three months ended September 30, 2009.  This increase was due principally to a charge of $1,241 for the issuance of warrants to the Company’s principal lender recorded in interest expense and other financial costs, net, in the current period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company had cash and cash equivalents of $2,778 available to meet its working capital and operational needs.  Working capital amounted to a negative $28,337 due to the effect of the classification of notes payable in current liabilities as described in Note 5 – Notes Payable.  Following a series of transactions in August 2007 and August 2008, to, among other things, effect a recapitalization and complete two major acquisitions, the Company’s cash flows had been consistent and stable from quarter to quarter in fiscal 2008 and 2009 based on the level of net earnings and EBITDA generated by our operating units.  Working capital needed to fund increases in inventory and accounts receivable or capital expenditures historically has been provided by operations and cash on hand.

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

We did not pay quarterly interest on our subordinated notes due on March 31 and June 30, 2010 on a timely basis due to cash constraints.  In connection with negotiations with our principal stockholder and our principal lenders preceding our entry in an Asset Purchase Agreement on May 13, 2011 (described below under the heading, Subsequent Event – Proposed Transaction with Lenders), we paid the required principal and interest payments for March 31 and June 30, 2010 in June and October 2010, respectively, but have not paid quarterly interest on our senior and subordinated notes, and quarterly principal payment on our senior notes, due on September 30, 2010, December 31, 2010 and March 31, 2011.  Further, the Company has not met certain financial covenant tests at March 31 (for which compliance was waived), June 30, September 30 and December 31, 2010 and March 31, 2011.  Our lenders have elected, pursuant to the terms of our existing debt agreement, to increase the interest rate on our senior and subordinated notes by 2% per annum over the otherwise applicable interest rate, effective as of December 31, 2009.

In addition, we failed to make the EBITDA leverage ratio for the twelve month period prior to February 1, 2010; accordingly, our principal lenders earned warrants to purchase an aggregate of 2,526,480,000 shares of our common stock pursuant to the terms of the Amended and Restated Note Purchase Agreement, as amended.  When we also failed to make the EBITDA leverage ratio for the twelve month period prior to August 1, 2010, our principal lenders earned warrants to purchase an aggregate of 2,577,001,000 shares of our common stock. The warrants expire on the first anniversary of their issuance, have anti-dilution protections and benefit from other customary protections.  See the discussion below under the heading Subsequent Event – Proposed Transaction with Lenders for more information concerning the warrants.

We have undertaken or anticipate undertaking certain actions to reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Because of actions taken to date, our cash flow has improved compared to what it would have otherwise been.

The interest rate on the Company’s senior subordinated notes, which had a floor of 13% and a ceiling of 17%, was determined by the Company’s maximum EBITDA leverage ratio, as defined, on the first day of each quarter.  As described above, the Company’s interest rate has been increased by an additional 2% and, accordingly, for the quarters ended March 31, June 30 and September 30, 2010, the rate increased to the aforementioned 19%.  We anticipate that the interest rate will remain at that level for any subsequent periods prior to the closing of the Asset Purchase Agreement dated May 13, 2011 (described below under the heading, Subsequent Event – Proposed Transaction with Lenders).

Our debt agreement requires an annual sweep of excess cash flow, as defined in the debt agreement.  For the fiscal year ended June 30, 2009, although no payment was required under the definition of a cash flow sweep in the debt agreement, the Company agreed pursuant to an amendment to such agreement to pay a one-time, additional $1,000 principal payment.  The Company paid this additional principal on October 2, 2009.  A payment will not be required for fiscal 2010 under the cash flow sweep in the debt agreement.

Subsequent Event – Proposed Transaction with Lenders

On February 11, 2011, Sankaty Advisors, LLC (“Sankaty”), advisor to our principal lenders (the “Lenders”), submitted to our Board of Directors a proposal pursuant to which, if accepted, ownership of all of our assets would be transferred to a new entity controlled by the Lenders, in exchange for assuming or extinguishing our obligations to the Lenders, payment of certain Company expenses and the payment to the Company of cash and issuance of equity in the new company.  A special committee comprised of all of our directors who are not affiliated with our majority shareholder was formed to evaluate the proposal.  No member of the Company’s management currently serves on our Board of Directors.

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

•	The Buyer will assume all of our other liabilities except for specified excluded liabilities (as described below).
•	The Buyer will pay $1,000 in cash purchase price.
•	We will receive common equity in the Buyer’s parent company (the “Parent”), also a newly formed entity affiliated with the Lenders. The equity is discussed further below.
•	The Buyer will reimburse up to $150 of our transaction expenses, and will contribute a scheduled amount to the settlement of certain liabilities.
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

A portion of the purchase price ($350) will be placed in escrow to cover our indemnification obligations under the Asset Purchase Agreement.  In addition, we will be prohibited from making any cash distributions to our shareholders or payments to affiliates for two years after closing under the Asset Purchase Agreement.  We will be required to indemnify the Buyer for any losses and expenses arising from:

•	a breach of any representation or warranty by us relating to employee benefits or taxes;
•	a breach or violation of any covenant of the Company relating to taxes;
•	the excluded liabilities; and
•
certain claims arising from the bankruptcy proceeding relating to Circuit City Stores, Inc. in the United States Bankruptcy Court for the Eastern District of Virginia in which Tritronics and Vance Baldwin were named as defendants in adversary proceedings in November 2010. See description of these claims in Note 12 – Subsequent Events – Circuit City Bankruptcy Proceedings.

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

We may terminate the Asset Purchase Agreement if, before the closing, we enter an acquisition agreement with a third party that provides, on terms reasonably acceptable to the Buyer, for payment in full of the senior and subordinated notes held by the Lenders.  As of March 31, 2011, that amount was approximately $37,000.  In the event the Asset Purchase Agreement is terminated on this basis, we must reimburse Buyer’s transaction expenses.  The financial advisor to the special committee of the Board of Directors has been authorized to contact parties who may have an interest in acquiring the Company or its assets.

Our Board of Directors approved the Asset Purchase Agreement after receiving the recommendation of the special committee.  The special committee was advised by its financial advisor who rendered an opinion that the transaction contemplated by the Asset Purchase Agreement is fair to the Company, from a financial point of view.  The special committee will evaluate any potential alternative transaction brought to its attention by its financial advisor.

If the transactions contemplated in the Asset Purchase Agreement and the exchange of the Baldwin/Tritronics Parent Equity for the subordinated debt held by the former Tritronics and Vance Baldwin shareholders are effected, our assets/liabilities would consist of cash remaining after payment of expenses of the transaction in excess of $150 and liabilities not assumed by the Buyer, as well as the common stock of the Parent.  The common stock in the Parent that we will receive will represent a 15% interest in the common equity of the Parent, but there will be approximately $10,000 in secured debt and at least $33,000 in preferred equity senior to the common stock that we will receive.  Accordingly, we do not place any significant value on the common stock.  Nor do we anticipate a material amount of cash will remain after payment of expenses and non-assumed liabilities.  The liquidation preference and accrued dividends of our preferred stock exceeds $11,000.  Therefore the transactions contemplated by the Asset Purchase Agreement will not result in any distribution to common shareholders.

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

Net Cash Used In Operating Activities

Net cash used in operating activities of $197 for the three months ended September 30, 2010 was principally attributable to a net loss of $4,619, offset by non-cash charges of $1,785, principally consisting of depreciation and amortization, and the aforementioned financial cost incurred in connection with the warrants issued to our senior lenders, as well as a decrease in accounts receivable of $835 (which was generally due to a change in payment terms with a major customer), a decrease in inventory of $792 due to the effect of facilities consolidation under the restructuring program, a decrease of $439 in the amount due from vendors as a result of reduced purchases and therefore fewer returns to vendors , and an increase in accrued interest due to non-payment of June 30, 2010 interest payable to the Company’s principal lender, offset in part by a reduction accounts payable associated with the decrease in inventory.

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

Net Cash Used In Investing Activities

Net cash used in investing activities of $89 and $85 for the three months ended September 30, 2010 and 2009, respectively, was attributable to capital expenditures in each period for property and equipment.

Net Cash Used In Financing Activities

Net cash used in financing activities of $3 for the three months ended September 30, 2010 was attributable to principal payments on capital leases only as no principal payments were made to the Company’s principal lender in the period.  Net cash used in financing activities of $135 for the three months ended September 30, 2009 was primarily attributable to principal payments to the Company’s principal lender.

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

(B)	Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company from time-to-time is involved in litigation incidental to the conduct of its business. See Note 12 – Subsequent Events under the headings Circuit City Bankruptcy Proceedings and  Dispute with Former Chief Executive Officer of the Notes to the Consolidated Financial Statements set forth under Item 1 - Financial Statements of Part I of this Report for a description of legal proceedings in which we are currently involved, which disclosure is incorporated herein by reference.

Item 1A.  Risk Factors

Our business is subject to the following risk factors:

To Ensure Continuation of Our Operations, We Need to Restructure or Refinance All or a Portion of Our Existing Indebtedness.

In the fiscal year ended June 30, 2010 and in the three months ended September 30 and December 31, 2010 and March 31, 2011, we failed to satisfy all our quarterly principal and interest debt service payments and failed to meet certain other covenants under our existing debt agreement.  To date, our lenders have not exercised any of their rights under the existing debt agreement with respect to such failures.  We have reached an agreement with our principal lenders with respect to our existing indebtedness.  On May 13, 2011, we and our operating subsidiaries entered into an Asset Purchase Agreement providing for the sale of substantially all of our assets to Encompass Supply Chain Solutions, Inc. (which we refer to herein as the “buyer”), which is a newly formed entity affiliated with our principal lenders and Sankaty Advisors, LLC (“Sankaty”), the advisor to our principal lenders.  Under the Asset Purchase Agreement, the buyer will acquire substantially all of our and our subsidiaries’ assets (other than any assets of certain inactive subsidiaries).  The buyer will assume our senior debt held by the lenders.  The lenders will contribute our subordinated debt to the buyer, and the buyer will contribute the subordinated debt to us, making us both the debtor and creditor, effectively extinguishing the subordinated debt.  The transactions contemplated by the Asset Purchase Agreement are subject to the approval of our shareholders and certain other closing conditions, including the agreement by the former majority shareholders of our subsidiaries, Vance Baldwin, Inc., and Tritronics, Inc., to exchange the subordinated debt that they hold for preferred equity of the buyer’s parent.  The Asset Purchase Agreement may also be terminated upon the occurrence of certain events.  We cannot make any assurances that the transactions contemplated by the Asset Purchase Agreement will be completed.  In the event that we do not complete the transactions contemplated by the Asset Purchase Agreement and do not obtain funding from other sources to pay off the debt held by the lenders, our operations would be materially adversely affected.

Restructuring Would Not Result in Material Distribution to Current Stockholders.

If the transactions contemplated in the Asset Purchase Agreement dated May 13, 2011 as described above are effected, our assets/liabilities would consist of cash remaining after payment of expenses of the transaction in excess of $150 and liabilities not assumed by the buyer, as well as the common stock of the buyer’s parent.  The common stock in the parent that we will receive will represent a 15% interest in the common equity of the parent, but there will be approximately $10,000 in secured debt and at least $33,000 in preferred equity senior to the common stock that we will receive.  Accordingly, we do not place any significant value on the common stock.  Nor do we anticipate a material amount of cash will remain after payment of expenses and non-assumed liabilities.  The liquidation preference and accrued dividends of our preferred stock exceeds $11,000.  Therefore, the transactions contemplated by the Asset Purchase Agreement will not result in any distribution to our common shareholders.

Failure To Meet Certain Financial Covenant Tests Required By Our Debt Agreements Has Resulted In An Event Of Default.

On February 1 and August 1, 2010, we failed to satisfy a certain EBITDA leverage ratio covenant under our debt agreement, which entitled the purchasers of our notes to receive warrants to purchase shares of our common stock for nominal consideration in the aggregate amounts of 2,526,280,000 shares and 2,577,001,000 shares, respectively.  At March 31 (for which compliance was waived), June 30, September 30 and December 31, 2010 and March 31, 2011, we failed to meet certain financial covenant tests.  At each of March 31 and June 30, 2010, we failed to make required principal and interest payments on a timely basis although we paid the principal and interest payment due on those dates later in June and October 2010, respectively.  At each of September 30 and December 31, 2010 and March 31, 2011, we failed to make required principal and interest payments.  Due to these failures, our principal lenders have declared an event of default under our loans.  To date, the only remedy sought by our lenders has been an increase of the interest rate to a default rate specified in the loan documents.  If we do not complete the transactions contemplated by the Asset Purchase Agreement dated May 13, 2011 and described above, or engage in another transaction that enables us to repay our debt, the lenders could declare all of our obligations due and payable, and foreclose on all of our assets. We cannot provide any assurances that we will have sufficient earnings to meet our financial covenant tests or that our principal lenders will grant us further waivers.  If our principal lenders do not grant us further waivers and if we do not reach an agreement to restructure our debt, we would likely be in default under our debt agreement.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability To Continue As A Going Concern As Of June 30, 2010.

We received a report from our independent auditors for the year ended June 30, 2010 that includes an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern.  We failed to make certain payments of principal and interest on a timely basis and failed to meet certain financial covenant tests required by our debt agreements which have resulted in an event of default.  Management believes that the Company needs to restructure or refinance all or a portion of its existing indebtedness to continue its operations.  As described above, we have reached an agreement with our principal lenders and entered into an Asset Purchase Agreement, dated May 13, 2011, pursuant to which, among other things, we will sell substantially all of our and our subsidiaries’ assets (other than any assets of certain inactive subsidiaries) and our senior debt held by the lenders will be extinguished.

Our Disclosure Controls and Procedures for Financial Reporting Are Subject to Certain Limitations and Have Required Remediation.

Management has concluded that as of the period ended September 30, 2010, our disclosure controls and procedures were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to certain limitations, including, but not limited to, our dependence on our enterprise-wide IT system for inventory management.  As an example, we concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for the periods ended September 30, 2009 and December 31, 2009 because of the identification of a material weakness relating to the proper carrying value of certain components of inventory and the result of a certain key controls in place not operating effectively.  The material misstatement of inventory was not prevented or detected on a timely basis due to lack of adequate testing of perpetual inventory records for the subject components of inventory and the failure of entity level controls in place, such as the analyses of balance sheet account balance fluctuations, gross profit and gross margin, which were designed to detect the overstatement of inventory and gross profit.  As a result, we restated our consolidated financial statements for the periods ended September 30, 2009 and December 31, 2009. We believe that we have remediated the material weakness described above and will continue to do so in future periods by performing periodic verification of the accuracy of the perpetual records by cycle counting quantities of the subject components of inventory reported as being on hand and conducting more in-depth analyses of all the various factors impacting balance sheet account balance fluctuations, monthly gross profit and gross margin.

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

Our Issuances of Preferred Stock Has Significantly Diluted the Equity Ownership of our Stockholders and the Future Conversion of our Outstanding Preferred Stock will also Cause Significant Dilution to our Existing Stockholders.

Our issuances of preferred stock in August 2007 in connection with our recapitalization and acquisition of Vance Baldwin significantly diluted the equity ownership of our stockholders.  The significant dilution of the common stock ownership of existing stockholders could have an adverse effect on the price of the shares of common stock and on the future volume of the shares of common stock traded.

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
•
include stock in issuers with net tangible assets of less than $2,000 (if the issuer has been in continuous operation for at least three years) or $5,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000 for the last three years.

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

ACT-DE, LLC and Sankaty own approximately 62.5% and 9.9%, respectively, of our outstanding common stock in the aggregate on a fully diluted basis.  In addition, in connection with our recapitalization in August 2007, we entered into a Stockholder Agreement with, among other parties, ACT-DE, LLC that addresses the election of certain individuals, or individuals nominated by certain parties, to our Board of Directors.  Thus, these shareholders have the ability to influence certain actions requiring a shareholder vote, including the election of directors.

Item 2.  Unregistered Sales of equity Securities And Use Of Proceeds

As a result of the Company failing to meet a certain EBITDA leverage ratio covenant test as of August 1, 2010 under the debt agreement with Sankaty Advisors, LLC, the Company’s principal lender, Sankaty earned on August 1, 2010 warrants to purchase 2,577,001,000 shares of the Company’s common stock for no additional or nominal consideration.  The warrants have a one-year term.  The issuance of the warrants was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  The Company believes that Sankaty is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. If certificated, the warrants will include a legend to indicate that they are restricted. The issuance of the warrants did not involve the use of underwriters, and no commission was paid in connection therewith.

Item 3. Defaults Upon Senior Securities

The Company did not make the principal payment on the senior debt or interest payments on the senior and senior subordinated debt due as of September 30 and December 31, 2010 and March 31, 2011, and did not meet certain financial covenants as of such dates.  Due to the failure to make the required principal and interest payments, our principal lenders have declared an event of default under our senior debt and senior subordinated debt.  To date, the only remedy sought by our lenders has been an increase of the interest rate to a default rate specified in the loan documents.  The aggregate amount of senior and senior subordinated debt in default was $35,621 on March 31, 2011.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 34 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encompass Group Affiliates, Inc.

Date: June 27, 2011	By:	/s/ Robert B. Gowens
	Name:	Robert B. Gowens
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

Date: June 27, 2011	By:	/s/ John E. Donahue
	Name:	John E. Donahue
	Title:	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

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