Form 10-Q
period 2010-12-31
Encompass Group Affiliates, Inc
filed 2011-06-27
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(check one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

Encompass Group Affiliates, Inc.
Index To Form 10-Q

		Page No.
Part I - Financial Information (Dollars in thousands, except share data)

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets As Of December 31, 2010 (Unaudited) and June 30, 2010	2

	Condensed Consolidated Statements Of Operations (Unaudited) For The Three And Six Months Ended December 31, 2010 and 2009	3

	Condensed Consolidated Statement Of Stockholders’ Deficiency (Unaudited) For The Six Months Ended December 31, 2010	4

	Condensed Consolidated Statements Of Cash Flows (Unaudited) For The Six Months Ended December 31, 2010 and 2009	5

	Notes To Condensed Consolidated Financial Statements (Unaudited)	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II - Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29-32

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	[Removed and Reserved]	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Part I  - Financial Information
Item 1. – Financial Statements
	December 31, 2010	June 30, 2010
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$1,463	$3,067
Accounts receivable, net of allowance for doubtful accounts of $386 and $372, respectively	6,710	7,670
Inventory	8,036	9,054
Due from vendors	1,598	2,075
Prepaid expenses and other current assets	2,449	2,919
Total Current Assets	20,256	24,785
Property and equipment, net	1,226	1,287
Other Assets
Intangible assets, net	10,886	11,673
Goodwill	8,720	8,720
Other assets	468	526
Total Other Assets	20,074	20,919

TOTAL ASSETS	$41,556	$46,991

LIABILITIES, SERIES E PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIENCY)
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$12,476	$12,039
Notes payable, current portion	38,050	38,121
Total Current Liabilities	50,526	50,160

Long Term-Liabilities	280	309
TOTAL LIABILITIES	50,806	50,469
COMMITMENTS AND CONTINGENCIES

SERIES E PREFERRED STOCK	7,958	6,753
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value, 25,000 authorized, 3,000 shares issued and outstanding for Series C, Series D and Series E:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $8,849 and $8,469 at December 31 and June 30, 2010, respectively)	—	—
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $891 and $852 at December 31 and June 30, 2010, respectively)	—	—
Common stock, no par value, 230,000,000,000 shares authorized, 13,286,151,000 shares issued and outstanding at December 31 and June 30, 2010	36,152	36,152
Additional paid-in capital	10,831	10,761
Accumulated deficit	(64,191)	(57,144)
Total Stockholders' Deficiency	(17,208)	(10,231)
TOTAL LIABILITIES, SERIES E PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY	$41,556	$46,991

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Three Months Ended December 31,		For The Six Months Ended December 31,
	2010	2009	2010	2009

NET SALES	$20,475	$21,418	$43,277	$44,392
COST OF SALES	16,388	16,270	35,454	33,690
GROSS PROFIT	4,087	5,148	7,823	10,702

OPERATING EXPENSES

Depreciation and amortization	490	507	1,012	1,109
Selling, general and administrative expenses	4,325	4,414	9,376	9,018
Write-off of deferred transaction costs	—	—	—	1,111
TOTAL OPERATING EXPENSES	4,815	4,921	10,388	11,238

Income (Loss) From Operations	(728)	227	(2,565)	(536)

OTHER INCOME (EXPENSE)
Interest expense and other financial costs, net	(1,705)	(1,659)	(4,488)	(3,180)
Other income (expense)	5	(8)	6	(3)
TOTAL OTHER INCOME (EXPENSE), NET	(1,700)	(1,667)	(4,482)	(3,183)

LOSS BEFORE INCOME TAXES	(2,428)	(1,440)	(7,047)	(3,719)

Income tax benefit	—	—	—	900
NET LOSS	(2,428)	(1,440)	(7,047)	(2,819)
Cumulative dividends on preferred stock	(714)	(208)	(1,622)	(416)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,142)	$(1,648)	$(8,669)	$(3,235)
Basic and diluted net loss per common share	$—	$—	$—	$—
Basic and diluted weighted average number of common shares outstanding	13,286,151,000	13,286,151,000	13,286,151,000	13,286,151,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)
(Dollars in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE AT JULY 1, 2010	2,000	$—	13,286,151,000	$36,152	$10,761	$(57,144)	$	(10,231)

Stock-based compensation	—	—	—	—	34	—		34

Warrants issued to lender					1,241			1,241

Series E preferred stock dividend	—	—	—	—	(1,205)	—		(1,205)

Net loss for the period	—	—	—	—	—	(7,047)		(7,047)

BALANCE AT DECEMBER 31, 2010	2,000	$—	13,286,151,000	$36,152	$10,831	$(64,191)		$(17,208)

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Six Months Ended
	December 31,
	2010	2009
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(7,047)	$(2,819)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,159	1,174
Deferred income taxes	—	(900)
Provision for doubtful accounts	14	(123)
Stock-based compensation	34	212
Preferred dividend classified as interest	—	702
Write-off of deferred transaction costs	—	1,111
Financial costs in connection with warrant issuance	1,241	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	—	1,509
Accounts receivable	946	1,999
Inventory	1,018	915
Due from vendors	476	57
Prepaid expense and other assets	446	(303)
Increase (decrease) in liabilities:
Escrow liability	—	(1,509)
Accounts payable and accrued expenses	435	(2,356)
Net cash used in operating activities	(1,278)	(331)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(190)	(225)
Net cash used in investing activities	(190)	(225)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on notes payable	(136)	(1,270)
Net cash used in financing activities	(136)	(1,270)

Net decrease in cash and cash equivalents	(1,604)	(1,826)

Cash and cash equivalents at beginning of period	3,067	5,536

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,463	$3,710

See accompanying notes to unaudited condensed consolidated financial statements

NOTE 1.	ORGANIZATION AND BUSINESS

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

Organization

Encompass Group Affiliates, Inc., a Florida corporation ("we," "us," "our," “Encompass” or the "Company"), specializes in the technology aftermarket service and supply chain known as reverse logistics.  Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc. ("EPD") and Encompass Service Solutions, Inc., operate businesses that provide parts procurement and distribution services, depot repair of consumer electronics, computers and peripheral equipment, de-manufacturing and reclamation services for flat panel display products,  returns management services and anticipates providing end-of-life cycle services for all such products.

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

Going Concern

As shown in the accompanying condensed financial statements, the Company incurred an operating loss of $2,565 and a net loss of $7,047 for the six months ended December 31, 2010, and an operating loss of $16,864 and a net loss of $28,774 for the fiscal year ended June 30, 2010.  The Company's condensed consolidated balance sheet reflects a stockholders’ deficiency of $17,208 as of December 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. Management believes that the Company needs to restructure or refinance all or a portion of its existing indebtedness to continue its operations.  The Company has undertaken or anticipates undertaking certain actions to increase sales revenue and reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Management cannot be certain that restructuring or refinancing of its existing indebtedness will be available on acceptable terms, or at all. Management’s plans regarding those matters are described in Note 5 – Notes Payable and Note 12 – Subsequent Events.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six months ended December 31, 2010 and 2009 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America  (“U.S. GAAP”), have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.   The June 30, 2010 balance sheet has been derived from the audited financial statements as of that date.

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

Effective June 30, 2010, the Company changed its method for estimating the value of its Philips inventory and the required reserve for excess and obsolete inventory.  This change resulted in an immaterial additional increase in the reserve during the six months ended December 31, 2010.

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

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the consolidated balance sheets.  Such core charges amounted to $1,649 and $1,702 as of December 31 and June 30, 2010, respectively.  Cores physically returned by customers to the Company awaiting return to vendors are included in inventory.

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

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.  As of December 31, 2010 and June 30, 2010, $682 of such costs were capitalized, or $213 and $269, respectively, net of amortization.

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

Shipping and Handling Costs

The Company includes shipping costs, associated with outbound freight, in cost of sales.  Total shipping costs included in cost of sales for the three months ended December 31, 2010 and 2009 were $1,301 and $1,309, respectively.  Total shipping costs included in cost of sales for the six months ended December 31, 2010 and 2009 were $2,509 and $2,797, respectively.

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

For the three and six months ended December 31, 2010 and 2009, potentially dilutive securities that could have been issued upon conversion of convertible preferred stock and convertible notes were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.  Potentially dilutive securities for each of the three and six months ended December 31, 2010 and 2009 totaled 115,614,655,000 and 110,511,314,000 shares, respectively.

At December 31, 2010 and 2009, potentially dilutive securities attributable to stock option grants totalled 2,977,587,000 and 10,923,525,000 shares, respectively. Such options to purchase shares of common stock at $.00075 were not include in the computation of diluted EPS for the years then ended because the options’ exercise price was greater than the average market price of the common shares.

Concentration of Credit Risk

Sales to two customers in each period accounted for approximately 20.2% and 7.6% of net sales for the three months ended December 31, 2010, and approximately 9.0% and 8.1% of net sales for the three months ended December 31, 2009.  Sales to two customers in each period accounted for approximately 22.0% and 8.7% of net sales for the six months ended December 31, 2010, and approximately 9.0% and 8.1% of net sales for the three months ended December 31, 2009.

The Company has certain financial instruments that potentially subject it to significant concentrations of credit risk which consist principally of cash and cash equivalents and accounts receivable.  Certain deposits held with banks may exceed the amount of insurance provided on such deposits.  At December 31, 2010, the amount of deposits in excess of insurance provided was $1,304.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.  We evaluated our December 31, 2010 financial statements for subsequent events through the date the financial statements were filed with the SEC.  There were subsequent events that are disclosed in Note 12 - Subsequent Events to the accompanying condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3.	INVENTORY

Inventory consisted of the following:
	December 31, 2010	June 30, 2010

Parts	$4,710	$6,650
Cores and defective parts	3,326	2,404
Total inventory	$8,036	$9,054

NOTE 4.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2010	June 30, 2010
Intangible assets, primarily consisting of customer lists	$15,750	$15,750
Less accumulated amortization	(4,864)	(4,077)
Total net intangible assets	$10,886	$11,673

Amortization expense for intangible assets for each of the three months ended December 31, 2010 and 2009 amounted to $393.  Amortization expense for intangible assets for each of the six months ended December 31, 2010 and 2009 amounted to $787.

NOTE 5.	NOTES PAYABLE

Notes Payable consisted of the following at December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Note payable to officer	$310	$310
Senior notes, net	9,819	9,925
Series A and Series B senior subordinated notes, net	25,707	25,663
Convertible notes	1,206	1,206
Other notes payable	1,008	1,017
Total notes payable	38,050	38,121
Less: current portion	(38,050)	(38,121)
Notes, less current portion	$—	$—

 Classification of Notes Payable as Current

All notes payable have been classified as current liabilities at June 30 and December 31, 2010 as payment has been accelerated due to the matters described in the Proposed Transaction with Lenders section below, and due to the possible satisfaction of all or part of these notes possibly occurring prior to June 30, 2011.

Proposed Transaction with Lenders

The Company did not pay quarterly interest on its subordinated notes due on March 31, 2010 and June 30, 2010 on a timely basis due to cash constraints.  In connection with negotiations with our principal stockholder and our principal lenders, we paid the principal and interest on the senior notes, and the negotiated cash portions of interest payments due on our senior subordinated notes for March 31 and June 30, 2010, in June and October 2010, respectively, but have not yet paid the cash portions of quarterly interest on our senior and subordinated notes, and quarterly principal payment on our senior notes, due on September 30, 2010 and December 31, 2010.  Further, the Company has not met certain financial covenant tests at March 31 (for which compliance was waived), June 30, September 30 and December 31, 2010.  Our lender has elected, pursuant to the terms of our existing debt agreement, to increase the interest rate on our senior and subordinated notes by 2% per annum over the applicable interest rate, effective as of December 31, 2009.   See Note 12 – Subsequent Events for a description of the proposed transaction contemplated by the Asset Purchase Agreement entered into by and among the Company, its subsidiaries, and Sancompass, Inc. and Encompass Supply Chain Solutions, Inc., two newly formed entities affiliated with Sankaty Advisors, LLC and the Company’s principal lenders, on May 13, 2011.

NOTE 6.	PREFERRED AND COMMON STOCK

Dividends in the amount of $505 and $342 were earned by holders of Series E Preferred Stock but not paid in the three months ended December 31, 2010 and 2009, respectively.  Dividends in the amount of $1,205 and $702 were earned by holders of Series E Preferred Stock but not paid in the six months ended December 31, 2010 and 2009, respectively.  Such dividend for the three and months ended December 31, 2009 is included in interest expense since, prior to June 30, 2010, the issue was classified as a liability rather than equity, with the related liability for dividends included in the Series E Preferred Stock balance in long-term liabilities in the condensed consolidated balance sheet.

As a result of the Company failing to meet a certain EBITDA leverage ratio covenant tests as of August 1, 2010, the Company’s principal lender earned warrants with a one year term to purchase 2,577,001,000 shares of the Company’s common stock for no additional or nominal consideration.  In connection therewith, the Company recorded a provision in the amount of $1,241 in the six month period ended December 31, 2010, which provision is included in interest expense and other financial costs, net.

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

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of December 31, 2010, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows, except that which is disclosed in Note 12 – Subsequent Events.

Lease Obligations

As of December 31, 2010, future minimum aggregate lease payments for the next five fiscal years and in the aggregate are approximately as follows:

For the year ending	June 30, 2011	$738
	June 30, 2012	1,036
	June 30, 2013	709
	June 30, 2014	588
	June 30, 2015	235
		$3,306

Advisory Agreement

Pursuant to an  advisory services agreement between the Company and Phoenix Management Services, Inc. (“Phoenix”) effective August 4, 2010, Phoenix, in an initial phase, reviewed management’s identified cost savings, determined if there are other material cost reduction opportunities available to the Company and provided an evaluation of the overall  operations organization structure and process flow.  A second, or implementation, phase is in process.  In connection therewith, a principal of Phoenix Management Services was appointed interim Chief Executive Officer of the Company for an indefinite period.

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

Management believes that Vance Baldwin has a strong defense to the preference claims and that alleged unpaid obligations are either appropriately reserved for or are without merit.  Management believes that the outcome of this matter will not have a material impact on the Company’s results of operations or financial position

Dispute with Former Chief Executive Officer

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

There were no stock option grants awarded in the three and six month periods ended December 31, 2010 and 2009.

The following table summarizes stock option activity for the six months ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2010	10,923,525,000	$0.00075
Granted	—	—
Exercised	—	—
Forfeited	(7,945,938,000)	$0.00075
Outstanding at December 31, 2010	2,977,587,000	$0.00075	7.0
Exercisable at December 31, 2010	2,671,749,000	$0.00075	7.0
Expected to vest	305,838,000	$0.00075	7.6

During the six months ended December 31, 2010 stock options granted to the Company’s former Chief Executive Officer and former Chief Operating Officer were not exercised and, therefore, were forfeited.  Stock-based compensation expense for the three months ended December 31, 2010 and 2009 amounted to $3 and $86, respectively.  Stock-based compensation expense for the six months ended December 31, 2010 and 2009 amounted to $34 and $212, respectively.  As of December 31, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $0 as the Company’s market price of common stock was less than the exercise price for all options.

NOTE 9.	RETIREMENT PLANS

The Company maintains 401K profit sharing plans for substantially all of its eligible employees.  The expense incurred for the three months ended December 31, 2010 and 2009 amounted to $57 and $64, respectively.  The expense incurred for the six months ended December 31, 2010 and 2009 amounted to $104 and $116, respectively.

NOTE 10.	INCOME TAXES

The Company periodically assesses its ability to realize its deferred income tax assets by considering whether it is more likely than not that some portion or all of deferred income tax assets will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals of net operating loss carry forwards (NOLs) and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.  The Company recorded a tax provision (benefit) of $0 for the three and six months ended December 31, 2010, and a tax benefit of $900 for the six months ended December 31, 2009. The benefit recorded in the three month period ended September 30, 2009 was based on a re-evaluation of its valuation allowance as of that date, which amount was subsequently restored as of June 30, 2010.

NOTE 11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the six months ended December 31, 2010 and 2009 for income taxes and interest:
	2010	2009
Income taxes	$11	$35
Interest	1,216	1,328

Six Months Ended December 31, 2010:

(1)	On August 1, 2010, the Company became obligated to issue a warrant, having a value of $1,241, to its principal lender to purchase 2,577,001,000 shares of the Company’s common stock.

NOTE 12.	SUBSEQUENT EVENTS

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

The Company may terminate the Asset Purchase Agreement if, before the closing, it enters an acquisition agreement with a third party that provides, on terms reasonably acceptable to the Buyer, for payment in full of the senior and subordinated notes held by the Lenders.  As of May 31, 2011, that amount was approximately $37 in principal and $4 in interest.  In the event the Asset Purchase Agreement is terminated on this basis, the Company must reimburse Buyer’s transaction expenses.  The financial advisor to the Special Committee of the Board of Directors has been authorized to contact parties who may have an interest in acquiring the Company or its assets.

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

Executive Summary

As Encompass Group Affiliates, Inc., a Florida corporation, we specialize in the technology aftermarket service and supply chain known as reverse logistics. Our wholly-owned subsidiaries and principal operating units, Encompass Parts Distribution, Inc., a Delaware corporation ("EPD"), and Encompass Service Solutions, Inc. (a Delaware corporation) collectively operate businesses that, on a national level, provide parts procurement and distribution services, depot repair of consumer electronics, computer and peripheral equipment, board level repair, de-manufacturing and reclamation services for flat panel display and computer products, returns management services, and anticipates providing end-of-life cycle services for all such products. We are a market leader in reverse logistics for the consumer electronics industry by providing original equipment manufacturers (“OEMs”), retailers, third party administrators (“TPAs”) and end-users with single-source, integrated life cycle reverse logistic professional management services for technology products.  The Company operates as one segment in the reverse logistics industry serving the electronics industry.

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

As shown in the accompanying condensed consolidated financial statements, the Company incurred an operating loss of $2,565 and a net loss of $7,047 for the six months ended December 31, 2010, and an operating loss of $16,864 and a net loss of $28,774 for the fiscal year ended June 30, 2010.  The Company's condensed consolidated balance sheet reflects a stockholders’ deficiency of $17,208 as of December 31, 2010.  We did not pay quarterly principal and interest on our senior notes and interest on our subordinated notes due on March 31 and June 30, 2010 on a timely basis due to cash constraints and, pending negotiations with our principal stockholder and our principal lenders, have not paid quarterly interest on our senior and subordinated notes, and quarterly principal payments on our senior notes, due on September 30, 2010. December 31, 2010 and March 31, 2011.  On September 17, 2010, our lenders notified us that, pursuant to the terms of our existing debt agreement, the interest rate on our senior and subordinated notes would increase by 2% per annum over the otherwise applicable interest rate and the increase would be effective as of December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company needs to restructure or refinance all or a portion of its existing indebtedness to continue its operations.  The Company has undertaken or anticipates undertaking certain actions to increase sales revenue and reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Management cannot be certain that restructuring or refinancing of its existing indebtedness will be available on acceptable terms, or at all.  Management’s plans regarding those matters are described in Note 5 – Notes Payable and Note 12 – Subsequent Events.

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

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.  We evaluated our December 31, 2010 financial statements for subsequent events through the date the financial statements were filed with the SEC.  There were subsequent events that are disclosed in Note 12 - Subsequent Events to the accompanying condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2010 TO THE THREE MONTHS ENDED DECEMBER 31, 2009

The following table sets forth certain selected financial data as a percentage of sales for the three months ended December 31, 2010 and 2009:

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009
Net sales	$20,475	100.0%	$21,418	100.0%
Cost of sales	16,388	80.0%	16,270	76.0%
Gross profit	4,087	20.0%	5,148	24.0%
Operating expenses	4,815	23.6%	4,921	23.0%
Income (Loss) from operations	(728)	(3.6)%	227	1.0%
Other expense, net	(1,700)	(8.3)%	(1,667)	(7.7)%
Loss before taxes	(2,428)	(11.9)%	(1,440)	(6.7)%
Income tax benefit	—	—%	—	—%
Net loss	$(2,428)	(11.9)%	$(1,440)	(6.7)%

Net Sales

Net sales for the three months ended December 31, 2010 amounted to $20,475 as compared to net sales of $21,418 for the three months ended December 31, 2009, a decrease of $943, or 4.4%.  The  decrease in net sales was a result of an increase in sales to EPD’s major customer (at a lower gross margin), which was more than offset by a net decrease in sales to other customers in the aggregate as a result of the impact of the continuing economic downturn on much of its customer base.

Cost of Sales and Gross Profit

Our cost of sales totaled $16,388 for the three months ended December 31, 2010, as compared to $16,270 for the three months ended December 31, 2009, an immaterial increase of $118, or 0.7%.  Cost of sales did not decrease in line with the decrease in net sales due to a decrease in gross margin.  Our gross profit decreased to $4,087 for the three months ended December 31, 2010 as compared to $5,148 for the three months ended December 31, 2009, a decrease of $1,061, or 20.6%, due to both the decrease in net sales referred to above and the decrease in gross margin discussed below.

Gross margin decreased to 20.0% for the three months ended December 31, 2010 from 24.0% for the comparable period in the prior year.  The decrease is primarily attributable to the effect of a change in product and customer mix.  Gross margin for the current quarter decreased due to the effect of (i) the aforementioned increase in lower margin incremental sales by EPD to a major customer compared to the prior year quarter, (ii) no sales by EPD in the current quarter under a high margin short-term contract that was in effect in the year ago quarter, and (iii) a lower realized gross margin on service work performed by Encompass Service Solutions this quarter due to inefficiencies caused by the relocation of its operations from its own leased facility in Florida to a facility leased by EPD in Georgia.

Operating Expenses

Total operating expenses for the three months ended December 31, 2010 and 2009 were $4,815 and $4,921, respectively, representing a decrease of $106 or 2.2%.

Depreciation and amortization for the three months ended December 31, 2010 amounted to $490 compared to $507 for the three months ended December 31, 2009, a minor difference.

Selling, general and administrative expenses decreased to $4,325 for the three months ended December 31, 2010 from $4,414 for the three months ended December 31, 2009, for a decrease of $89 or 2.1%.  The decrease was attributable to (i) fees associated with an advisory services agreement, (ii) increased expenses associated with international operations and (iv) a charge for severance compensation payable to the Company’s former Chief Operating Officer, offset by reductions in (i) occupancy expenses attributable to the closing of certain facilities and (ii) compensation expenses attributable to headcount reductions as executed under a restructuring and cost reduction program.

Other Income (Expense)

Total other expense amounted to $1,700 for the three months ended December 31, 2010 compared to $1,667 for the three months ended December 31, 2009 for a minor change of $33.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2010 TO THE SIX MONTHS ENDED DECEMBER 31, 2009

The following table sets forth certain selected financial data as a percentage of sales for the six months ended December 31, 2010 and 2009:

	Six Months Ended		Six Months Ended
	December 31, 2010		December 31, 2009
Net sales	$43,277	100.00%	$44,392	100.00%
Cost of sales	35,454	81.9%	33,690	75.9%
Gross profit	7,823	18.1%	10,702	24.1%
Operating expenses	10,388	24.0%	10,127	22.8%
Write-off of deferred transaction costs	—	—	1,111	2.5%
Total operating costs	10,388	24.0%	11,238	25.3%
Loss from operations	(2,565)	(5.9)%	(536)	(1.2)%
Other expense, net	(4,482)	(10.4)%	(3,183)	(7.2)%
Loss before taxes	(7,047)	(16.3)%	(3,719)	(8.4)%
Income tax benefit	0	0.0%	900	2.0%
Net loss	$(7,047)	(16.3)%	$(2,819)	(6.4)%

Net Sales

Net sales for the six months ended December 31, 2010 amounted to $43,277 as compared to net sales of $44,392 for the six months ended December 31, 2009, a decrease of $1,115, or 2.5%.  The decrease in net sales was attributable to a net decrease in sales as a result of the impact of the continuing economic downturn on much of its customer base and, to a lesser extent, lower sales by Encompass Service Solutions due to the loss of a contract with a major customer, offset in part by an increase in sales to EPD’s major customer (at a lower gross margin).

Cost of Sales and Gross Profit

Our cost of sales totaled $35,454 for the six months ended December 31, 2010, as compared to $33,690 for the six months ended December 31, 2009, an increase of $1,764, or 5.2%, despite the aforementioned decrease in net sales in the current period compared to the earlier period.  This unfavorable change is directly related to a decrease in gross margin described below.  Our gross profit decreased to $7,823 for the six months ended December 31, 2010 as compared to $10,702 for the six months ended December 31, 2009, a decrease of $2,879, or 26.9%, also due to the decrease in gross margin described below.

Gross margin decreased to 18.1% for the six months ended December 31, 2010 from 24.1% for the comparable period in the prior year.  The decrease is primarily attributable to the effect of a change in product and customer mix.  Gross margin for the current period decreased due to the effect of (i) the aforementioned increase in lower margin incremental sales by EPD to a major customer compared to the prior year period, (ii) no sales by EPD in the current period under a high margin short-term contract that was in effect in the year ago period, and  (iii) a lower realized gross margin on service work performed by Encompass Service Solutions this quarter due to inefficiencies caused by the relocation of its operations from its own leased facility in Florida to a facility leased by EPD in Georgia.

Operating Expenses

Total operating expenses for the six months ended December 31, 2010 and 2009 were $10,388 and $11,138, respectively, representing a decrease of $750 or 6.7%.  The net change was primarily attributable to a charge of $1,111 in the earlier quarter to write-off deferred transaction costs to conform to recently enacted change in U.S. GAAP, offset by the offsetting net effect on selling, general and administrative expenses of several matters described below.

Depreciation and amortization for the six months ended December 31, 2010 amounted to $1,012 compared to $1,009 for the six months ended December 31, 2009, a minor difference.

Selling, general and administrative expenses increased to $9,376 for the six months ended December 31, 2010 from $9,018 for the six months ended December 31, 2009, for an increase of $358 or 4.0%.  The increase was attributable to (i) charges recorded in the current period under the Company’s restructuring program for restructuring expenses related to the consolidation of EPD’s warehouse operations from five to two facilities, (ii) fees associated with an advisory services agreement, (iii) increased expenses associated with international operations and (iv) a charge for severance compensation payable to the Company’s former Chief Executive Officer and former Chief Operating Officer, offset by reductions in (i) occupancy expenses attributable to the closing of certain facilities and (ii) compensation expenses attributable to headcount reductions as executed under a restructuring and cost reduction program.

Other Income (Expense)

Total other income (expense) amounted to $4,482 for the six months ended December 31, 2010 compared to $3,083 for the six months ended December 31, 2009, an increase of $1,399, or 45.4%.  This increase was due principally to a charge of $1,241 in the current period for the issuance of warrants to the Company’s principal lender recorded in interest expense and other financial costs, net, as well as higher interest expense on senior and senior subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, the Company had cash and cash equivalents of $1,463 available to meet its working capital and operational needs.  Working capital amounted to a negative $30,270 due to the effect of the classification of notes payable in current liabilities as described in Note 5 – Notes Payable.  Following a series of transactions in August 2007 and August 2008, to, among other things, effect a recapitalization and complete two major acquisitions, the Company’s cash flows had been consistent and stable from quarter to quarter in fiscal 2008 and 2009 based on the level of net earnings and EBITDA generated by our operating units.  Working capital needed to fund increases in inventory and accounts receivable or capital expenditures historically has been provided by operations and cash on hand.

The bankruptcy filing and liquidation of a major parts customer that occurred in the third quarter of fiscal year 2009, and the loss of a large laptop service contract with a major parts and service customer, negatively impacted our cash flows in fiscal 2010.  While these two events had an impact on sales, operating income and cash flows the Company’s overall liquidity and financial condition nonetheless had been sufficient to meet the Company’s working capital and debt service needs through the quarter ended December 31, 2009.

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

In addition, we failed to make the EBITDA leverage ratio for the twelve month periods prior to February 1, 2010; accordingly, our principal lenders earned warrants to purchase an aggregate of 2,526,480,000 shares of our common stock pursuant to the terms of the Amended and Restated Note Purchase Agreement, as amended.  When we also failed to make the EBITDA leverage ratio for the twelve month period prior to August 1, 2010, our principal lenders earned warrants to purchase an aggregate of 2,577,001,000 shares of our common stock. The warrants expire on the first anniversary of their issuance, have anti-dilution protections and benefit from other customary protections.  See the discussion below under the heading Subsequent Event – Proposed Transaction with Lenders for more information concerning the warrants.

We have undertaken or anticipate undertaking certain actions to reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Because of actions taken to date, our cash flow has improved vis. a vis. what it would have otherwise been.

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

We may terminate the Asset Purchase Agreement if, before the closing, we enter an acquisition agreement with a third party that provides, on terms reasonably acceptable to the Buyer, for payment in full of the senior and subordinated notes held by the Lenders.  As of March 31, 2011, that amount was approximately $37,000.  In the event the Asset Purchase Agreement is terminated on this basis, we must reimburse Buyer’s transaction expenses.  The financial advisor to the special committee of the Board of Directors, has been authorized to contact parties who may have an interest in acquiring the Company or its assets.

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

Net Cash Used In Operating Activities

Net cash used in operating activities of $1,278 for the six months ended December 31, 2010 was principally attributable to a net loss of $7,047, offset by non-cash charges of $2,448, principally consisting of depreciation and amortization, and the aforementioned financial cost incurred in connection with the warrants issued to our senior lender, as well as a decrease in accounts receivable of $946 (which was generally due to a change in payment terms with a major customer), a decrease in inventory of $1,018 due to the effect of facilities consolidation under the restructuring program, a decrease of $476 in the amount due from vendors resulting from reduced purchases and therefore fewer returns to vendors, a decrease in prepaid expense and other assets due to lower core charges resulting from a decrease in new parts inventory, and an increase in accrued interest due to non-payment of June 30, 2010 interest payable to the Company’s principal lender, offset in part by a reduction accounts payable associated with the decrease in inventory.

Net cash used in operating activities of $331 for the six months ended December 31, 2009 was principally due to a decrease in accounts payable and accrued expenses of $2,356, attributable to a lower level business in the current period, offset by a decrease in accounts receivable of $1,999, also attributable to a lower level business in the current period, and non-cash charges of $2,176, principally consisting of depreciation and amortization, deferred income taxes and the aforementioned one-time write off of deferred transaction costs.

Net Cash Used In Investing Activities

Net cash used in investing activities of $190 and $225 for the six months ended December 31, 2010 and 2009, respectively, was attributable to capital expenditures in each period for property and equipment.

Net Cash Used In Financing Activities

Net cash used in financing activities of $136 for the six months ended December 31, 2010 was principally attributable to quarterly principal payments on senior notes.   Net cash used in financing activities of $1,270 for the six months ended December 31, 2009 was primarily attributable to an annual cash sweep in the amount of $1,000 and quarterly principal payments on senior notes.

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

(B) Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company from time-to-time is involved in litigation incidental to the conduct of its business. See Note 12 – Subsequent Events under the heading Circuit City Bankruptcy Proceedings and Note 7 – Commitments and Contingencies under the heading Dispute with Former Chief Executive Officer of the Notes to the Consolidated Financial Statements set forth under Item 1 - Financial Statements of Part I of this Report for a description of legal proceedings in which we are currently involved, which disclosure is incorporated herein by reference.

 Item 1A.  Risk Factors

Our business is subject to the following risk factors:

To Ensure Continuation of Our Operations, We Need to Restructure or Refinance All or a Portion of Our Existing Indebtedness.

In the fiscal year ended June 30, 2010 and in the three months ended September 30 and December 31, 2010 and March 31, 2011, we failed to satisfy all our quarterly principal and interest debt service payments and failed to meet certain other covenants under our existing debt agreement.  To date, our lenders have not exercised any of its rights under the existing debt agreement with respect to such failures.  We have reached an agreement with our principal lenders with respect to our existing indebtedness.  On May 13, 2011, we and our operating subsidiaries entered into an Asset Purchase Agreement providing for the sale of substantially all of our assets to Encompass Supply Chain Solutions, Inc. (which we refer to herein as the “buyer”), which is a newly formed entity affiliated with our principal lenders and Sankaty Advisors, LLC (“Sankaty”), the advisor to our principal lenders.  Under the Asset Purchase Agreement, the buyer will acquire substantially all of our and our subsidiaries’ assets (other than any assets of certain inactive subsidiaries).  The buyer will assume our senior debt held by the lenders.  The lenders will contribute our subordinated debt to the buyer, and the buyer will contribute the subordinated debt to us, making us both the debtor and creditor, effectively extinguishing the subordinated debt.  The transactions contemplated by the Asset Purchase Agreement are subject to the approval of our shareholders and certain other closing conditions, including the agreement by the former majority shareholders of our subsidiaries, Vance Baldwin, Inc., and Tritronics, Inc., to exchange the subordinated debt that they hold for preferred equity of the buyer’s parent.  The Asset Purchase Agreement may also be terminated upon the occurrence of certain events.  We cannot make any assurances that the transactions contemplated by the Asset Purchase Agreement will be completed.  In the event that we do not complete the transactions contemplated by the Asset Purchase Agreement and do not obtain funding from other sources to pay off the debt held by the lenders, our operations would be materially adversely affected.

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

Failure To Meet Certain Financial Covenant Tests Required By Our Debt Agreements Has Resulted In An Event Of Default.

On February 1 and August 1, 2010, we failed to satisfy a certain EBITDA leverage ratio covenant under our debt agreement, which entitled the purchasers of our notes to receive warrants to purchase shares of our common stock for nominal consideration in the aggregate amounts of 2,526,280,000 shares and 2,577,001,000 shares, respectively.  At March 31 (for which compliance was waived), June 30, September 30 and December 31, 2010 and March 31, 2011, we failed to meet certain financial covenant tests.  At each of March 31 and June 30, 2010, we failed to make required principal and interest payments on a timely basis although we paid the principal and interest payment due on those dates later in June and October 2010, respectively.   At each of September 30 and December 31, 2010 and March 31, 2011, we failed to make required principal and interest payments.  Due to these failures, our principal lenders have declared an event of default under our loans.  To date the only remedy sought by our lenders has been an increase of the interest rate to a default rate specified in the loan documents.  If we do not complete the transactions contemplated by the Asset Purchase Agreement dated May 13, 2011 and described above, or engage in another transaction that enables us to repay our debt, the lenders could declare all of our obligations due and payable, and foreclose on all of our assets. We cannot provide any assurances that we will have sufficient earnings to meet our financial covenant tests or that our principal lenders will grant us further waivers.  If our principal lenders do not grant us further waivers and if we do not reach an agreement to restructure our debt, we would likely be in default under our debt agreement..

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

Ours Issuances of Preferred Stock Has Significantly Diluted the Equity Ownership of our Stockholders and the Future Conversion of our Outstanding Preferred Stock will also Cause Significant Dilution to our Existing Stockholders.

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

Item 3. Defaults Upon Senior Securities

The Company did not make the principal payment on the senior debt or interest payments on the senior and senior subordinated debt due as of September 30 and December 31, 2010, and did not meet certain financial covenants as of such dates.  Due to the failure to make the required principal and interest payments, our principal lenders have declared an event of default under our senior debt and senior subordinated debt.  To date, the only remedy sought by our lenders has been an increase of the interest rate to a default rate specified in the loan documents.  The aggregate amount of the senior and senior subordinated debt in default was $34,588 on December 31, 2010.

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