Form 10-Q
period 2011-03-31
Encompass Group Affiliates, Inc
filed 2011-07-07
CIK 1100820

U.S. Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(check one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2011

Common Stock, no par value per share	13,286,151,226 shares

Encompass Group Affiliates, Inc.
Index To Form 10-Q

Page No.
Part I - Financial Information (Dollars in thousands, except share data)

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets As Of March 31, 2011 (Unaudited) and June 30, 2010	2

	Condensed Consolidated Statements Of Operations (Unaudited) For The Three And Nine Months Ended March 31, 2011 and 2010	3

	Condensed Consolidated Statement Of Stockholders’ Deficiency (Unaudited) For The Nine Months Ended March 31, 2011	4

	Condensed Consolidated Statements Of Cash Flows (Unaudited) For The Nine Months Ended March 31, 2011 and 2010	5

	Notes To Condensed Consolidated Financial Statements (Unaudited)	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II - Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30-33

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	[Removed and Reserved]	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

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

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except per share data)

Part I  - Financial Information
Item 1. – Financial Statements
	March 31, 2011	June 30, 2010
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$1,801	$3,067
Accounts receivable, net of allowance for doubtful accounts of $376 and $372, respectively	4,968	7,670
Inventory	9,280	9,054
Due from vendors	1,234	2,075
Prepaid expenses and other current assets	2,709	2,919
Total Current Assets	19,992	24,785
Property and equipment, net	1,126	1,287
Other Assets
Intangible assets, net	10,492	11,673
Goodwill	8,720	8,720
Other assets	424	526
Total Other Assets	19,636	20,919

TOTAL ASSETS	$40,754	$46,991

LIABILITIES, SERIES E PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIENCY)
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$12,920	$12,039
Notes payable, current portion	39,197	38,121
Total Current Liabilities	52,117	50,160

Long Term-Liabilities	259	309
TOTAL LIABILITIES	52,376	50,469
COMMITMENTS AND CONTINGENCIES
SERIES E PREFERRED STOCK	8,867	6,753
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value, 25,000 authorized, 3,000 shares issued and outstanding for Series C, Series D and Series E:
Series C convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $9,040 and $8,469 at
March 31, 2011 and June 30, 2010, respectively)	--	--
Series D convertible preferred stock, $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding (liquidation value of $910 and $852 at
March 31, 2011 and June 30, 2010, respectively)	--	--
Common stock, no par value, 230,000,000,000 shares authorized, 13,286,151,000
shares issued and outstanding at March 31, 2011 and June 30, 2010	36,152	36,152
Additional paid-in capital	9,925	10,761
Accumulated deficit	(66,566)	(57,144)
Total Stockholders' Deficiency	(20,489)	(10,231)
TOTAL LIABILITIES, SERIES E PREFERRED STOCK AND STOCKHOLDERS’ DEFICIENCY	$40,754	$46,991

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
	2011	2010	2011	2010

NET SALES	$18,892	$23,580	$62,169	$67,972
COST OF SALES	14,992	18,117	50,446	51,807
GROSS PROFIT	3,900	5,463	11,723	16,165

OPERATING EXPENSES
Depreciation and amortization	515	497	1,527	1,506
Selling, general and administrative expenses	4,043	4,645	13,419	13,663
Write-off of deferred transaction costs	--	--	--	1,111
TOTAL OPERATING EXPENSES	4,558	5,142	14,946	16,280

Income (Loss) From Operations	(658)	321	(3,223)	(115)

OTHER INCOME (EXPENSE)
Interest expense and other financial costs, net	(1,717)	(2,977)	(6,205)	(6,257)
Other income	--	9	6	6
TOTAL OTHER INCOME (EXPENSE), NET	(1,717)	(2,968)	(6,199)	(6,251)

LOSS BEFORE INCOME TAXES	(2,375)	(2,647)	(9,422)	(6,366)
Income tax benefit	--	--	--	900
NET LOSS	(2,375)	(2,647)	(9,422)	(5,466)
Cumulative dividends on preferred stock	(1,119)	(209)	(2,741)	(625)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,494)	$(2,856)	$(12,163)	$(6,091)
Basic and diluted net loss per common share	$--	$--	$--	$--
Basic and diluted weighted average number of common shares outstanding	13,286,151,000	13,286,151,000	13,286,151,000	13,286,151,000

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
 (UNAUDITED)
(Dollars in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT			TOTAL
BALANCE AT JULY 1, 2010	2,000	$--	13,286,151,000	$36,152	$10,761	$(57,144)	$	(10,231)
Stock-based compensation	--	--	--	--	37	--		37
Warrants issued to lender	--	--	--	--	1,241	--		1,241
Series E preferred stock dividend	--	--	--	--	(2,114)	--		(2,114)
Net loss for the period	--	--	--	--	--	(9,422)		(9,422)
BALANCE AT MARCH 31, 2011	2,000	$--	13,286,151,000	$36,152	$9,925	$(66,566)		$(20,489)

See accompanying notes to unaudited condensed consolidated financial statements

ENCOMPASS GROUP AFFILIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	For the Nine Months Ended
	March 31,
	2011	2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(9,422)	$(5,466)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,734	1,739
Deferred income taxes	--	(900)
Provision for doubtful accounts	4	(137)
Stock-based compensation	37	297
Preferred dividend classified as interest	--	1,044
Write-off of deferred transaction costs	--	1,111
Financial costs in connection with warrant issuance	1,241	1,217
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted cash	--	1,509
Accounts receivable	2,698	(1,825)
Inventory	(226)	851
Due from vendors	840	4
Prepaid expense and other assets	228	(918)
Increase (decrease) in liabilities:
Escrow liability	--	(1,509)
Accounts payable and accrued expenses	1,950	2,014
Net cash used in operating activities	(916)	(969)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(210)	(391)
Net cash used in investing activities	(210)	(391)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on notes payable	(140)	(1,400)
Net cash used in financing activities	(140)	(1,400)

Net decrease in cash and cash equivalents	(1,266)	(2,760)

Cash and cash equivalents at beginning of period	3,067	5,536

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,801	$2,776

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

Going Concern

As shown in the accompanying condensed financial statements, the Company incurred an operating loss of $3,223 and a net loss of $9,422 for the nine months ended March 31, 2011, and an operating loss of $16,864 and a net loss of $28,774 for the fiscal year ended June 30, 2010.  The Company's condensed consolidated balance sheet reflects a stockholders’ deficiency of $20,489 as of March 31, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. Management believes that the Company needs to restructure or refinance all or a portion of its existing indebtedness to continue its operations.  The Company has undertaken or anticipates undertaking certain actions to increase sales revenue and reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Management cannot be certain that restructuring or refinancing of its existing indebtedness will be available on acceptable terms, or at all. Management’s plans regarding those matters are described in Note 5 – Notes Payable and Note 12 – Subsequent Events.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2011 and 2010 are unaudited but in the opinion of management include all adjustments consisting of normal accruals necessary for a fair presentation of financial position and the comparative results of operations and cash flows.  Results of operations for interim periods are not necessarily indicative of those to be achieved or expected for the entire year.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.   The June 30, 2010 balance sheet has been derived from the audited financial statements as of that date.

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

Effective June 30, 2010, the Company changed its method for estimating the value of its Philips inventory and the required reserve for excess and obsolete inventory.  This change resulted in an immaterial additional increase in the reserve during the nine months ended March 31, 2011.

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

Core charges borne by the Company associated with goods in inventory are not included in inventory as cost, but are classified separately in prepaid expenses and other current assets in the consolidated balance sheets.  Such core charges amounted to $1,053 and $1,702 as of March 31, 2011 and June 30, 2010, respectively.  Cores physically returned by customers to the Company awaiting return to vendors are included in inventory.

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

Accordingly, the carrying value of goodwill is evaluated principally in relation to the operating performance, specifically historical or projected adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as appropriate in the circumstances.  The key risk factor that determines whether the carrying value of goodwill had been impaired as of June 30, 2010 was a significant decline in Company’s projected EBITDA in future periods based on then current business conditions.  The EBITDA multiple valuations used were based on nine times a projected EBITDA estimate.  Management based its projected EBITDA estimate on annualized EBITDA calculated after giving effect to certain cost reduction initiates that have been implemented or are underway.  This reasonableness of the EBITDA multiple is supported by recent M&A activity information.

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

Deferred Finance Costs

Costs associated with the Company’s debt obligations are capitalized and amortized using the interest method over the life of the related debt obligation.  As of March 31, 2011 and June 30, 2010, $682 of such costs were capitalized, or $185 and $269, respectively, net of amortization.

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

Shipping and Handling Costs

The Company includes shipping costs, associated with outbound freight, in cost of sales.  Total shipping costs included in cost of sales for the three months ended March 31, 2011 and 2010 were $1,384 and $1,335, respectively.  Total shipping costs included in cost of sales for the nine months ended March 31, 2011 and 2010 were $3,893 and $4,132, respectively.

Loss Per Share

Basic net loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is based upon the addition of the effect of common stock equivalents (convertible preferred stock and convertible notes payable, potentially dilutive stock options and warrants) to the denominator of the basic net income per share calculation using the treasury stock method, if their effect is dilutive.

For the three and nine months ended March 31, 2011 and 2010, potentially dilutive securities that could have been issued upon conversion of convertible preferred stock and convertible notes were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.  Potentially dilutive securities for each of the three and nine months ended March 31, 2011 and 2010 totalled 115,614,655,000 and 113,037,654,000 shares, respectively.

At March 31, 2011 and 2010, potentially dilutive securities attributable to stock option grants totalled 2,977,587,000 and 10,923,525,000 shares, respectively.  Such options to purchase shares of common stock at $.00075 were not include in the computation of diluted EPS for the years then ended because the options’ exercise price was greater than the average market price of the common shares.

Concentration of Credit Risk

Sales to two customers in each period accounted for approximately 20.4% and 11.4% of net sales for the three months ended March 31, 2011, and approximately 30.0% and 11.6% of net sales for the three months ended March 31, 2010.  Sales to two customers in each period accounted for approximately 20.3% and 9.6% of net sales for the nine months ended March 31, 2011, and approximately 16.7% and 12.1% of net sales for the nine months ended March 31, 2010.

The Company has certain financial instruments that potentially subject it to significant concentrations of credit risk which consist principally of cash and cash equivalents and accounts receivable.  Certain deposits held with banks may exceed the amount of insurance provided on such deposits.  At March 31, 2011, the amount of deposits in excess of insurance provided was $1,320.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.  We evaluated our March 31, 2011 financial statements for subsequent events through the date the financial statements were filed with the SEC.  There were subsequent events that are disclosed in Note 12 - Subsequent Events to the accompanying condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3.INVENTORY

Inventory consisted of the following:
	March 31, 2011	June 30, 2010
Parts	$6,631	$6,650
Cores and defective parts	2,649	2,404
Total inventory	$9,280	$9,054

NOTE 4.INTANGIBLE ASSETS

Intangible assets consisted of the following:
	March 31, 2011	June 30, 2010
Intangible assets, primarily consisting of customer lists	$15,750	$15,750
Less accumulated amortization	(5,258)	(4,077)
Total net intangible assets	$10,492	$11,673

Amortization expense for intangible assets for each of the three months ended March 31, 2011 and 2010 amounted to $394.  Amortization expense for intangible assets for each of the nine months ended March 31, 2011 and 2010 amounted to $1,181.

NOTE 5.             NOTES PAYABLE

     Notes payable consisted of the following at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Note payable to officer	$310	$310
Senior notes, net	9,829	9,925
Series A and Series B senior subordinated notes, net	26,849	25,663
Convertible notes	1,206	1,206
Other notes payable	1,003	1,017
Total notes payable	39,197	38,121
Less: current portion	(39,197)	(38,121)
Notes, less current portion	$--	$--

Classification of Notes Payable as Current

All notes payable have been classified as current liabilities at March 31, 2011 and June 30, 2010 as payment has been accelerated due to the matters described in the Proposed Transaction with Lenders section below, and due to the possible satisfaction of all or part of these notes possibly occurring prior to June 30, 2011.

Proposed Transaction with Lenders

The Company did not pay quarterly interest on its subordinated notes due on March 31, 2010 and June 30, 2010 on a timely basis due to cash constraints.  In connection with negotiations with our principal stockholder and our principal lenders, we paid the principal and interest on the senior notes, and the negotiated cash portions of interest payments due on our senior subordinated notes for March 31, 2010 and June 30, 2010, in June 2010  and October 2010, respectively, but have not yet paid the cash portions of quarterly interest on our senior and subordinated notes, and quarterly principal payment on our senior notes, due on September 30, 2010 and December 31, 2010.  Further, the Company has not met certain financial covenant tests at March 31 (for which compliance was waived), June 30, September 30 and December 31, 2010 and March 31, 2011.  Our lender has elected, pursuant to the terms of our existing debt agreement, to increase the interest rate on our senior and subordinated notes by 2% per annum over the applicable interest rate, effective as of December 31, 2009.   See Note 12 – Subsequent Events for a description of the proposed transaction contemplated by the Asset Purchase Agreement entered into by and among the Company, its subsidiaries, and Sancompass, Inc. and Encompass Supply Chain Solutions, Inc., two newly formed entities affiliated with Sankaty Advisors, LLC and the Company’s principal lenders, on May 13, 2011.

NOTE 6.                      PREFERRED AND COMMON STOCK

Dividends in the amount of $909 and $342 were earned by holders of Series E Preferred Stock but not paid in the three months ended March 31, 2011 and 2010, respectively.  Dividends in the amount of $2,114 and $1,044 were earned by holders of Series E Preferred Stock but not paid in the nine months ended March 31, 2011 and 2010, respectively.  Such dividend for the three and nine months ended March 31, 2010 is included in interest expense since, prior to June 30, 2010, the issue was classified as a liability rather than equity, with the related liability for dividends included in the Series E Preferred Stock balance in long-term liabilities in the condensed consolidated balance sheet.

As a result of the Company failing to meet a certain EBITDA leverage ratio covenant tests as of August 1, 2010, the Company’s principal lender earned warrants with a one year term to purchase 2,577,001,000 shares of the Company’s common stock for no additional or nominal consideration.  In connection therewith, the Company recorded a provision in the amount of $1,241 in the nine month period ended March 31, 2011, which provision is included in interest expense and other financial costs, net.

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

NOTE 7.                      COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of its business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of March 31, 2011, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows, except that which is disclosed in Note 12 – Subsequent Events.

Lease Obligations

As of March 31, 2011, future minimum aggregate lease payments for the next five fiscal years and in the aggregate are approximately as follows:

For the year ending	June 30, 2011	$433
	June 30, 2012	1,036
	June 30, 2013	709
	June 30, 2014	588
	June 30, 2015	235
		$3,001

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

NOTE 8.STOCK-BASED COMPENSATION

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

There were no stock option grants awarded in the three and nine month periods ended March 31, 2011 and 2009.

The following table summarizes stock option activity for the nine months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2010	10,923,525,000	$0.00075
Granted	--	--
Exercised	--	--
Forfeited	(7,945,938,000)	$0.00075
Outstanding at March 31, 2011	2,977,587,000	$0.00075	6.8
Exercisable at March 31, 2011	2,715,440,000	$0.00075	6.7
Expected to vest	262,147,000	$0.00075	7.6

During the nine months ended March 31, 2011 stock options granted to the Company’s former Chief Executive Officer and former Chief Operating Officer were not exercised and, therefore, were forfeited.  Stock-based compensation expense for the three months ended March 31, 2011 and 2010 amounted to $3 and $62, respectively. Stock-based compensation expense for the nine months ended March 31, 2011 and 2010 amounted to $37 and $178, respectively.  As of March 31, 2011, the aggregate intrinsic value of options outstanding and options exercisable was $0 as the Company’s market price of common stock was less than the exercise price for all options.

NOTE 9.RETIREMENT PLANS

The Company maintains 401K profit sharing plans for substantially all of its eligible employees.  The expense incurred for the three months ended March 31, 2011 and 2010 amounted to $43 and $62, respectively.  The expense incurred for the nine months ended March 31, 2011 and 2010 amounted to $146 and $178, respectively

NOTE 10.INCOME TAXES

The Company periodically assesses its ability to realize its deferred income tax assets by considering whether it is more likely than not that some portion or all of deferred income tax assets will be realized.  Several factors are evaluated, including the amount and timing of the scheduled expiration and reversals of NOLs and deferred tax items, respectively, as well as potential generation of future taxable income over the periods for which the NOLs are applicable.  Certain estimates used in this analysis are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, management. Although the Company believes the expectations reflected in these estimates are based upon reasonable assumptions, there can be no assurance that actual results will not differ materially from these expectations.  The Company recorded a tax provision (benefit) of $0 for the three and nine months ended March 31, 2011, and a tax benefit of $900 for the nine months ended March 31, 2010. The benefit recorded in the nine months ended March 31, 2010 was based on a re-evaluation of its valuation allowance as of that date, which amount was subsequently restored as of June 30, 2010.

NOTE 11.                      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following are the payments made during the nine months ended March 31, 2011 and 2010 for income taxes and interest:
	2011	2010
Income taxes	$12	$108
Interest	1,330	3,628

Nine Months Ended March 31, 2011:

(1)	On August 1, 2010, the Company became obligated to issue a warrant, having a value of $1,241, to its principal lender to purchase 2,577,001,000 shares of the Company’s common stock.

Nine Months Ended March 31, 2010:

(1)	On February 1, 2010, the Company became obligated to issue a warrant, having a value of $1,217, to its principal lender to purchase 2,526,480,000 shares of the Company’s common stock.

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

As shown in the accompanying condensed consolidated financial statements, the Company incurred an operating loss of $3,223 and a net loss of $9,422 for the nine months ended March 31, 2011, and an operating loss of $16,864 and a net loss of $28,774 for the fiscal year ended June 30, 2010.  The Company's condensed consolidated balance sheet reflects a stockholders’ deficiency of $20,489 as of March 31, 2011.  We did not pay quarterly principal and interest on our senior notes and interest on our subordinated notes due on March 31, 2010 and June 30, 2010 on a timely basis due to cash constraints and, pending negotiations with our principal stockholder and our principal lenders, have not paid quarterly interest on our senior and subordinated notes, and quarterly principal payments on our senior notes, due on September 30, 2010, December 31, 2010 and March 31, 2011.  On September 17, 2010, our lenders notified us that, pursuant to the terms of our existing debt agreement, the interest rate on our senior and subordinated notes would increase by 2% per annum over the otherwise applicable interest rate and the increase would be effective as of December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company needs to restructure or refinance all or a portion of its existing indebtedness to continue its operations.  The Company has undertaken or anticipates undertaking certain actions to increase sales revenue and reduce our selling, general and administrative expenses, principally by reducing (i) compensation expense through wage and appropriate headcount reductions and (ii) occupancy expenses through downsizing and/or closing facilities to reduce overhead.  Management cannot be certain that restructuring or refinancing of its existing indebtedness will be available on acceptable terms, or at all.  Management’s plans regarding those matters are described in Note 5 – Notes Payable and Note 12 – Subsequent Events.

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

In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.  We evaluated our March 31, 2011 financial statements for subsequent events through the date the financial statements were filed with the SEC.  There were subsequent events that are disclosed in Note 12 - Subsequent Events to the accompanying condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 TO THE THREE MONTHS ENDED MARCH 31, 2010

The following table sets forth certain selected financial data as a percentage of sales for the three months ended March 31, 2011:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
Net sales	$18,892	100.0%	$23,580	100.0%
Cost of sales	14,992	79.4%	18,117	76.8%
Gross profit	3,900	20.6%	5,463	23.2%
Operating expenses	4,558	24.1%	5,142	21.8%
Income (Loss) from operations	(658)	(3.5)%	321	1.4%
Other expense, net	(1,717)	(9.1)%	(2,968)	(12.6)%
Loss before taxes	(2,375)	(12.6)%	(2,647)	(11.2)%
Income tax benefit	--	--%	--	--%
Net loss	$(2,375)	(12.6)%	$(2,647)	(11.2)%

Net Sales

Net sales for the three months ended March 31, 2011 amounted to $18,892 as compared to net sales of $23,580 for the three months ended March 31, 2010, a decrease of $4,688, or 19.9%.  The decrease in net sales was a result of an increase in sales to EPD’s major customer (at a lower gross margin), which was more than offset by a net decrease in sales to other customers in the aggregate as a result of the impact of the continuing economic downturn on much of its customer base.

Cost of Sales and Gross Profit

Our cost of sales totaled $14,992 for the three months ended March 31, 2011, as compared to $18,117 for the three months ended March 31, 2010, a decrease of $3,125 or 17.3%.  Cost of sales did not decrease in line with the decrease in net sales due to a decrease in gross margin.  Our gross profit decreased to $3,900 for the three months ended March 31, 2011 as compared to $5,463 for the three months ended March 31, 2010, a decrease of $1,563, or 28.6%, due to both the decrease in net sales referred to above and the decrease in gross margin discussed below.

Gross margin decreased to 20.6% for the three months ended March 31, 2011 from 23.2% for the comparable period in the prior year.  The decrease is primarily attributable to the effect of a change in product and customer mix.  Gross margin for the current quarter decreased due to the effect of (i) the aforementioned increase in lower margin incremental sales by EPD to a major customer compared to the prior year quarter, (ii) product mix where higher margins products has decrease in revenue during the most recent quarter as compared to year ago,(iii) a lower realized gross margin on service work performed by Encompass Service Solutions this quarter due to inefficiencies caused by the relocation of its operations from its own leased facility in Florida to a facility leased by EPD in Georgia.

Operating Expenses

Total operating expenses for the three months ended March 31, 2011 and 2010 were $4,558 and $5,142, respectively, representing a decrease of $584 or 11.4%.

Depreciation and amortization for the three months ended March 31, 2011 amounted to $515 compared to $497 for the three months ended March 31, 2010, a minor difference.

Selling, general and administrative expenses decreased to $4,043 for the three months ended March 31, 2011 from $4,645 for the three months ended March 31, 2010, for a decrease of $602 or 13.0%.  The decrease was attributable to (i) occupancy expenses attributable to the closing of certain facilities and (ii) compensation expenses attributable to headcount reductions as executed under a restructuring and cost reduction program.(iii) decrease in credit card fees related to sales, offset by increase in  (i) fees associated with an advisory services agreement, (ii) increased expenses associated with international operations.

Other Income (Expense)

Total other expense amounted to $1,717 for the three months ended March 31, 2011 compared to $2,968 for the three months ended March 31, 2010 for a change of $1,251.  For the three months ended March 31, 2010 the Series E preferred stock dividend was included in interest expense, whereas in the current period this dividend is charged to additional  paid-in capital.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2011 TO THE NINE MONTHS ENDED MARCH 31, 2010

The following table sets forth certain selected financial data as a percentage of sales for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended		Nine Months Ended
	March 31, 2011		March 31, 2010
Net sales	$62,169	100.00%	$67,972	100.00%
Cost of sales	50,446	81.1%	51,807	76.2%
Gross profit	11,723	18.9%	16,165	23.8%
Operating expenses	14,946	24.1%	15,169	22.3%
Write-off of deferred transaction costs	--	--	1,111	1.6%
Total operating costs	14,946	24.1%	16,280	23.9%
Loss from operations	(3,223)	(5.2)%	(115)	(.2)%
Other expense, net	(6,199)	(10.0)%	(6,251)	(9.2)%
Loss before taxes	(9,422)	(15.2)%	(6,366)	(9.4)%
Income tax benefit	0	0.0%	900	1.3%
Net loss	$(9,422)	(15.2)%	$(5,466)	(8.1)%

Net Sales

Net sales for the nine months ended March 31, 2011 amounted to $62,169 as compared to net sales of $67,972 for the nine months ended March 31, 2010, a decrease of $5,803, or 8.5%.  The decrease in net sales was attributable to a net decrease in sales as a result of the impact of the continuing economic downturn on much of its customer base and, to a lesser extent, lower sales by Encompass Service Solutions due to the loss of a contract with a major customer, offset in part by an increase in sales to EPD’s major customer (at a lower gross margin).

Cost of Sales and Gross Profit

Our cost of sales totaled $50,446 for the nine months ended March 31, 2011, as compared to $51,807 for the nine months ended March 31, 2010, a decrease of $1,361, or 2.6%, despite the aforementioned decrease in net sales in the current period compared to the earlier period.  This unfavorable change is directly related to a decrease in gross margin described below.  Our gross profit decreased to $11,723 for the nine months ended March 31, 2011 as compared to $16,165 for the nine months ended March 31, 2010, a decrease of $4,442 or 27.5%, also due to the decrease in gross margin described below.

Gross margin decreased to 18.9% for the nine months ended March 31, 2011 from 23.8% for the comparable period in the prior year.  The decrease is primarily attributable to the effect of a change in product and customer mix.  Gross margin for the current period decreased due to the effect of (i) the aforementioned increase in lower margin incremental sales by EPD to a major customer compared to the prior year period, (ii) no sales by EPD in the current period under a high margin short-term contract that was in effect in the year ago period, and  (iii) a lower realized gross margin on service work performed by Encompass Service Solutions this quarter due to inefficiencies caused by the relocation of its operations from its own leased facility in Florida to a facility leased by EPD in Georgia.

Operating Expenses

Total operating expenses for the nine months ended March 31, 2011 and 2010 were $14,946 and $16,280, respectively, representing a decrease of $1,334 or 8.2%.  The net change was primarily attributable to a reduction in wages related to headcount reduction and management staff , reduced level of stock based compensation , offset by the net effect on higher expenses associated with advisory services agreement and lower selling, general and administrative expenses of several matters described below.

Depreciation and amortization for the nine months ended March 31, 2011 amounted to $1,527 compared to $1,506 for the nine months ended March 31, 2010, a minor difference.

Selling, general and administrative expenses decreased to $13,419 for the nine months ended March 31, 2011 from $13,663 for the nine months ended March 31, 2010, a decrease of $244 or 1.8%.  The decrease was attributable to (i) occupancy expenses attributable to the closing of certain facilities and (ii) compensation expenses attributable to headcount reductions as executed under a restructuring and cost reduction program, offset by (i) charges recorded in the current period under the Company’s restructuring program for restructuring expenses related to the consolidation of EPD’s warehouse operations from five to two facilities, (ii) fees associated with an advisory services agreement, (iii) increased expenses associated with international operations and (iv) a charge for severance compensation payable to the Company’s former Chief Executive Officer and former Chief Operating Officer.

Other Income (Expense)

Total other income (expense) amounted to $(6,199) for the nine months ended March 31, 2011 compared to $(6,251) for the nine months ended March 31, 2010, an decrease of $52, or .1%.  This decrease was due principally to a charge of $1,241 in the current period for the issuance of warrants to the Company’s principal lender recorded in interest expense and other financial costs, net, offset by lower interest expense as the Series E preferred stock dividend was previously included in interest expense, whereas in the current period this dividend is charged to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company had cash and cash equivalents of $1,801 available to meet its working capital and operational needs.  Working capital amounted to a negative $32,125 due to the effect of the classification of notes payable in current liabilities as described in Note 5 – Notes Payable.  Following a series of transactions in August 2007 and August 2008, to, among other things, effect a recapitalization and complete two major acquisitions, the Company’s cash flows had been consistent and stable from quarter to quarter in fiscal 2008 and 2009 based on the level of net earnings and EBITDA generated by our operating units.  Working capital needed to fund increases in inventory and accounts receivable or capital expenditures historically has been provided by operations and cash on hand.

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

•	The Buyer will assume all of our other liabilities except for specified excluded liabilities (as described below).
•	The Buyer will pay $1,000,000 in cash purchase price.
•	We will receive common equity in the Buyer’s parent company (the “Parent”), also a newly formed entity affiliated with the Lenders. The equity is discussed further below.
•	The Buyer will reimburse up to $150 of our transaction expenses, and will contribute a scheduled amount to the settlement of certain liabilities.
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

We may terminate the Asset Purchase Agreement if, before the closing, we enter an acquisition agreement with a third party that provides, on terms reasonably acceptable to the Buyer, for payment in full of the senior and subordinated notes held by the Lenders.  As of May 31, 2011, that amount was approximately $42,000.  In the event the Asset Purchase Agreement is terminated on this basis, we must reimburse Buyer’s transaction expenses.  The financial advisor to the special committee of the Board of Directors, Cassel Salpeter & Co., has been authorized to contact parties who may have an interest in acquiring the Company or its assets.

Our Board of Directors approved the Asset Purchase Agreement after receiving the recommendation of the special committee.  The special committee was advised by Cassel Salpeter & Co., who rendered an opinion that the transaction contemplated by the Asset Purchase Agreement is fair to the Company, from a financial point of view.  The special committee will evaluate any potential alternative transaction brought to its attention by Cassel Salpeter & Co.

If the transactions contemplated in the Asset Purchase Agreement and the exchange of the Baldwin/Tritronics Parent Equity for the subordinated debt held by the former Tritronics and Vance Baldwin shareholders are effected, our assets/liabilities would consist of cash remaining after payment of expenses of the transaction in excess of $150 and liabilities not assumed by the Buyer, as well as the common stock of the Parent.  The common stock in the Parent that we will receive will represent a 15% interest in the common equity of the Parent, but there will be approximately $10,000 in secured debt and at least $33 in preferred equity senior to the common stock that we will receive.  Accordingly, we do not place any significant value on the common stock.  Nor do we anticipate a material amount of cash will remain after payment of expenses and non-assumed liabilities.  The liquidation preference and accrued dividends of our preferred stock exceeds $11,000.  Therefore the transactions contemplated by the Asset Purchase Agreement will not result in any distribution to common shareholders.

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

Net Cash Used In Operating Activities

Net cash used in operating activities of $916 for the nine months ended March 31, 2011 was principally attributable to a net loss of $9,422 and  an increase in inventory of $226, offset by non-cash charges of $3,016, principally consisting of depreciation and amortization, and the aforementioned financial cost incurred in connection with the warrants issued to our senior lender, as well as a decrease in accounts receivable of $2,698 (which was generally due to lower sales and a change in payment terms with a major customer), a decrease of $840 in the amount due from vendors resulting from reduced purchases and therefore fewer returns to vendors, a decrease in prepaid expense and other assets of $228 due to lower core charges resulting from a decrease in new parts inventory, and an increase in accrued interest due to non-payment of June 30, 2010 interest payable to the Company’s principal lender and an increase in  accounts payable of $1,950.

Net cash used in operating activities of $969 for the nine months ended March 31, 2010 was principally due to a net loss of $5,466, an increase in accounts receivable of $1,825, an increase in prepaid expense and other assets of $918, and a decrease in escrow liability of $1,509, offset by a non-cash charges of $4,371, principally consisting of depreciation and amortization $1,739, aforementioned one-time write off of deferred transaction costs of $1,111, financial costs incurred in connection with the warrants issued to our senior lender of $1,217, and an increase in accounts payable and accrued expenses of $2,014.

Net Cash Used In Investing Activities

Net cash used in investing activities of $210 and $391 for the nine months ended March 31, 2011 and 2010, respectively, was attributable to capital expenditures in each period for property and equipment.

Net Cash Used In Financing Activities

Net cash used in financing activities of $140 for the nine months ended March 31, 2011 was principally attributable to quarterly principal payments on senior notes.   Net cash used in financing activities of $1,400 for the nine months ended March 31, 2010 was primarily attributable to an annual cash sweep in the amount of $1,000 and quarterly principal payments on senior notes.

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

(B)	Changes In Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Section 13a-15(f) or 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Failure To Meet Certain Financial Covenant Tests Required By Our Debt Agreements Has Resulted In An Event Of Default.

On February 1 and August 1, 2010, we failed to satisfy a certain EBITDA leverage ratio covenant under our debt agreement, which entitled the purchasers of our notes to receive warrants to purchase shares of our common stock for nominal consideration in the aggregate amounts of 2,526,280,000 shares and 2,577,001,000 shares, respectively.  At March 31 (for which compliance was waived), June 30, September 30 and December 31, 2010, we failed to meet certain financial covenant tests.  At each of March 31 and June 30, 2010, we failed to make required principal and interest payments on a timely basis although we paid the principal and interest payment due on those dates later in June and October 2010, respectively.   At each of September 30 and December 31, 2010 and March 31, 2011, we failed to make required principal and interest payments.  Due to these failures, our principal lenders have declared an event of default under our loans.  To date the only remedy sought by our lenders has been an increase of the interest rate to a default rate specified in the loan documents.  If we do not complete the transactions contemplated by the Asset Purchase Agreement dated May 13, 2011 and described above, or engage in another transaction that enables us to repay our debt, the lenders could declare all of our obligations due and payable, and foreclose on all of our assets. We cannot provide any assurances that we will have sufficient earnings to meet our financial covenant tests or that our principal lenders will grant us further waivers.  If our principal lenders do not grant us further waivers and if we do not reach an agreement to restructure our debt, we would likely be in default under our debt agreement..

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

Our Disclosure Controls and Procedures for Financial Reporting Are Subject to Certain Limitations and Have Required Remediation.

Management has concluded that as of the period ended March 31, 2011, our disclosure controls and procedures were effective. Such controls and procedures, however, may not be adequate to prevent or identify existing or future internal control weaknesses due to certain limitations, including, but not limited to, our dependence on our enterprise-wide IT system for inventory management.  As an example, we concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for the periods ended September 30, 2009 and December 31, 2009 because of the identification of a material weakness relating to the proper carrying value of certain components of inventory and the result of a certain key controls in place not operating effectively.  The material misstatement of inventory was not prevented or detected on a timely basis due to lack of adequate testing of perpetual inventory records for the subject components of inventory and the failure of entity level controls in place, such as the analyses of balance sheet account balance fluctuations, gross profit and gross margin, which were designed to detect the overstatement of inventory and gross profit.  As a result, we restated our consolidated financial statements for the periods ended September 30, 2009 and December 31, 2009. We believe that we have remediated the material weakness described above and will continue to do so in future periods by performing periodic verification of the accuracy of the perpetual records by cycle counting quantities of the subject components of inventory reported as being on hand and conducting more in-depth analyses of all the various factors impacting balance sheet account balance fluctuations, monthly gross profit and gross margin.

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

Item 3. Defaults Upon Senior Securities

The Company did not make the principal payment on the senior debt or interest payments on the senior and senior subordinated debt due as of September 30 and December 31, 2010 and March 31, 2011, and did not meet certain financial covenants as of such dates.  Due to the failure to make the required principal and interest payments, our principal lenders have declared an event of default under our senior debt and senior subordinated debt.  To date, the only remedy sought by our lenders has been an increase of the interest rate to a default rate specified in the loan documents.  The aggregate amount of the senior and senior subordinated debt in default was $35,526 on May 31, 2011.

Item 4. [Removed and Reserved.]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 35 hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encompass Group Affiliates, Inc.

Date: July 7, 2011	By: /s/ Robert B. Gowens
Name: Robert B. Gowens
Title: Interim Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2011	By: /s/ John E. Donahue
Name: John E. Donahue
Title: Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit No.	Description	Location (1)

2.1	Asset Purchase Agreement dated May 27, 2004, by and between Cyber-Test, Inc., a Delaware corporation, and Cyber-Test, Inc., a Florida corporation.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2004

2.2	Stock Purchase Agreement entered into by and between Encompass Group Affiliates, Inc. and Fred V. Baldwin, dated as of August 17, 2007	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007

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